Form 10-K
period 1993-12-25
WEIS MARKETS INC
filed 1994-03-25
CIK 105418

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the fiscal year ended December 25, 1993      Commission file number 1-5039

                             WEIS MARKETS, INC.
         (Exact name of registrant as specified in its charter)

         Pennsylvania                                      24-0755415
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

1000 South Second Street, Sunbury, PA                        17801
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       717-286-4571

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                            on which registered

  Common stock, no par value                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                    None
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   Yes    x       No

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $410,326,000.

Shares of common stock outstanding as of February 18, 1994 - 43,746,711.

The index to Exhibits is located in Part IV, Item 14(c).


DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 1993 Weis Markets, Inc. Annual Report to Shareholders are incorporated by reference in Part II and Part IV of this Form 10-K.

Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 18, 1994 are incorporated by reference in Part III of this Form 10-K.

                              WEIS MARKETS, INC.

                                  PART I

Item 1.   Business:

(a) Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food. There was no material change in the nature of the company's business during fiscal 1993.

(b) The principal business activity which the company has been engaged in for the last five fiscal years is the retail sale of food.

(c)(1)(i) The company operates 117 retail food markets in Pennsylvania, 15 in Maryland, 1 in New Jersey, 3 in New York, 4 in Virginia, and
          1 in West Virginia. The stores trade under the name Weis Markets, except for 18 Pennsylvania stores which trade as Mr. Z's Food Mart, 2 Pennsylvania stores which trade as Erb's, 4 Pennsylvania stores which trade as Scot's Lo Cost, and 1 Pennsylvania store which trades as Big Top Market. During the past fiscal year, 4 new stores were opened and 3 were closed. The company also owns and operates
          Weis Food Service, a restaurant and institutional supplier. The company supplies its stores from distribution centers in Sunbury, Northumberland, and Milton, Pennsylvania. The percentage of net sales contributed by each class of similar products for each of the five fiscal years ended December 25, 1993 was:

                       Grocery      Meat   Produce     Other

          1989           62.89     15.03     11.69     10.39
          1990           62.73     14.99     11.21     11.07
          1991           61.27     14.49     10.95     13.29
          1992           60.81     14.15     10.78     14.26
          1993           60.74     14.80     11.06     13.40

(c)(1)(vi)The Company has its own distribution center with warehouses located within a 15 mile radius of its corporate offices in Sunbury, Pennsylvania. The Company is required to use a significant amount of working capital to provide for the required amount of inventory to meet demand for its products with efficient use of buying power and space in the warehouse facilities.

(c)(1)(x)The business of the company is highly competitive, and, in the areas served by it, the company competes based on price and service with national retail food chains, local chains and many independent food stores. The following list includes, but is not limited to, the competitors of the Company: Acme Markets, Inc., Giant Foods of Carlisle, Giant Foods of Landover, Festival Foods, Shop Rite,
         Super Rite, Giant Eagle, Riverside Markets, Super Valu, Aldi, Insalaco, Walmart, K-Mart, Sam's and A&P. On the basis of sales volume, the company believes it is the leading food retailer in the majority of the areas in which it operates.

(c)(1)(xiii)The company has approximately 15,000 employees.

Item 2.   Properties:

          The company owns and operates 68 of its stores and leases and operates 73 stores under operating leases for varying periods of time up to the year 2013. The company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land which are available as locations for possible future stores or other expansion.

          The company owns and operates two warehouses in Sunbury, Pennsylvania totaling approximately 551,000 square feet: one in Milton, Pennsylvania of approximately 1,016,000 square feet, and two in Northumberland, Pennsylvania totaling approximately 121,000 square feet. Weis Markets also operates an ice cream plant, meat processing plant and milk processing plant at its Sunbury location.

Item 3.   Legal Proceedings:

          Neither the company nor any subsidiary is presently a party to, nor is any of their property subject to, any material pending legal proceedings, other than routine litigation incidental to the business.

Item 4.   Submission of Matters to a Vote of Security Holders:

          There were no matters submitted to a vote of security holders during the fourth quarter of 1993.


                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters:

          "Stock Prices and Dividend Information by Quarter" on page 15 and "Stock Traded" on the inside back cover of the 1993 Weis Markets, Inc. Annual Report to Shareholders are incorporated herein by reference.

          The computation of the approximate number of stockholders on December 25, 1993 is based upon the approximate number of shareholders as determined by the Company's transfer agent.

Item 6.   Selected Financial Data:

          "Five-Year Review of Operations" on page 15 of the 1993 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

          "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 6 of the 1993 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data:

          The following information in the 1993 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference:
          The consolidated financial statements on pages 7 to 9, the notes to consolidated financial statements on pages 10 to 14 and the independent auditors' report on page 14.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

          None.


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant:

          "Election of Directors" on pages 4 and 5 of the Weis Markets, Inc. definitive proxy statement dated March 18, 1994 is incorporated herein by reference.

Item 11.  Executive Compensation:

          "Board Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal
          Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and
          FY-End Option/SAR Values," "Retirement Plans," "Pension Plan Table," "Shareholder Return Performance," "Comparative Five-Year Total Returns," and "Comparative Ten-Year Income Percentages" on pages 5 to 9 of the Weis Markets, Inc. definitive proxy statement dated March 18, 1994 is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management:

          "Outstanding Voting Securities and Voting Rights" on page 3 of the Weis Markets, Inc. definitive proxy statement dated March 18, 1994 is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions:

          "Compensation Committee Interlocks and Insider Participation",
          "Board Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year, "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Retirement Plans," "Pension Plan Table," "Shareholder Return Performance," "Comparative Five-Year Total Returns," and "Comparative Ten-Year Income Percentages," on pages
          5 to 9 of the Weis Markets, Inc. definitive proxy statement dated March 18, 1994 is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          The following information is incorporated herein by reference from the 1993 Weis Markets, Inc. Annual Report to Shareholders: the consolidated financial statements on pages 7 to 9, the notes to consolidated financial statements on pages 10 to 14 and the independent auditors' report on page 14.

(a)       The following documents are filed as a part of this report:
                                                             Page
               1.Report of Independent Auditors on
                 Financial Statement Schedules               F-1

               2.Financial Statement Schedules:

                  I. Marketable Securities                   F-2

                  V. Property, Plant and Equipment           F-3

                 VI. Accumulated Depreciation,
                     Depletion and Amortization of
                     Property, Plant and Equipment           F-4

          Schedules other than those listed above are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

(b) There were no reports on Form 8-K filed during the quarter ended December 25, 1993.

(c) A listing of exhibits filed or incorporated by reference is as follows:

          Exhibit No.
          3-A      Articles of Incorporation
          3-B      By-Laws
          10-A     Deferred Compensation Plan
          10-B     Profit Sharing Plan
          10-C     Employee Stock Ownership Plan

          10-D     Stock Appreciation Rights Program
          10-E     Stock Option Plan
          13       Annual Report to Shareholders for the Fiscal Year ended
                   December 25, 1993
          22       Subsidiaries of the Registrant
          24       Consent of Independent Auditors

          The exhibits listed above, except for exhibits 13, 22 and 24, have been filed as exhibits under Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 27, 1980 and are incorporated herein by reference.

          The foregoing exhibits are available upon request from the Secretary of the Company at a fee of $10.00 per copy.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      WEIS MARKETS, INC.
                                                         (Registrant)



Date
                                                        Sigfried Weis
                                                          President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date
                                                        Sigfried Weis
                                                (Principal Executive Officer)
                                                     President and Director



Date
                                                       Robert F. Weis
                                                (Principal Financial Officer)
                                                 Vice President and Treasurer
                                                        and Director



Date
                                                       Norman S. Rich
                                                Vice President and Secretary
                                                       and Director



Date
                                                     William R. Mills
                                                 Vice President Finance

                         Independent Auditors' Report




The Board of Directors and Shareholders of
Weis Markets, Inc.:


Under date of January 28, 1994, we reported on the consolidated balance sheets of Weis Markets, Inc. and subsidiaries as of December 25, 1993 and December 26, 1992 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 25, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed at Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                   KPMG PEAT MARWICK



Harrisburg, Pennsylvania
January 28, 1994

                   SCHEDULE I.    MARKETABLE SECURITIES

                             December 25, 1993

                                                                            Market Value of
                                         Number of                           Each Issue and
                                      Shares or Units-     Amortized        Carrying Amount
    Name of Issuer                  Principal Amounts of     Cost of        at Balance Sheet
and Title of Each Issue                Bonds and Notes     Each Issue            Date
Pennsylvania municipal and political
subdivision bonds                       363,955,000       $377,742,000       $390,710,000

U.S. Treasury securities                 31,000,000         31,272,000         33,690,000

Equity securities                           879,342         12,736,000         26,699,000

Other short-term investments              7,013,000          7,013,000          7,013,000

                                                          $428,763,000       $458,112,000

































                                       F-2

                SCHEDULE V.    PROPERTY, PLANT AND EQUIPMENT

         Fiscal Years Ended December 25, 1993, December 26, 1992, and
                                December 28, 1991

                                Balance at                                Balance at
                                Beginning      Additions                    End of
   Description                  of Period       at Cost     Retirements     Period
Year Ended December 25, 1993:
Land                          $ 26,965,000     1,266,000        79,000     28,152,000
Buildings and improvements     157,941,000    11,909,000     1,436,000    168,414,000
Equipment                      235,609,000    31,269,000     1,384,000    265,494,000
Leasehold improvements          29,781,000     4,744,000        89,000     34,436,000
                              $450,296,000    49,188,000     2,988,000    496,496,000

Year Ended December 26, 1992:
Land                          $ 25,253,000     1,798,000        86,000     26,965,000
Buildings and improvements     150,022,000     8,811,000       892,000    157,941,000
Equipment                      217,909,000    19,954,000     2,254,000    235,609,000
Leasehold improvements          28,901,000     1,422,000       542,000     29,781,000
                              $422,085,000    31,985,000     3,774,000    450,296,000

Year Ended December 28, 1991:
Land                          $ 24,543,000     1,010,000       300,000     25,253,000
Buildings and improvements     139,915,000    11,876,000     1,769,000    150,022,000
Equipment                      198,063,000    21,963,000     2,117,000    217,909,000
Leasehold improvements          25,574,000     3,327,000         -         28,901,000
                              $388,095,000    38,176,000     4,186,000    422,085,000

   Column C, "Additions at Cost," relates principally to acquiring and equipping new stores and enlargement and refurbishing of existing facilities.

   Estimated useful lives of the assets are:  buildings and improvements 10-60 years, equipment 3-12 years, and leasehold improvements 5-20 years.



















                                     F-3

            SCHEDULE VI.    ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                              OF PROPERTY, PLANT AND EQUIPMENT

       Fiscal Years Ended December 25, 1993, December 26, 1992, and December 28, 1991
                                              Additions
                                Balance at    Charged to                   Balance at
                                Beginning     Costs and                      End of
   Description                  of Period      Expenses     Retirements      Period
Year Ended December 25, 1993:
Buildings and improvements    $ 55,832,000     5,845,000       871,000     60,806,000
Equipment                      178,359,000    19,915,000       921,000    197,353,000
Leasehold improvements          11,566,000     1,552,000        66,000     13,052,000
                              $245,757,000    27,312,000     1,858,000    271,211,000

Year Ended December 26, 1992:
Buildings and improvements    $ 51,097,000     5,224,000       489,000     55,832,000
Equipment                      161,778,000    18,815,000     2,234,000    178,359,000
Leasehold improvements          10,085,000     1,771,000       290,000     11,566,000
                              $222,960,000    25,810,000     3,013,000    245,757,000

Year Ended December 28, 1991:
Buildings and improvements    $ 46,477,000     4,983,000       363,000     51,097,000
Equipment                      146,070,000    17,788,000     2,080,000    161,778,000
Leasehold improvements           8,474,000     1,611,000         -         10,085,000
                              $201,021,000    24,382,000     2,443,000    222,960,000

























                                      F-4

                                                       EXHIBIT 13


                              WEIS MARKETS, INC.


Annual  Report to Shareholders for the fiscal year ended December 25, 1993.

                                WEIS MARKETS, INC.
                               1993 ANNUAL REPORT

Weis Markets, Inc.

Weis Markets, Inc. is a successful supermarket chain with 141 stores located in Pennsylvania, Maryland, New Jersey, New York, Virginia, and West Virginia. Started in 1912 as a cash-and-carry grocery store, Weis became publicly owned in 1965. Its stock is listed on the New York Stock Exchange under the symbol WMK. Over 15,000 employees contribute to the Company's continuing success. Many of the Company's 1,800 private label products are supplied by its own manufacturing and processing plants. Distribution centers located in Milton and Sunbury are served by a Company owned fleet of tractor-trailers. In addition to supermarkets, the Company owns and operates Weis Food Service, a distributor to restaurant and institutional customers.

Highlights
(dollars in thousands, except per share amounts
For the Fiscal Years Ended December 25, 1993,
December 26, 1992, and December 28, 1991                 1993          1992          1991
Net sales                                             $1,441,090    $1,289,195    $1,294,332
Income before provision for income taxes and
  cumulative effect of change in accounting principle    113,654       110,249       124,186
Net income                                                72,953        72,716        80,577
Cash dividends                                            30,677        29,907        28,484
Shareholders equity                                      738,115       680,265       647,413
Depreciation and amortization                             28,959        26,358        25,131
Shares outstanding                                    43,796,403    43,831,468    44,216,374
Net income per share                                  $     1.66          1.65    $     1.81
Cash dividends per share                                     .70           .68           .64
Number of stores                                             141           126           124


To Our Shareholders
     We are pleased to report that sales for Weis Markets for the 52-week fiscal year ended December 25, 1993, increased 11.8% to $1,441,090,000 compared with $1,289,195,000 for the same period a year ago. Earnings were $72,953,000 compared to $72,716,000 last year, an increase of .3%.

     Earnings per share were $1.66 compared with $1.65 per share last year. Depreciation and amortization increased to $28,959,000 from $26,358,000 in 1992 and return on equity was 10.3%. Shareholders' equity rose to $738,115,000 from $680,265,000 in 1992.

    Sales increases came primarily from new and enlarged stores and Mr. Z's Food Mart stores in Northeastern Pennsylvania, which were acquired at the beginning of the year. Increased competition, weakness in the economy, lower retail prices, low inflation, and increased promotional expense continued to characterize the year 1993 in our trading area. This environment was conducive to increasing the sales of private label merchandise, one of the company's strongest assets.

     In 1993, we added 562,839 square feet of retail space. Four new super stores were opened in Pennsylvania and New Jersey, averaging about 45,000 square feet with pharmacies, floral departments, bakeries, delis, and salad bars. One of these stores was opened under the Scot's Lo-Cost format, a warehouse-type market. Full-service banks were installed in a number of stores. Thirteen stores were enlarged or remodeled. Retail space now totals 5,142,000 square feet. More than half of all stores are new or have been remodeled in the last five years. At the end of the year, construction was substantially completed on the 184,000 square-foot addition to the Milton Distribution Center. It will house Shamrock Wholesale Distributing Company, a wholly owned organization developed to buy, sell, and distribute nonfoods, health and beauty care, and other products. The addition will also provide new space for distribution of private label bread, snacks, and other grocery items.

     At the end of the year, Weis Markets had 141 stores in Pennsylvania, Maryland, New Jersey, New York, Virginia, and West Virginia, and Weis Food
Service -    a restaurant and institutional supplier.  Three stores were closed during the year.

     After the end of the year, the company made an investment in several large pet supply stores in Ohio called SuperPetz. It is anticipated that the number of these stores will grow into a successful chain in many areas of the country.

    The Company continues to develop improved programs to meet the needs of its customers. We installed a targeted coupon dispensing system at more than two thirds of all checkouts before the end of 1993. The point-of-sale computer-based system dispenses coupons based on customers' purchases and will be installed company wide before the end of this first quarter of 1994. The Company's front-end systems will be enhanced in many stores to allow use of three major credit cards.At our general office, improvements will continue with the installation of a new central computer system. This system is based on newly developed technology which will provide almost triple the processing speed while requiring significantly less maintenance and energy consumption. The upgraded equipment is to be installed in the first quarter of 1994, just in advance of planned improvements in store communication and merchandising information systems.

     Capital expenditures including acquisitions for 1993 totaled about $64,412,000, compared to the budgeted figures of $55,527,000. We expect to spend about $76,000,000 over the next eighteen months, provided that our program of new and remodeled stores can be completed. Long approval times still make predicting project completion a tentative factor.

     Two new stores are now under construction. Eight more are in the planning or approval stage and should be completed in the next eighteen months. Over this period of time, about twenty stores should be remodeled or enlarged. Construction is underway on several of these projects. New stores are planned for Pennsylvania, Maryland, and New Jersey. Financing for the new and remodeled stores will come from company funds, and the company will continue to have no debt.

     Mr. Charles H. Watts II, director for eighteen years, will not be standing for reelection this year. We wish to extend our appreciation for his guidance and counsel as a member of the board during a period of greatcompany growth.

     With our new and acquired stores, plus our capable and energetic Weis Markets people, our company should have a successful year, growth and profits in 1994.

Sigfried Weis
President

Robert F. Weis
Vice President and Treasurer

Service and Value
Old-Fashioned Quality and Innovative Programs Lead the Way

     During these uncertain economic times, the last thing anyone should have to worry about is a grocery bill. At Weis Markets, we understand that - after all, we buy groceries, too. That's why we're ahead of the rest in finding new ways to give our loyal customers the service and value they deserve at a price they can afford.

Checkout Coupons:  Personalized for the Way You Shop
No two shoppers are exactly alike. Their tastes, needs, and shopping habits vary as much as their clothing style or the cars they drive. Yet every year, in newspapers, magazines, and even the U.S. mail, they receive thousands of coupons that they will never use.

     At Weis Markets, we know the value of coupon shopping when the coupons match the products our customers actually buy. That's the theory behind Checkout Coupons, our individualized coupon program. Shoppers simply buy their groceries as usual. As their items are rung up, our computerized registers print out Checkout Coupons right along with their receipt. No hold-ups at the checkout line, no coupons for products our shoppers don't need or want. Just super coupon values designed to meet personal shopping needs. With Weis Markets Checkout Coupons it's easy to stretch a weekly food budget.

     More than two thirds of our supermarkets offered Checkout Coupons at the close of 1993, and during the first quarter of 1994 this program will be expanded to all stores with checkout scanners.

Weis Vision Value Club:  Frequent Shopper Points Add Up
Many Weis shoppers visit our stores weekly. And with our new Vision Value Club, currently being tested in a limited area, frequent shoppers can earn points for free gifts at no extra charge. . .and no extra effort!

     Membership in the Vision Value Club isn't exclusive - it's a breeze. After signing up, frequent shoppers simply make their purchases as usual. As items are totaled, points are accumulated and stored electronically on a special computer chip membership card right at the checkout. Shoppers may redeem those points for brand name merchandise through the Vision Value Club gift catalog. And as a bonus, specials like coupons, recipes, sweepstakes, games and more appear automatically on the Vision Screen during checkout, adding further value to frequent shopping.

New Store Locations and Acquisitions:  Convenience and Competition Wins
Hands Down
With today's shoppers' busy schedules, even the most innovative and profitable savings programs can't match the value of convenient shopping locations. That's why we at Weis Markets are always looking for ways to expand our service area. In 1993, we acquired fourteen Mr. Z's Markets, bringing the total number of our convenient shopping locations to 141. Mr. Z's Markets are concentrated in the Northeastern Pennsylvania area. Of course, customers will see the same low prices and excellent service they've come to expect at all Weis Markets locations.

     In addition to acquisitions, we've opened new Weis Markets in Elizabethtown, Pennsylvania and in Newton, New Jersey, the first Weis Markets in New Jersey. A Scot's Lo-Cost Supermarket was opened in Montoursville, Pennsylvania and a new Mr. Z' s in Waverly, Pennsylvania. Our growing customer base is proof that it's quality products and dollar value that count. . .week after week.

Business As Usual:  Those Little "Extras"  Make Shopping a Pleasure
No matter which store they visit, our customers know that service and value are just "company policy" at Weis Markets. More than 15,000 employees are hard at work to make shopping a little more pleasant at every convenient location. For example, our informative deli people can help busy shoppers find the perfect prepared food to take home to a hungry family, without sacrificing nutritional value. And with new products being added all the time, they don't have to forego variety either. In the pharmacy, our professional staff is waiting to answer questions regarding medicines and health concerns. Third Party Departments and Weis' own computerized patient profile system make getting prescriptions that much easier. Of course, our butchers are always happy to provide special meat cuts, while our bakery specialists add just the right touches to festive party delicacies. And checking out isn't a hassle, either. Courteous register clerks and baggers end the shopping trip on an upbeat note.

     At Weis Markets, we know that special deals and exciting programs
 -    though valuable -    aren't enough.  Getting more for their money on
everyday buys is what brings our shoppers back week after week. From well-stocked fresh produce aisles, to a wide variety of succulent meats, to thousands of brand names, our customers find competitive prices on everything
they need.  More than 1,800 of our own private label products -    including
"Weis Quality," "Big Top" and "The Way It Was" -    line our shelves, ensuring
that shoppers don't have to sacrifice top quality for extra value. And Weis Markets' SUPER BUYS add yet another way to save; economical larger sizes, bonus packs and special features mean greater savings on weekly shopping budgets.

In the supermarket business, the competition can be keen. And at Weis Markets, we know that creative solutions to meeting our shoppers' needs are crucial to our continued success. But we haven't forgotten that good old-fashioned excellent service and unbeatable quality are what guarantees customer satisfaction. You might just say that's what puts Weis Markets Ahead of the Rest.

Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operations
    Sales for the 52 - week period ended December 25, 1993 of $1,441,090,000 increased 11.8% over sales of $1,289,195,000 for the 1992 fiscal year. Sales in 1992 had decreased .4% compared with fiscal 1991 sales of $1,294,332,000. The majority of the sales increase in the current year was generated from the 14 IGA stores acquired. Same store sales decreased 1.2 % in 1993. During the last three years, the Company has experienced increased competitive activity in a weak economy with very little price inflation in each of the three years. Management anticipates a slight increase in inflation in 1994 but no decline in competitive activity.

   	Expressed as a percentage of sales, the gross profit at 25.5% in 1993, compares with 25.4% in 1992 and 25.7% in 1991. The Company has maintained its gross margin at a consistent rate over the past three years through its use of category management and the fact that suppliers have shifted traditional promotional funding towards the cost of product. The LIFO inventory adjustment in 1993 resulted in a charge to earnings of $510,000 compared to $2,321,000 in 1992.

    Operating, general and administrative expenses of 20.0% as a percentage of fiscal 1993 sales compares with 19.5% in 1992 and 18.9% in 1991. The majority of the total dollar increase in 1993 expenses was directly associated with the operation of the new stores acquired at the beginning of the year. Labor and associated fringe benefit costs, as a percentage of sales, increased .28% from 1992 to 1993. Advertising expenditures, net of promotional funding, increased .34% from 1992 to 1993.

    Interest and dividend income of $21,528,000, at 1.5% of sales in 1993 compared to $23,783,000, at 1.8% of sales in 1992, and $25,935,000, at 2.0%
of sales in 1991. Investment income has continued to decline as a result of the decline in market rates over the past three years. The investment portfolio consists of Pennsylvania tax free municipal bonds, U.S. Treasury securities, equity securities and other short-term investments. The Company has made an effort to offset the decline in short term yields by extending its investment maturities. It is management's intent to maintain a liquid portfolio to take advantage of acquisition or other investment opportunities; therefore all securities are classified as available-for-sale.

    Other income is primarily generated from rental income, coupon handling fees, cardboard salvage and gains on sales of fixed assets. Other income increased $1,421,000 in 1993 compared to 1992 as a result of the acquired stores. Expressed as a percentage of sales, other income at .9% in 1993, compared to .9% in 1992, and .8% in 1991.

    The effective tax rate was 35.8% in 1993, 35.0% in 1992, and 35.1% in 1991. Corporate federal tax rates increased from 34% to 35% during the current year, having a negative impact of $928,000 to the current year profits. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as of December 29, 1991, which resulted in a cumulative effect adjustment of $1,046,000 in the first quarter of fiscal 1992.

During fiscal 1993, the Company opened four new stores, closed three existing stores, remodeled 13 stores, and completed the acquisition of 14 IGA stores located in Northeastern Pennsylvania. The distribution center was enlarged by 184,000 square feet to meet the current and future service demands associated with the store growth. As of its fiscal year end Weis Markets, Inc. was operating 141 retail food stores and Weis Food Service, a restaurant and institutional supplier. The company currently operates stores in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia.

Liquidity and Capital Resources
    The Company has consistently funded its working capital requirements each year through internally generated cash flows from operations. Net cash provided by operating activities was $104,103,000 in 1993, compared to $83,282,000 in 1992 and $98,796,000 in 1991. Working capital has increased by 6.1% in 1993, 5.9% in 1992 and 5.7% in 1991. The increase in working capital in 1993 was impacted by the adoption of the provisions of the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Had Statement 115 not been adopted, working capital would have increased by 2.7% in 1993.

    The Company continues to use its cash for acquisitions, the construction of new supermarkets, the expansion and remodeling of existing stores, the securing of sites for future expansion, and the upgrading of the processing and distribution facilities. Property, equipment and other acquisition expenditures during fiscal 1993 amounted to $64,412,000 compared to $31,985,000 in 1992 and $40,526,000 in 1991. Treasury Stock purchases amounted to $1,149,000 in 1993, compared to $10,044,000 in 1992, and $14,914,000 in 1991. The Board of
Directors' 1991 resolution authorizing the purchase of treasury stock has a remaining balance of 696,000 shares. Total cash dividend payments on common stock amounted to $.70 per share in 1993, compared to $.68 in 1992 and $.64 in 1991.

    The Company's current store development plans will require investment of approximately $76,000,000 during the next eighteen months. This includes the opening of ten new stores, completion of 20 store remodels, and significant improvements in the area of store and general office technology. The Company is actively seeking acquisitions and investment opportunities so as to enhance future performance. In view of the Company's significant liquid assets, no existing debt financing, and its ability to generate working capital internally, it is not expected that any type of external financing will be needed.


Consolidated Balance Sheets
(dollars in thousands)

December 25, 1993
and December 26, 1992                              1993        1992
Assets
Current:
  Cash                                          $  9,066    $  1,298
  Marketable securities                          458,112     419,315
  Accounts receivable, net                        20,378      22,274
  Inventories                                    111,847      97,659
  Prepaid expenses and other assets                6,380       7,786
  Deferred income taxes                             -          3,629
  Prepaid income taxes                              -            419
                  Total current assets           605,783     552,380
Property and equipment, net                      225,285     204,539
Intangible assets, net                            13,422       4,609
                                                $844,490    $761,528

Liabilities
Current:
  Accounts payable                              $ 59,356    $ 49,236
  Accrued expenses                                 6,900       6,244
  Accrued self-insurance                           7,886       7,731
  Payable to employee benefit plans                8,994       5,597
  Income taxes payable                             1,938        -
  Deferred income taxes                            7,525        -
          Total current liabilities               92,599      68,808

Deferred income taxes                             13,776      12,455

Stockholders' Equity
Common stock, no par value,
  100,800,000 shares authorized, 47,438,249 and
  47,431,524 shares issued, respectively           7,255       7,147
Retained earnings                                791,072     748,796
Net unrealized gain on marketable securities      16,740        -
Minimum pension liability                           (125)       -
                                                 814,942     755,943
Treasury stock at cost - 3,641,846 and
     3,600,056 shares, respectively              (76,827)    (75,678)
     Total stockholders' equity                  738,115     680,265
                                              $  844,490     761,528

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)
For the Fiscal Years Ended December 25, 1993,
December 26, 1992, and December 28, 1991               1993         1992         1991
Net sales                                           $1,441,090   $1,289,195   $1,294,332
Cost of sales, including warehousing and
  distribution expenses                              1,073,140      961,847      962,354
    Gross profit on sales                              367,950      327,348      331,978
Operating, general and administrative expenses         288,280      251,917      244,441
    Income from operations                              79,670       75,431       87,537
Interest and dividend income                            21,528       23,783       25,935
Other income                                            12,456       11,035       10,714
    Income before provision for income
      taxes and cumulative effect of
      change in accounting principle                   113,654      110,249      124,186
Provision for income taxes                              40,701       38,579       43,609
    Income before cumulative effect
      of change in accounting principle             $   72,953   $   71,670   $   80,577
    Cumulative effect at December 29,
      1991, of change in accounting for
      income taxes                                           -        1,046            -
      Net income                                    $   72,953   $   72,716   $   80,577

Per share of common stock:
    Income before cumulative effect
      of change in accounting principle             $     1.66   $     1.63   $     1.81
    Cumulative effect at December 29, 1991, of
      change in accounting for income taxes                  -          .02            -

    Net income                                      $     1.66   $     1.65   $     1.81

    Cash dividends                                  $      .70   $      .68   $      .64

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
                                                                  Net Unrealized
(dollars in thousands)
For the Fiscal Years Ended December 25, 1993,    Common   Retained   Marketable    Pension   Treasury  Shareholders
December 26, 1992 and December 28, 1991           Stock   Earnings   Securities   Liability   Stock       Equity
Balance at December 29, 1990                     $6,893   653,894           -           -    (50,720)     610,067
  Shares issued for option                          167         -           -           -          -          167
  Treasury stock purchased (527,855 shares)           -         -           -           -    (14,914)     (14,914)
  Dividends paid                                      -   (28,484)          -           -          -      (28,484)
  Net income                                          -    80,577           -           -          -       80,577
Balance at December 28, 1991                      7,060   705,987           -           -    (65,634)     647,413
  Shares issued for option                           87         -           -           -          -           87
  Treasury stock purchased (392,207 shares)           -         -           -           -    (10,044)     (10,044)
  Dividends paid                                      -   (29,907)          -           -          -      (29,907)
  Net income                                          -    72,716           -           -          -       72,716
Balance at December 26, 1992                      7,147   748,796           -           -    (75,678)     680,265
  Shares issued for option                          108         -           -           -          -          108
  Treasury stock purchased (41,790 shares)            -         -           -           -     (1,149)      (1,149)
  Dividends paid                                      -   (30,677)          -           -          -      (30,677)
  Change in accounting for
    marketable securities                             -         -      16,740           -          -       16,740
  Minimum pension liability                           -         -           -        (125)         -         (125)
  Net Income                                          -    72,953           -           -          -       72,953
Balance at December 25, 1993                     $7,255   791,072      16,740        (125)   (76,827)     738,115

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(dollars in thousands)
For the Fiscal Years Ended December 25, 1993,
December 26, 1992, and December 28, 1991             1993        1992        1991
Cash flows from operating activities:
 Net income                                       $ 72,953    $ 72,716    $ 80,577
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                    28,959      26,358      25,131
   Loss (gain) on disposition of fixed assets         (798)        208        (404)
   Changes in operating assets and liabilities:
    Increase in inventories                        (14,188)     (5,316)     (4,611)
    (Increase) decrease in accounts receivable,
          prepaid expenses and other assets          3,302      (4,534)     (5,146)
    (Increase) decrease in prepaid income taxes        419        (419)          -
    Increase (decrease) in accounts
          payable and other liabilities             11,652        (471)      3,184
    Increase (decrease) in income taxes payable      1,938      (4,502)       (959)
    Increase (decrease) in deferred income taxes      (134)       (758)      1,024
      Net cash provided by operating activities    104,103      83,282      98,796

Cash flows from investing activities:
 Purchase of property and equipment                (49,188)    (31,985)    (38,176)
 Proceeds from the sale of property and equipment    1,928         553       2,145
 Increase in marketable securities                  (9,448)    (11,212)    (17,244)
 Increase in intangible assets                      (7,909)          -      (2,350)
      Net cash used by investing activities        (64,617)    (42,644)    (55,625)

Cash flows from financing activities:
 Proceeds from issuance of common stock                108          87         167
 Dividends paid                                    (30,677)    (29,907)    (28,484)
 Purchase of treasury stock                         (1,149)    (10,044)    (14,914)
      Net cash used by financing activities        (31,718)    (39,864)    (43,231)
Net increase (decrease) in cash                      7,768         774         (60)
Cash at beginning of year                            1,298         524         584
Cash at end of year                               $  9,066    $  1,298    $    524

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies followed in preparing the Company's consolidated financial statements:

(a)  Definition of Fiscal Year
The Company's fiscal year ends on the last Saturday in December. Fiscal 1993, 1992, and 1991 were each comprised of 52 weeks.

(b)  Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries.

(c)  Business Segment
The principal business activity reflected in the accompanying consolidated financial statements is the retail sale of food.

(d)  Intangible Assets
Intangible assets are generally amortized over periods ranging from 3 to 40 years. A portion of the excess of cost of investments over net assets acquired prior to November 1, 1970, ($2,322,000) is not being amortized because, in the opinion of management, there has been no decrease in value.

(e)  Inventories
Inventories are valued at the lower of cost or market, using both the last-in, first-out (LIFO) and average cost methods.

(f)  Marketable securities
Marketable securities at December 25, 1993, consist of Pennsylvania municipal bonds, U.S. Treasury securities, equity securities, and other short-term investments. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115) at December 25, 1993. Under Statement 115, the Company classifies all of its marketable securities as available-for-sale.
    Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the market value below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.
    Prior to adopting Statement 115, the Company valued its'securities in accordance with Statement of Financial Accounting Standards No. 12,
"Accounting for Certain Marketable Securities" (Statement 12) and related interpretations. Marketable debt securities were carried at amortized cost and marketable equity securities were carried at the lower of cost or market.

(g)  Property and Equipment
Depreciation is provided on the cost of buildings and improvements and equipment principally using accelerated methods. Leasehold improvements are amortized over the terms of the lease or the useful lives of the assets, whichever is shorter.
    Maintenance and repairs are charged to income and renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to income.

(h)  Income Taxes
In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
    Effective December 29, 1991, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1992 consolidated statement of income.
    Pursuant to the deferred method under APB Opinion 11, which was applied in 1991 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

(i)  Earnings Per Share
The earnings per share computations are based upon the weighted average number of common shares and common share equivilants outstanding during the year.

(j)  Reclassification
Certain amounts in prior-year financial statements have been reclassified to conform with current year classifications.

(2)  Income Taxes
As discussed in note 1, the Company adopted Statement 109 as of December 29, 1991. The cumulative effect of this change in accounting for income taxes of $1,046,000 is determined as of December 29, 1991, and is reported separately in the consolidated statement of income for the year ended December 26, 1992. Prior years' financial statements have not been restated to apply the provisions of Statement 109.

     The provision for income tax consists of:
(dollars in thousands)                  1993         1992         1991
Currently payable:
     Federal                          $29,929      $27,885      $31,287
     State                             10,812       10,453       11,646
Deferred                                  (40)         241          676
                                      $40,701      $38,579      $43,609

The following is a reconciliation between the applicable income tax expense and the amount of income taxes which would have been provided at the Federal statutory rate. The statutory rate was 35% in 1993, 34% in 1992, and 34% in 1991. The tax rate change in 1993 had a negative impact of $928,000 to the current year profits.

(dollars in thousands)                  1993         1992         1991
Tax at statutory rate                 $39,779      $37,485      $42,223
State income taxes, net of
  federal income  tax benefit           7,355        6,965        7,818
Other - principally tax-exempt
  investment income                   (6,433)       (5,871)      (6,432)

  Actual provision
   (effective tax rate 35.8%, 35.0%,
   and 35.1%, respectively)           $40,701      $38,579      $43,609

    Cash paid for income taxes was $40,530,000, $43,171,000 and $40,621,000 in 1993, 1992 and 1991, respectively.
    For the year ended December 28, 1991, deferred income tax expense of $676,000 results from timing differences in the recognition of income and expense for income tax and financial reporting purposes. The sources and tax effects of those timing differences are presented as follows:

(dollars in thousands)                                            1991
Excess of tax over financial statement depreciation             $1,024
Allowance for doubtful accounts receivable                           2
Additional costs inventoried for tax purposes
 pursuant to the Tax Reform Act of 1986                           (166)
Accrual for compensated absences                                    (9)
Accrual for employee benefit plans                                (114)
Other                                                              (61)
                                                                $  676

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December
25, 1993, and December 26, 1992, are presented below:

(dollars in thousands)                                      1993         1992
Gross deferred tax assets:
 Accounts receivable, due to allowance
  for doubtful accounts                                   $    195      $    224
 Inventories, due to additional costs inventoried for tax
  purposes pursuant to the Tax Reform Act of 1986            1,117           926
 Compensated absences, principally due to
  accrual for accounting purposes                              369           168
 Employee benefit plans, principally due to
  accrual for accounting purposes                            2,301         1,034
 General liability insurance, principally due
  to accrual for accounting purposes                         1,074         1,052
 Other                                                          94           225
  Total gross deferred tax assets                            5,150         3,629
 Less valuation allowance                                        -             -
 Total deferred tax assets                                   5,150         3,629

Gross deferred tax liabilities:
 Net unrealized gain on marketable securities              (12,609)            -
 Plant and equipment, principally due to
  differences in depreciation                              (13,776)      (12,455)
 Other                                                         (66)            -
  Total gross deferred tax liabilities                     (26,451)      (12,455)
 Net deferred tax liability                               $(21,301)     $ (8,826)

Reflected on attached consolidated balance sheets as:
 Current deferred asset (liability) - net                 $ (7,525)     $  3,629
 Noncurrent deferred liability - net                       (13,776)      (12,455)
 Net deferred tax liability                               $(21,301)     $ (8,826)

(3)  Inventories
Merchandise inventories as of December 25, 1993, and December 26, 1992, were valued as follows:

(dollars in thousands)                                     1993        1992
LIFO                                                    $ 90,786    $72,393
Average Cost                                              21,061     25,266
                                                        $111,847    $97,659

    If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $40,395,000 and $39,885,000 higher than as reported on the above methods as of December 25, 1993, and December 26, 1992, respectively.

    Although management believes the use of the LIFO method for valuing certain inventories (as set forth above) represents the most appropriate matching of costs and revenues in the Company's circumstances, the following summary of net income and per share amounts based on the use of the average cost method for valuing all inventories is presented for comparative purposes.

(dollars in thousands,except per share amounts)     1993      1992      1991
Net income                                        $73,245   $74,060   $81,291
Net income per share                              $  1.67   $  1.68   $  1.83

(4) Property and EquipmentProperty and equipment as of December 25, 1993, and December 26, 1992, consisted of:

                                            Useful Life
(dollars in thousands)                       (in years)     1993         1992
Land                                                      $ 28,152     $ 26,965
Buildings and improvements                   10-60         168,414      157,941
Equipment                                     3-12         265,494      235,609
Leasehold improvements                        5-20          34,436       29,781
  Total, at cost                                           496,496      450,296
Less accumulated
  depreciation and amortization                            271,211      245,757
                                                          $225,285     $204,539

(5) Marketable SecuritiesAs discussed in note 1, the Company adopted Statement 115 as of December 25, 1993. The impact of this change in accounting principle resulted in an increase in marketable securities of $29,349,000 and an increase in shareholders' equity of $16,740,000, representing the after-tax impact. Marketable Securities as of December 25, 1993, consisted of:

                                                Gross      Gross
                                              Unrealized Unrealized
                                  Amortized    Holding    Holding       Fair
(dollars in thousands)               Cost       Gains      Losses       Value
Available-for-sale:
  Pennsylvania municipal bonds    $377,742     $12,997     $2,922     $390,710
  U.S. Treasury securities          31,272       2,418          -       33,690
  Equity securities                 12,736      13,963          -       26,699
  Other short-term investments       7,013         -            -        7,013
                                  $428,763     $29,378     $2,922     $458,112

Maturities of investment securities classified as available-for-sale at December 25, 1993, were as follows:

                                                        Amortized       Fair
     (dollars in thousands)                               Cost          Value
Available-for-sale:
     Due within one year                                  $ 68,453    $ 69,579
     Due after one year through five years                 336,963     350,756
     Due after five years through ten years                 10,611      11,078
     Equity securities                                      12,736      26,699
                                                          $428,763    $458,112

For the year ended December 26, 1992, marketable debt securities and marketable equity securities were valued in accordance with Statement 12. Marketable debt securities consisted primarily of Pennsylvania municipal bonds and U. S. Treasury securities and had a cost of $408,978,000 at December 26, 1992, and a market value of $419,701,000. Gross unrealized gains amounted to $10,723,000.
    Also included in marketable securities were marketable equity securities having a cost of $10,337,000 at December 26, 1992, and a market value of $21,780,000. Gross unrealized gains amounted to $11,443,000.
     Unrealized gross losses and realized gains and losses of the marketable securities portfolios were not significant.

(6)  Retirement Plans
The Company has a noncontributory defined benefit pension plan covering substantially all full-time employees, a noncontributory profit-sharing plan covering eligible employees and a supplemental retirement plan covering certain officers of the company. An eligible employee as defined in the Profit Sharing Plan includes salaried employees, store management and administrative support personnel. The Company's policy is to fund pension and profit-sharing cost accrued, but not supplemental retirement costs. Contri-butions to the defined benefit pension plan are based on guidelines of the Employee Retirement Income Security Act of 1974, whereas contributions to the profit-sharing plan are made at the sole discretion of the Company. The Company's supplemental retirement plan provides for the payment of specific amounts of annual retirement benefits to the officers or to their beneficiaries over an actuarially computed normal life expectancy. The actuarial present value of accumulated benefits amounted to $5,408,000 and $4,782,000 at December 25, 1993, and December 26, 1992,
respectively. Plan costs are based upon the deferral of retirement rather than upon future service and all benefits are fully vested. Retirement plan costs amounted to:


(dollars in thousands)                   1993           1992           1991
Pension plan                            $  973         $  361         $  140
Profit sharing plan                        815            815            815
Supplemental retirement plan               781          1,092            559
                                        $2,569         $2,268         $1,514

The net periodic defined benefit pension expense iscomputed as follows:


(dollars in thousands)                          1993      1992      1991
Service cost                                   $  973    $  785    $  720
Interest cost on projected benefit obligation   1,766     1,482     1,270
Actual return on plan assets                   (1,202)   (2,278)   (3,761)
Net amortization and deferral                    (564)      372     1,911
 Net pension expense                           $  973    $  361    $  140

     The funded status of the Company's pension plan at September 30, 1993, and September 30, 1992, (the measurement dates) is as follows:

(dollars in thousands)                                1993         1992
Actuarial present value of benefit obligations:
 Vested benefit obligation                         $(23,405)    $(21,602)
 Accumulated benefit obligation                    $(25,064)    $(23,265)
Projected benefit obligation                       $(25,654)    $(23,286)
Plan assets at fair value                            22,972       23,495
Plan assets in excess of (less than) projected
 benefit obligation                                  (2,682)         209
Unrecognized prior service cost                       2,551        1,494
Unrecognized net loss                                 3,879        3,349
Additional minimum liability adjustment              (2,770)           -
Unrecognized transition asset                        (3,070)      (3,401)
(Accrued) Prepaid pension cost                     $ (2,092)    $  1,651

    Plan assets consist primarily of common stocks, bonds, and U.S. government obligations. The assumed long-term rate of return on plan assets was 9%.
Pension benefit obligations were determined using an assumed discount rate of 6.75% and 7%, respectively, and an assumed long-term rate of compensation increase of 5%.
    In accordance with the provisions of Statement of Financial Accounting
Standards No. 87, OAccounting for Pensions," the Company has recorded an additional minimum liability of $2,770,000 at December 25, 1993, representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension cost. The additional liability has been offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service cost is recorded as a reduction of shareholders' equity in the amount of $125,000, representing the after-tax impact.
    The Company has no other post-retirement benefit plans.

(7)  Incentive Plans
(a)  Stock Option Plan
The Company has an incentive stock option plan for officers and other key employees under which 465,519 shares of common stock are reserved for issuance at December 25, 1993. Under the terms of the plan, option prices are 100% of the Ofair market value" of the shares on the date granted.
Options granted are immediately exercisable and expire ten years after date of grant.
    Changes during the three years ended December 25, 1993, in options outstanding under the plan were as follows:


                                            Option Prices       Shares
                                              Per Share      Under Option
Balance, December 29, 1990               $ 7.46 to $16.28      36,380
Exercised                                $ 7.46 to $16.28     (13,854)
Balance, December 28, 1991               $11.52 to $16.28      22,526
Options issued                           $25.13 to $26.88       3,250
Exercised                                $11.52 to $16.28      (7,301)
Balance, December 26, 1992               $16.06 to $26.88      18,475
Options issued                           $24.25 to $25.63       1,500
Exercised                                $16.06 to $16.28      (6,725)
Balance, December 25, 1993               $16.06 to $26.88      13,250

At December 25, 1993, all options were exercisable.

(b)  Company Appreciation Plan
Under a Company Appreciation Plan, officers and other employees are awarded rights equivalent to shares of Company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the original date of issue is paid in cash to the participants.
    During 1993, 1992 and 1991, 17,500, 16,900 and 17,800 rights were awarded under the program.  In 1993, 1992 and 1991, $37,000, $11,000 and $35,000,
respectively, were charged to earnings.

(8)  Lease Commitments
At December 25, 1993, the Company leased approximately 55% of its facilities under operating leases which expire at various dates up to 2013. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion Of insurance, real estate taxes, water and sewer rentals and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.

Rent expense on all leases consists of:

(dollars in thousands)                  1993         1992         1991
Minimum annual rentals                $12,025      $9,760       $7,996
Contingent rentals                        151         162          225
                                      $12,176      $9,922       $8,221

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 25, 1993.

(dollars in thousands)
     1994                          $ 12,234
     1995                            10,770
     1996                             9,539
     1997                             9,083
     1998                             8,166
     Thereafter                      55,720
                                   $105,512

As of December 25, 1993, the future minimum rentals to be received under noncancelable subleases were $18,010,000.

(9)  Fair Value Information
The carrying amounts for cash, trade receivables and trade payables approximate fair value because of the short maturities of these instruments. The fair values of the Company's marketable securities are based on quoted market prices.

(10)  Acquisitions
On December 31, 1992, the Company acquired 14 retail grocery stores from IGA Food Mart, Inc., of Stroudsburg, Pennsylvania. The cash only transaction was made from internally generated funds and was accounted for by the purchase method. Goodwill arising from this transaction, which was not material, is being amortized over a 15 year period on a straight line basis.

(11)  Summary of Quarterly Results (Unaudited)
Quarterly financial data for 1993 and 1992 is as follows:

(dollars in thousands,
except per share amounts)                  Thirteen Weeks Ended
                                Mar. 27, '93   Jun. 26, '93   Sep. 25,'93  Dec. 25, '93
Net sales                         $356,579       $357,868       $354,884     $371,759
Gross profit on sales               89,284         90,236         90,823       97,607
Net income                          18,687         17,754         17,044       19,468
Net income per share                   .43            .41            .39          .44

                                                  Thirteen Weeks Ended
                                Mar. 28, '92   Jun. 27, '92   Sep. 26,'92  Dec. 26, '92
Net sales                         $320,719       $320,202       $320,060     $328,214
Gross profit on sales               81,435         80,951         81,912       83,050
Income before cumulative
 effect of change in accounting
  principle                         18,436         18,236         17,911       17,087
Cumulative effect at
 December 29, 1991, of
 change in accounting for
 income taxes                        1,046              -              -            -
Net income                          19,482         18,236         17,911       17,087
Income per share before
 cumulative effect of change
 in accounting principle               .42            .41            .41          .39
Cumulative effect per share at
 December 29, 1991, of
 change in accounting for
 income taxes                          .02              -              -            -
Net income per share                   .44            .41            .41          .39


Independent Auditors' Report

KPMG Peat MarwickCertified Public Accountants
225 Market Street
Harrisburg, PA 17108-1190

To the Shareholders of  Weis Markets, Inc.:
We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and subsidiaries as of December 25, 1993 and December 26, 1992 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 25, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weis
Markets, Inc. and subsidiaries at December 25, 1993 and December 26, 1992 and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 1993 in conformity with generally accepted accounting principles.

    As discussed in notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for investments at December 25, 1993 to adopt the provisions of the Financial Accounting Standards Board's
Statement of Financial Accounting Standards No. 115, "Accounting for Certain
Investments in Debt and Equity Securities." As discussed in notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions of the Financial
Accounting Standards Board's Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes."


KPMG Peat Marwick
January 28, 1994


Five Year Review of Operations
                                     52 Weeks       52 Weeks       52 Weeks       52 Weeks       52 Weeks
(dollars in thousands,                Ended          Ended          Ended          Ended          Ended
except per share amounts)         Dec. 25, 1993  Dec. 26, 1992  Dec. 28, 1991  Dec. 29, 1990  Dec. 30, 1989
Net sales                           $1,441,090     $1,289,195     $1,294,332     $1,271,806     $1,239,272
Costs and expenses                   1,361,420      1,213,764      1,206,795      1,175,144      1,139,209
 Income from operations                 79,670         75,431         87,537         96,662        100,063
Other income, net                       33,984         34,818         36,649         35,630         33,947
 Income before provision for
  income taxes and cumulative
  effect of change in
  accounting principle                 113,654        110,249        124,186        132,292        134,010
Provision for income taxes              40,701         38,579         43,609         45,519         47,581
 Income before cumulative effect
  of change in accounting
  principle                             72,953         71,670         80,577         86,773         86,429
 Cummulative effect of change
  in accounting for income
  taxes                                      -          1,046             -               -              -
 Net income                             72,953         72,716        80,577          86,773         86,429
Retained earnings, beginning
 of year                               748,796        705,987       653,894         594,160        533,122
                                       821,749        778,703       734,471         680,933        619,551
Cash dividends                          30,677         29,907        28,484          27,039         25,391
Retained earnings, end of year      $  791,072     $  748,796    $  705,987      $  653,894     $  594,160

Weighted average shares outstanding 43,827,168     43,979,088    44,503,124      45,049,461     45,338,024
Cash dividends per share            $      .70     $      .68    $      .64      $       .60    $      .56
Net income per share                $    1 .66     $     1.65    $     1.81      $      1.93    $     1.91

Working capital                     $  513,184     $  483,572    $  456,454      $   431,738    $  387,576
Total assets                           844,490        761,528       734,517          693,922       655,636
Shareholders' equity                   738,115        680,265       647,413          610,067       567,266
Number of stores                           141            126           124              118           120

Stock Prices and Dividend Information by Quarter
The approximate number of shareholders on December 25, 1993, was 5,800.

                                    1993                                   1992
                       4th      3rd      2nd      1st         4th      3rd      2nd      1st
Stock Prices
     High            28 5/8   29 7/8   26 5/8   27          27 3/8   26 1/2   27 1/2   27 7/8
     Low             26 1/4   26 5/8   24       24 7/8      23 5/8   23 1/8   24       25
Dividends Per Share .18      .18      .17      .17         .17      .17      .17      .17

Directors

Sigfried Weis         Robert F. Weis                Norman S. Rich
President        Vice President and Treasurer       Vice President and Secretary


Micheal C. Rheam      Charles H. Watts, II          Peter M. Sacerdote
Special Projects    Educational and Financial       Limited Partner,
Coordinator         Consultant                      Goldman Sachs & Co.


Officers

Sigfried Weis
President          Alan L. Barrick     Walter B. Bruce     Robert E. Lutz
                   Vice President      Vice President      Vice President
                   Engineering and     Private Label       Grocery Merchandising
Robert F. Weis     Manufacturing
Vice President
and Treasurer      Stephen J. Bowers   Richard L. Kunkle   William R. Mills
                   Vice President      Vice President      Vice President
Norman S. Rich     Weis Food Service    Pharmacy           Finance
Finance
Vice President
and Secretary

Annual Meeting
The annual meeting of the shareholders of the Company will be held at 10 a.m. on Monday, April 4, 1994, at the Corporate offices, 1000 South Second Street, Sunbury, PA 17801.

Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street, 46th Floor
New York, NY  10005

Auditors
KPMG Peat MarwickCertified Public Accountants
225 Market StreetSuite 300
P.O. Box 1190
Harrisburg, PA  17108-1190

Stock Traded
New York Stock Exchange

                                                       EXHIBIT 22

                               WEIS MARKETS, INC.
                       SUBSIDIARIES OF THE REGISTRANT

                                                               Percent
                                          State of            Owned by
                                       Incorporation         Registrant
Albany Public Markets, Inc.              New York               100%

Dutch Valley Food Company, Inc.          Pennsylvania           100%

Martin's Farm Market, Inc.               Pennsylvania           100%

Shamrock Wholesale Distributors, Inc.    Pennsylvania           100%

The consolidated financial statements include the accounts of the company and its subsidiaries.

                                                       EXHIBIT 24








                 Consent of Independent Auditors




The Board of Directors
Weis Markets, Inc.:


We consent to incorporation by reference in the registration statement on Form S-8 of Weis Markets, Inc. of our report dated January 28, 1994, relating to the consolidated balance sheets of Weis Markets, Inc. and subsidiaries as of December 25, 1993 and December 26, 1992 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 25, 1993, which report appears in the December 25, 1993 Annual Report to Shareholders on Form 10-K of Weis Markets, Inc. and is incorporated herein by reference.

We also consent to incorporation by reference in the registration statement on Form S-8 of Weis Markets, Inc. of our report dated January 28, 1994, relating to the financial statement schedules as listed at Item 14(a) 2 of the Company's December 25, 1993 Annual Report on Form 10-K, which report appears in the Company's December 25, 1993 Annual Report on Form 10-K.




                                   KPMG PEAT MARWICK



Harrisburg, Pennsylvania
March 18, 1994