Form 10-Q
period 1994-03-26
WEIS MARKETS INC
filed 1994-05-12
CIK 105418

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.  20549


                           Quarterly Report Under Section 13 or 15(d)
                            of the Securities Exchange Act of 1934


For Quarter Ended                                    March 26, 1994

Commission File Number                                       1-5039

                                     WEIS MARKETS, INC.
                  (Exact name of registrant as specified in its charter)



        PENNSYLVANIA                                           24-0755415
  (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

  1000 S. Second Street
  P. O. Box 471
  Sunbury, PA                                                  17801-471
  (Address of principal executive offices)                      (Zip Code)



                                    (717) 286-4571
                 (Registrant's telephone number, including area code)


                                       NONE
                    (Former name, former address and former fiscal year,
                              if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes     X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



Common Stock, No Par Value                           43,746,911 shares
                                              (Outstanding at end of period)

                                    WEIS MARKETS, INC.

                                         INDEX






                                                           Page No.

        Part I - Financial Information

        Consolidated Condensed Balance Sheets -
         March 26, 1994 and December 25, 1993                   2


        Consolidated Condensed Statements of Income
         Three Months Ended March 26, 1994
         and March  25, 1993                                    3

        Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 26, 1994
         and March  25, 1993                                    4

        Notes to Consolidated Condensed Financial Statements    5

        Management's Discussion and Analysis of the
          Consolidated Condensed Statements of Income           6


        Part II - Other Information                             7

        Other Information and Signatures                        8



                         PART I - FINANCIAL INFORMATION
                                WEIS MARKETS, INC.

                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Dollars in Thousands)
                               March 26, 1994            December 25, 1993
                                   (Unaudited)               (Unaudited)
 Assets
Current Assets:
   Cash                              $    3,200                $    9,066
   Marketable Securities                477,300                   458,112
   Accounts Receivable, Net              22,526                    20,378
   Inventories                          118,158                   111,847
   Prepaid Expenses and Other Assets      5,376                     6,380

        Total Current Assets            626,560                   605,783

   Property and Equipment, Net          224,918                   225,285
   Intangible Assets, Net                13,489                    13,422
       Total Assets                  $  864,967                $  844,490


         Liabilities and Stockholders' Equity

Current Liabilities:
   Accounts Payable                  $   66,168                $   59,356
   Accrued Expenses                       7,453                     6,900
   Accrued Self-Insurance                 8,576                     7,886
   Payable to Employee Benefit Plans      8,478                     8,994
   Income Taxes                           6,529                     1,938
  Deferred  Income Taxes                  7,146                     7,525

        Total Current Liabilities       104,350                    92,599

Deferred Income Taxes                    14,342                    13,776

Minority Interest                            (3)                        0

Shareholders' Equity
   Common Stock                           7,259                     7,255
   Retained Earnings                    800,597                   791,072
   Net Unrealized Gain on Mar. Sec.      16,740                    16,740
   Minimum Pension Liability               (125)                     (125)
                                        824,471                   814,942
   Less Treasury Stock, At Cost         (78,193)                  (76,827)

        Total Shareholders' Equity      746,278                   738,115

            Total Liabilities and
            Shareholders' Equity     $  864,967                $  844,490

See accompanying notes to consolidated condensed financial statements.

                                         2

                               WEIS MARKETS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                   (Dollars in Thousands Except Per Share Amounts)
                                                 Three Months Ended
                                           03/26/94           03/27/93
Net Sales                                $  372,626         $  356,579

Cost of Sales                               279,840            267,295

Gross Profit                                 92,786             89,284

Operating, General and
   Administrative expenses                   74,835             69,349

                                             17,951             19,935

Interest and Dividend Income                  5,402              5,324

Other Income                                  3,739              3,691

Minority Interest                                 3                  0

Income before provision
  for income taxes                           27,095             28,950

Provision for income taxes                    9,697             10,263

Net Income                               $   17,398         $   18,687


Weighted average number of common
  shares outstanding                     43,768,365          43,831,904

Cash dividends per common share          $     0.18         $     0.17

Earnings per common share negligible
difference if full dilution is assumed (a$     0.40         $     0.43

(a) Primary earnings per common share have been computed by dividing net income by the weighted average number of shares outstanding during this period. Earnings per common share assuming full dilution have been determined on the assumption that stock options outstanding at end of period and exercised during the period were exercised as of the beginning of the period. The increase in the average shares outstanding during the period resulting from the above assumptions was reduced by the number of common shares which were assumed to have been purchased from the assumed proceeds resulting from the exercise of options; these purchases were assumed to have been made at average market prices for the options outstanding at the end of period.


See accompanying notes to consolidated condensed financial statements.

                                    WEIS MARKETS, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                (Dollars in Thousands)

                                                   Three Months Ended
                                               3/26/94           3/27/93

Cash flows from operating activities:
  Net Income                                 $ 17,398          $ 18,687
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization              7,631             7,497
     (Gain) on disposition of fixed assets        (10)             (844)
     Changes in operating assets and liabilities:
       (Increase) in inventories               (6,311)           (8,108)
       (Increase)/Decrease in accounts receivable,
         prepaid expenses and other assets     (1,144)            1,641
       Decrease in prepaid income taxes             0               419
       Increase in accounts payable,
         accrued expenses, and payable to employee
         benefit plans                          7,536            16,296
       Increase in income taxes payable         4,591             4,967
       Increase in deferred taxes                 187               267

            Net cash provided by operating
              activities                       29,878            40,822

Cash flows from investing activities:
  Purchase of property and equipment           (6,924)           (21,181)
  Increase in intangible assets                  (416)           (7,177)
  Proceeds from the sale of property and equipment    19             1,156
  Increase in marketable securities           (19,188)           (6,923)

            Net cash used by investing activities (26,509)    (34,125)

Cash flows from financing activities:
  Proceeds from issuance of common stock            4                 9
  Dividends paid                               (7,873)           (7,450)
  Purchase of treasury stock                   (1,366)                0

            Net cash used by financing activiti(9,235)           (7,441)

Net increase (decrease) in cash                (5,866)             (744)
Cash at beginning of period                     9,066             1,298
Cash at end of period                        $  3,200          $    554

See accompanying notes to consolidated condensed financial statements.

                                             4

                                   WEIS MARKETS, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



  1.      In the opinion of the Company, the accompanying unaudited
consolidated condensed financial statements   contain  all adjustments
(consisting of only normal recurring accruals) necessary to present fairly the
financial    position as  of March 26, 1994 and the results of operations for th
three months then ended, and statements of   cash flows for the three months
then ended.

  2.      The comparative balance sheet for December 25, 1993 was derived
from the audited financial reports for   that year  ended.  This information has
been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

  3.      The results of operations for the three month ended periods March 26,
1994 and March  25, 1993 are not   necessarily indicative of the results to be
expected for the full year.

                                   WEIS MARKETS, INC.
                             MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  OPERATING RESULTS

          Sales for the first quarter ended March 26, 1994, increased 4.5% to
$372,626,000  compared with   $356,579,000 in the same quarter last year,
while same-store sales increased  3.7%.  The company continues to   feel
the impact of competitive pressures, the struggling  economy, and the lack
of inflation in food costs.    Management does not expect the competitive
situation to change or the economy in its market area to drastically   improve
in the near future,  but the cost of merchandise in selected food categories is
expected to rise as interest   rates rise.

          Gross profit of $92,786,000 at 24.9% of sales, increased $3,502,000 or
3.9% versus the  same quarter last   year.  The increased gross profit dollars
were generated from the increased sales volume, as the gross profit rate declined .1% compared to last year.

          Operating expenses for the first quarter of $74,835,000 at 20.1% of
sales, increased  $5,486,000, or 7.9%    higher than the first quarter of 1993.
Expenses associated with the self- insured medical plans increased
$712,000 while workers compensation expense declined  $119,000.  A
portion of the reduction in the workers   compensation expense can be
attributed to a  change in the Pennsylvania minimum compensation
requirements.    Employee retirement benefit  costs increased $302,000 and
advertising expenditures are up $677,000 versus last   year.  In its  efforts to
conform with the new labeling standards as set forth in the Nutritional
Labeling and    Educational Act, the company expensed $122,000 of its own
private brand labels during the  quarter.  The severe   winter weather during
the quarter significantly impacted expenses in all  areas of the operation.
Snow removal   costs alone increased $513,000 versus the same quarter
last year.

          Interest and dividend income earned in the first quarter of $5,402,000
at 1.5% of sales,  increased $78,000,   or 1.5%, versus last year and was even
with last year as a percent of sales.   Interest rates have recently begun to
increase but there will not be an immediate impact to the earnings of the company.

          Other income for the quarter of $3,739,000 at 1.0% of sales increased
$48,000, or 1.3%,  and was even with   last year as a percent of sales.  Other
income in the 1st quarter of 1993 included a gain on the sale of an abandoned store facility of $830,000.

          At the beginning of the current year, the company acquired an 80%
interest in SuperPetz  a new chain of   large pet supply stores operating in
Ohio. Minority interest of $3,000 represents 20% of the SuperPetz, Inc. loss for the quarter. A fourth store is expected to open in May of this year
and other sites are actively being   sought.

          The effective tax rate for the first quarter was 35.8% compared to 35.5% for the same quarter in 1993.

          Net earnings for the first quarter were $17,398,000, or 40 cents per
share, compared with  $18,687,000, or   43 cents per share, in 1993.

          The company opened one new store and completed one major
remodel of an existing  store during the   quarter.  Construction is now in
progress on three new stores with seven  remodels and expansions in
various   stages of completion.  A 184,000 square foot addition to the  Milton
Distribution Center was completed and   became fully operation in February
of this year.   This additional space is used by a new wholly owned
subsidiary of Weis Markets, Shamrock  Wholesale Distributing Company,
which was developed to buy, sell, and   distribute nonfoods,  health and
beauty care, and other associated product lines. At the end of March, Weis Markets, Inc., had 142 stores in operation in Pennsylvania, New Jersey,
New York, Maryland, Virginia  and   West Virginia, three SuperPetz pet
supply stores in Ohio and Weis Food Service, a restaurant and institutional food supplier.

                                WEIS MARKETS, INC.
                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

  LIQUIDITY AND CAPITAL RESOURCES

          The corporation's funding requirements during the 13-week period ended March 26, 1994 and during the comparable period in 1993, were for acquisitions, the enlargement and remodeling of existing supermarkets and
  upgrading of the processing and distribution facilities.   Property,
equipment and acquisition expenditures in   the first quarter of 1994
amounted to  $7,340,000, compared to $28,358,000 in 1993.

          The purchase of Treasury Stock during the first quarter totaled
$1,366,000.  The Board of  Directors 1991   resolution authorizing the
purchase of Treasury Stock, has a remaining balance of  646,000 shares.
Cash   dividends were paid during the quarter to holders of common stock at
a  rate of 18 cents per share.  The Board   of Directors recently declared a
normal quarterly dividend  of 18 cents a share to holders of record on May
13,   1994, payable May 27, 1994.

          The company's capital requirements through the first quarter of 1994
were financed  entirely from   internally generated funds.  The working
capital has increased 1.8% since the  beginning of the year.    Management
believes that the company's cash and short-term  investments, plus cash
flow from operations,   will be sufficient to finance current operations,  cover
dividend requirements, self-insurance programs, possible   acquisitions, the
purchase of  Treasury Stock, and the continuing expansion program.
Management continues   to review  grocery store and food service
acquisition possibilities within its market area and other types of    business
relationships.  Selected acquisition firms are aware of the company's
expansion plans  and are working   with management in this regard.

          The corporation has no other commitment of capital resources as of
the end of the first  quarter, March   26, 1994.

                              PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 26, 1994





                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              WEIS MARKETS, INC.



 Date   5/12/94
                                    SIGFRIED WEIS
                                    President



 Date   5/12/94
                                     WILLIAM R. MILLS
                                     Vice President-Finance