Form 10-Q
period 1994-06-25
WEIS MARKETS INC
filed 1994-08-11
CIK 105418

FORM 10-Q
                                    SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549


                                    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                                        June 25, 1994

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


Common Stock, No Par Value                            43,704,411 shares
                                               (Outstanding at end of period)

                                    WEIS MARKETS, INC.

                                      INDEX






                                                                        Page No.

        Part I - Financial Information

        Consolidated Condensed Balance Sheets -
         June 25, 1994 and December 25, 1993                                2


        Consolidated Condensed Statements of Income
         Six Months Ended June 25, 1994
         and June 26, 1993                                                  3

        Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 25, 1994
         and June  26, 1993                                                 4

        Notes to Consolidated Condensed Financial Statements                5

        Management's Discussion and Analysis of the
          Consolidated Condensed Statements of Income                       6


        Part II - Other Information                                         7

        Other Information and Signatures                                    8

                           PART I - FINANCIAL INFORMATION
                           WEIS MARKETS, INC.

                           CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Thousands)
                                 June 25, 1994              December 25, 1993
                                    (Unaudited)                (Unaudited)
   Assets
Current Assets:
   Cash                           $    3,479                 $    9,066
   Marketable Securities             478,824                    458,112
   Accounts Receivable, Net           23,394                     20,378
   Inventories                       109,401                    111,847
   Prepaid Expenses and Other Assets   4,793                      6,380
   Prepaid Income Taxes                2,352                          0
                                     _______                    _______
            Total Current Assets     622,243                    605,783

   Property and Equipment, Net       224,421                    225,285
   Intangible Assets, Net             13,131                     13,422
                                     _______                    _______
           Total Assets           $  859,795                 $  844,490

             Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts Payable               $   57,093                 $   59,356
   Accrued Expenses                    8,459                      6,900
   Accrued Self-Insurance              8,421                      7,886
   Payable to Employee Benefit Plans   8,839                      8,994
   Income Taxes                            0                      1,938
   Deferred  Income Taxes              6,962                      7,525
                                      ______                     ______
           Total Current Liabilities  89,774                     92,599

Deferred Income Taxes                 14,829                     13,776

Minority Interest                        -15                          0

Shareholders' Equity
   Common Stock                        7,259                      7,255
   Retained Earnings                 810,533                    791,072
   Net Unrealized Gain on Marketable  16,790                     16,740
   Minimum Pension Liability            -126                       -125
                                     834,456                    814,942
   Less Treasury Stock, At Cost      -79,249                    -76,827
                                     _______                    _______
          Total Shareholders' Equity 755,207                    738,115

            Total Liabilities and    _______                    _______
            Shareholders' Equity  $  859,795                 $  844,490

See accompanying notes to consolidated condensed financial statements.
                                  2

                           WEIS MARKETS, INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
                           (Dollars in Thousands Except Per Share Amounts)
                          Three Months Ended                  Six Months Ended
                  06/25/94          06/26/93          06/25/94          06/26/93
Net Sales       $  368,467        $  357,868        $  741,093        $  714,447

Cost of Sales      277,388           267,632           557,228           534,927
                   _______           _______           _______           _______
Gross Profit        91,079            90,236           183,865           179,520

Operating, General and
   Administrative   72,197            71,444           147,032           140,793
                    ______            ______           _______           _______
                    18,882            18,792            36,833            38,727

Interest and Divid   5,422             5,389            10,824            10,713

Other Income         3,375             3,099             7,114             6,790

Minority Interest       12                 0                15                 0

Income before prov. ______            ______            ______            ______
for income taxes    27,691            27,280            54,786            56,230

Provision for inco   9,883             9,526            19,580            19,789
                    ______            ______            ______            _____
Net Income      $   17,808        $   17,754        $   35,206        $   36,441


Weighted average number of common
shares outstanding 43,732,978     43,837,106        43,750,743        43,837,146

Cash dividend   $     0.18        $     0.17        $     0.36        $     0.34

Earnings per common share negligible
difference if   $     0.41        $     0.41        $     0.80        $     0.83


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


                                   WEIS MARKETS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                (Dollars in Thousands)

                                                      Six Months Ended
                                              06/25/94          06/26/93

Cash flows from operating activities:
  Net Income                               $   35,206        $   36,441
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization             15,257            14,933
     (Gain) on disposition of fixed assets        (11)             (845)
     Changes in operating assets and liabilities:
       (Increase)/Decrease in inventories       2,446            (1,830)
       (Increase)/Decrease in accounts receivable,
         prepaid expenses and other assets     (1,428)            4,059
       Increase in prepaid income taxes        (2,352)           (2,526)
       Increase/(Decrease) in accounts payable,
         accrued expenses, and payable to employee
         benefit plans                           (339)            2,600
       Decrease in income taxes payable        (1,938)                0
       Increase/(Decrease) in deferred taxes      540              (109)

            Net cash provided by operating     ______            ______
              activities                       47,381            52,723

Cash flows from investing activities:
  Purchase of property and equipment          (13,695)          (29,100)
  Increase in intangible assets                  (416)           (7,909)
  Proceeds from the sale of property and equi      20             1,205
  Increase in marketable securities           (20,713)           (2,692)
                                               _______           ______
            Net cash used by investing activi (34,804)          (38,496)

Cash flows from financing activities:
  Proceeds from issuance of common stock            4                27
  Dividends paid                              (15,747)          (14,903)
  Purchase of treasury stock                   (2,421)              (25)
                                               ______            ______
            Net cash used by financing activi (18,164)          (14,901)

Net increase (decrease) in cash                (5,587)             (674)
Cash at beginning of period                     9,066             1,298
                                                _____             _____
Cash at end of period                      $    3,479        $      624

See accompanying notes to consolidated condensed financial statements.

                                    WEIS MARKETS, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



             1.      In the opinion of the Company, the accompanying unaudited
                     consolidated condensed financial statements   contain  all
                     adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 25, 1994 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.


             2. The comparative balance sheet for December 25, 1993 was derived from the audited financial reports for that year ended. The information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

             3. The results of operations for the three month ended periods June 25, 1994 and June 26, 1993 are not necessarily indicative of the results to be expected for the full year.

                           WEIS MARKETS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

        Sales for the second quarter ended June 25, 1994, increased 3.0% to $368,467,000 compared with $357,868,000 in the same quarter last year, while same-store sales increased 1.9%. For the first half of this year, sales have increased 3.7% from $714,447,000 last year to $741,093,000 in 1994.
Competition remains strong, and food prices are still running slightly below a year ago. Management does not expect the competitive situation to drastically change or the economy to significantly improve in the near future, but the cost of merchandise in selected food categories is expected to rise as interest rates rise.

        Gross profit of $91,079,000 at 24.7% of sales, increased $843,000 or .9% versus the same quarter last year. The increased gross profit dollars were generated from the increased sales volume, as the gross profit rate declined .5% compared to last year. The Company has reduced retail prices and increased advertising expenditures in certain key markets in order to generate higher sales volumes. The year to date gross profit at 24.8% of sales, increased $4,345,000 or 2.4%, but decreased as a percent of sales by .3%.

        Operating expenses for the second quarter of $72,197,000 at 19.6% of sales, increased $753,000, or 1.1% higher than the same quarter last year,
but decreased .4% as a percent of sales.   Expenses associated with the
self-insured medical plans increased $621,000 while workers compensation expense declined $130,000. A portion of the reduction in the workers compensation expense can be attributed to a change in the Pennsylvania minimum compensation requirements. Employee retirement benefit costs increased $302,000 and advertising expenditures increased $786,000 compared with the same period last year. In its efforts to conform with the new labeling standards as set forth in the Nutritional Labeling and Educational Act, the company expensed $101,000 of its own private brand labels during the quarter. Year to date operating expenses of $147,032,000 at 19.8% of sales compares with $140,793,000 at 19.7% in the first half of 1993. Significant expenses in the first half of the year include snow removal costs during the first quarter which were $513,000 higher than the prior year. Year to date employee medical benefits increased $1,333,000 and advertising expenditures are up $1,463,000.

        Interest and dividend income earned in the second quarter of $5,422,000 at 1.5% of sales, increased $33,000, or .6%, versus the same quarter last year and was even with last year as a percent of sales. Year to date interest and dividend income of $10,824,000 has increased $111,000 or 1.0% over the first half of 1993. Interest rates are increasing gradually, but there will not be an immediate impact to the earnings of the company.

        Other income for the quarter of $3,375,000 at .9% of sales increased $276,000, or 8.9% compared to the same period last year. Income from cardboard salvage operations increased $124,000 in the second quarter of 1994 compared to the same quarter in 1993, due to a significant increase in the price per ton. Year to date other income of $7,114,000 at 1.0% of sales increased $324,000 or 4.8% over the first half of 1993. Last years other income included a gain on the sale of an abandoned store facility of $830,000 in the first quarter.

        At the beginning of the current year, the company acquired an 80% interest in Superpetz a new chain of large pet supply stores operating in Ohio. Minority interest of $12,000 represents 20% of the Superpetz, Inc. loss for the quarter. Year to date, the Company's portion of the loss from Superpetz was $15,000.

        The effective tax rate for the first quarter was 35.7% compared to 34.9% for the same quarter in 1993. The corporate federal income tax rate increased 1.0% in the third quarter of 1993 from 34.0% to 35.0% and the company took the income hit retroactively in the third quarter of last year rather than adjust prior periods. The state of Pennsylvania reduced the corporate income tax rate retroactively to January 1, 1994 from 12.25% to 11.99%. The income effect was minimal at this time, but future scheduled declines will help to increase company profits.

                           WEIS MARKETS, INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)

OPERATING RESULTS (continued)

        Net earnings for the second quarter were $17,808,000, or 41 cents per share, compared with $17,754,000, or 41 cents per share, in 1993. Year to date earnings of $35,206,000 or 80 cents per share, compared with $36,441,000, or 83 cents per share in 1993.

        On June 24, 1994, the Company announced that a letter of intent to purchase King's Supermarkets, Inc. had been signed by Jay H. King, Chief Executive Officer of King's Supermarkets, Inc., and Norman S. Rich, Executive Vice President and Secretary of Weis Markets, Inc. The six high volume King's stores, located in eastern Pennsylvania, fit well into the current geographic market area of Weis without direct competition from its other stores in the area. The stores will continue to be operated by the existing King's management team, but will be serviced primarily from
existing Weis facilities located in Sunbury and Milton Pennsylvania.   The
acquisition was completed on August 3, 1994.

        The company completed one major remodel during the quarter and has construction in progress on three new grocery stores with major remodels of eight existing stores in various stages of completion. Six of the eight remodels include store expansions. The company expects to open one new grocery store and complete three of the remodels and enlargements during the third quarter. One new Superpetz store was opened during the quarter and one more store is scheduled to open during the third quarter.

        At the end of June, Weis Markets, Inc., had 142 stores in operation in Pennsylvania, New Jersey, New York, Maryland, Virginia and West
Virginia, four Superpetz pet supply stores in Ohio and Weis Food Service, a restaurant and institutional food supplier.

LIQUIDITY AND CAPITAL RESOURCES

        The corporation's funding requirements during the six month period ended June 25, 1994 and during the comparable period in 1993, were for acquisitions, the enlargement and remodeling of existing supermarkets and
upgrading of the processing and distribution facilities.   Property, equipment
and acquisition expenditures in the first half of 1994 amounted to $14,111,000, compared to $37,009,000 in 1993.

        The purchase of Treasury Stock during the first half totaled $2,421,000 compared with $25,000 purchased in the first half of 1993. The Board of Directors 1991 resolution authorizing the purchase of Treasury Stock, has a remaining balance of 604,000 shares. Cash dividends were paid during the quarter to holders of common stock at a rate of 18 cents per share. The
Board of Directors recently declared a 5.6% increased in the quarterly dividend from 18 cents a share to 19 cents a share to holders of record on August 12, 1994, payable August 26, 1994. This represents 30 consecutive years of dividend increases.


        The company's capital requirements through the first half of 1994 were financed entirely from internally generated funds. The working capital has increased 3.8% since the beginning of the year. Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program. Management continues to review grocery store and food service acquisition possibilities
within its market area and other types of business relationships.   Selected
acquisition firms are aware of the company's expansion plans and are working with management in this regard.

        The corporation has no other commitment of capital resources as of the end of the first half, June 25, 1994.

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



                                              WEIS MARKETS, INC.



        Date
                                    SIGFRIED WEIS
                                    President



        Date
                                     WILLIAM R. MILLS
                                     Vice President-Finance