Form 10-Q
period 1994-09-24
WEIS MARKETS INC
filed 1994-11-09
CIK 105418

FORM 10-Q
                                       SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C.  20549


Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                                            September  24, 1994

Commission File Number                                          1-5039


                                        WEIS MARKETS, INC.
           (Exact name of registrant as specified in its charter)



PENNSYLVANIA                                                    24-0755415
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification No.)

  1000 S. Second Street
  P. O. Box 471
  Sunbury, PA                                                       17801-0471
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

                          Yes     X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                            43,554,636  shares
                                             (Outstanding at end of period)

                                       WEIS MARKETS, INC.

                                         INDEX






                                                                 Page No.

        Part I - Financial Information

        Consolidated Condensed Balance Sheets -
         September 24, 1994 and December 25, 1993                             2


        Consolidated Condensed Statements of Income -
         Three Months and Nine Months Ended September 24, 1994
         and September 25, 1993                                               3

        Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 24, 1994
         and September 25, 1993                                               4

        Notes to Consolidated Condensed Financial Statements                  5

        Management's Discussion and Analysis of the
          Consolidated Condensed Statements of Income                         6


        Part II - Other Information                                           8

        Other Information and Signatures                                      8

                              PART I - FINANCIAL INFORMATION
                              WEIS MARKETS, INC.

                              CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Thousands)
                September 24, 1994           December 25, 1993
                         (Unaudited)                  (Unaudited)
     Assets
Current Assets:
   Cash                              $    4,939                   $    9,066
   Marketable Securities                470,636                      458,112
   Accounts Receivable, Net              26,536                       20,378
   Inventories                          124,749                      111,847
   Prepaid Expenses and Other Assets      5,193                        6,380
   Prepaid Income Taxes                     199                            0

            Total Current Assets        632,252                      605,783

   Property and Equipment, Net          235,818                      225,285
   Intangible Assets, Net                24,538                       13,422
           Total Assets              $  892,608                   $  844,490

                Liabilities and Shareholders' Equity

Current Liabilities:
   Accounts Payable                  $   81,721                   $   59,356
   Accrued Expenses                       7,717                        6,900
   Accrued Self-Insurance                 9,307                        7,886
   Payable to Employee Benefit Plans     10,042                        8,994
   Income Taxes                               0                        1,938
  Deferred  Income Taxes                  6,504                        7,525

            Total Current Liabilities   115,291                       92,599

Deferred Income Taxes                    15,426                       13,776

Minority Interest                             7                            0

Shareholders' Equity:
   Common Stock                           7,273                        7,255
   Retained Earnings                    820,962                      791,072
   Net Unrealized Gain on Marketable Se  16,790                       16,740
   Minimum Pension Liability               (126)                        (125)
                                        844,899                      814,942
   Less Treasury Stock, At Cost         (83,015)                     (76,827)

            Total Shareholders' Equity  761,884                      738,115

            Total Liabilities and
            Shareholders' Equi       $  892,608                   $  844,490

See accompanying notes to consolidated condensed financial statements.
                                     2

                        WEIS MARKETS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Unaudited)
              (Dollars in Thousands Except Per Share Amounts)
                        Three Months Ended                  Nine Months Ended
               09/24/94          09/25/93            09/24/94           09/25/93
Net Sales       $  377,197       $  354,884       $  1,118,290       $ 1,069,331

Cost of Sales      279,340          264,061            836,568           798,988

Gross Profit        97,857           90,823            281,722           270,343

Operating, General and
 Administrative exp  78,291          72,135            225,323           212,928

                    19,566           18,688             56,399            57,415

Interest and Divid   5,348            5,381             16,172            16,094

Other Income         3,915            2,999             11,029             9,789

Minority Interest      (22)               0                 (7)                0

Income before provision
  for income taxe   28,807           27,068             83,593            83,298

Provision for incom 10,074           10,024             29,654            29,813

Net Income      $   18,733       $   17,044       $     53,939       $    53,485


Weighted average number of common
  shares outstanding 43,637,700    43,833,297         43,712,959      43,835,656

Cash dividends     $     0.19      $     0.18      $       0.55      $      0.52

Earnings per common share negligible
difference if fu   $     0.43      $     0.39      $       1.23      $      1.22


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


                                     3

                               WEIS MARKETS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (Dollars in Thousands)
                                                         Nine Months Ended
                                                09/24/94            09/25/93

Cash flows from operating activities:
  Net Income                                  $   53,939          $   53,485
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                23,255              22,682
     Gain on disposition of fixed assets             (28)               (856)
     Changes in operating assets and liabilities:
       Increase in inventories                   (12,902)             (9,001)
       (Increase)/Decrease in accounts receivable,
         prepaid expenses and other assets        (4,971)              4,822
       (Increase)/Decrease in prepaid income tax    (199)                419
       Increase in accounts payable,
         accrued expenses, and payable to employee
         benefit plans                            25,659              10,702
       Increase/(Decrease) in income taxes payab  (1,938)              1,701
       Increase in deferred taxes                    678                 532

            Net cash provided by operating
              activities                          83,493              84,486

Cash flows from investing activities:
  Purchase of property and equipment             (33,493)            (37,470)
  Increase in marketable securities              (12,524)            (17,265)
  Proceeds from the sale of property and equipme      37               1,159
  Increase in intangible assets                  (11,420)             (7,909)

            Net cash used by investing activitie (57,400)            (61,485)

Cash flows from financing activities:
  Proceeds from issuance of common stock              18                  37
  Dividends paid                                 (24,050)            (22,792)
  Purchase of treasury stock                      (6,188)               (802)

            Net cash used by financing activitie (30,220)            (23,557)

Net increase (decrease) in cash                   (4,127)               (556)
Cash at beginning of period                        9,066               1,298
Cash at end of period                         $    4,939          $      742

See accompanying notes to consolidated condensed financial statements.


                                              4

                                      WEIS MARKETS, INC.
                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 24, 1994 and the results of operations for the three months and nine months then ended and statements of cash flows for the nine months then ended.

2. The comparative balance sheet for December 25, 1993 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods September 24, 1994 and September 25, 1993 are not necessarily indicative of the results to be expected for the full year.

                             WEIS MARKETS, INC.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

           Sales for the third quarter ended September 24, 1994, increased 6.3% to $377,197,000 compared with $354,884,000 in the same quarter last year, while same-store sales increased 2.2%. Year-to-date sales for the thirty-nine weeks ended increased 4.6% to $1,118,290,000, compared with $1,069,331,000 in 1993. Same-store sales increased 2.6% over last year-to-date figures.

          Management is pleased with the continued positive trend in total and same-store sales as competitive pressures have remained high. Current competitive changes occurring within the Company's marketing areas include: (1.) Wegmans, a new competitor to this market, opened one store near Scranton, Pa. during the current quarter, and two additional sites were announced, (2.) Two K-Mart Super Centers have been announced in the York and Lancaster, Pa. area, (3.) Penn Traffic is attempting to acquire 40 stores located throughout Central Pa. from Acme, (4.) Path Mark announced the closing of seven of its grocery stores throughout Central, Pa. Although the competition continues to change, the company has the financial strength to compete aggressively and still increase sales and profits through its new store and acquisition plans.


          Gross profit of $97,857,000 at 25.9% of sales, increased $7,034,000 or 7.7% versus the same quarter last year. Gross profit as a percentage of sales increased .4% over the gross profit rate generated in the same quarter a year ago. The year-to-date gross profit at 25.2% of sales, increased $11,379,000 or 4.2%, but the gross profit rate has decreased .1% compared to the identical nine months last year.

          Operating expenses for the third quarter of $78,291,000 at 20.8% of sales, increased $6,156,000, or 8.5% higher than the same quarter last year, but increased only .5% as a percent of sales. Self-insured medical plan expenses increased $758,000 for the quarter and $1,898,577 year-to-date.
The majority of the increase is due to more individuals being covered under the plan and from one catastrophic occurrence which is now nearing the Company's one million dollar cap. Compared to the same quarter last year, pension plan expense increased $850,000. Due to the freezing of the pension plan benefits, a one time expense write-off for prior year plan changes was needed in order to comply with accounting standards.
Advertising expenses increased $1,116,000 for the quarter and $2,743,000 year-to-date. Snow removal costs during the first quarter were $513,000 higher than the prior year.

       Interest and dividend income earned in the third quarter of $5,348,000 at 1.4% of sales, decreased $33,000, or .6%, versus the same quarter last year. Year-to-date interest and dividend income of $16,172,000 has increased $78,000 or .5% over the first nine months of 1993. Although interest rates continue to climb gradually, there will not be an immediate impact to the earnings of the company.

          Other income for the quarter of $3,915,000 at 1.0% of sales increased $916,000, or 30.5% compared to the same period last year. Income from cardboard salvage operations increased $493,000 compared to the third quarter in 1993, due to a significant increase in the price per ton. Negatively, the higher rates on cardboard salvage are beginning to cause an increase in paper bag and other paper supply costs reported in the operating expenses. Year-to-date other income of $11,029,000 at 1.0% of sales increased $1,240,000 or 12.7% over the same time period in 1993. Last years other income included a gain on the sale of an abandoned store facility of $830,000 in the first quarter.

       Minority interest of $22,000 and $7,000, for the quarter and year-to-date respectively, represents 20% of the Superpetz, Inc. net income before tax for the third quarter. At the beginning of the current year, the company acquired an 80% interest in the pet supply company operating as Superpetz in Dayton, Ohio. Year-to-date, the Companys portion of the income before taxes from Superpetz amounts to $28,000.

                                 WEIS MARKETS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       (continued)

OPERATING RESULTS (continued)

        The effective tax rate for the third quarter was 35.0% compared to 37.0% for the same quarter in 1993.

         Net earnings for the third quarter were $18,733,000, or 43 cents per share, compared with $17,044,000, or 39 cents per share, in 1993.
Year-to-date earnings of $53,939,000 or $1.23 per share, compared with $53,485,000, or $1.22 cents per share in 1993.

         On August 3, 1994, the Company purchased Kings Supermarkets, Inc. The six stores, located in eastern Pennsylvania, continue to be operated by the existing Kings management team, and are now serviced by the Weis distribution facilities located in Sunbury and Milton Pennsylvania. The transition at Kings has been very smooth and both buying and operational efficiencies are quickly being realized in that operation.

         The Company opened one new store during the quarter and has construction in progress on four new stores with major remodels of eight existing stores in various stages of completion. Six of the eight remodels will include store expansions. The Company's 80% owned subsidiary,
Superpetz, acquired five pet supply stores located in Georgia and South
Carolina from Pet Owners Warehouse, Inc. during the quarter.   Stronger
buying power was quickly gained from the doubling in size of the Superpetz operation and other economies of scale are now being considered.

          At the end of September, Weis Markets, Inc., had 149 stores in operation in Pennsylvania, New Jersey, New York, Maryland, Virginia and West Virginia, along with Weis Food Service, a restaurant and institutional supplier. Superpetz, Inc. now operates ten stores located in Ohio, Georgia and South Carolina.

LIQUIDITY AND CAPITAL RESOURCES

         The corporation's funding requirements during the nine month period ended September 24, 1994 and during the comparable time period in 1993, were for acquisitions, the enlargement and remodeling of existing supermarkets and upgrading of the processing and distribution facilities. Year-to-date property, equipment and acquisition expenditures amounted to $44,913,000, compared to $45,379,000 in 1993.

         The purchase of Treasury Stock year-to-date totaled $6,188,000 compared with $802,000 purchased in the same nine month period of 1993.
The Board of Directors 1991 resolution authorizing the purchase of Treasury Stock, has a remaining balance of 453,000 shares. Cash dividends were paid during the quarter to holders of common stock at a rate of 19 cents per share. The Board of Directors recently declared a normal quarterly dividend of 19 cents a share to holders of record on November 14, 1994, payable November 28, 1994.

        The company's capital requirements through the first nine months of 1994 were financed entirely from internally generated funds. The working capital has increased .7% since the beginning of the year. Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program.
Management continues to review grocery store and food service acquisition possibilities within its market area and other types of business relationships.
 Selected acquisition firms are aware of the company's expansion plans and are working with management in this regard.

        The corporation has no other commitment of capital resources as of September 24, 1994.

                                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) One Form 8-K was filed on August 30, 1994, announcing an, "Item 5. Other Event".
             Sigfried Weis and Robert F. Weis were appointed Co-Chairmen of the Board of Directors. Sigfried Weis had formerly been the Company's President and Robert F. Weis had been the Company's Vice President.



                                       SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 WEIS MARKETS, INC.



           Date
                                       ROBERT F. WEIS
                                       Co-Chairman - Treasurer



           Date
                                        WILLIAM R. MILLS
                                        Vice President-Finance