Form 10-K405
period 1994-12-31
WEIS MARKETS INC
filed 1995-04-03
CIK 105418

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-K
               Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994      	Commission file number 1-5039

                               	WEIS MARKETS, INC.
	            (Exact name of registrant as specified in its charter)

         	Pennsylvania                                  			24-0755415
	(State or other jurisdiction of		            	(IRS Employee Identification No.)
	incorporation or organization)

	1000 South Second Street, Sunbury, PA		                      	17801
	(Address of principal executive offices)		                	(Zip Code)

Registrant's telephone number, including area code	        	717-286-4571

Securities registered pursuant to Section 12(b) of the Act:

	                                                 			Name of each exchange
	Title of each class			                               on which registered
	Common stock, no par value		                       	New York Stock Exchange

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $763,176,000.

Shares of common stock outstanding as of February 10, 1995 - 43,433,659.

The index to Exhibits is located in Part IV, Item 14(c).

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 1994 Weis Markets, Inc. Annual Report to Shareholders are incorporated by reference in Part II and Part IV of this Form 10-K.

Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 10, 1995 are incorporated by reference in Part III of this Form 10-K.

                              WEIS MARKETS, INC.

                                    PART I

Item 1.	Business:

(a)	Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924.
The Company is engaged principally in the retail sale of food. There was no material change in the nature of the company's business during fiscal 1994.

(b)	The principal business activity which the company has been engaged in for the last five fiscal years is the retail sale of food.

(c)(1)(i)	The company operates 125 retail food markets in Pennsylvania, 15 in Maryland, 1 in New Jersey, 3 in New York, 4 in Virginia, and 1 in West Virginia. The stores trade under the name Weis Markets, except for 19 Pennsylvania stores which trade as Mr. Z's Food Mart, 5 Pennsylvania stores which trade as King's Supermarkets, 2 Pennsylvania stores which trade as Erb's, 5 Pennsylvania stores which trade as Scot's Lo Cost, and 1
Pennsylvania store which trades as Big Top Market. During the past fiscal year, 2 new stores were opened and 6 more stores were acquired in the August acquisition of King's Supermarkets, Inc. The company also owns and operates Weis Food Service, a restaurant and institutional supplier. On December 26, 1993, the Company purchased an 80% interest in SuperPetz, Inc. The investment was used to acquire 2 pet supply stores located in Dayton, Ohio. On August 6, 1994, SuperPetz acquired five pet supply stores in Georgia and South Carolina from Pet Owners Warehouse, Inc. SuperPetz opened 7 additional stores during the year and as of December 31, 1994, operated 6 stores in Ohio, 2 stores in Pennsylvania, 5 stores in South Carolina and 1 store in Georgia. The company supplies its retail food stores from distribution centers in Sunbury, Northumberland, and Milton, Pennsylvania. The percentage of net sales contributed by each class of similar products for each of the five fiscal years ended December 31, 1994 was:

              Grocery	           Meat	          Produce	           Other

	1990         	62.73            	14.99          	11.21            	11.07
	1991         	61.27            	14.49          	10.95            	13.29
	1992         	60.81            	14.15          	10.78            	14.26
	1993         	60.74            	14.80          	11.06            	13.40
	1994         	59.76            	14.41          	11.06            	14.77

(c)(1)(vi)	The Company has its own distribution center with warehouses
located within a 15 mile radius of its corporate offices in Sunbury, Pennsylvania. The Company is required to use a significant amount of working capital to provide for the required amount of inventory to meet demand for its products through efficient use of buying power and effective utilization of space in the warehouse facilities.

(c)(1)(x)	The business of the company is highly competitive, and, in the areas served by it, the company competes based on price and service with national retail food chains, local chains and many independent food stores. The following list includes, but is not limited to, the competitors of the
Company: Acme Markets, Inc., BiLo, Giant Foods of Carlisle, Giant Foods of Landover, Festival Foods, Shop Rite, Super Rite, Giant Eagle, Riverside Markets, Super Valu, Aldi, Insalaco, Walmart, K-Mart, Sam's and A&P. On the basis of sales volume, the company believes it is the leading food retailer in the majority of the areas in which it operates.

(c)(1)(xiii)	The company has approximately 16,500 employees.

Item 2.	Properties:

The company owns and operates 68 of its retail food stores and leases and operates 81 stores under operating leases for varying periods of time up to the year 2014. SuperPetz, leases all 14 of it's retail store locations.
The company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land which are available as locations for possible future stores or other expansion.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                                   PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters:

"Stock Prices and Dividend Information by Quarter" on page 16 and "Stock Traded" on the inside back cover of the 1994 Weis Markets, Inc. Annual Report to Shareholders are incorporated herein by reference.

The approximate number of shareholders on December 31, 1994 is determined by the Company's transfer agent.

Item 6.	Selected Financial Data:

"Five-Year Review of Operations" on page 16 of the 1994 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results
of Operations:

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 7 of the 1994 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data:

The following information in the 1994 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference: The consolidated financial statements on pages 8 to 10, the notes to consolidated financial statements on pages 11 to 15 and the independent auditors' report on page 15.

Item 9.	Changes in and Disagreements With Accountants on Accounting and
Financial Disclosure:

None.

                                 PART III

Item 10.	Directors and Executive Officers of the Registrant:

"Election of Directors" on pages 4 and 5 of the Weis Markets, Inc. definitive proxy statement dated March 10, 1995 is incorporated herein by reference.

Item 11.	Executive Compensation:

"Board Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Retirement Plans," "Pension Plan Table," "Shareholder Return Performance," "Comparative Five-Year Total Returns," "Comparative Ten-Year Income Percentages," and "Approval of 1995 Stock Option Plan," on pages 6 to 11 of the Weis Markets, Inc. definitive proxy statement dated March 10, 1995 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management:

"Outstanding Voting Securities and Voting Rights" on page 3 of the Weis Markets, Inc. definitive proxy statement dated March 10, 1995 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions:

"Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Board Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Retirement Plans," "Pension Plan Table," "Shareholder Return Performance," "Comparative Five-Year Total Returns," "Comparative Ten-Year Income Percentages," and "Approval of 1995 Stock Option Plan," on pages 6 to 11 of the Weis Markets, Inc. definitive proxy statement dated March 10, 1995 is incorporated herein by reference.

                                 PART IV

Item 14.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

The following information is incorporated herein by reference from the 1994 Weis Markets, Inc. Annual Report to Shareholders: the consolidated financial statements on pages 8 to 10, the notes to consolidated financial statements on pages 11 to 15 and the independent auditors' report on page 15.

(a)	The financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

(b)	There were no reports on  Form 8-K filed during the quarter ended December
31, 1994.

(c)	A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.
3-A	               Articles of Incorporation
3-B	               By-Laws
10-A	              Supplemental Employee Retirement Plan
10-B	              Profit Sharing Plan
10-C	              Stock Bonus Plan
10-D	              Company Appreciation Plan
10-E              	Stock Option Plan
10-F              	Supplemental Employee Retirement Plan
10-G	              Executive Employment Contracts
13	                Annual Report to Shareholders for the Fiscal Year ended
                     December 31, 1994
21	                Subsidiaries of the Registrant
23	                Consent of Independent Auditors

Exhibits 3-A and 3-B have been filed as exhibits under Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 27, 1980 and are incorporated herein by reference.

The foregoing exhibits are available upon request from the Secretary of the Company at a fee of $10.00 per copy.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 				WEIS MARKETS, INC.
                                                   				(Registrant)



Date
                                                   				Robert F. Weis
			                                       	Chairman of the Board of Directors,
			                                            	and Treasurer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date
                                                     				Robert F. Weis
			                                            	(Principal Financial Officer)
			                                         	Chairman of the Board of Directors,
			                                               	and Treasurer and Director



Date
                                                      				Norman S. Rich
			                                            	(Principal Executive Officer)
			                                                 	President and Director



Date
                                                     				William R. Mills
			                                       	Vice President Finance and Secretary



EXHIBIT 10-A

                    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
                                       FOR
                               WEIS MARKETS, INC.

The purposes of the Supplemental Executive Retirement Plan for Weis Markets, Inc. ("Plan") are to permit select members of management and highly compensated employees to defer current compensation which cannot be redirected into the Company's 401(k) Plan, and to further supplement retirement benefits payable under the qualified retirement plans of the Company. This Plan is designed to provide retirement benefits and salary deferral opportunities because of the limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service.

TABLE OF CONTENTS

                                                            											Page

ARTICLE I      TITLE AND EFFECTIVE DATE . . . . . . . . . .              2

ARTICLE II     DEFINITIONS AND CONSTRUCTION
                			OF THE PLAN DOCUMENT . . . . . . . . . .              3

ARTICLE III    ELIGIBILITY  . . . . . . . . . . . . . . . .              5

ARTICLE IV     DEFERRAL OF COMPENSATION . . . . . . . . . .              6

ARTICLE V      PARTICIPANT BOOKKEEPING ACCOUNTS   . . . . .              7

ARTICLE VI     DISTRIBUTION  . . . . . . . . . . . . . .  .              9

ARTICLE VII    BENEFICIARY . . . . . . . . . . . . . . . . .            11

ARTICLE VIII   ADMINISTRATION OF THE PLAN  . . . . . . . . .            12

ARTICLE IX     CLAIMS PROCEDURE  . . . . . . . . . . . . . .            13

ARTICLE X      NATURE OF COMPANY'S OBLIGATION  . . . . . . .            14

ARTICLE XI     MISCELLANEOUS   . . . . . . . . . . . . . . .            15



                                 ARTICLE I

                          TITLE AND EFFECTIVE DATE

Section 1.01 Title. This Plan shall be known as the Supplemental Executive Retirement Plan for Weis Markets, Inc.

Section 1.02 Effective Date. The effective date of this Plan shall be January 1, 1994.

                                ARTICLE II

            DEFINITIONS AND CONSTRUCTION OF THE PLAN DOCUMENT

As used herein, the following words and phrases shall have the meanings specified below unless a different meaning is clearly required by the context:

Section 2.01 "Account" means the account established as a bookkeeping record for each Participant pursuant to Article V.

Section 2.02 "Beneficiary" means the person or persons or the estate of a Participant entitled to receive any benefits under this Plan.

Section 2.03 "Board of Directors" means the Board of Directors of Weis Markets, Inc.

Section 2.04 "Committee" means the Executive Compensation Committee of the Board of Directors.

Section 2.05 "Company" means Weis Markets, Inc. its successors, any subsidiary of affiliated organizations authorized by the Board of Directors or the Committee to participate in this Plan with respect to their Participants, and any organization into which or with which the Company may merge or consolidate or to which all or substantially all of its assets may be transferred.

Section 2.06 "Compensation" means remuneration from the Company reportable on IRS Form W-2, together with any salary reduction contributions under this Plan, the 401(k) Plan or any cafeteria plan under Section 125 of the Internal Revenue Code, but excluding any sick pay.

Section 2.07 "Deferral Agreement" means the written form submitted to the Committee that indicates whether the Participant wishes to defer a portion of his Compensation and indicates the portion of Compensation to be deferred.
No Deferral Agreement shall be effective until acknowledged by the Company.

Section 2.08 "Deferred Compensation" means the portion of a Participant's Compensation that has been deferred pursuant to the Plan.

Section 2.09 "ESOP" means the Weis Markets, Inc. Stock Bonus Plan as it may be amended from time to time, and any successor plan.

Section 2.10 "Election Date" means (a) 30 days after notice of adoption of the Plan for Executives who are eligible to participate at the time the Plan is adopted; or (b) 30 days after a newly eligible Executive is notified of his right to participate in the Plan; or (c) December 15 of any calendar year if (a) and (b) above do not apply.

Section 2.11  "Executive" means any member of management of the Company.

Section 2.12 "401(k) Plan" means the Weis Markets, Inc. Retirement Savings Plan, as it may be amended from time to time, and any successor plan.

Section 2.13  "Participant" means an Executive who is participating in the Plan.

Section 2.14 "Plan" means the Supplemental Executive Retirement Plan for Weis Markets, Inc. described in this instrument, as it may be amended from time to time.

Section 2.15 "Profit Sharing Plan" means the Weis Markets, Inc. Profit Sharing Plan, as it may be amended from time to time, and any successor plan.

Section 2.16 "Retirement" means a Participant's termination of employment with the Company and its subsidiaries after attaining age 65.

Section 2.17 "Subaccounts A and B" mean the subdivisions of each Participant's Account created pursuant to Article V.

Section 2.18 "Termination of Service" or similar expression means the termination of the Participant's employment as an employee of the Company and its subsidiaries, other than Retirement or by reason of death or disability.

Section 2.19 Titles. Titles of the Articles of this Plan are included for ease of reference only and are not to be used for the purpose of construing any portion or provision of this Plan document.

Section 2.20 Gender and Number. Wherever the context so requires, masculine pronouns include the feminine and singular words shall include the plural.

                                 ARTICLE III

                                 ELIGIBILITY

Section 3.01 Selection. Eligibility for participation in this Plan shall be determined by a two step process. First, the Executive Compensation Committee of the Board of Directors shall make a recommendation of potential Participants to the Board of Directors. This list may be based upon recommendations from the Executive Committee of Weis Markets, Inc. Second, the Board of Directors shall consider the recommendation of the Executive Compensation Committee and make the final determination based upon a majority vote.

Section 3.02 Participation. An Executive, after having been selected for participation by the Board of Directors, shall continue to participate until his employment with the Company terminates, or such earlier date as of which the Committee suspends his participation.

                                 ARTICLE IV

                         DEFERRAL OF COMPENSATION

Section 4.01 Salary Deferral. Each Participant may have a percentage of his Compensation deferred in accordance with the terms and conditions of this Plan. The percentage of Compensation to be deferred under this section shall not exceed 15% of Compensation with the amount deferred into the 401(k) Plan first deducted from the deferral amount under this Plan.

Section 4.02 Deferral Agreement. A Participant desiring to have a percentage of his Compensation deferred under the Plan must submit a written Deferral Agreement to the Committee on or before the applicable Election
Date. A valid Deferral Agreement filed by the applicable Election Date as provided in Section 2.09 (a) or (b) shall cause Compensation not yet earned to be deferred starting in the calendar year in which such Agreement is made. Deferral Agreements entered into under the conditions of Section 2.08(c) shall cause Compensation to be deferred beginning January 1 of the next calendar year.

Section 4.03 No Deferral Without Agreement. A Participant who has not submitted a valid Deferral Agreement to the Committee before the relevant Election Date may not defer any Compensation for the applicable calendar year under this Plan.

Section 4.04 Duration of Deferral Agreement. Deferral Agreements remain in effect until revoked or modified by the filing of a new Deferral Agreement.

Section 4.05 Revocation or Modification of Deferral. Future deferrals of Compensation may be stopped, reduced or increased at any time by filing a new Deferral Agreement. Such modification shall be effective as soon as feasible for the Company. Notwithstanding the foregoing, no Deferral Agreement filed after incentive compensation is earned shall affect the amount of deferral from such incentive compensation.

                                ARTICLE V

                    PARTICIPANT BOOKKEEPING ACCOUNTS

Section 5.01 Maintenance of Account. The Company shall maintain on its books a supplemental retirement account for each Participant. Each Account shall be divided into Subaccounts A and B, to which amounts shall be credited as follows:

      (a) Deferred Compensation Credits. As of each date elective deferrals are contributed for a Participant to the 401(k) Plan, or would be contributed but for the Internal Revenue Code limitations thereon, the Participant's Deferred Compensation shall be credited to his Subaccount A.

     	(b) Profit-Sharing Credits. As of each date the Company makes a contribution under the Profit-Sharing Plan, the Participant's Subaccount B shall be credited with the amount, if any, that would have been allocated to the Participant's Profit Sharing Plan account if

    		(i)  	he had not been excluded from participation
		         	in the Profit Sharing Plan,

   		(ii)  	the Company had increased its Profit Sharing
		         	Plan contributed by the amount of the
		         	Participant's allocation, and

  		(iii)  	the Internal Revenue Code provisions
		         	limiting his Profit Sharing Plan allocation did not apply.

     	(c) ESOP Credits. As of each date the Company makes a contribution to the ESOP, the Participant's Subaccount B shall be credited with the amount, if any, that would have been allocated to the Participant's ESOP account if

	    	(i)   	he had not been excluded from participation
		          	in the ESOP,

   		(ii)   	the Company had increased its ESOP
			          contribution by the amount of the
		          	Participant's allocation, and

   		(iii)  	the Internal Revenue Code provisions
			          limiting his ESOP allocation did not apply.

      	(d) Discretionary Credits. The Committee may at any time credit additional amounts to the Account(s) of one or more Participants, in its sole discretion.

Section 5.02 Hypothetical Investment Results for Subaccount A. Each amount credited to a Participant's Subaccount A shall be adjusted in the same manner as if such amount had been invested for the Participant in the 401(k) Plan. These amounts shall be credited to Subaccount A at the same intervals as amounts invested in the 401(k) Plan.

Section 5.03 Hypothetical Investment Results for Subaccount B. Each amount credited to a Participant's Subaccount B shall be adjusted periodically in the same manner as if such amount had been invested for the Participant in the Profit Sharing Plan. Amounts credited to Subaccount B shall be adjusted at the same intervals as amounts invested in the Profit-Sharing Plan.

Section 5.04 Conclusion of Company Contributions. A Participant who terminates service prior to Retirement shall not receive credits to Subaccount B from the Company for the year of termination.

                                 ARTICLE VI

                                DISTRIBUTION

Section 6.01 Distribution of Account Balance. Distribution of the value of a Participant's Subaccount A balance shall be made according to the terms of the Participant's Deferral Agreement and this Plan. Distribution of the vested portion of the Participant's Subaccount B balance shall be made according to the terms of the Participant's Deferral Agreement in the event of the Participant's Retirement or disability. In the event of Participant's Termination of Service, he shall not receive credits to Subaccount B for the year of termination.

Section 6.01.1 Termination of Service. In the event of Termination of Service, the Participant shall receive the value of Subaccount A and the vested portion of Subaccount B as soon as administratively possible upon the occurrence of one of the following events, whichever is sooner:

(a) After five years from the end of the Plan year following the Termination of Service; or

(b) After the end of the Plan year in which the Participant reaches the age of 65.

Section 6.02  Vested Rights.  Each Participant shall have a vested right

(a)  to the value of his Subaccount A; and

(b) to the value of his Subaccount B to the extent his Profit-Sharing Plan account is vested (or would have been vested if he had not been excluded from the Profit-Sharing Plan).

Section 6.03 Change of Control. All participants shall be vested fully in their Account values in the event of a change of a control of the Company. For purposes of this Plan, change of control means

(a) acquisition of the beneficial ownership of at least 51% of the voting securities of Weis Markets, Inc. by any individual or other person or group of persons who have agreed to act together for the purpose of acquiring, holding, voting or disposing of such securities; or

(b) any merger or consolidation of Weis Markets, Inc., or transfer of all or substantially all of its assets to a buyer, in which stockholders of Weis Markets, Inc. before such merger, consolidation or transfer do not own more than 51% of the outstanding voting power of the surviving entity following such transaction.

Section 6.04 Forfeiture for Cause. Notwithstanding Sections 6.01, 6.01.1 and 6.02, a Participant whose employment is terminated for cause or who engages in competition with the Company shall be subject to forfeiture as set forth below. For purposes of this Section, cause means willful misconduct relating to the business of the Company and competition means competition in the capacity of proprietor, employee, officer, director, independent contractor or owner of more than 5% of the equity interest in an enterprise, with any business in which the Company is engaged, unless specifically authorized by the Board of Directors.

Section 6.04.1 Forfeiture of Subaccount A. A Participant subject to forfeiture as set forth in Section 6.04 shall be entitled to the lesser of
(i) the Deferred Compensation for the Participant; or (ii) the value of the Participant's Subaccount A.

Section 6.04.2 Forfeiture of Subaccount B. A Participant subject to forfeiture as set forth in Section 6.04 shall forfeit all of Subaccount B.

Section 6.05 Withholding for Taxes. The Company shall be entitled to withhold any and all taxes of any nature required by any government to be withheld with respect to amounts credited or distributed under the Plan.

                              ARTICLE VII

                              BENEFICIARY

Section 7.01 Beneficiary Designation. Each Participant shall designate a Beneficiary to receive benefits under the Plan in the event of his death by completing a Beneficiary designation form furnished by the Committee. A Participant may change his Beneficiary designation by submitting to the Committee another Beneficiary designation form. However, no change of Beneficiary shall be effective until acknowledged in writing by the Company.

Section 7.02 Proper Beneficiary. If no designated Beneficiary survives the Participant, the value of the Participant's Account shall be paid to the Participant's surviving spouse, or if none, to the Participant's issue per stirpes, or if none, to the Participant's estate. If the Company has any doubt as to the proper Beneficiary to receive payments hereunder, the Company shall have the right to withhold such payments until the matter is finally adjudicated. However, any payment made by the Company, in good faith and in accordance with this Plan, shall fully discharge the Company from all further obligations with respect to that payment.

Section 7.03 Minor or Incompetent Beneficiary. In making any payments to or for the benefit of any minor or incompetent Beneficiary, the Committee, in its sole and absolute discretion, may cause distribution to be made to a legal or natural guardian or relative of a minor or incompetent. Or, it may make a payment to any adult with whom the minor or incompetent temporarily or permanently resides. The receipt by a guardian, relative or other person shall be a complete discharge to the Company with respect to the payment. Neither the Committee nor the Company shall have any responsibility to see to the proper application of any payment so made.

                                  ARTICLE VIII

                           ADMINISTRATION OF THE PLAN

Section 8.01  Committee.  The Plan shall be administered by the Committee.
The Committee may delegate to one more individuals its powers or responsibilities under the Plan. All resolutions or other actions taken by the Committee shall be voted by a majority of those present, or in writing by all the members at the time in office in the event they act without a meeting.

Section 8.02 Finality of Determination. Subject to the terms of the Plan the Committee shall, from time to time, establish rules, forms and procedures for the administration of the Plan. Except as herein otherwise expressly provided, the Committee shall have the exclusive right and discretion to interpret the Plan and to decide any and all matters arising thereunder or in connection with the administration of the Plan. The decisions, actions and records of the Committee shall be conclusive and binding upon the Company and all persons having or claiming to have any right or interest in or under the Plan.

Section 8.03 Certificates and Reports. The members of the Committee and the officers and directors of the Company shall be entitled to rely on all certificates and reports made by any duly appointed accountants, and on all opinions given by any duly appointed legal counsel, which legal counsel may be counsel for the Company.

Section 8.04 Indemnification and Exculpation. The Company shall indemnify and save harmless each member of the Committee against any and all expenses and liabilities relating to the Plan, unless arising out of his willful misconduct. Expenses against which a member of the Committee shall be indemnified hereunder shall include, without limitation, the amount of any settlement or judgment, costs, counsel fees, and related charges reasonably incurred in connection with a claim asserted, or a proceeding brought or settlement thereof. The foregoing right of indemnification shall be in addition to any rights to which any such member of the Committee may be entitled.

Section 8.05 Expenses. The expenses of administering the Plan shall be borne by the Company.

                               ARTICLE IX

                            CLAIMS PROCEDURE

Section 9.01 Written Claim. The value of a Participant's Account shall be paid in accordance with the provisions of this Plan and any applicable Deferral Agreement. The Participant or Beneficiary shall make a written request for benefits under this Plan. This written claim shall be mailed or delivered to the Committee.

Section 9.02 Denied Claim. If the claim is denied in full or in part, the Committee shall provide a written notice within ninety (90) days setting forth the specific reasons for denial, the Plan provisions on which it is based, any additional material or information that is necessary, and explanation of the steps to be taken if a review of the denial is desired.

Section 9.03 Review Procedure. If the claim is denied and a review is desired, the Participant (or Beneficiary) shall notify the Committee in writing within sixty (60) days after receipt of the written notice of denial (a claim shall be deemed denied if the Committee does not take any action within the aforesaid ninety (90) day period). In requesting a review, the Participant (or Beneficiary) may review the Plan document and other pertinent documents, may submit any written issues and comments, may request an extension of time for such written submission of issues and comments, and may request that a hearing be held, but the decision to hold a hearing shall be within the sole discretion of the Committee.

Section 9.04 Committee Review. The decision on the review of the denied claim shall be rendered by the Committee within sixty (60) days after the receipt of the request for review (if a hearing is not held) or within sixty
(60) days after the hearing if one is held. The decision shall be written and shall state the specific reasons for the decision, including reference to specific provisions of this Plan, on which the decision is based.

                                 ARTICLE X

                       NATURE OF COMPANY'S OBLIGATION

Section 10.01 Company's Obligation. The Company's obligations under this Plan shall be unfunded.

Section 10.02 Creditor Status. Any assets which the Company may acquire or set aside to help cover its financial liabilities are and must remain general assets of the Company subject to the claims of its creditors. Neither the Company nor this Plan gives the Participant any beneficial ownership interest in any asset of the Company. All rights of ownership in any such assets are and remain in the Company and Participants and their Beneficiaries shall have only the rights of general creditors of the Company.

                                  ARTICLE XI

                                 MISCELLANEOUS

Section 11.01 Written Notice. Any notice which shall or be or may be given under the Plan or a Deferral Agreement shall be in writing and shall be mailed by United States mail, postage prepaid. If notice is to be given to the Committee, such notice shall be addressed to 1000 South Second Street, Sunbury, Pennsylvania 17801, and marked for the attention of the Executive Compensation Committee, or if notice to a Participant, addressed to the address shown on the Participant's Deferral Agreement.

Section 11.02 Change of Address. Any Participant or the Committee may, from time to time, change the address to which notices shall be mailed by the other by giving written notice of a new address.

Section 11.03 Amendment and Termination. The Company retains the sole and unilateral right to terminate, amend, modify, or supplement this Plan, in whole or in part at any time. This right includes the right to make retroactive amendments. However, no exercise of this right shall reduce the Account of any Participant or his Beneficiary.

Section 11.04 Nontransferability. Except insofar as prohibited by applicable law, no sale, transfer, alienation, assignment, pledge, collateralization or attachment of any benefits under this Plan shall be valid or recognized by the Company. Neither the Participant, his spouse, or designated Beneficiary shall have any power to hypothecate, mortgage, commute, modify or otherwise encumber in advance of any of the benefits payable hereunder, nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or maintenance, owed by the Participant or his Beneficiary, or be tranferable by operation of law in the event of bankruptcy, insolvency or otherwise. Notwithstanding the foregoing, the Company shall pay benefits in accordance with a qualified domestic relations order as defined in the Employee Retirement Income Security Act of 1974, and benefits payable under the Plan may be applied by the Company to discharge obligations of the Participant, his Beneficiary or estate to the Company.

Section 11.05 Acceleration of Payment. The Company reserves the right to accelerate the payment of any benefits payable under this Plan at any time without the consent of the Participant, his estate, his Beneficiary or any other person claiming through the Participant.

Section 11.06 Applicable Law. This Plan shall be governed by the laws of the United States, and to the extent permitted thereby by the laws of the Commonwealth of Pennsylvania. Any dispute or interpretation of the Plan shall be litigated in the Court of Common Pleas of Northumberland County, Pennsylvania.

IN WITNESS WHEREOF, the Company has caused this instrument to be executed by its duly authorized officers on this ______ day of ________________, 1994, effective as of January 1, 1994.


ATTEST:					                                    WEIS MARKETS, INC.



________________________________	           BY:________________________________

                                 						     Its:______________________________



EXHIBIT 10-B


                 WEIS MARKETS, INC. PROFIT SHARING PLAN


ARTICLE I  DEFINITIONS                                              	A2

1.1	              References	                                        A2
1.2              	Compensation	                                      A2
1.3              	Dates                                	             A3
1.4              	Employee                                          	A4
1.5	              Employer	                                          A6
1.6              	Fiduciaries                                       	A6
1.7	              Participant/Beneficiary	                           A6
1.8              	Participant Accounts	                              A7
1.9	              Plan	                                              A7
1.10	             Service	                                           A7
1.11             	Trust                                             	A9

ARTICLE II  PARTICIPATION	                                           A10

2.1              	Eligibility Service                               	A10
2.2              	Plan Participation                                	A10
2.3	              Termination of Participation	                      A11
2.4              	Re-Participation (Break In Service Rules)         	A11

ARTICLE III  ALLOCATIONS TO PARTICIPANT ACCOUNTS	                    A12

3.1	              General Provisions	                                A12
3.2              	Allocation of Profit Sharing Contributions
                     and Forfeitures	                                A13
3.3	              Employee Nondeductible Contribution Account	       A13
3.4              	Rollover/Transfer Account                         	A14
3.5              	Allocation of Investment Results	                  A14

ARTICLE IV  PAYMENT OF PARTICIPANT ACCOUNTS	                         A16

4.1              	Vesting Service Rules                             	A16
4.2              	Vesting of Participant Accounts                   	A17
4.3	              Payment of Participant Accounts	                   A20
4.4	              In-Service Payments	                               A22
4.5              	Distributions under Domestic Relations Orders	     A22

ARTICLE V  ADDITIONAL QUALIFICATION RULES                             B1

5.1               Limitations on Allocations under
                     Code Section 415                                 B1
5.2               Control of Trades or Businesses by Owner-
                     Employee                                         B5
5.3               Joint and Survivor Annuity Requirements             B6
5.4               Distribution Requirements                          B11
5.5               Top Heavy Provisions                               B16
5.6               Deductible Volunary Employee Contributions         B20

ARTICLE VI  ADMINISTRATION OF THE PLAN                               B21

6.1               Fiduciary Responsibility                           B21
6.2               Plan Administrator                                 B22
6.3               Claims Procedure                                   B23
6.4               Trust Fund                                         B24

ARTICLE VII  AMENDMENT AND TERMINATION OF PLAN                       B25

7.1               Right to Discontinue and Amend                     B25
7.2               Amendments                                         B25
7.3               Protection of Benefits in Case of Plan Merger      B26
7.4               Termination of Plan                                B26

ARTICLE VIII  MISCELLANEOUS PROVISIONS                               B27

8.1               Exclusive Benefit - Non-Reversion                  B27
8.2               Inalienability of Benefits                         B27
8.3               Employer-Employee Relationship                     B27
8.4               Binding Agreement                                  B27
8.5               Separability                                       B28
8.6               Construction                                       B28
8.7               Copies of Plan                                     B28
8.8               Interpretation                                     B28

                  Weis Markets, Inc. Profit Sharing Plan
                          ORIGINALLY EFFECTIVE
                           December 31, 1952
                    AS AMENDED AND RESTATED EFFECTIVE
                             January 1, 1989

                  WEIS MARKETS, INC. PROFIT SHARING PLAN


                          ORIGINALLY EFFECTIVE
                            DECEMBER 31, 1952

                    AS AMENDED AND RESTATED EFFECTIVE
                              JANUARY 1, 1989



                  Weis Markets, Inc. Profit Sharing Plan

      This amended and restated plan, executed on the date indicated at the end hereof, is made effective as of JanuaryE1, 1989, except as provided otherwise in Section 1.3(c), by Weis Markets, Inc., a Corporation, with its principal office located in Sunbury, PA.

                          W I T N E S S E T H :

WHEREAS, effective December 31, 1952, the employer established the plan for its employees and desires to continue to maintain a permanent qualified plan in order to provide its employees and their beneficiaries with financial security in the event of retirement, disability or death; and

WHEREAS, it is desired to amend said plan;

NOW THEREFORE, the premises considered, the original plan is hereby replaced by this amended and restated plan, and the following are the provisions of the qualified plan of the employer as restated herein; provided, however, that each employee who was previously a participant shall remain a participant, and no employee who was a participant in the plan before the date of amendment shall receive a benefit under this amended plan which is less than the benefit he was then entitled to receive under the plan as of the day prior to the amendment.



                          ARTICLE I  DEFINITIONS


Section 1.1	References

     (a)	Code means the Internal Revenue Code of 1986, as it may be amended from time to time.

     (b)	ERISA means the Employee Retirement Income Security Act of 1974, as
amended.


Section 1.2	Compensation

     (a)	Compensation means, except as provided in paragraph (b) hereof, any earnings reportable as W-2 wages for Federal income tax withholding purposes and earned income, plus elective contributions, for the plan year.

Elective contributions are amounts excludable from the employee's gross income and contributed by the employer, at the employeeOs election to:

(1)	A cafeteria plan (excludable under Code Section 125);
(2)	A Code Section 401(k) arrangement (excludable under Code Section 402(a)
    (8));
(3)	A simplified employee pension (excludable under Code Section 402(h)); or
(4)	A tax sheltered annuity (excludable under Code Section 403(b)).

"Earned Income" means net earnings from self-employment in the trade or business with respect to which the employer has established the plan, provided that personal services of the individual are a material income producing factor. Net earnings shall be determined without regard to items excluded from gross income and the deductions allocable to those items. Net earnings shall be determined after the deduction allowed to the self-employed individual for all contributions made by the employer to a qualified plan and, for plan years beginning after December 31, 1989, the deduction allowed to the self-employed under Code Section 164(f) for self-employment taxes.

Any reference in this plan to compensation shall be a reference to the definition in this Section 1.2, unless the plan reference specifies a modification to this definition. The plan administrator shall take into account only compensation actually paid by the employer for the relevant period. A compensation payment includes compensation by the employer through another person under the common paymaster provisions in Code Sections 3121 and 3306. Compensation from a related employer which is not a participating employer under this Plan shall be excluded.


     (b)	Exclusions From Compensation - Notwithstanding the provisions of paragraph 1.2(a), the following types of remuneration shall be excluded from the participant's compensation:

Compensation in excess of $22,000 for Pharmacists

     (c)	Limitations on Compensation -

     (1)	Compensation Dollar Limitation - For any plan year beginning after
December 31, 1993, the plan administrator shall take into account only the first $150,000 (or beginning January 1, 1995, such larger amount as the Commissioner of Internal Revenue may prescribe) of any participant's compensation for determining all benefits provided under the plan. For any plan year beginning after December 31, 1988 but before January 1, 1994, the plan administrator shall take into account only the first $200,000 (or for plan years beginning after December 31, 1989 but before January 1, 1994, such larger amount as the Commissioner of Internal Revenue may prescribe) of any participant's compensation for determining all benefits provided under the plan. The compensation dollar limitation for a plan year shall be the limitation amount in effect on January 1 of the calendar year in which the plan year begins. For any plan year beginning before January 1, 1989, the $200,000 limitation (but not the family aggregation requirement described in the next paragraph) applies only if the plan is top-heavy for such plan year or operates as a deemed top-heavy plan for such plan year. If the plan should determine compensation on a period of time that contains fewer than 12 calendar months (such as for a short plan year), the annual compensation dollar limitation shall be an amount equal to the compensation dollar limitation for the plan year multiplied by the ratio obtained by dividing the number of full months in the period by 12.

     (2)	The compensation dollar limitation applies to the combined
compensation of the employee and of any family member aggregated with the employee under Code Section 414(q)(6) who is either (A) the employee's spouse, or (B) the employee's lineal descendant under the age of 19. If, for a plan year, the combined compensation of the employee and such family members who are participants entitled to an allocation for that plan year exceeds the compensation dollar limitation, compensation for each such participant, for purposes of the contribution and allocation provisions of Article III, means his adjusted compensation.

     Adjusted compensation is the amount which bears the same ratio to the compensation dollar limitation as the affected participant's compensation (without regard to the compensation dollar limitation) bears to the combined compensation of all the affected participants in the family unit. If the plan uses permitted disparity, the plan administrator first shall determine the integration level of each affected family member participant using actual compensation. The total of the affected participants' compensations equal to or less than the applicable integration levels may not exceed the compensation dollar limitation. The combined excess compensation of the affected participants in the family unit may not exceed the compensation dollar limitation minus the amount. If the combined excess compensation exceeds this limitation, the plan administrator will prorate the limitation on the excess compensation among the affected participants in the family unit in proportion to each such individual's actual compensation minus his integration level.

     (d)	Compensation for Nondiscrimination Test - For purposes of determining whether the plan discriminates in favor of highly compensated employees, compensation means compensation as defined in this Section 1.2(a), except that the employer will not give effect to any exclusion from compensation specified in Section 1.2(b).  Notwithstanding the above, the employer may elect to exclude from this nondiscrimination definition of compensation any items of compensation excludable under Code Section 414(s) and the applicable
Treasury regulations, provided such adjusted definition conforms to the nondiscrimination requirements of those regulations.


Section 1.3	Dates

     (a)	Accounting Date means the date(s) on which investment results are allocated to participantsO accounts, including the allocation date and any interim accounting date(s) noted below:

No interim investment allocation dates.

     (b)	Allocation Date means the last day of each plan year which is the date on which any contributions and forfeitures are allocated to participants' accounts.

     (c)	The Effective Date of the plan is December 31, 1952.

     The effective date of this amendment and restatement is January 1, 1989; provided, however that the plan provisions required to comply with the Tax Reform Act of 1986 (TRA '86), the Omnibus Budget Reconciliation Act of 1986 (OBRA '86), the Omnibus Budget Reconciliation Act of 1987 (OBRA '87), and the Technical and Miscellaneous Revenue Act of 1988 (TAMRA) shall generally be effective on the first day of the plan year beginning after December 31, 1988, except as specified otherwise in this plan or in TRA '86, OBRA '86, OBRA '87 or TAMRA. The plan provisions required to comply with the 1989 Revenue Reconciliation Act shall generally be effective on the first day of the plan year beginning after December 31, 1989, except as specified otherwise in this plan or in said Act.

     Notwithstanding anything herein to the contrary, the provisions noted below shall become effective on the alternate effective date indicated. If the alternate effective date is subsequent to the effective date of this amendment, the prior provisions of the plan shall continue in effect until such alternate effective date.

	Reference	                                    	Alternate Effective Date

Section 3.2(c)  Allocation of Forfeitures	           January 1, 1992
Section 4.2(b)  Cashout Distributions	               January 1, 1994
Section 4.2(c)  Forfeitures	                         January 1, 1992
Section 4.3(d)  Eligible Rollover Distribution	      January 1, 1993

     (d)	Plan Entry Date means the participation date(s) specified in Article
II.

     (e)	Plan Year means the 12-consecutive month period beginning on January 1 and ending on December 31.

     (f)	Limitation Year  (for purposes of limitations on benefits and contributions under Code Section 415) means the plan year.



Section 1.4	Employee

     (a)	(1)	Employee means any person employed by the employer, including an owner-employee or other self-employed individual (as defined in paragraph (3)).
The term employee shall include any employee of the employer maintaining the plan or of any other employer required to be aggregated with such employer under Code Sections 414(b), (c), (m) or (o).  The term employee shall also include any leased employee deemed to be an employee of any employer as provided in Code Sections 414(n) or (o) and as defined in paragraph (2).

     (2)	Leased Employee means an individual (who otherwise is not an employee of the employer) who, pursuant to a leasing agreement between the employer and any other person, has performed services for the employer (or for the employer and any persons related to the employer within the meaning of Code Section
144(a)(3)) on a substantially full time basis for at least one year and who performs services historically performed by employees in the employer's business field. If a leased employee is treated as an employee by reason of this
Section 1.4(a)(2), compensation from the leasing organization which is attributable to services performed for the employer shall be considered as compensation under the plan.  Contributions or benefits provided a leased employee by the leasing organization which are attributable to services performed for the employer shall be treated as provided by the employer.

     Safe harbor plan exception - The plan shall not treat a leased employee as an employee if the leasing organization covers the employee in a safe harbor plan and, prior to application of this safe harbor plan exception, 20% or less of the employer's employees (other than highly compensated employees) are leased employees. A safe harbor plan is a money purchase pension plan providing immediate participation, full and immediate vesting, and a nonintegrated contribution formula equal to at least 10% of the employee's compensation without regard to employment by the leasing organization on a specified date. The safe harbor plan must determine the 10% contribution on the basis of compensation as defined in Code Section 415(c)(3) plus elective contributions.

     (3)	Owner-Employee /Self Employed Individual - Owner-employee means a self-employed individual who is a sole proprietor, (if the employer is a sole proprietorship) or who is a partner (if the employer is a partnership) owning more than 10 percent of either the capital or profits interest of the partnership. Self-employed individual means an individual who has earned income for the taxable year from the trade or business for which the plan is established, or who would have had earned income but for the fact that the trade or business had no net profits for the taxable year.

     (b)	Highly Compensated Employee means an employee who, during the plan year or during the preceding 12-month period:

     (1)	is a more than 5% owner of the employer (applying the constructive ownership rules of Code Section 318, and applying the principles of Code
Section 318, for an unincorporated entity);

     (2)	has compensation in excess of $75,000 (as adjusted by the
Commissioner of Internal Revenue for the relevant year);

     (3)	has compensation in excess of $50,000 (as adjusted by the
Commissioner of Internal Revenue for the relevant year) and is part of the top-paid 20% group of employees (based on compensation for the relevant year); or

    (4)	has compensation in excess of 50% of the dollar amount prescribed in
Code Section 415(b)(1)(A) (relating to defined benefit plans) and is an officer of the employer.

     If the employee satisfies the definition in clause (2), (3) or (4) in the plan year but did not satisfy clause (2), (3) or (4) during the preceding 12-month period and does not satisfy clause (1) in either period, then the employee is a highly compensated employee only if he is one of the 100 most highly compensated employees for the plan year. The number of officers taken into account under clause (4) shall not exceed the greater of 3 or 10% of the total number (after application of the Code Section 414(q) exclusions) of employees, but no more than 50 officers. If no employee satisfies the compensation requirement in clause (4) for the relevant year, the highest paid officer will be treated as satisfying clause (4) for that year.

     The term highly compensated employee also includes any former employee who separated from service (or has a deemed separation from service, as determined under Treasury regulations) prior to the plan year, performs no service for the employer during the plan year, and was a highly compensated employee either for the separation year or any plan year ending on or after his 55th birthday. If the former employee's separation from service occurred before January 1, 1987, he is a highly compensated employee only if he satisfied clause (1) of this Section 1.4(b) or received compensation in excess of $50,000 during the year of his separation from service (or the prior year), or during any year ending after his 54th birthday.

     For purposes of determining who is a highly compensated employee under this Section 1.4(b), compensation means compensation as defined in Section 1.2, except that any exclusions from compensation specified in Section 1.2 (b) shall not apply. The plan administrator shall make the determination of who is a highly compensated employee, including the determinations of the number and identity of the top paid 20% group, the top 100 paid employees, the number of officers includible in clause (4) and the relevant compensation, consistent with Code Section 414(q) and regulations issued under that Code Section. The employer may make a calendar year election to determine the highly compensated employees for the plan year, as prescribed by Treasury regulations. A calendar year election must apply to all plans and arrangements of the employer.

      For purposes of applying any nondiscrimination test required under the plan or Code, in a manner consistent with applicable Treasury regulations, the plan administrator will treat a highly compensated employee and all family members (a spouse, a lineal ascendant or descendant, or a spouse of a lineal ascendant or descendant) as a single highly compensated employee, but only if the highly compensated employee is a more than 5% owner or is one of the 10 highly compensated employees with the greatest compensation for the plan year. This aggregation rule applies to a family member even if that family member is a highly compensated employee without family aggregation.

Section 1.5	Employer

     Employer means Weis Markets, Inc. or any successor entity by merger, purchase, consolidation, or otherwise; or an organization affiliated with the employer which may assume the obligations of this plan with respect to its employees by becoming a party to this plan. Another employer whether or not it is affiliated with the sponsor employer may adopt this plan to cover its employees by filing with the sponsor employer a written resolution adopting the plan, upon which the sponsor employer shall indicate its acceptance of such employer as an employer under the plan. Each such employer shall be deemed to be the employer only as to persons who are on its payroll.

Section 1.6	Fiduciaries

     (a)	Named Fiduciary means the person or persons having fiduciary responsibility for the management and control of plan assets.

     (b)	Plan Administrator  means the person or persons  appointed by the named fiduciary to administer the plan.

     (c)	Trustee means the trustee named in the trust agreement executed pursuant to this plan, or any duly appointed successor trustee.

     (d)	Investment Manager means a person or corporation other than the trustee appointed for the investment of plan assets.


Section 1.7	Participant/Beneficiary

     (a)	Participant means an eligible employee of the employer who becomes a member of the plan pursuant to the provisions of Article II, or a former employee who has an accrued benefit under the plan.

     (b)	Beneficiary means a person designated by a participant who is or may become entitled to a benefit under the plan. A beneficiary who becomes entitled to a benefit under the plan remains a beneficiary under the plan until the trustee has fully distributed his benefit to him. A beneficiary's right to (and the plan administrator's, or a trustee's duty to provide to the beneficiary) information or data concerning the plan shall not arise until he first becomes entitled to receive a benefit under the plan.


Section 1.8	Participant Accounts

     (a) 	Profit Sharing Account means the balance of the separate account derived from profit sharing employer contributions, including forfeitures
(if any).  (See Section 3.2.)

     (b)	Employee Nondeductible Contribution Account means the balance of the separate account derived from the participantOs non-deductible employee contributions, if any, which were made before the effective date of this amendment and restatement.  (See Section 3.3.)

     (c)	Rollover/Transfer Account means the balance of the separate account derived from rollover contributions and/or transfer contributions.  (See
Section 3.4.)

     (d)	Accrued Benefit means the total of the participantOs account balance(s) as of the accounting date falling on or before the day on which the accrued benefit is being determined.


Section 1.9	Plan

     Plan means Weis Markets, Inc. Profit Sharing Plan as set forth herein and as it may be amended from time to time.


Section 1.10	Service

     (a)	Service means any period of time the employee is in the employ of the employer, including any period the employee is on an unpaid leave of absence authorized by the employer under a uniform, nondiscriminatory policy applicable to all employees. Separation from service means that the employee no longer has an employment relationship with the employer.

     (b)	(1)	Hour of Service means:

     (A)	Each hour for which an employee is paid, or entitled to payment, for the performance of duties for the employer.  These hours shall be credited to the employee for the computation period in which the duties are performed; and

     (B)	Each hour for which an employee is paid, or entitled to payment, by the employer on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence.  No more than 501 hours of service shall be credited under this paragraph for any single continuous period (whether or not such period occurs in a single computation period).  An hour of service shall not be credited to an employee under this paragraph if the employee is paid, or entitled to payment, under a plan maintained solely for the purpose of complying with applicable worker's compensation or unemployment compensation or disability insurance laws.
Hours under this paragraph shall be calculated and credited pursuant to
Section 2530.200b-2 of the Department of Labor Regulations which are incorporated herein by this reference; and

     (C)	Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the employer.  The same hours of service shall not be credited both under paragraph (A) or paragraph (B), as the case may be, and under this paragraph (C).  These hours shall be credited to the employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made.

     Hours of service shall be determined on the basis of actual hours for which an employee is paid or entitled to payment. The above provisions shall be construed so as to resolve any ambiguities in favor of crediting employees with hours of service.

     (2)	Solely for purposes of determining whether a break in service for participation and vesting purposes has occurred in a computation period, an individual who is absent from work for maternity or paternity reasons shall receive credit for the hours of service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, 8 hours of service per day of such absence.
For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (A) by reason of the pregnancy of the individual, (B) by reason of a birth of a child of the individual, (C) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (D) for purposes of caring for such child for a period beginning immediately following such birth or placement. The hours of service credited under this paragraph shall be credited: (A) in the computation period in which the absence begins if the crediting is necessary to prevent a break in service in that period, or (B) in all other cases, in the following computation period.

     (3)	Hours of service shall be credited for employment with other members of an affiliated service group (under Code Section 414(m)), a controlled group of corporations (under Code Section 414(b)), or a group of trades or businesses under common control (under Code Section 414(c)), of which the adopting employer is a member.  Hours of service shall also be credited for any leased employee who is considered an employee for purposes of this plan under
Code Section 414(n) or Code Section 414(o).

     (c)	(1)	Year of Service means a 12-consecutive month computation
period during which the employee completes the required number of hours of service with the employer as specified in Sections 2.1 or 4.1.

     (2)	Predecessor Service - If the employer maintains the plan of a predecessor employer, service with such predecessor employer shall be treated as service for the employer. If the employer does not maintain the plan of a predecessor employer, then service as an employee of a predecessor employer shall not be considered as service under the plan, except as noted below:

- - No credit for predecessor service.

     Service as an employee of a predecessor employer shall be considered as service for the employer hereunder for the purposes of applying the limitations on benefits and allocations under Code Section 415.

     (d)	Break in Service (or One Year Break in Service) means a 12-
consecutive month computation period during which a participant or former participant does not complete the specified number of hours of service with the employer as set forth in Sections 2.1(b) and 4.1(b).


Section 1.11	Trust

     (a)	Trust means the qualified trust created under the employer's plan.

     (b)	Trust Fund means all property held or acquired by the plan.



                        ARTICLE II  PARTICIPATION


Section 2.1	Eligibility Service

     (a)	Eligibility Year of Service means an eligibility computation period during which the employee completes at least 1,000 hours of service with the employer.

     (b)	One Year Break in Service means for the purposes of this Article II an eligibility computation period during which the participant or former participant does not complete more than 500 hours of service with the employer.

     (c)	Eligibility Computation Period - The initial eligibility computation period shall be the 12-consecutive month period beginning with the day on which the employee first performs an hour of service with the employer
(employment commencement date).

     Succeeding eligibility computation periods shall coincide with the plan year, beginning with the first plan year which commences prior to the first anniversary of the employee's employment commencement date regardless of whether the employee is credited with the required number of hours of service during the initial eligibility computation period. An employee who is credited with the required number of hours of service in both the initial eligibility computation period and the first plan year which commences prior to the first anniversary of the employee's employment commencement date shall be credited with two years of service for purposes of eligibility to participate.

Section 2.2	Plan Participation

(a)	Eligibility

     (1)	Age/service requirements - An employee who is a member of the eligible class of employees shall be eligible for plan participation after he has satisfied the following participation requirement:

Completion of 1 year of service.

     (2)	Eligible class of employees - All employees of the employer shall be eligible to be covered under the plan if employed in the following categories:

Salaried Employee	Store Manager
Foreman	Meat Manager
Accounting Clerk	Produce Manager
Department Assistant	Grocery Manager
Head Pharmacist
Assistant Head Pharmacist

     (3)	Effective January 1, 1994 highly compensated employees as defined in Section 1.4(b) shall not be eligible to participate in the plan.

(b)	Entry Date - An eligible employee shall participate in the plan on the earlier of the June 30 or December 31 entry date coinciding with or immediately following the date on which he has met the age and service requirements. If an employee who is not a member of the eligible class of employees becomes a member of the eligible class, such employee shall participate immediately, if he has satisfied the age and service requirements and would have otherwise previously become a participant.

Section 2.3	Termination of Participation

     A participant shall continue to be an active participant of the plan so long as he is a member of the eligible class of employees and he does not incur a one-year break in service due to termination of employment. He shall become an inactive participant when he incurs a one-year break in service due to termination of employment, or at the end of the plan year during which he ceases to be a member of the eligible class of employees. He shall cease participation completely upon the later of his receipt of a total distribution of his nonforfeitable account balance under the plan of the forfeiture of the nonvested portion of the account balance.


Section 2.4	Re-Participation (Break In Service Rules)

     (a)	Vested Participant - A former participant who had a nonforfeitable right to all or a portion of his account balance derived from employer contributions at the time of his termination from service shall become a participant immediately upon returning to the employ of the employer, if he is a member of the eligible class of employees.

     (b)	Nonvested Participant - In the case of a former participant who did not have any nonforfeitable right to his account balance derived from employer contributions at the time of his termination from service, years of service before a period of consecutive one-year breaks in service shall not be taken into account in computing service if the number of consecutive one-
year breaks in service in such period equals or exceeds the greater of 5 or the aggregate number of years of service before such breaks in service.  Such aggregate number of years of service shall not include any years of service disregarded under the preceding sentence by reason of prior breaks in service.

     If such former participant's years of service before termination from service are disregarded pursuant to the preceding paragraph, he shall be considered a new employee for eligibility purposes. If such former participant's years of service before termination from service may not be disregarded pursuant to the preceding paragraph, he shall participate immediately upon returning to the employ of the employer, if he is a member of the eligible class of employees.

     (c)	Return to Eligible Class - If a participant becomes an inactive participant, because he is no longer a member of the eligible class of employees, but does not incur a break in service; such inactive participant shall become an active participant immediately upon returning to the eligible class of employees. If such participant incurs a break in service, eligibility shall be determined under the re-participation rules in paragraphs (a) and (b) above.

                   ARTICLE III  ALLOCATIONS TO PARTICIPANT ACCOUNTS


Section 3.1	General Provisions

     (a)	Maintenance of Participant Accounts - The plan administrator shall maintain one or more separate accounts covering each participant under the plan. Such account(s) shall be increased by contributions, reallocation of forfeitures (if any), investment income, and market value appreciation of the fund. It shall be decreased by market value depreciation of the fund, forfeiture of nonvested amounts, benefit payments, withdrawals and expenses.

     (b)	Amount and Payment of Employer Contribution

(1)	Amount of Contribution - For each plan year, the employer contribution to the plan shall be the amount which is determined under the provisions of this Article; provided, however, that the employer may not make a contribution to the plan for any plan year to the extent the contribution would exceed the participants' maximum permissible amounts under Code Section 415. Further, the employer contribution shall not exceed the maximum amount deductible under Code Section 404.

The employer contributes to this plan on the conditions that its contribution is not due to a mistake of fact and that the Internal Revenue Service will not disallow the deduction for its contribution. The trustee, upon written request from the employer, shall return to the employer the amount of the employer's contribution made due to a mistake of fact or the amount of the employer's contribution disallowed as a deduction under Code
Section 404. The trustee shall not return any portion of the employer's contribution under the provisions of this paragraph more than one year after the earlier of: (A) The date on which the employer made the contribution as a deduction, and then, only to the extent of the disallowance. The trustee will not increase the amount of the employer contribution returnable under this Section for any earnings attributable to the contribution, but the trustee will decrease the employer contribution returnable for any losses attributable to it. The trustee may require the employer to furnish whatever evidence it deems necessary to confirm that the amount the employer has requested be returned is properly returnable under ERISA.


     (2)	Payment of Contribution - The employer shall make its contribution to the plan within the time prescribed by the Code or applicable Treasury regulations. Subject to the consent of the trustee, the employer may make its contribution in property rather than in cash, provided the contribution of property is not a prohibited transaction under the Code or ERISA.

     (c)	Limitations and Conditions - Notwithstanding the allocation procedures set forth in this Article, the allocations to participantsO accounts shall be limited or modified to the  extent required to comply with the provisions of
Article V (limitations on allocations under Code Section 415, related employer provisions under Code Section 414 and top heavy provisions under
Code Section 416).

     In any limitation year in which the allocation to one or more participants' accounts would be in excess of the limitations on allocations under Section 5.1, the annual additions under this plan will be reduced to the extent necessary to comply with such limitations first. If any further reduction is required, the annual additions or benefits under any other plan which the employer also sponsors will then be reduced with respect to such participants.


Section 3.2 	Allocation of Profit Sharing Contributions and Forfeitures

     (a)	Amount of Contribution - The employer shall determine, in its sole discretion, the amount of profit sharing employer contribution to be made to the plan each year; provided, however, that the employer shall contribute such amount as may be required for restoration of a forfeited amount under
Section 4.2.

     (b)	Conditions for Allocations - An active participant shall be eligible for an allocation of the employer profit sharing contribution and forfeitures as of an allocation date, provided that he satisfies the following conditions:

     (1)	He completed at least 1,000 hours of service during the current plan year , except that the hours of service requirement shall not apply with respect to any minimum top heavy allocation as provided in Section 5.5.

AND

     (2)	He is employed by the employer in an eligible class of employees or on an approved leave of absence on the last day of the plan year.

AND

     (3)	On or after JanuaryE1, 1994 he is not a Highly Compensated Employee.

Notwithstanding the above conditions for allocation of contributions, if the plan would otherwise fail to satisfy the participation test or coverage test of Code Section 410 or the nondiscrimination requirements of Code Section 401(a)(4), the plan administrator shall amend the plan in a nondiscriminatory manner to provide for the participation of additional employees and/or to cause additional active participants to be eligible for an allocation.

     (c)	(1)	Allocation Formula -

The employer profit sharing contribution and forfeitures for the plan year shall be allocated to the account of each eligible participant in the ratio that each participant's number of credited points bears to the credited points of all participants. A participant shall be credited with one point for each full $100.00 of compensation for the plan year, plus 11/2 points for each year of service.

     (2)	Top-Heavy Plan Years

In any year in which this plan is top-heavy (as defined in Section 5.5(e)(2)) when aggregated with the Weis Markets, Inc. Retirement Savings Plan and Weis Markets, Inc. Stock Bonus Plan which the employer also sponsors, the top-heavy minimum benefit requirement shall be met under such other sponsored plan.

     (3)	Compensation - For purposes of the allocation of the employer profit sharing contribution, compensation means compensation for the entire year.

Section 3.3	Employee Nondeductible Contribution Account

A participant may not make any nondeductible contributions to the plan after the effective date of this amendment and restatement; however, if any participant has previously made nondeductible contributions, an Employee Nondeductible Contribution Account shall be maintained for the participant with respect to such prior contributions and the Account shall be nonforfeitable. Employee contributions for plan years beginning after December 31, 1986, together with any matching contributions as defined in Code Section 401(m), will be limited so as to meet the nondiscrimination test of section 401(m).


Section 3.4	Rollover/Transfer Account

     (a)	Rollover Contributions - A participant may contribute to the plan any amounts which he previously received either as a lump sum distribution
(as defined in Code Section 402(e)(4)) or within one taxable year as a distribution from another qualified plan on account of termination of that plan provided that:

     (1)	He transferred such distribution to an Individual Retirement Account or Annuity within sixty (60) days after receipt, or

     (2)	He transferred such distribution to this plan within sixty (60) days after receipt.

Before accepting a rollover contribution, the trustee may require an employee to furnish satisfactory evidence that the proposed transfer is in fact a rollover contribution which the Code permits an employee to make to a qualified plan.

     (b)	Transfer Contributions - With the consent of the plan administrator, the participant may have funds transferred directly to this plan from another qualified plan.  Consent shall not be given if the optional forms of payment to which the funds are subject under the prior plan are not properly disclosed by the prior plan or cannot be accommodated by this plan and trust.

     (c)	Contributions Before Plan Entry Date - An employee, (who is in the eligible class of employees) prior to satisfying the planOs eligibility conditions, may make a rollover or transfer contribution to the plan to the same extent and in the same manner as a participant. If an employee makes a rollover or transfer contribution to the plan before satisfying the plan's eligibility conditions, the plan administrator and trustee will treat the employee as a participant for all purposes of the plan, except the employee is not a participant for purposes of sharing in employer contributions or forfeitures under the plan until he actually becomes a participant in the plan. If the employee has a separation from service prior to becoming a participant, the trustee will distribute his rollover or transfer contribution account to him.

     (d)	Distribution - The rollover/transfer account shall be subject to distribution in the same manner as the profit sharing account. Withdrawals may be made from a rollover/transfer account under Section 4.4 if this plan permits any in-service withdrawals. To the extent that a distribution is attributable to a direct transfer from another qualified plan, the Joint and Survivor Requirements of Section 5.3 shall be met as if the distribution were being made from such prior plan.


Section 3.5 	Allocation of Investment Results

     (a)	General Allocation Procedures

Investment income and market value appreciation or depreciation shall be allocated and credited to the accounts of participants who have accrued benefits in proportion to their account balances on each accounting date. For this purpose, each account balance shall be equal to the average balance for the period commencing on the day following the prior accounting date and ending on the current accounting date.

     (b)	Participant Investment Election

A participant who has reached age 55 and is 100% vested may elect to have 50% or 100% of his account transferred to a separate interest bearing fund which is not subject to market value fluctuation (money market fund or similar investment and to have the investment results allocated to his account based upon earnings and losses on such separate interest bearing fund. The participant may make such investment election at any time after he reaches age 55 and is 100% vested in his account by filing a written election with the plan administrator within 30 days after the first day of the plan year as of which such election is to be effective. The participant may change this election annually and such election is irrevocable until the first day of the plan year following the plan year as of which such election is to be effective.

Participants who terminate employment with account balances in excess of $5,000 may make the same investment election as above at the time of termination. However, this one-time election is irrevocable until age 55. At that time, the participant may change this election annually as above.

                 ARTICLE IV  PAYMENT OF PARTICIPANT ACCOUNTS


Section 4.1	Vesting Service Rules

(a)	Vesting Year of Service means a vesting computation period during which the employee completes at least 1,000 hours of service with the employer.
All of an employee's years of service with the employer shall be counted to determine the nonforfeitable percentage in the employee's account balance derived from employer contributions, except:

(1)	Years of service disregarded under the break in service rules in paragraph (d) below.  (Post-ERISA break in service rules)

(2)	Years of service before the effective date of ERISA if such service would have been disregarded under the break in service rules of the prior plan in effect from time to time before such date. For this purpose, break in service rules are rules which result in the loss of prior vesting or benefit accruals, or which deny an employee eligibility to participate, by reason of separation or failure to complete a required period of service within a specified period of time. (Pre-ERISA break in service rules)

(b)	One Year Break in Service means for the purposes of this Article IV a vesting computation period during which the participant or former participant does not complete more than 500 hours of service with the employer.

(c)	Vesting Computation Period means the 12-consecutive month period coinciding with the plan year.

(d)	Break in Service Rules

(1)	Vested Participant - A former participant who had a nonforfeitable right to all or a portion of his account balance derived from employer contributions at the time of his termination from service shall retain credit for all vesting years of service prior to a break in service.

(2)	Nonvested Participant - In the case of a former participant who did not have any nonforfeitable right to his account balance derived from employer contributions at the time of his termination from service, years of service before a period of consecutive one year breaks in service shall not be taken into account in computing service if the number of consecutive one year breaks in service in such period equals or exceeds the greater of 5 or the aggregate number of years of service before such breaks in service. Such aggregate number of years shall not include any years of service disregarded under the preceding sentence by reason of prior breaks in service.

(3)	Vesting for Pre-Break and Post-Break Accounts - In the case of a participant who has 5 or more consecutive one-year breaks in service, all years of service after such breaks in service shall be disregarded for the purpose of vesting the employer-derived account balance that accrued before such breaks in service. Whether or not such participantOs pre-break service counts in vesting the post-break employer-derived account balance shall be determined according to the rules set forth in sub-paragraphs (1) and (2) above. Separate accounts shall be maintained for the participant's pre-break and post-break employer-derived account balance. Both accounts shall share in the investment earnings and losses of the fund.


Section 4.2	Vesting of Participant Accounts

(a)	Determination of Vesting

(1)	Normal Retirement - A participant's right to his account balance(s) shall be 100% vested and nonforfeitable upon the attainment of 65, the normal retirement age. If the employer enforces a mandatory retirement age, the normal retirement age shall be the lesser of the mandatory age or the age specified herein.

(2)	Late Retirement - If a participant remains employed after his normal retirement age, his account balance(s) shall remain 100% vested and nonforfeitable. Such participant shall continue to receive allocations to his account as he did before his normal retirement age.

(3)	Early Retirement - In the case of a participant who has attained age
60 and completed 5 years of service before his normal retirement age, the participant's right to his account balance(s) shall be 100% vested and nonforfeitable. Such participant may retire before his normal retirement age without the consent of the employer and receive payment of benefits from
the plan.   If a participant separates from service before satisfying the age requirement for early retirement, but has satisfied the service requirement, the participant shall be entitled to elect an early retirement benefit upon satisfaction of such age requirement.

(4)	Disability - If a participant separates from service due to disability, such participantOs right to his account balance(s) as of his date of disability shall be 100% vested and nonforfeitable. Disability means inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months. The permanence and degree of such impairment shall be supported by medical evidence. Notwithstanding such definition, a participant who is eligible for Social Security disability benefits shall automatically satisfy the definition of disability.
Disability shall be determined by the plan administrator after consultation with a physician chosen by the administrator. In the administration of this section, all employees shall be treated in a uniform manner in similar circumstances.

(5)	(A)	Death - In the event of the death of a participant who has an accrued benefit under the plan, (whether or not he is an active participant), 100% of the participantOs account balance(s) as of the date of death shall be paid to his surviving spouse; except that, if there is no surviving spouse, or if the surviving spouse has already consented in a manner which is (or conforms to) a qualified election under the joint and survivor annuity provisions of Code
Section 417(a) and regulations issued pursuant thereto and as set forth in
Section 5.3, then such balance shall be paid to the participant's designated beneficiary.

(B)	Beneficiary Designation - Subject to the spousal consent requirements of
Section 5.3, the participant shall have the right to designate his beneficiaries, including a contingent death beneficiary, and shall have the right at any time to change such beneficiaries. The designation shall be made in writing on a form signed by the participant and supplied by and filed
with the plan administrator.   If the participant fails to designate a
beneficiary, or if the designated person or persons predecease the participant, "beneficiary" shall mean the spouse, children, parents, brothers and sisters, or estate of the participant, in the order listed.

(6)	Termination From Service - If a participant separates from the service of the employer other than by retirement, disability or death, his vested interest in his account(s) shall be equal to the account balance multiplied by the vesting percentage determined below:

(A)	Profit Sharing Account - The vesting percentage applicable to the participant's profit sharing account shall be determined based on his vesting years of service as follows -

	Years of Service                                    	Vesting Percentage

   	0-2 Years                                                	0%
	     3                                                     	20%
	     4                                                     	40%
     	5	                                                     60%
     	6	                                                     80%
 	7 or More Years                                          	100%

(B)	Transition Rule - Notwithstanding the above vesting schedule, the vesting provisions of the plan before the effective date of this amendment shall continue to apply to participants who participated in the plan before July
31, 1993, if such prior vesting provisions are more favorable to particular participants than the vesting provisions set forth herein.

(C)	Employee Nondeductible Contribution Account - The participant's employee nondeductible contribution account shall always be 100% vested and nonforfeitable.

(D)	Rollover/Transfer Account - The participantOs rollover/transfer account shall always be 100% vested and nonforfeitable.

(b)	Cashout Distributions and Restoration

(1)	Cashout Distribution - If an employee terminates service and the value of his vested account balance(s) derived from employer and employee contributions is not greater than $3,500, the employee shall receive a distribution of the value of the entire vested portion of such account balance(s) and the nonvested portion will be treated as a forfeiture.
For purposes of this section, if the value of an employee's vested account balance is zero, he shall be deemed to have received a distribution of such vested account balance. An employee's vested account balance shall not include accumulated deductible employee contributions within the meaning of Code
Section 72(o)(5)(B) for plan years beginning prior to January 1, 1989.

If an employee terminates service and the value of his vested account balance(s) exceeds $3,500, he may elect to receive the value of his vested account balance after such termination as provided in Section 4.3; however, the nonvested portion shall be treated as a forfeiture. If the employee elects to have distributed less than the entire vested portion of the account balance derived from employer contributions, the part of the nonvested portion that will be treated as a forfeiture is the total nonvested portion multiplied by a fraction, the numerator of which is the amount of the distribution attributable to employer contributions and the denominator of which is the total value of the vested employer derived account balance.

(2)	Restoration of Account - If an employee receives a cashout distribution pursuant to this section and resumes employment covered under this plan before he incurs 5 consecutive one-year breaks in service, his employer-derived account balance shall be restored to the amount on the date of distribution, if he repays to the plan the full amount of the distribution attributable to employer contributions before the earlier of 5 years after the first date on which he is subsequently re-employed by the employer, If an employee is deemed to receive a distribution pursuant to this Section 4.2(b), and he resumes employment covered under this plan before he incurs 5 consecutive one-year breaks in service, upon the reemployment of such employee, his employer-derived account balance will be restored to the amount on the date of such deemed distribution.

(c)	(1)	Forfeitures - If a participant terminates employment before his account balance derived from employer contributions is fully vested, the nonvested portion of his account shall be forfeited on the earlier of:

(A)	The last day of the vesting computation period in which the participant first incurs 5  consecutive one-year breaks in service, or

(B)	The date the participant receives his entire vested accrued benefit.

If a participant returns to employment with the employer, and if the forfeited amount is restored pursuant to subparagraph (b), then any amount required to restore such forfeitures shall be deducted from forfeitures occurring in the plan year of restoration. If forfeitures are insufficient for the restoration, the employer may make a contribution to the plan for such plan year to satisfy the restoration. However, by the end of the plan year following the plan year of restoration, sufficient forfeitures or employer contributions shall be credited to the account to satisfy the restoration.

(2)	Disposition of Forfeitures - Forfeitures of profit sharing accounts shall be reallocated among the eligible active participants at the end of the plan year in which such forfeitures occur in accordance with the allocation procedures set forth in Section 3.2.

(d)	Withdrawal of Employee Contributions - No forfeitures shall occur solely as a result of an employee's withdrawal of employee contributions.

(e)	Unclaimed Benefits

(1)	Forfeiture - The plan does not require the trustee or the plan administrator to search for, or to ascertain the whereabouts of, any participant or beneficiary. At the time the participant's or beneficiary's benefit becomes distributable under the plan, the plan administrator, by certified or registered mail addressed to his last known address of record, shall notify any participant or beneficiary that he is entitled to a distribution under this plan. If the participant or beneficiary fails to claim his distributive share or make his whereabouts known in writing to the plan administrator within twelve months from the date of mailing of the notice, the plan administrator shall treat the participant's or beneficiary's unclaimed payable accrued benefit as forfeited and shall reallocate such forfeiture in accordance with paragraph (c)(2). A forfeiture under this paragraph shall occur at the end of the notice period or, if later, the earliest date applicable Treasury regulations would permit the forfeiture. These forfeiture provisions apply solely to the participant's or beneficiary's accrued benefit derived from employer contributions.

(2)	Restoration - If a participant or beneficiary who has incurred a forfeiture of his accrued benefit under the provisions of this subsection makes a claim, at any time, for his forfeited accrued benefit, the plan administrator shall restore the participant's or beneficiary's forfeited accrued benefit to the same dollar amount as the dollar amount of the accrued benefit forfeited, unadjusted for any gains or losses occurring after the date of the forfeiture. The plan administrator shall make the restoration during the plan year in which the participant or beneficiary makes the claim from forfeitures occurring in that plan year. If forfeitures are insufficient for the restoration, the employer shall make a contribution to the plan to satisfy the restoration. The plan administrator shall direct the trustee to distribute the participant's or beneficiary's restored accrued benefit to him not later than 60 days after the close of the plan year in which the plan administrator restores the forfeited accrued benefit.


Section 4.3	Payment of Participant Accounts

(a)	Time of Payment

(1)	Commencement of Benefits - Unless the participant elects otherwise, distribution of benefits shall begin no later than the 60th day after the latest of the close of the plan year in which:

(A)	The participant attains age 65 (or the plan's normal retirement age, if earlier);

(B)	Occurs the 10th anniversary of the year in which the participant commenced participation in the plan; or

(C)	the participant terminates service with the employer, (i.e. late retirement).

Notwithstanding the foregoing, the failure of a participant (and spouse where the spouse's consent is required) to consent to a distribution while a benefit is immediately distributable, within the meaning of Section 5.3(c), shall be deemed to be an election to defer commencement of payment of any benefit sufficient to satisfy this section.

(2)	Payment Upon Retirement, Disability, or Death - Subject to the provisions set forth in subparagraph (1), in the Joint and Survivor Requirements of
Section 5.3 and in the Distribution Requirements of Section 5.4, if the participant terminates employment due to retirement, disability or death, his account(s) shall be paid as soon as administratively possible after the occurrence of the event creating the right to a distribution.

(3)	Payment Upon Other Termination of Employment - Subject to the provisions set forth in subparagraph (1), in the Joint and Survivor Requirements of
Section 5.3 and in the Distribution Requirements of Section 5.4, if the participant terminates employment other than by retirement, disability or death, his account(s) shall be paid as soon as administratively possible after the end of the plan year in which severance of employment occurs.
However, if the vested account(s) exceeds $5,000, no distribution shall be made until the participant meets the early retirement requirements.

(b)	Optional Forms of Payment - A participant or beneficiary may elect to receive distribution of his account(s) in one of the optional forms of payment outlined below, provided that such distribution complies with the Distribution Requirements of Section 5.4 and the Joint and Survivor Requirements of Section 5.3. However, the Joint and Survivor Requirements other than the provisions of Section 5.3(c) and (f) shall not apply to a distribution unless a life annuity of any type is elected by the participant or this plan is, with respect to the participant, a direct or indirect transferee of a defined benefit plan, money purchase pension plan (including a target benefit plan), or a stock bonus or profit sharing plan which would otherwise have provided for a qualified joint and survivor life annuity as the normal form of payment to the participant. The participant or beneficiary shall file a written request for benefits with the plan administrator before payments will commence. Optional forms of payment include:

(1)	A lump sum payment - If the vested account is no more than $3,500, benefits shall automatically be paid in a lump sum.

A lump sum benefit payment may be made in cash from the fund or by distribution of assets in kind, provided that the participant or beneficiary agrees to such distribution in kind and the trustee determines a current fair market value of the assets to be distributed.

(2)	Installment payments over a period of years which meets the Distribution
Requirements of Section 5.4. Installment payments may be made in cash from the fund or by distribution of an annuity term certain contract.

If installment payments are made from the fund, the plan administrator shall direct the trustee to segregate all or any part of the participantOs accrued benefit in a separate account. The trustee will invest such participant's segregated account in federally insured interest bearing savings account(s) or time deposit(s) (or a combination of both), or in other fixed income investments. A segregated account remains a part of the trust, but it alone shares in any income it earns, and it alone bears any expense or loss it incurs.


(c)	General Payment Provisions

(1)	All distributions due to be made under this plan shall be made on the basis of the amount to the credit of the participant as of the accounting date coincident with or preceding the occurrence of the event calling for a distribution.

If a distributable event occurs after an allocation date and before allocations have been made to the account of the participant, the distribution shall also include the amounts allocable to the account as of such allocation date.

(2)	If any person entitled to receive benefits hereunder is physically or mentally incapable of receiving or acknowledging receipt thereof, and if a legal representative has been appointed for him, the plan administrator may direct the benefit payment to be made to such legal representative.

(3)	Any annuity contract distributed herefrom shall be nontransferrable.
The terms of any such annuity contract purchased and distributed by the plan shall comply with the requirements of this plan. The ownership of the annuity contract shall reside with the participant. Any dividend, refund or recovery on an annuity contract shall be credited to the participant or beneficiary for whom the annuity contract was purchased.

(4)	Each optional form of benefit provided under the plan shall be made available to all participants on a nondiscriminatory basis. The plan may not retroactively reduce or eliminate optional forms of benefits and any other Code Section 411(d)(6) protected benefits. Any reduction or elimination of optional forms of benefits shall apply only to benefits accrued after the effective date of such change.

(d)	Eligible Rollover Distributions

Effective for distributions made on or after January 1, 1993, notwithstanding the optional forms of payment listed in Section 4.3(b), a distributee may elect, at the time and in the manner prescribed by the plan administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

(1)	Eligible Rollover Distribution - An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Code Section 401(a)(9) and the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

(2)	Eligible Retirement Plan - An eligible retirement plan is an individual retirement account described in Code Section 408(a), an individual retirement annuity described in Code Section 408(b), an annuity plan described in Code
Section 403(a), or a qualified trust described in Code Section 401(a), that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

(3)	Distributee - A distributee includes an employee or former employee.
In addition, the employee's or former employee's surviving spouse and the employee's or former employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Code Section 414(p), are distributees with regard to the interest of the spouse or former spouse.

(4)	Direct Rollover - A direct rollover is a payment by the plan to the eligible retirement plan specified by the distributee.


Section 4.4	In-Service Payments

(a)	Withdrawals - A participant may withdraw amounts from his account(s)
before his separation from service only under the circumstances and only to the extent provided below.

No payments shall be made before separation from service.

(b)	Participant Loans  - No participant loans shall be permitted under the plan.


Section 4.5	Distributions under Domestic Relations Orders

Nothing contained in this plan prevents the trustee, in accordance with the direction of the plan administrator, from complying with the provisions of a qualified domestic relations order (as defined in Code Section 414(p)).

A distribution will not be made to an alternate payee until the participant attains (or would have attained) his earliest retirement age. For this purpose, earliest retirement age means the earlier of: (1) the date on which the participant is entitled to a distribution under this plan; or (2) the later of the date the participant attains age 50 or the earliest date on which the participant could begin receiving benefits under this plan if the participant separated from service.

Nothing in this Section gives a participant a right to receive distribution at a time otherwise not permitted under the plan nor does it permit the alternate payee to receive a form of payment not otherwise permitted under the plan.

The plan administrator shall establish reasonable procedures to determine the qualified status of a domestic relations order. Upon receiving a domestic relations order, the plan administrator promptly will notify the participant and any alternate payee named in the order, in writing, of the receipt of the order and the plan's procedures for determining the qualified status of the order. Within a reasonable period of time after receiving the domestic relations order, the plan administrator shall determine the qualified status of the order and shall notify the participant and each alternate payee, in writing, of its determination. The plan administrator shall provide notice under this paragraph by mailing to the individual's address specified in the domestic relations order, or in a manner consistent with Department of Labor regulations.

If any portion of the participant's nonforfeitable accrued benefit is payable during the period the plan administrator is making its determination of the qualified status of the domestic relations order, the plan administrator shall make a separate accounting of the amounts payable. If the plan administrator determines the order is a qualified domestic relations order within 18 months of the date amounts first are payable following receipt of the order, it shall direct the trustee to distribute the payable amounts in accordance with the order. If the plan administrator does not make its determination of the qualified status of the order within the 18-month determination period, it shall direct the trustee to distribute the payable amounts in the manner the plan would distribute if the order did not exist and will apply the order prospectively if it later determines the order is a qualified domestic relations order.

To the extent it is not inconsistent with the provisions of the qualified domestic relations order, the plan administrator may direct the trustee to invest any partitioned amount in a segregated subaccount or separate account and to invest the account in Federally insured, interest-bearing savings account(s) or time deposit(s) (or a combination of both), or in other fixed income investments. A segregated subaccount remains a part of the trust, but it alone shares in any income it earns, and it alone bears any expense or loss it incurs. The trustee will make any payments or distributions under this section by separate benefit checks or other separate distribution to the alternate payee(s).


                 ARTICLE V   ADDITIONAL QUALIFICATION RULES


Section 5.1	Limitations on Allocations under Code Section 415

(a)	Single Plan Limitations

(1)	If the participant does not participate in, and has never participated in another qualified plan maintained by the employer or a welfare benefit fund, as defined in Code Section 419(e) maintained by the employer, or an individual medical account, as defined in Code Section 415(l)(2), maintained by the employer, which provides an annual addition as defined in Section 5.1(d)(1), the amount of annual additions which may be credited to the participant's account for any limitation year will not exceed the lesser of the maximum permissible amount or any other limitation contained in this plan. If the employer contribution that would otherwise be contributed or allocated to the participant's account would cause the annual additions for the limitation year to exceed the maximum permissible amount, the amount contributed or allocated will be reduced so that the annual additions for the limitation year will equal the maximum permissible amount.

(2)	Prior to determining the participant's actual compensation for the limitation year, the employer may determine the maximum permissible amount for a participant on the basis of a reasonable estimation of the participant's compensation for the limitation year, uniformly determined for all participants similarly situated.

(3)	As soon as is administratively feasible after the end of the limitation year, the maximum permissible amount for the limitation year will be determined on the basis of the participant's actual compensation for the limitation year.

(4)	If pursuant to Section 5.1(a)(3) or as a result of the allocation of forfeitures, there is an excess amount the excess will be disposed of as follows:

(A)	Any nondeductible voluntary employee contributions, to the extent they would reduce the excess amount, will be returned to the participant;

(B)	If after the application of paragraph (A) an excess amount still exists, the excess amount in the participant's account shall be reallocated to the remaining participants who are eligible for an allocation of employer contribution for the plan year in which the limitation year ends, but only to the extent that such reallocation will not exceed the maximum permissible amount of each such remaining participant.

(C)	If after the application of paragraph (B) an excess amount still exists, the excess amount will be held unallocated in a suspense account. The suspense account will be applied to reduce future employer contributions for all participants in the next limitation year, and each succeeding limitation year if necessary.

(D)	If a suspense account is in existence at any time during a limitation year pursuant to this Section 5.1(a)(4), it will not participate in the allocation of the trust's investment gains and losses. If a suspense account is in existence at any time during a particular limitation year, all amounts in the suspense account must be allocated and reallocated to participants' accounts before any employer or any employee contributions may be made to the plan for that limitation year. Excess amounts may not be distributed to participants or former participants.

(b)	Combined Limitations - Other Defined Contribution Plan

(1)	This Subsection applies if, in addition to this plan, the participant is covered under another qualified defined contribution plan maintained by the employer, a welfare benefit fund, as defined in Code Section 419(e) maintained by the employer, or an individual medical account, as defined in Code Section 415(l)(2), maintained by the employer, which provides an annual addition as defined in Section 5.1(d)(1), during any limitation year. The annual additions which may be credited to a participant's account under this plan for any such limitation year will not exceed the maximum permissible amount reduced by the annual additions credited to a participant's account under the other plans and welfare benefit funds for the same limitation year.
If the annual additions with respect to the participant under other defined contribution plans and welfare benefit funds maintained by the employer are less than the maximum permissible amount and the employer contribution that would otherwise be contributed or allocated will be reduced so that the annual additions under all such plans and funds for the limitation year will equal the maximum permissible amount. If the annual additions with respect to the participant under such other defined contribution plans and welfare benefit funds in the aggregate are equal to or greater than the maximum permissible amount, no amount will be contributed or allocated to the participant's account under this plan for the limitation year.

(2)	Prior to determining the participant's actual compensation for the limitation year, the employer may determine the maximum permissible amount for a participant in the manner described in Section 5.1(a)(2).

(3)	As soon as is administratively feasible after the end of the limitation year, the maximum permissible amount for the limitation year will be determined on the basis of the participant's actual compensation for the limitation year.

(4)	If, pursuant to Section 5.1(b)(3) or as a result of the allocation of forfeitures, a participant's annual additions under this plan and such other plans would result in an excess amount for a limitation year, the excess amount will be deemed to consist of the annual additions last allocated, except that annual additions attributable to a welfare benefit fund or individual medical account will be deemed to have been allocated first regardless of the actual allocation date.

(5)	If an excess amount was allocated to a participant on an allocation date of this plan which coincides with an allocation date of another plan, the excess amount will be disposed of in the manner provided in Section 3.1(c).

(6)	Any excess amount attributed to this plan will be disposed of in the manner described in Section 5.1(a)(4).

(c)	Combined Limitations - Other Defined Benefit Plan

If the employer maintains, or at any time maintained, a qualified defined benefit plan covering any participant in this plan, the sum of the participant's defined benefit plan fraction and defined contribution plan fraction will not exceed 1.0 in any limitation year. Any excess amounts shall be disposed of in the manner provided in Section 3.1(c). Any excess amount attributed to this plan will be disposed of in the manner described in Section 5.1(a)(4).

(d)	Definitions  (Code Section 415 Limitations)

(1)	Annual Additions - The sum of the following amounts credited to a participant's account for the limitation year:

(A)	employer contributions,

(B) 	employee contributions,

(C)	forfeitures, and

(D)	amounts allocated, after March 31, 1984, to an individual medical account, as defined in Code Section 415(l)(2), which is part of a pension or annuity plan maintained by the employer are treated as annual additions to a defined contribution plan. Also amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post-retirement medical benefits, allocated to the separate account of a key employee, as defined in Code Section 419(e), maintained by the employer are treated as annual additions to a defined contribution plan.

For this purpose, any excess amount applied under Section 5.1(a)(4) or
(b)(6) in the limitation year to increase the accounts of participants who did not have an excess amount or to reduce employer contributions will be considered annual additions for such limitation year.

(2)	Compensation - A participant's earned income and any earnings reportable as W-2 wages for Federal income tax withholding purposes, as described in
Section 1.2(a).

For limitation years beginning after December 31, 1991, for purposes of applying the limitations of this Section 5.1, compensation for a limitation year is the compensation actually paid or includible in gross income during such limitation year.

Notwithstanding the preceding sentence, compensation for a participant in a defined contribution plan who is permanently and totally disabled (as defined in Code Section 22(e)(3)) is the compensation such participant would have received for the limitation year if the participant had been paid at the rate of compensation paid immediately before becoming permanently and totally disabled; such imputed compensation for the disabled participant may be taken into account only if the participant is not a highly compensated employee (as defined in Code Section 414(q) and contributions made on behalf of such participant are nonforfeitable when made.

(3)	Defined Benefit Fraction -  A fraction, the numerator of which is the sum of the participant's projected annual benefits under all the defined benefit plans (whether or not terminated) maintained by the employer, and the denominator of which is the lesser of 125 percent of the dollar limitation determined for the limitation year under Code Sections 415(b) and
(d) or 140 percent of the highest average compensation, including any adjustments under Code Section 415(b).

Notwithstanding the above, if the participant was a participant as of the first day of the first limitation year beginning after December 31, 1986, in one or more defined benefit plans maintained by the employer which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125 percent of the sum of the annual benefits under such plans which the participant had accrued as of the close of the last limitation year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Code Section 415 for all limitation years beginning before January 1, 1987.

(4)	Defined Contribution Dollar Limitation -  $30,000 or if greater, one-
fourth of the defined benefit dollar limitation set forth in Code Section 415(b)(1) as in effect on January 1 of each calendar year with respect to the limitation year ending with or within such calendar year.

(5)	Defined Contribution Fraction -  A fraction, the numerator of which is the sum of the annual additions to the participant's account under all the defined contribution plans (whether or not terminated) maintained by the employer for the current and all prior limitation years (including the annual additions attributable to the participant's nondeductible employee contributions to all defined benefit plans, whether or not terminated, maintained by the employer, and the annual additions attributable to all welfare benefit funds, as defined in Code Section 419(e), and individual medical accounts, as defined in Code Section 415(1)(2), maintained by the employer), and the denominator of which is the sum of the maximum aggregate amounts for the current and all prior limitation years of service with the employer (regardless of whether a defined contribution plan was maintained by the employer). The maximum aggregate amount in any limitation year is the lesser of 125 percent of the dollar limitation determined under Code Sections 415(b) and (d) in effect under Code Section 415(c)(1)(A) or 35 percent of the participant's compensation for such year.

If the employee was a participant as of the end of the first day of the first limitation year beginning after December 31, 1986, in one or more defined contribution plans maintained by the employer which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit fraction would otherwise exceed 1.0 under the terms of this plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last limitation year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plan made after May 5, 1986, but using the Code
Section 415 limitation applicable to the first limitation year beginning on or after January 1, 1987.

The annual addition for any limitation year beginning before January 1, 1987, shall not be recomputed to treat all employee contributions as annual additions.

(6)	Employer - For purposes of this Section 5.1, employer shall mean the employer that adopts this plan, and all members of a controlled group of corporations (as defined in Code Section 414(b) as modified by Section 415(h)), all commonly controlled trades or businesses (as defined in Code
Section 414(c) as modified by Section 415(h)) or affiliated service groups (as defined in Code Section 414(m)) of which the adopting employer is a part, and any other entity required to be aggregated with the employer pursuant to regulations under Code Section 414(o).

(7)	Excess Amount - The excess of the participant's annual additions for the limitation year over the maximum permissible amount.

(8)	Highest Average Compensation - The average compensation for the three consecutive years of service with the employer that produces the highest average. A year of service with the employer is the 12-consecutive month period coinciding with the plan year.

(9)	Limitation Year - A calendar year, or the 12-consecutive month period coinciding with the plan year, unless the employer adopts another 12-consecutive month period by means of a written resolution. All qualified plans maintained by the employer must use the same limitation year. If the limitation year is amended to a different 12-consecutive month period, the new limitation year must begin on a date within the limitation year in which the amendment is made.

(10)	Maximum Permissible Amount - The maximum annual addition that may be contributed or allocated to a participant's account under the plan for any limitation year shall not exceed the lesser of:

(A)	the defined contribution dollar limitation as defined in Subsection (d)
(4), or

(B)	25 percent of the participant's compensation for the limitation year.

The compensation limitation referred to in (B) shall not apply to any contribution for medical benefits (within the meaning of Code Section 401(h) or Code Section 419A(f)(2)) which is otherwise treated as an annual addition under Code Section 415(l)(1) or 419A(d)(2).

If a short limitation year is created because of an amendment changing the limitation year to a different 12-consecutive month period, the maximum permissible amount will not exceed the defined contribution dollar limitation multiplied by the following fraction:

             Number of months in the short limitation year
                                   12

(11)	Projected Annual Benefit - The annual retirement benefit (adjusted to an actuarially equivalent straight life annuity if such benefit is expressed in a form other than a straight life annuity or qualified joint and survivor annuity) to which the participant would be entitled under the terms of the plan assuming:

(A)	the participant will continue employment until normal retirement age under the plan (or current age, if later), and

(B)	the participant's compensation for the current limitation year and all other relevant factors used to determine benefits under the plan will remain constant for all future limitation years.


Section 5.2	Control of Trades or Businesses by Owner-Employee

If this plan provides contributions or benefits for one or more owner-employees who control both the business for which this plan is established and one or more other trades or businesses, this plan and the plan established for other trades or businesses must, when looked at as a single plan, satisfy Code Sections 401(a) and (d) for the employees of this and all other trades or businesses.

If the plan provides contributions or benefits for one or more owner-employees who control one or more other trades or businesses, the employees of the other trades or businesses must be included in a plan which satisfies Code Sections 401(a) and (d) and which provides contributions and benefits not less favorable than those provided for owner-employees under this plan.

If an individual is covered as an owner-employee under the plans of two or more trades or businesses which are not controlled and the individual controls a trade or business, then the contributions or benefits of the employees under the plan of the trades or businesses which are controlled must be as favorable as those provided for him under the most favorable plan of the trade or business which is not controlled.

For purposes of the preceding paragraphs, an owner-employee, or two or more owner-employees, will be considered to control a trade or business if the owner-employee, or two or more owner-employees together:

(1)	own the entire interest in an unincorporated trade or business, or

(2)	in the case of a partnership, own more than 50 percent of either the capital interest or the profits interest in the partnership.

For purposes of the preceding sentence, an owner-employee, or two or more owner-employees, shall be treated as owning any interest in a partnership which is owned, directly or indirectly, by a partnership which such owner-employee, or such two or more owner-employees, are considered to control within the meaning of the preceding sentence.


Section 5.3	Joint and Survivor Annuity Requirements

The provisions of this Section 5.3 shall apply to any participant who is credited with at least one hour of service with the employer on or after August 23, 1984, and such other participants as provided in Paragraph (g). However, with respect to any participant meeting the conditions of Section 5.3(f), only Section 5.3(c) and (f) shall apply.

(a)	Qualified Joint and Survivor Annuity - Unless an optional form of benefit is selected pursuant to a qualified election within the 90-day period ending on the annuity starting date, a married participant's vested account balance will be paid in the form of a qualified joint and survivor annuity and an unmarried participant's vested account balance will be paid in the form of a life annuity with a ten year guaranteed period. The participant may elect to have such annuity distributed upon attainment of the earliest retirement age under the plan.

(b)	Qualified Preretirement Survivor Annuity - Unless an optional form of benefit has been selected within the election period pursuant to a qualified election, if a participant dies before the annuity starting date, the participant's vested account balance shall be applied toward the purchase of an annuity for the life of the surviving spouse. The surviving spouse may elect to have such annuity distributed within a reasonable period after the participant's death.

(c)	Restrictions on Immediate Distributions - If the value of a participant's vested account balance derived from employer and employee contributions exceeds (or at the time of any prior distribution exceeded) $3,500, and the account balance is immediately distributable, the participant and the participant's spouse (or where either the participant or the spouse has died, the survivor) must consent to any distribution of such account balance. The consent of the participant and the participant's spouse shall be obtained in writing within the 90-day period ending on the annuity starting date. The annuity starting date is the first day of the first period for which an amount is paid as an annuity or any other form. The plan administrator shall notify the participant and the participant's spouse of the right to defer any distribution until the participant's account balance is no longer immediately distributable. Such notification shall include a general description of the material features, and an explanation of the relative values of, the optional forms of benefit available under the plan in a manner that would satisfy the notice requirements of Code Section 417(a)(3), and shall be provided no less than 30 days and no more than 90 days prior to the annuity starting date.

Notwithstanding the foregoing, only the participant need consent to the commencement of a distribution in the form of a qualified joint and survivor annuity while the account balance is immediately distributable. Furthermore, if payment in the form of a qualified joint and survivor annuity is not required with respect to the participant pursuant to Paragraph (f) of this Subsection 5.3, only the participant need consent to the distribution of an account balance that is immediately distributable. Neither the consent of the participant nor the participant's spouse shall be required to the extent that a a distribution is required to satisfy Code Section 401(a)(9) or Section 415.
In addition, upon termination of this plan if the plan does not offer an annuity option (purchased from a commercial provider) and if the employer or any entity within the same controlled group as the employer does not maintain another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)), the participant's account balance may, without the participant's consent, be distributed to the participant. However, if any entity within the same controlled group as the employer maintains another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)), the participant's account balance will be transferred, without the participant's consent, to the other plan if the participant does not consent to an immediate distribution.

An account balance is immediately distributable if any part of the account balance could be distributed to the participant (or surviving spouse) before the participant attains (or would have attained if not deceased) the later of normal retirement age or age 62.

(d)	Definitions (Code Section 417 Requirements)

(1)	Election Period - The period which begins on the first day of the plan year in which the participant attains age 35 and ends on the date of the participant's death. If a participant separates from service prior to the first day of the plan year in which age 35 is attained, with respect to the account balance as of the date of separation, the election period shall begin on the date of separation.

(2)	Pre-age 35 Waiver - A participant who will not yet attain age 35 as of the end of any current plan year may make a special qualified election to waive the qualified preretirement survivor annuity for the period beginning on the date of such election and ending on the first day of the plan year in which the participant will attain age 35. Such election shall not be valid unless the participant receives a written explanation of the qualified preretirement survivor annuity in such terms as are comparable to the explanation required under Paragraph (e)(1). Qualified preretirement survivor annuity coverage will be automatically reinstated as of the first day of the plan year in which the participant attains age 35. Any new waiver on or after such date shall be subject to the full requirements of this Subsection 5.3.

(3) Earliest Retirement Age - The earliest date on which, under the plan, the participant could elect to receive retirement benefits.

(4) Qualified Election - A waiver of a qualified joint and survivor annuity or a qualified preretirement survivor annuity. Any waiver of a qualified joint and survivor annuity or a qualified preretirement survivor annuity shall not be effective unless: (a) the participant's spouse consents in writing to the election; (b) the election designates a specific beneficiary, including any class of beneficiaries or any contingent beneficiaries, which may not be changed without spousal consent (or the spouse expressly permits designations by the participant without any further spousal consent); (c) the spouse's consent acknowledges the effect of the election; and (d) the spouse's consent is witnessed by a plan representative or notary public. Additionally, a participant's waiver of the qualified joint and survivor annuity shall not be effective unless the election designates a form of benefit payment which may not be changed without spousal consent (or the spouse expressly permits designations by the participant without any further spousal consent). If it is established to the satisfaction of a plan representative that there is no spouse or that the spouse cannot be located, a waiver will be deemed a qualified election.

Any consent by a spouse obtained under this provision (or establishment that the consent of a spouse may not be obtained) shall be effective only with respect to such spouse. A consent that permits designations be the participant without any requirement of further consent by such spouse must acknowledge that the spouse has the right to limit consent to a specific beneficiary, and a specific form of benefit where applicable, and that the spouse voluntarily elects to relinquish either or both of such rights. A revocation of a prior waiver may be made by a participant without the consent of the spouse at any time before the commencement of benefits. The number of revocations shall not be limited. No consent obtained under this provision shall be valid unless the participant has received notice as provided in Paragraph (e).

(5) Qualified Joint and Survivor Annuity - An immediate annuity for the life of the participant with a survivor annuity for the life of the spouse which is not less than 50 percent and not more than 100 percent of the amount of the annuity which is payable during the joint lives of the participant and the spouse and which is the amount of benefit which can be purchased with the participant's vested account balance. The percentage of the survivor annuity under the plan shall be 50% (unless a different percentage is elected by the participant).

(6) Spouse (Surviving Spouse) - The spouse or surviving spouse of the participant, provided that a former spouse will be treated as the spouse or surviving spouse and a current spouse will not be treated as the spouse or surviving spouse to the extent provided under a qualified domestic relations order as described in Code Section 414(p).

(7) Annuity Starting Date - The first day of the first period for which an amount is paid as an annuity or any other form.

(8) Vested Account Balance - The aggregate value of the participant's vested account balances derived from employer and employee contributions (including rollovers), whether vested before or upon death, including the proceeds of insurance contracts, if any, on the participant's life. The provisions of this Subsection 5.3 shall apply to a participant who is vested in amounts attributable to employer contributions, employee contributions (or both) at the time of death or distribution.

(e)	Notice Requirements

(1)	In the case of a qualified joint and survivor annuity, the plan administrator shall no less than 30 days and no more than 90 days prior to the annuity starting date provide each participant a written explanation of:
(i) the terms and conditions of a qualified joint and survivor annuity; (ii) the participant's right to make and the effect of an election to waive the qualified joint and survivor annuity form of benefit; (iii) the rights of a participant's spouse; and (iv) the right to make, and the effect of, a revocation of a previous election to waive the qualified joint and survivor annuity.

(2)	In the case of a qualified preretirement survivor annuity as described in Paragraph (b) of this Subsection, the plan administrator shall provide each participant within the applicable period for such participant a written explanation of the qualified preretirement survivor annuity in such terms and in such manner as would be comparable to the explanation provided for meeting the requirements of Paragraph (e)(1) applicable to a qualified joint and survivor annuity.

The applicable period for a participant is whichever of the following periods ends last: (i) the period beginning with the first day of the plan year in which the participant attains age 32 and ending with the close of the plan year preceding the plan year in which the participant attains age 35; (ii) a reasonable period ending after the individual becomes a participant; (iii) a reasonable period ending after Paragraph (e)(3) ceases to apply to the participant; (iv) a reasonable period ending after this Subsection 5.3 first applies to the participant. Notwithstanding the foregoing, notice must be provided within a reasonable period ending after separation from service in the case of a participant who separates from service before attaining age 35.

For purposes of applying the preceding paragraph, a reasonable period ending after the enumerated events described in (ii), (iii) and (iv) is the end of the two-year period beginning one year prior to the date the applicable event occurs, and ending one year after that date. In the case of a participant who separates from service before the plan year in which he attains age 35, notice shall be provided within the two-year period beginning one year prior to separation and ending one year after separation. If such a participant thereafter returns to employment with the employer, the applicable period for such participant shall be redetermined.

(3)	Notwithstanding the other requirements of this Paragraph (e), the respective notices prescribed by this Paragraph need not be given to a participant if (1) the plan "fully subsidizes" the costs of a qualified joint and survivor annuity or qualified preretirement survivor annuity, and
(2) the plan does not allow the participant to waive the qualified joint and survivor annuity or qualified preretirement survivor annuity and does not allow a married participant to designate a nonspouse beneficiary. For purposes of this Subparagraph (e)(3), a plan fully subsidizes the costs of a benefit if no increase in cost, or decrease in benefits to the participant may result from the participant's failure to elect another benefit.

(f)	Safe Harbor Rules

This Paragraph (f) shall apply to a participant in a profit-sharing plan, and to any distribution, made on or after the first day of the first plan year beginning after DecemberE31, 1988, from or under a separate account attributable solely to accumulated deductible employee contributions, as defined in Code Section 72(o)(5)(B), and maintained on behalf of a participant in a money purchase pension plan, (including a target benefit plan) if the following conditions are satisfied: (1) the participant does not or cannot elect payments in the form of a life annuity; and (2) on the death of the participant, participant's vested account balance will be paid to the participant's surviving spouse, but if there is no surviving spouse, or if the surviving spouse has consented in a manner conforming to a qualified election, then to the participant's designated beneficiary. The surviving spouse may elect to have distribution of the vested account balance commence within the 90-day period following the date of the participant's death. The account balance shall be adjusted for gains or losses occurring after the participant's death in accordance with the provisions of the plan governing the adjustment of account balances for other types of distributions. This Paragraph (f) shall not be operative with respect to a participant in a profit-sharing plan if the plan is a direct or indirect transferee of a defined benefit plan, money purchase plan, target benefit plan, stock bonus plan, or profit-sharing plan which is subject to the survivor annuity requirements of Code Section 401(a)(11) and section 417. If this Paragraph (f) is operative, then the provisions of this Subsection 5.3, other than Paragraph
(g) shall be inoperative.

(1)	The participant may waive the spousal death benefit described in this
Paragraph (f) at any time provided that no such waiver shall be effective unless it satisfies the conditions of Paragraph (d)(4) (other than the notification requirement referred to therein) that would apply to the participant's waiver of the qualified preretirement survivor annuity.

(2)	For purposes of this Paragraph (f), vested account balance shall mean, in the case of a money purchase pension plan or a target benefit plan, the participant's separate account balance attributable solely to accumulated deductible employee contributions within the meaning of Code Section 72(o)(5)
(B). In the case of a profit-sharing plan, vested account balance shall have the same meaning as provided in Paragraph (d)(8).

(g)	Transitional Rules

(1)	Any living participant not receiving benefits on August 23, 1984, who would otherwise not receive the benefits prescribed by the previous Paragraphs of this Subsection 5.3 must be given the opportunity to elect to have the prior Paragraphs of this Subsection apply if such participant is credited with at least one hour of service under this plan or a predecessor plan in a plan year beginning on or after January 1, 1976, and such participant had at least 10 years of vesting service when he or she separated from service.

(2)	Any living participant not receiving benefits on August 23, 1984, who was credited with at least one hour of service under this plan or a predecessor plan on or after September 2, 1974, and who is not otherwise credited with any service in a plan year beginning on or after January 1, 1976, must be given the opportunity to have his or her benefits paid in accordance with Subparagraph (4).

(3)	The respective opportunities to elect (as described in Subparagraphs (1)
and (2)) must be afforded to the appropriate participants during the period commencing on August 23, 1984, and ending on the date benefits would otherwise commence to said participants.

(4)	Any participant who has elected pursuant to Subparagraph (2) and any participant who does not elect under Subparagraph (1) or who meets the requirements of Subparagraph (1) except that such participant does not have at least 10 years of vesting service when he or she separates from service, shall have his or her benefits distributed in accordance with all of the following requirements if benefits would have been payable in the form of a life annuity:

(A)	Automatic joint and survivor annuity.  If benefits in the form of a life annuity become payable to a married participant who:

(i)	begins to receive payments under the plan on or after normal retirement age; or

(ii)	dies on or after normal retirement age while still working for the employer; or

(iii)	begins to receive payments on or after the qualified early retirement age; or

(iv)	separates from service on or after attaining normal retirement age (or the qualified early retirement age) and after satisfying the eligibility requirements for the payment of benefits under the plan and thereafter dies before beginning to receive such benefits;

then such benefits will be received under this plan in the form of a qualified joint and survivor annuity, unless the participant has elected otherwise during the election period. The election period must begin at least 6 months before the participant attains qualified early retirement age and end not more than 90 days before the commencement of benefits. Any election hereunder will be in writing and may be changed by the participant at any time.

(B)	Election of early survivor annuity.  A participant who is employed after attaining the qualified early retirement age will be given the opportunity to elect, during the election period, to have a survivor annuity payable on death. If the participant elects the survivor annuity, payments under such annuity must not be less than the payments which would have been made to the spouse under the qualified joint and survivor annuity if the participant had retired on the day before his or her death. Any election under this provision will be in writing and may be changed by the participant at any time. The election period begins on the later of (1) the 90th day before the participant attains the qualified early retirement age, or (2) the date on which participation begins, and ends on the date the participant terminates employment.

(C)	For purposes of this Subparagraph (4) qualified early retirement age is the latest of:

(i)	the earliest date, under the plan, on which the participant may elect to receive retirement benefits,

(ii)	the first day of the 120th month beginning before the participant reaches normal retirement age, or

(iii)	the date the participant begins participation.

Further, for purposes of this Subparagraph (4), a qualified joint and survivor annuity is an annuity for the life of the participant with an survivor annuity for the life of the spouse as described in Paragraph (d)(4).

(h)	Loans

If required under Section 4.4(b)(1)(A) of the plan, a participant must obtain the consent of his spouse, if any, to use his account balance(s) as security for a loan. Spousal consent shall be obtained no earlier than the beginning of the 90-day period that ends on the date on which the loan is to be so secured. The consent must be in writing, must acknowledge the effect of the loan, and must be witnessed by a plan representative or notary public. Such consent shall thereafter be binding with respect to the consenting spouse or any subsequent spouse with respect to that loan. A new consent shall be required if the account balance(s) is used for renegotiation, extension, renewal, or other revision of the loan.

Once a valid spousal consent has been obtained in compliance with this provision, then, notwithstanding any other provision of this plan, the portion of the participant's vested account balance(s) used as a security interest held by the plan by reason of a loan outstanding to the participant shall be taken into account for purposes of determining the amount of the account balance(s) payable at the time of death or distribution, but only if the reduction is used as repayment of the loan. If less than 100% of the participant's vested account balance(s) (determined without regard to the preceding sentence) is payable to the surviving spouse, then the account balance(s) shall be adjusted by first reducing the vested account balance(s) by the amount of the security used as repayment of the loan, and then determining the benefit payable to the surviving spouse.


Section 5.4	Distribution Requirements

Subject to Subsection 5.3 Joint and Survivor Annuity Requirements, the requirements of this Subsection 5.4 shall apply to any distribution of a participant's interest and will take precedence over any inconsistent provisions of this plan. Unless otherwise specified, the provisions of this Subsection apply to calendar years beginning after December 31, 1984.

All distributions required under this Subsection shall be determined and made in accordance with the proposed regulations under Code Section 401(a)
(9), including the minimum distribution incidental benefit requirement of
Section 1.401(a)(9)-2 of the Proposed Regulations.

(a)	Required Beginning Date - The entire interest of a participant must be distributed or begin to be distributed no later than the participant's required beginning date.

(b)	Limits on Distribution Periods - As of the first distribution calendar year, distributions, if not made in a single sum, may only be made over one of the following periods (or a combination thereof):

(1)	the life of the participant,

(2)	the life of the participant and a designated beneficiary,

(3)	a period certain not extending beyond the life expectancy of the participant, or

(4)	a period certain not extending beyond the joint and last survivor expectancy of the participant and a designated beneficiary.

(c)	Determination of Amount to Be Distributed Each Year - If the
participant's interest is to be distributed in other than a single sum, the following minimum distribution rules shall apply on or after the required beginning date.

(1)	Individual Account -

(A)	If a participant's benefit is to be distributed over (1) a period not extending beyond the life expectancy of the participant or the joint life and last survivor expectancy of the participant and the participant's designated beneficiary or (2) a period not extending beyond the life expectancy of the designated beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by dividing the participant's benefit by the applicable life expectancy.

(B)	For calendar years beginning before January 1, 1989, if the participant's spouse is not the designated beneficiary, the method of distribution selected must assure that at least 50% of the present value of the amount available for distribution is paid within the life expectancy of the participant.

(C)	For calendar years beginning after December 31, 1988, the amount to be distributed each year, beginning with distributions for the first distribution calendar year shall not be less than the quotient obtained by dividing the participant's benefit by the lesser of (1) the applicable life expectancy or (2) if the participant's spouse is not the designated beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of Section 1.401(a)(9)-2 of the Proposed Regulations. Distributions after the death of the participant shall be distributed using the applicable life expectancy in Paragraph (c)(1)(A) above as the relevant divisor without regard to Proposed Regulation Section 1.401(a)(9)-2.

(D)	The minimum distribution required for the participant's first distribution calendar year must be made on or before the participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the employee's required beginning date occurs, must be made on or before December 31 of that distribution calendar year.

(2)	Other Forms - If the participant's benefit is distributed in the form of an annuity purchased from an insurance company, distributions thereunder shall be made in accordance with the requirements of Code Section 401(a)(9) and the proposed regulations thereunder.

(d)	Death Distribution Provisions

(1)	Distribution beginning before death.  If the participant dies after distribution of his or her interest has begun, the remaining portion of such interest will continue to be distributed at least as rapidly as under the method of distribution being used prior to the participant's death.

(2)	Distribution beginning after death.  If the participant dies before distribution of his or her interest begins, distribution of the participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the participant's death except to the extent that an election is made to receive distributions in accordance with
(A) or (B) below:

(A)	If any portion of the participant's interest is payable to a designated beneficiary, distributions may be made over the life or over a period certain not greater than the life expectancy of the designated beneficiary commencing on or before DecemberE31 of the calendar year immediately following the calendar year in which the participant died;

(B)	If the designated beneficiary is the participant's surviving spouse, the date distributions are required to begin in accordance with (A) above shall not be earlier than the later of (i) December 31 of the calendar year immediately following the calendar year in which the participant died and
(ii) December 31 of the calendar year in which the participant would have attained age 70 1/2.

If the participant has not made an election pursuant to this Paragraph (d)(2) by the time of his or her death, the participant's designated beneficiary must elect the method of distribution no later than the earlier of (1)
December 31 of the calendar year in which distributions would be required to begin under this Paragraph, or (2) December 31 of the calendar year which contains the fifth anniversary of the date of death of the participant. If the participant has no designated beneficiary, or if the designated beneficiary does not elect a method of distribution, distribution of the participant's entire interest must be completed by December 31 of the calendar year containing the fifth anniversary of the participant's death.

(3)	For purposes of Paragraph (d)(2) above, if the surviving spouse dies after the participant, but before payments to such spouse begin, the provisions of Paragraph (d)(2) with the exception of paragraph (B) therein, shall be applied as if the surviving spouse were the participant.

(4)	For purposes of this Paragraph (d), any amount paid to a child of the participant will be treated as if it had been paid to the surviving spouse if the amount becomes payable to the surviving spouse when the child reaches the age of majority.

(5)	For the purposes of this Paragraph (d), distribution of a participant's interest is considered to begin on the participant's required beginning date (or, if Subparagraph (3) above is applicable, the date distribution is required to begin to the surviving spouse pursuant to Subparagraph (2) above). If distribution in the form of an annuity irrevocably commences to the participant before the required beginning date, the date distribution is considered to begin is the date distribution actually commences.

(e)	Definitions (Code Section 401(a)(9) Requirements)

(1)	Applicable Life Expectancy - The life expectancy (or joint and last survivor expectancy) calculated using the attained age of the participant (or designated beneficiary) as of the participant's (or designated beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if life expectancy is being recalculated such succeeding calendar year.

(2)	Designated Beneficiary - The individual who is designated as the beneficiary under the plan in accordance with Code Section 401(a)(9) and the proposed regulations thereunder.

(3)	Distribution Calendar Year - A calendar year for which a minimum distribution is required. For distributions beginning before the participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the participant's required beginning date. For distributions beginning after the participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to Paragraph (d) above.

(4)	Life Expectancy - Life expectancy and joint and last survivor expectancy are computed by use of the expected return multiples in Tables V and VI of
Section 1.72-9 of the Income Tax Regulations.

Unless otherwise elected by the participant (or spouse, in the case of distributions described in Paragraph (d)(2)(B) above) by the time distributions are required to begin, life expectancies shall be recalculated annually. Such election shall be irrevocable as to the participant (or spouse) and shall apply to all subsequent years. The life expectancy of a nonspouse beneficiary may not be recalculated.

(5)	Participant's Benefit -

(A)	The account balance as of the last valuation date in the calendar year immediately preceding the distribution calendar year (valuation calendar year) increased by the amount of any contributions or forfeitures allocated to the account balance as of dates in the valuation calendar year after the valuation date and decreased by distributions made in the valuation calendar year after the valuation date.

(B)	Exception for second distribution calendar year.  For purposes of
Subparagraph (5)(A) above, if any portion of the minimum distribution for the first distribution calendar year is made in the second distribution calendar year on or before the required beginning date, the amount of the minimum distribution made in the second distribution calendar year shall be treated as if it had been made in the immediately preceding distribution calendar year.

(6)	Required Beginning Date - The required beginning date of a participant is the first day of April of the calendar year following the calendar year in which the participant attains age 70 1/2.

(A)	Transitional rules.  The required beginning date of a participant who attains age 70 1/2 before January 1, 1988, shall be determined in accordance with (i) or (ii) below.

(i)	Non-5-percent owners.  The required beginning date of a participant who is not a 5-percent owner is the first day of April of the calendar year following the calendar year in which the later of retirement or attainment of age 70 1/2 occurs.

(ii)	5-percent owners.  The required beginning date of a participant who is a 5-percent owner during any year beginning after December 31, 1979, is the first day of April following the later of :

a.	the calendar year in which the participant attains age 70E1/2, or

b.	the earlier of the calendar year with or within which ends the plan year in which the participant becomes a 5-percent owner, or the calendar year in which the participant retires.

The required beginning date of a participant who is not a 5-percent owner who attains age 70 1/2 during 1988 and who has not retired as of January 1, 1989, is April 1, 1990.

(B)	5-percent owner. A participant is treated as a 5-percent owner for purposes of this Paragraph (e) if such participant is a 5-percent owner as defined in Code Section 416(i) (determined in accordance with Section 416 but without regard to whether the plan is top-heavy) at any time during the plan year ending with or within the calendar year in which such owner attains age 66 1/2 or any subsequent plan year.

(C)	Once distributions have begun to a 5-percent owner under this Paragraph, they must continue to be distributed, even if the participant ceases to be a 5-percent owner in a subsequent year.

(f)	Transitional Rule

(1)	Notwithstanding the other requirements of this Section 5.4 and subject to the requirements of Section 5.3, Joint and Survivor Annuity Requirements, distribution on behalf of any employee, including a 5-percent owner, may be made in accordance with all of the following requirements (regardless of when such distribution commences).

(A)	The distribution by the trust is one which would not have disqualified such trust under Code Section 401(a)(9) as in effect prior to amendment by the Deficit Reduction Act of 1984.

(B)	The distribution is in accordance with a method of distribution designated by the employee whose interest in the trust is being distributed or, if the employee is deceased, by a beneficiary of such employee.

(C)	Such designation was in writing, was signed by the employee or the beneficiary, and was made before January 1, 1984.

(D)	The employee had accrued a benefit under the plan as of December 31, 1983.

(E)	The method of distribution designated by the employee or the beneficiary specifies the time at which distribution will commence, the period over which distributions will be made, and in the case of any distribution upon the employee's death, the beneficiaries of the employee listed in order of priority.

A distribution upon death will not be covered by this transitional rule unless the information in the designation contains the required information described above with respect to the distributions to be made upon the death of the employee.

(2)	For any distribution which commences before January 1, 1984, but continues after December 31, 1983, the employee, or the beneficiary, to whom such distribution is being made, will be presumed to have designated the method of distribution under which the distribution is being made if the method of distribution was specified in writing and the distribution satisfies the requirements in this Paragraph.

(3)	If a designation is revoked, any subsequent distribution must satisfy the requirements of Code Section 401(a)(9) and the proposed regulations thereunder. If a designation is revoked subsequent to the date distributions are required to begin, the trust must distribute by the end of the calendar year following the calendar year in which the revocation occurs the total amount not yet distributed which would have been required to have been distributed to satisfy Code Section 401(a)(9) and the proposed regulations thereunder, but for the Code Section 242(b)(2) election. For calendar years beginning after December 31, 1988, such distributions must meet the minimum distribution incidental benefit requirements in Section 1.401(a)(9)-2 of the Proposed Regulations. Any changes in the designation will be considered to be a revocation of the designation. However, the mere substitution or addition of another beneficiary (one not named in the designation) under the substitution or addition does not alter the period over which distributions are to be made under the designation, directly or indirectly (for example, by altering the relevant measuring life). In the case in which an amount is transferred or rolled over from one plan to another plan, the rules in Proposed Regulation Section 1.401(a)(9)-1 Q&A J-2 and Q&A J-3 shall apply.

Section 5.5	Top Heavy Provisions

(a)	Application of Provisions - If the plan is or becomes top-heavy in any plan year beginning after December 31, 1983, the provisions of Subsection
5.5 will supersede any conflicting provisions in the plan.

(b)	Minimum Allocation

(1)	Except as otherwise provided in (3) and (4) below, the employer contributions and forfeitures allocated on behalf of any participant who is not a key employee shall not be less than the lesser of three percent of such participant's compensation or in the case where the employer has no defined benefit plan which designates this plan to satisfy Code Section 401, the largest percentage of employer contributions and forfeitures, as a percentage of the first $200,000 of the key employee's compensation, allocated on behalf of any key employee for that year. This minimum allocation shall be made even though, under other plan provisions, the participant would not otherwise be entitled to receive an allocation, or would have received a lesser allocation for the year because of (i) the participant's failure to complete 1,000 hours of service (or any equivalent provided in the plan), or (ii) the participant's failure to make mandatory employee contributions to the plan, or (iii) compensation less than a stated amount.

(2)	For purposes of computing the minimum allocation, compensation shall mean compensation as defined in Section 1.2 (a) of the plan.

(3)	The provision in (1) above shall not apply to any participant who was not employed by the employer on the last day of the plan year.

(4) 	The provision in (1) above shall not apply to any participant to the extent the participant is covered under any other plan or plans of the employer and the employer has provided in Section 3.2 that the minimum allocation or benefit requirement applicable to top-heavy plans will be met in the other plan or plans. If this plan is intended to meet the minimum allocation or benefit requirement applicable to another plan or plans, the employer shall so provide in Section 3.2.

(5)	The minimum allocation required (to the extent required to be nonforfeitable under Code Section 416(b)) may not be forfeited under Code
Section 411(a)(3)(B) or 411(a)(3)(D).

(c)	Adjustments in Code Section 415 Limits - If the plan is top-heavy, the defined benefit fraction and the defined contribution fraction shall be computed by applying a factor of 1.0 (instead of 1.25) to the applicable dollar limits under Code Section 415(b)(1)(A) and 415(C)(1)(A) for such year, unless the plan meets both the following conditions:

(1)	Such plan would not be a top-heavy plan if "90%" were substituted for
"60%" in the top-heavy tests; and

(2)	The minimum employer contribution percentage under paragraph (b) is 4 percent instead of 3 percent.

However, the reduced Code Section 415 factor of 1.0 shall not apply under a top-heavy plan with respect to any individual so long as there are no employer contributions, forfeitures, or voluntary non-deductible contributions allocated to such individual.

(d)	Minimum Vesting Schedules - For any plan year in which this plan is top-heavy, the following minimum vesting schedule shall automatically apply to the plan, If this schedule is more liberal than the schedule provided in
Section 4.2(a)(6)(A).

	Years of Service	                                 Vesting Percentage

    	0-1 Year                                             	0%
       2                                                 	20%
      	3                                                 	40%
	      4                                                 	60%
	      5                                                 	80%
	6 or More Years	                                        100%

The minimum vesting schedule shall apply to all benefits within the meaning of Code Section 411(a)(7) except those attributable to employee contributions, including benefits accrued before the effective date of Code Section 416 and benefits accrued before the plan became top-heavy. Further, no decrease in a participant's nonforfeitable percentage may occur in the event the plan's status as top-heavy changes for any plan year, and the provisions of Section 7.2(d) shall apply. However, this Section does not apply to the account balances of any employee who does not have an hour of service after the plan has initially become top-heavy and such employee's account balance attributable to employer contributions and forfeitures will be determined without regard to this Section.

(e)	Definitions (Code Section 416 Requirements)

(1)	Key Employee - Any employee or former employee (and the beneficiaries of such employee) who at any time during the determination period was an officer of the employer if such individual's annual compensation exceeds 50 percent of the dollar limitation under Code Section 415(b)(1)(A), an owner (or considered an owner under Code Section 318) of one of the ten largest interests in the employer if such individual's compensation exceeds 100 percent of the dollar limitation under Code Section 415(c)(1)(A), a 5-percent owner of the employer, or a 1-percent owner of the employer who has an annual compensation of more than $150,000. Annual compensation means compensation as defined in Code Section 415(c)(3), but including amounts contributed by the employer pursuant to a salary reduction agreement which are excludable from the employee's gross income under Code Section 125, Section 402(a)(8),
Section 402(h) or Section 403(b). The determination period is the plan year containing the determination date and the four (4) preceding plan years.

The determination of who is a key employee will be made in accordance with Code Section 416(i)(1) and the regulations thereunder.

(2)	Top-Heavy Plan - For any plan year beginning after December 31, 1983, this plan is top-heavy if any of the following conditions exists:

(A)	If the top-heavy ratio for this plan exceeds 60 percent and this plan is not part of any required aggregation group or permissive aggregation group of plans.

(B)	If this plan is a part of a required aggregation group of plans but not part of a permissive aggregation group and the top-heavy ratio for the group of plans exceeds 60 percent.

(C)	If this plan is a part of a required aggregation group and part of a permissive aggregation group of plans and the top-heavy ratio for the permissive aggregation group exceeds 60 percent.

(3)	Top-Heavy Ratio -

(A)	If the employer maintains one or more defined contribution plans
(including any Simplified Employee Pension Plan) and the employer has not maintained any defined benefit plan which during the 5-year period ending on the determination date(s) has or has had accrued benefits, the top-heavy ratio for this plan alone or for the required or permissive aggregation group as appropriate is a fraction, the numerator of which is the sum of the account balances of all key employees as of the determination date(s) (including any part of any account balance distributed in the 5-year period ending on the determination date(s)), and the denominator of which is the sum of all account balances (including any part of any account balance distributed in the 5-year period ending on the determination date(s)), both computed in accordance with Code Section 416 and the regulations thereunder. Both the numerator and denominator of the top-heavy ratio are increased to reflect any contribution not actually made as of the determination date, but which is required to be taken into account on that date under Code Section 416 and the regulations thereunder.

(B)	If the employer maintains one or more defined contribution plans
(including any Simplified Employee Pension Plan) and the employer maintains or has maintained one or more defined benefit plans which during the 5-year period ending on the determination date(s) has or has had any accrued benefits, the top-heavy ratio for any required or permissive aggregation group as appropriate is a fraction, the numerator of which is the sum of account balances under the aggregated defined contribution plan or plans for all key employees, determined in accordance with (A) above, and the present value of accrued benefits under the aggregated defined benefit plan or plans for all key employees as of the determination date(s), and the denominator of which is the sum of the account balances under the aggregated defined contribution plan or plans for all participants, determined in accordance with (A) above, and the present value of accrued benefits under the defined benefit plan or plans for all participants as of the determination date(s), all determined in accordance with Code Section 416 and the regulations thereunder. The accrued benefits under a defined benefit plan in both the numerator and denominator of the top-heavy ratio are increased for any distribution of an accrued benefit made in the five-year period ending on the determination date.

(C)	For purposes of (A) and (B) above the value of account balances and the present value of accrued benefits will be determined as of the most recent valuation date that falls within or ends with the 12-month period ending on the determination date, except as provided in Code Section 416 and the regulations thereunder for the first and second plan years of a defined benefit plan. The account balances and accrued benefits of a participant
(1) who is not a key employee but who was a key employee in a prior year, or
(2) who has not been credited with at least one hour of service with any employer maintaining the plan at any time during the 5-year period ending on the determination date will be disregarded. The calculation of the top-heavy ratio, and the extent to which distributions, rollovers, and transfer are taken into account will be made in accordance with Code Section 416 and the regulations thereunder. Deductible employee contributions will not be taken into account for purposes of computing the top-heavy ratio. When aggregating plans the value of account balances and accrued benefits will be calculated with reference to the determination dates that fall within the same calendar year.

The accrued benefit of a participant other than a key employee shall be determined under (1) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the employer, or (2) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code Section 411(b)(1)(C).

(4)	Permissive Aggregation Group - The required aggregation group of plans plus any other plan or plans of the employer which, when considered as a group with the required aggregation group, would continue to satisfy the requirements of Code Sections 401(a)(4) and 410.

(5)	Required Aggregation Group - (1) Each qualified plan of the employer in which at least one key employee participates or participated at any time during the determination period (regardless of whether the plan has terminated), and (2) any other qualified plan of the employer which enables a plan described in (1) to meet the requirements of Code Sections 401(a)(4) or 410.

(6)	Determination Date - For any plan year subsequent to the first plan year, the last day of the preceding plan year. For the first plan year of the plan, the last day of that year.

(7)	Valuation Date - The allocation date as defined in Section 1.3(b), which shall be the date as of which account balances or accrued benefits are valued for purposes of calculating the top-heavy ratio.

(8)	Present Value - Present value shall be based only on the interest and mortality rates specified in the employerOs defined benefit plan.

(9)	Non-Key Employee - Any employee who is not a key employee.  Non-key employees include employees who are former key employees.

Section 5.6	Deductible Voluntary Employee Contributions

The plan administrator will not accept deductible employee contributions which are made for a taxable year beginning after December 31, 1986. Contributions made prior to that date will be maintained in a separate account which will be nonforfeitable at all times. The account will share in the gains and losses of the trust in the same manner as described in
Section 3.5 of the plan. No part of the deductible voluntary contribution account will be used to purchase life insurance. Subject to Section 5.3, Joint and Survivor Requirements (if applicable), the participant may withdraw any part of the deductible voluntary contribution account by making a written application to the plan adminstrator.

                ARTICLE VI   ADMINISTRATION OF THE PLAN


Section 6.1	Fiduciary Responsibility

(a) 	Fiduciary Standards - A fiduciary shall discharge his duties with respect to a plan solely in the interest of the participants and beneficiaries and -

For the exclusive purpose of providing benefits to participants and their beneficiaries and defraying reasonable expenses of administering the plan;

With the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims;

By diversifying the investments of the plan so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so; and

In accordance with the documents and instruments governing the plan insofar as such documents and instruments are consistent with the provisions of ERISA.

(b)	Allocation of Fiduciary Responsibility

(1)	It is intended to allocate to each fiduciary, either named or otherwise, the individual responsibility for the prudent execution of the functions assigned to him. None of the allocated responsibilities or any other responsibilities shall be shared by two or more fiduciaries unless specifically provided for in the plan.

(2)	When one fiduciary is required to follow the directions of another fiduciary, the two fiduciaries shall not be deemed to share such responsibility. Instead, the responsibility of the fiduciary giving the directions shall be deemed to be his sole responsibility and the responsibility of the fiduciary receiving directions shall be to follow those directions insofar as such instructions on their face are proper under applicable law.

(3)	Any person or group of persons may serve in more than one fiduciary capacity with respect to this plan.

(4) 	A fiduciary under this plan may employ one or more persons, including independent accountants, attorneys and actuaries to render advice with regard to any responsibility such fiduciary has under the plan.

(c)	Indemnification by Employer - Unless resulting from the gross negligence, willful misconduct or lack of good faith on the part of a fiduciary who is an officer or employee of the employer, the employer shall indemnify and save harmless such fiduciary from, against, for and in respect of any and all damages, losses, obligations, liabilities, liens, deficiencies, costs and expenses, including without limitation, reasonable attorney's fees and other costs and expenses incident to any suit, action, investigation, claim or proceedings suffered in connection with his acting as a fiduciary under the plan.

(d)	Named Fiduciary - The person or persons named by the employer as having fiduciary responsibility for the management and control of plan assets shall be known as the "named fiduciary" hereunder. Such responsibility shall include the appointment of the plan administrator (Section 6.2(a)), the trustee (Section 6.4(a)) and the investment manager (Section 6.4(b)), and the deciding of benefit appeals (Section 6.3).


Section 6.2	Plan Administrator

(a)	Appointment of Plan Administrator

The named fiduciary shall appoint a plan administrator who may be an individual or an administrative committee consisting of no more than five members. Vacancies occurring upon resignation or removal of a plan administrator or a committee member shall be filled promptly by the named fiduciary. Any administrator may resign at any time by giving notice of his resignation to the named fiduciary, and any administrator may be removed at any time by the named fiduciary. The named fiduciary shall review at regular intervals the performance of the administrator(s). After the named fiduciary has appointed the administrator and has received a written notice of acceptance, the fiduciary responsibility for administration of the plan shall be the responsibility of the plan administrator or administrative committee.

(b)	Duties and Powers of Plan Administrator

The plan administrator shall have the following duties and discretionary powers and such other duties and discretionary powers as relate to the administration of the plan:

(1)	To determine in a non-discriminatory manner all questions relating to the eligibility of employees to become participants.

(2)	To determine in a non-discriminatory manner eligibility for benefits and to determine and certify the amount and kind of benefits payable to participants.

(3)	To authorize all disbursements from the fund.

(4)	To appoint or employ any independent person to perform necessary plan functions and to assist in the fulfillment of administrative responsibilities as he deems advisable, including legal and actuarial counsel.

(5)	When appropriate, to select an insurance company and annuity contracts which, in his opinion, will best carry out the purposes of the plan.

(6)	To construe and interpret any ambiguities in the plan and to make, publish, interpret, alter, amend or revoke rules for the regulation of the plan which are consistent with the terms of the plan and with ERISA.

(7)	To prepare and distribute, in such manner as determined to be appropriate, information explaining the plan.

(c)	Allocation of Fiduciary Responsibility Within Administrative Committee

If the plan administrator is an administrative committee, the committee shall choose from its members a chairman and a secretary. The committee may allocate responsibility for those duties and powers listed in Section 6.2(b)
(1) and (2) (except determination of qualification for disability retirement) and other purely ministerial duties to one or more members of the committee. The committee shall review at regular intervals the performance of any committee member to whom fiduciary responsibility has been allocated and shall re-evaluate such allocation of responsibility. After the committee has made such allocations of responsibilities and has received written notice of acceptance, the fiduciary responsibilities for such administrative duties and powers shall then be considered as the responsibilities of such committee member(s).

(d)	Miscellaneous Provisions

(1)	Administrative Committee Actions - The actions of such committee shall be determined by the vote or other affirmative expression of a majority of its members. Either the chairman or the secretary may execute any certificate or other written direction on behalf of the committee. A member of the committee who is a participant shall not vote on any question relating specifically to himself. If the remaining members of the committee, by majority vote thereof, are unable to come to a determination of any such question, the named fiduciary shall appoint a substitute member who shall act as a member of the committee for the special vote.

(2)	Expenses - The plan administrator shall serve without compensation for service as such. All reasonable expenses of the plan administrator shall be paid by the employer or from the fund.

(3)	Examination of Records - The plan administrator shall make available to any participant for examination during business hours such of the plan records as pertain only to the participant involved.

(4)	Information to the Plan Administrator - To enable the plan administrator to perform the administrative functions, the employer shall supply full and timely information to the plan administrator on all participants as the plan administrator may require.


Section 6.3	Claims Procedure

(a)	Notification - The plan administrator shall notify each participant in writing of his determination of benefits. If the plan administrator denies any benefit, such written denial shall include:

- -	The specific reasons for denial;
- -	Reference to provisions on which the denial is based;
- -	A description of and reason for any additional information needed to process the claim; and
- -	An explanation of the claims procedure.

(b)	Appeal - The participant or his duly authorized representative may:

- -	Request a review of the participant's case in writing to the named fiduciary;
- -	Review pertinent documents;
- -	Submit issues and comments in writing.

The written request for review must be submitted no later than 60 days after receiving written notification of denial of benefits.

(c)	Review - The named fiduciary must render a decision no later than 60 days after receiving the written request for review, unless circumstances make it impossible to do so; but in no event shall the decision be rendered later than 120 days after the request for review is received.


Section 6.4	Trust Fund

(a)	Appointment of Trustee

The named fiduciary shall appoint a trustee for the proper care and custody of all funds, securities and other properties in the trust, and for investment of plan assets (or for execution of such orders as it receives from an investment manager appointed for investment of plan assets). The duties and powers of the trustee shall be set forth in a trust agreement executed by the employer, which is incorporated herein by reference. The named fiduciary shall review at regular intervals the performance of the trustee and shall re-evaluate the appointment of such trustee. After the named fiduciary has appointed the trustee and has received a written notice of acceptance of its responsibility, the fiduciary responsibility with respect to the proper care and custody of plan assets shall be considered as the responsibility of the trustee. Unless otherwise allocated to an investment manager, the fiduciary responsibility with respect to investment of plan assets shall likewise be considered as the responsibility of the trustee.

(b)	Appointment of Investment Manager

The named fiduciary may appoint an investment manager who is other than the trustee, which investment manager may be a bank or an investment advisor registered with the Securities and Exchange Commission under the Investment Advisors Act of 1940. Such investment manager, if appointed, shall have sole discretion in the investment of plan assets, subject to the funding policy. The named fiduciary shall review at regular intervals no less frequently than annually, the performance of such investment manager and shall re-evaluate the appointment of such investment manager. After the named fiduciary has appointed an investment manager and has received a written notice of acceptance of its responsibility, the fiduciary responsibility with respect to investment of plan assets shall be considered as the responsibility of the investment manager.


(c)	Funding Policy

The named fiduciary shall determine and communicate in writing to the fiduciary responsible for investment of plan assets the funding policy for the plan. The funding policy shall set forth the plan's short-range and long-range financial needs, so that said fiduciary may coordinate the investment of plan assets with the plan's financial needs.

(d)	Valuation of the Fund

The fund shall be valued by the trustee on the anniversary date of each year and as of any interim allocation date determined by the plan administrator. The valuation shall be made on the basis of the current fair market value of all property in the fund.

              ARTICLE VII   AMENDMENT AND TERMINATION OF PLAN


Section 7.1	Right to Discontinue and Amend

It is the expectation of the employer that it will continue this plan indefinitely and make the payments of its contributions hereunder, but the continuance of the plan is not assumed as a contractual obligation of the employer and the right is reserved by the employer, at any time, to reduce, suspend or discontinue its contributions hereunder.


Section 7.2	Amendments

Except as herein limited, the employer shall have the right to amend this plan at any time to any extent that it may deem advisable. Such amendment shall be stated in writing and executed by the employer.

The employer's right to amend the plan shall be limited as follows:

(a)	No amendment shall increase the duties or liabilities of the plan administrator, the trustee, or other fiduciary without their respective written consent.

(b)	No amendments shall have the effect of vesting in the employer any interest in or control over any contracts issued pursuant hereto or any other property in the fund.

(c)	No amendment to the plan shall be effective to the extent that it has the effect of decreasing a participant's accrued benefit. Notwithstanding the preceding sentence, a participant's account balance may be reduced to the extent permitted under Code Section 412(c)(8). For purposes of this paragraph, a plan amendment which has the effect of decreasing a participant's account balance or eliminating an optional form of benefit, with respect to benefits attributable to service before the amendment shall be treated as reducing an accrued benefit. Furthermore, if the vesting schedule of a plan is amended, in the case of an employee who is a participant as of the later of the date such amendment is adopted or the date it becomes effective, the nonforfeitable percentage (determined as of such date) of such employee's right to his employer-derived accrued benefit will not be less than his percentage computed under the plan without regard to such amendment.

(d)	No amendment to the vesting schedule adopted by the employer hereunder shall deprive a participant of his vested portion of his employer contribution account to the date of such amendment. If the plan's vesting schedule is amended, or the plan is amended in any way that directly or indirectly affects the computation of the participant's nonforfeitable percentage or if the plan is deemed amended by an automatic change to or from a top-heavy vesting schedule, each participant with at least 3 years of service with the employer may elect, within a reasonable period after the adoption of the amendment or change, to have the nonforfeitable percentage computed under the plan without regard to such amendment or change. For participants who do not have at least one hour of service in any plan year beginning after December 31, 1988, "5 years of service" shall be substituted for "3 years of service" in the preceding sentence. The period during which the election may be made shall commence with the date the amendment is adopted or deemed to be made and shall end on the latest of:

(1)	60 days after the amendment is adopted;
(2)	60 days after the amendment becomes effective; or
(3)	60 days after the participant is issued written notice of the amendment by the employer or plan administrator.


Section 7.3	Protection of Benefits in Case of Plan Merger

In the event of a merger or consolidation with, or transfer of assets to any other plan, each participant will receive a benefit immediately after such merger, consolidation or transfer (if the plan then terminated) which is at least equal to the benefit the participant was entitled to immediately before such merger, consolidation or transfer (if the plan had terminated).


Section 7.4	Termination of Plan

(a)	When Plan Terminates - This plan shall terminate upon the happening of any of the following events: legal adjudication of the employer as bankrupt; a general assignment by the employer to or for the benefit of its creditors; the legal dissolution of the employer; or termination of the plan by the employer.

(b)	Allocation of Assets - Upon termination, partial termination or complete discontinuance of employer contributions, the account balance of each affected participant who is an active participant or who is not an active participant but has neither received a complete distribution of his vested accrued benefit nor incurred five one-year breaks in service shall be 100% vested and nonforfeitable. The amount of the fund assets shall be allocated to each participant, subject to provisions for expenses of administration of the liquidation, in the ratio that such participant's account bears to all accounts. If a participant under this plan has terminated his employment at any time after the anniversary date of the year in which the employer made his final contribution to the plan, and if any portion of the account of such terminated participant was forfeited and reallocated to the remaining participants, such forfeiture shall be reversed and the forfeited amount shall be credited to the account of such terminated participant.



                   ARTICLE VIII   MISCELLANEOUS PROVISIONS


Section 8.1	Exclusive Benefit - Non-Reversion

The plan is created for the exclusive benefit of the employees of the employer and shall be interpreted in a manner consistent with its being a qualified plan as defined in Section 401(a) of the Internal Revenue Code and with ERISA. The corpus or income of the trust may not be diverted to or used for other than the exclusive benefit of the participants or their beneficiaries (except for defraying reasonable expenses of administering the plan).

Notwithstanding the above, a contribution paid by the employer to the trust may be repaid to the employer under the following circumstances:

(a)	Any contribution made by the employer because of a mistake of fact must be returned to the employer within one year of the contribution.

(b)	In the event the deduction of a contribution made by the employer is disallowed under Code Section 404, such contribution (to the extent disallowed) must be returned to the employer within one year of the disallowance of the deduction.

(c)	If the Commissioner of Internal Revenue determines that the plan is not initially qualified under the Internal Revenue Code, any contribution made incident to that initial qualification by the employer must be returned to the employer within one year after the date the initial qualification is denied, but only if the application for the qualification is made by the time prescribed by law for filing the employer's return for the taxable year in which the plan is adopted, or such later date as the Secretary of the Treasury may prescribe.


Section 8.2	Inalienability of Benefits

No benefit or interest available hereunder including any annuity contract distributed herefrom shall be subject to assignment or alienation, either voluntarily or involuntarily. The preceding sentence shall also apply to the creation, assignment, or recognition of a right to any benefit payable with respect to a participant pursuant to a domestic relations order, unless such order is determined to be a qualified domestic relations order as defined in Code Section 414(p), or any domestic relations order entered before January 1, 1985. A loan made to a participant and secured by his nonforfeitable account balance under Section 4.4(b) will not be treated as an assignment or alienation and such securing account balance shall be subject to attachment by the plan in the event of default.


Section 8.3 	Employer-Employee Relationship

This plan is not to be construed as creating or changing any contract of employment between the employer and its employees, and the employer retains the right to deal with its employees in the same manner as though this plan had not been created.


Section 8.4 	Binding Agreement

This plan shall be binding on the heirs, executors, administrators, successors and assigns as such terms may be applicable to any or all parties hereto, and on any participants, present or future.


Section 8.5	Separability

If any provision of this plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof and this plan shall be construed and enforced as if such provision had not been included.


Section 8.6	Construction

The plan shall be construed in accordance with the laws of the state in which the employer was incorporated (or is domiciled in the case of an unincorporated employer) and with ERISA.


Section 8.7	Copies of Plan

This plan may be executed in any number of counterparts, each of which shall be deemed as an original, and said counterparts shall constitute but one and the same instrument which may be sufficiently evidenced by any one counterpart.


Section 8.8	Interpretation

Wherever appropriate, words used in this plan in the singular may include the plural or the plural may be read as singular, and the masculine may include the feminine.


IN WITNESS WHEREOF, the Employer has caused this Plan to be executed this
         	 day of 	            , 19 	.

                                          	EMPLOYER:
                                          	WEIS MARKETS, INC.




                                           	By:
                                           	Title:


EXHIBIT 10-C

                  WEIS MARKETS, INC. STOCK BONUS PLAN

ARTICLE I  DEFINITIONS	                                           A2

1.1	References	                                                   A2
1.2	Compensation	                                                 A2
1.3	Dates	                                                        A4
1.4	Employee	                                                     A4
1.5	Employer	                                                     A6
1.6	Fiduciaries	                                                  A6
1.7	Participant/Beneficiary	                                      A7
1.8	Participant Accounts	                                         A7
1.9	Plan	                                                         A7
1.10	Service	                                                     A7
1.11	Trust	                                                       A9
1.12	Stock Bonus Plan Specific Definitions	                       A9

ARTICLE II  PARTICIPATION	                                       A10

2.1	Eligibility Service	                                         A10
2.2	Plan Participation	                                          A10
2.3	Termination of Participation	                                A11
2.4	Re-Participation (Break In Service Rules)	                   A11

ARTICLE III  ALLOCATIONS TO PARTICIPANT ACCOUNTS	                A12

3.1	General Provisions	                                          A12
3.2 	Allocation of Contributions and Forfeitures	                A13
3.3	Employee Nondeductible Contribution Account	                 A14
3.4	Rollover/Transfer Account	                                   A14
3.5 	Allocation of Investment Results	                           A14

ARTICLE IV  PAYMENT OF PARTICIPANT ACCOUNTS                     	A16

4.1	Vesting Service Rules	                                       A16
4.2	Vesting of Participant Accounts	                             A17
4.3	Payment of Participant Accounts	                             A20
4.4	Form of Distribution	                                        A22
4.5	In-Service Payments	                                         A23
4.6	Distributions under Domestic Relations Orders	               A23

                    WEIS MARKETS, INC. STOCK BONUS PLAN
                           ORIGINALLY EFFECTIVE
                               January 1, 1978
                     AS AMENDED AND RESTATED EFFECTIVE
                               January 1, 1989

                    WEIS MARKETS, INC. STOCK BONUS PLAN

This amended and restated plan, executed on the date indicated at the end hereof, is made effective as of January 1, 1989, except as provided otherwise in Section 1.3(c), by Weis Markets, Inc., a Corporation, with its principal office located in Sunbury, Pennsylvania.

                            W I T N E S S E T H :

WHEREAS, effective January 1, 1978, the employer established the employee stock ownership plan for its employees; and,

WHEREAS, effective January 1, 1988, the employer amended the plan to a stock bonus plan and desires to continue to maintain a permanent qualified plan in order to enable its employees to share in the growth and prosperity of the Corporation and to provide its employees and their beneficiaries with financial security in the event of retirement, disability or death; and

WHEREAS, it is desired to amend said plan;

NOW THEREFORE, the premises considered, the original plan and the prior restatements and amendments are hereby replaced by this amended and restated plan, and the following are the provisions of the qualified plan of the employer as restated herein; provided, however, that each employee who was previously a participant shall remain a participant, and no employee who was a participant in the plan before the date of amendment shall receive a benefit under this amended plan which is less than the benefit he was then entitled to receive under the plan as of the day prior to the amendment.


                            ARTICLE I  DEFINITIONS


Section 1.1	References

(a)	Code means the Internal Revenue Code of 1986, as it may be amended from time to time.

(b)	ERISA means the Employee Retirement Income Security Act of 1974, as amended.


Section 1.2	Compensation

(a)	Compensation means, except as provided in paragraph (b) hereof, any earnings reportable as W-2 wages for Federal income tax withholding purposes and earned income plus elective contributions for the plan year.

Elective contributions are amounts excludable from the employee's gross income and contributed by the employer, at the employee's election to:

(1)	A cafeteria plan (excludable under Code Section 125);
(2)	A Code Section 401(k) arrangement (excludable under Code Section 402(e)(3));
(3)	A simplified employee pension (excludable under Code Section 402(h)); or
(4)	A tax sheltered annuity (excludable under Code Section 403(b)).

"Earned Income" means net earnings from self-employment in the trade or business with respect to which the employer has established the plan, provided that personal services of the individual are a material income producing factor. Net earnings shall be determined without regard to items excluded from gross income and the deductions allocable to those items. Net earnings shall be determined after the deduction allowed to the self-employed individual for all contributions made by the employer to a qualified plan and, for plan years beginning after December 31, 1989, the deduction allowed to the self-employeed under Code Section 164(f) for self-employment taxes.

Any reference in this plan to compensation shall be a reference to the definition in this Section 1.2, unless the plan reference specifies a modification to this definition. The plan administrator shall take into account only compensation actually paid by the employer for the relevant period. A compensation payment includes compensation by the employer through another person under the common paymaster provisions in Code Sections 3121 and 3306. Compensation from a related employer which is not a participating employer under this plan shall be excluded.

(b)	Exclusions From Compensation - Notwithstanding the provisions of paragraph 1.2(a), the following types of remuneration shall be excluded from the participantOs compensation:

 Compensation received during the current plan year which was considered deferred compensation in a prior plan year.

	Contributions to or benefits from this plan.

	Compensation in excess of $100,000 shall be excluded for purposes of determining allocations (Section 3.2(c)(3)).

(c)	Limitations on Compensation -

(1)	Compensation Dollar Limitation - For any plan year beginning after
December 31, 1993, the plan administrator shall take into account only the first $150,000 (or beginning January 1, 1995, such larger amount as the Commissioner of Internal Revenue may prescribe) of any participant's compensation for determining all benefits provided under the plan. For any plan year beginning after December 31, 1988, but before January 1, 1994, the plan administrator shall take into account only the first $200,000 (or for plan years beginning after December 31, 1989 but before January 1, 1994, such larger amount as the Commissioner of Internal Revenue may prescribe) of any participant's compensation for determining all benefits provided under the plan. The compensation dollar limitation for a plan year shall be the limitation amount in effect on January 1 of the calendar year in which the plan year begins. For any plan year beginning before January 1, 1989, the $200,000 limitation (but not the family aggregation requirement described in the next paragraph) applies only if the plan is top heavy for such plan year or operates as deemed top heavy plan for such plan year. If the plan should determine compensation on a period of time that contains fewer than 12 calendar months (such as for a short plan year), the annual compensation dollar limitation shall be an amount equal to the compensation dollar limitation for the plan year multiplied by the ratio obtained by dividing the number of full months in the period by 12.

(2)	Application of Compensation Limitation to Certain Family Members - The
compensation dollar limitation applies to the combined compensation of the employee and of any family member aggregated with the employee under Code
Section 414(q)(6) who is either (A) the employee's spouse, or (B) the employee's lineal descendant under the age of 19. If, for a plan year, the combined compensation of the employee and such family members who are participants entitled to an allocation for that plan year exceeds the com allocation provisions of Article III, means his adjusted compensation.

Adjusted compensation is the amount which bears the same ratio to the compensation dollar limitation as the affected participant's compensation (without regard to the compensation dollar limitation) bears to the combined compensation of all the affected participants in the family unit. If the plan uses permitted disparity, the plan administrator first shall determine the integration level of each affected family member participant using actual compensation. The total of the affected participants' compensatation. The combined excess compensation of the affected participants in the family unit may not exceed the compensation dollar limitation minus the amount determined under the preceding sentence. If the combined excess compensation exceeds this limitation, the plan administrator will prorate the limitation on the excess compensation among the affected participants in the family unit in proportion to each such individual's actual compensation minus his integration level.

(d)	Compensation for Nondiscrimination Test - For purposes of determining whether the plan discriminates in favor of highly compensated employees, compensation means compensation as defined in this Section 1.2(a), except that the employer will not give effect to any exclusion from compensation specified in Section 1.2(b). Notwithstanding the above, the employer may elect to exclude from this nondiscrimination definition of compensation any items of compensation excludable under Code Section 414(s) and the applicable Treasury regulations, provided such adjusted definition confirms to the nondiescrimination requirements of those regulations.


Section 1.3	Dates

(a)	Accounting Date means the date(s) on which investment results are allocated to participantsO accounts, including the allocation date and any interim accounting date(s) noted below:

No interim investment allocation dates.

(b)	Allocation Date means the last day of each plan year which is the date on which any contributions and forfeitures are allocated to participants' accounts.

(c)	The Effective Date of the plan is January 1, 1978.

The effective date of this amendment and restatement is January 1, 1989; provided, however that the plan provisions required to comply with the Tax Reform Act of 1986 (TRA '86), the Omnibus Budget Reconciliation Act of 1986 (OBRA '86), the Omnibus Budget Reconciliation Act of 1987 (OBRA '87), and the Technical and Miscellaneous Revenue Act of 1988 (TAMRA) shall generally be effective on the first day of the plan year beginning after December 31, 1988, except as specified otherwise in this plan or in TRA '86, OBRA '86, OBRA'87 or TAMRA. The plan provisions required to comply with the 1989 Revenue Reconciliation Act shall generally be effective on the first day of the plan year beginning after December 31, 1989, except as specified otherwise in this plan or in said Act.

The plan provisions required to comply with the Unemployment Compensation Amendments of 1992 shall be effective on JanuaryE1, 1993. The plan provisions required to comply with the Omnibus Budget Reconciliation Act of 1993 shall generally be effective on the first day of the plan year beginning after DecemberE31, 1993, except as specified otherwise in this plan or in said Act.

Notwithstanding anything herein to the contrary, the provisions noted below shall become effective on the alternate effective date indicated. If the alternate effective date is subsequent to the effective date of this amendment, the prior provisions of the plan shall continue in effect until such alternate effective date.

	Reference	                                     	Alternate Effective Date

Section 3.2(c)(1)	Allocation of Forfeitures	          January 1, 1992
Section 3.2(c)(2)	Top-Heavy Plan Years	               January 1, 1994
Section 4.2(b) 	Cashout Distributions	                January 1, 1992
Section 4.3(b)(2)	Eligible Rollover Distribution	     January 1, 1993

(d)	Plan Entry Date means the participation date(s) specified in Article II.

(e)	Plan Year means the 12-consecutive month period beginning on January 1 and ending on December 31.

(f)	Limitation Year  (for purposes of limitations on benefits and contributions under Code Section 415) means the plan year.


Section 1.4	Employee

(a)	(1)	Employee means any person employed by the employer, including an owner-employee or other self-employed individual (as defined in paragraph
(3)). The term employee shall include any employee of the employer maintaining the plan or of any other employer required to be aggregated with such employer under Code Sections 414(b), (c), (m) or (o). The term employee shall also include any leased employee deemed to be an employee of any employer as provided in Code Sections 414(n) or (o) and as defined in paragraph (2).

(2)	Leased Employee means an individual (who otherwise is not an employee of the employer) who, pursuant to a leasing agreement between the employer and any other person, has performed services for the employer (or for the employer and any persons related to the employer within the meaning of Code
Section 144(a)(3)) on a substantially full time basis for at least one year and who performs services historically performed by employees in the employer's business field. If a leased employee is treated as an employee by reason of this
Section 1.4(a)(2), compensation from the leasing organization which is attributable to services performed for the employer shall be considered as compensation under the plan. Contributions or benefits provided a leased employee by the leasing organization which are attributable to services performed for the employer shall be treated as provided by the employer.

Safe harbor plan exception - The plan shall not treat a leased employee as an employee if the leasing organization covers the employee in a safe harbor plan and, prior to application of this safe harbor plan exception, 20% or less of the employer's employees (other than highly compensated employees) are leased employees. A safe harbor plan is a money purchase pension plan providing immediate participation, full and immediate vesting, and a nonintegrated contribution formula equal to at least 10% of the employee's compensation without regard to employment by the leasing organization on a specified date. The safe harbor plan must determine the 10% contribution on the basis of compensation as defined in Code Section 415(c)(3) plus elective contributions.

(3)	Owner-Employee /Self Employed Individual - Owner-employee  means a self-
employed individual who is a sole proprietor, (if the employer is a sole proprietorship) or who is a partner (if the employer is a partnership) owning more than 10 percent of either the capital or profits interest of the partnership. Self-employed individual means an individual who has earned income for the taxable year from the trade or business for which the plan is established, or who would have had earned income but for the fact that the trade or business had no net profits for the taxable year.

(b)	Highly Compensated Employee means an employee who, during the plan year or during the preceding 12-month period:

(1)	is a more than 5% owner of the employer (applying the constructive ownership rules of Code Section 318, and applying the principles of Code
Section 318, for an unincorporated entity);

(2)	has compensation in excess of $75,000 (as adjusted by the Commissioner of Internal Revenue for the relevant year);

(3)	has compensation in excess of $50,000 (as adjusted by the Commissioner of Internal Revenue for the relevant year) and is part of the top-paid 20% group of employees (based on compensation for the relevant year); or

(4)	has compensation in excess of 50% of the dollar amount prescribed in
Code Section 415(b)(1)(A) (relating to defined benefit plans) and is an officer of the employer.

If the employee satisfies the definition in clause (2), (3) or (4) in the plan year but did not satisfy clause (2), (3) or (4) during the preceding 12-month period and does not satisfy clause (1) in either period, then the employee is a highly compensated employee only if he is one of the 100 most highly compensated employees for the plan year. The number of officers taken into account under clause (4) shall not exceed the greater of 3 or 10% of the total number (after application of the Code Section 414(q) exclusions) of requirement in clause (4) for the relevant year, the highest paid officer will be treated as satisfying clause (4) for that year.

The term highly compensated employee also includes any former employee who separated from service (or has a deemed separation from service, as determined under Treasury regulations) prior to the plan year, performs no service for the employer during the plan year, and was a highly compensated employee either for the separation year or any plan year ending on or after his 55th birthday. If the former employee's separation from service occurred before January 1, 1987, he is a highly compensated employee only if he satisfied clause (1) of this Section 1.4(b) or received compensation in excess of $50,000 during the year of his separation from service (or the prior year), or during any year ending after his 54th birthday.

For purposes of determining who is a highly compensated employee under this
Section 1.4(b), compensation means compensation as defined in Section 1.2, except that any exclusions from compensation specified in Section 1.2 (b) shall not apply. The plan administrator shall make the determination of who is a highly compensated employee, including the determinations of the number and identity of the top paid 20% group, the top 100 paid employees, the number of officers includible in clause (4) and the relevant compensation, consistent with Code Section 414(q) and regulations issued under that Code Section. The employer may make a calendar year election to determine the highly compensated employees for the plan year, as prescribed by Treasury regulations. A calendar year election must apply to all plans and arrangements of the employer.

For purposes of applying any nondiscrimination test required under the plan or Code, in a manner consistent with applicable Treasury regulations, the plan administrator will treat a highly compensated employee and all family members (a spouse, a lineal ascendant or descendant, or a spouse of a lineal ascendant or descendant) as a single highly compensated employee, but only if the highly compensated employee is a more than 5% owner or is one of the 10 highly compensated employees with the greatest compensation for the plan year. This aggregation rule applies to a family member even if that family member is a highly compensated employee without family aggregation.


Section 1.5	Employer

Employer means Weis Markets, Inc., or any successor entity by merger, purchase, consolidation, or otherwise; or an organization affiliated with the employer which may assume the obligations of this plan with respect to its employees by becoming a party to this plan. Another employer whether or not it is affiliated with the sponsor employer may adopt this plan to cover its employees by filing with the sponsor employer a written resolution adopting the plan, upon which the sponsor employer shall indicate its acceptance of such employer as an employer under the Plan. Each such employer shall be deemed to be the employer only as to persons who are on its payroll.


Section 1.6	Fiduciaries

(a)	Named Fiduciary means the person or persons having fiduciary responsibility for the management and control of plan assets.

(b)	Plan Administrator  means the person or persons  appointed by the named fiduciary to administer the plan.

(c)	Trustee means the trustee named in the trust agreement executed pursuant to this plan, or any duly appointed successor trustee.

(d)	Investment Manager means a person or corporation other than the trustee appointed for the investment of plan assets.


Section 1.7	Participant/Beneficiary

(a)	Participant means an eligible employee of the employer who becomes a member of the plan pursuant to the provisions of Article II, or a former employee who has an accrued benefit under the plan.

(b)	Beneficiary means a person designated by a participant who is or may become entitled to a benefit under the plan. A beneficiary who becomes entitled to a benefit under the plan remains a beneficiary under the plan until the trustee has fully distributed his benefit to him. A beneficiary's right to (and the plan administrator's, or a trustee's duty to provide to the beneficiary) information or data concerning the plan shall not arise until he first becomes entitled to receive a benefit under the plan.


Section 1.8	Participant Accounts

(a) 	Employer Contribution Account means the balance of the separate account derived from profit sharing employer contributions, including forfeitures (if any). (See Section 3.2.)

(b)	Employee Nondeductible Contribution Account means the balance of the separate account derived from the participantOs non-deductible employee contributions, if any, which were made before the effective date of this amendment and restatement. (See Section 3.3.)

(c)	Rollover/Transfer Account means the balance of the separate account derived from rollover contributions and/or transfer contributions.  (See
Section 3.4.)

(d)	Accrued Benefit means the total of the participant's account balance(s)
as of the accounting date falling on or before the day on which the accrued benefit is being determined.


Section 1.9	Plan

Plan means Weis Markets, Inc. Stock Bonus Plan as set forth herein and as it may be amended from time to time.


Section 1.10	Service

(a)	Service means any period of time the employee is in the employ of the employer, including any period the employee is on an unpaid leave of absence authorized by the employer under a uniform, nondiscriminatory policy applicable to all employees. Separation from service means that the employee no longer has an employment relationship with the employer.

(b)	(1)	Hour of Service means:

(A)	Each hour for which an employee is paid, or entitled to payment, for the performance of duties for the employer. These hours shall be credited to the employee for the computation period in which the duties are performed; and

(B)	Each hour for which an employee is paid, or entitled to payment, by the employer on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty or leave of absence. No more than 501 hours of service shall be credited under this paragraph for any single continuous period
(whether or not such period occurs in a single computation period). An hour of service shall not be credited to an employee under this paragraph if the employee is paid, or entitled to payment, under a plan maintained solely for the purpose of complying with applicable worker's compensation or unemployment compensation or disability insurance laws. Hours under this paragraph shall be calculated and credited pursuant to Section 2530.200b-2 of the Department of Labor Regulations which are incorporated herein by reference; and

(C)	Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by the employer. The same hours of service shall not be credited both under paragraph (A) or paragraph (B), as the case may be, and under this paragraph (C). These hours shall be credited to the employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made.

Hours of service shall be determined on the basis of actual hours for which an employee is paid or entitled to payment. The above provisions shall be construed so as to resolve any ambiguities in favor of crediting employees with hours of service.

(2)	Solely for purposes of determining whether a break in service for participation and vesting purposes has occurred in a computation period, an individual who is absent from work for maternity or paternity reasons shall receive credit for the hours of service which would otherwise have been credited to such individual but for such absence, or in any case in which such hours cannot be determined, 8 hours of service per day of such absence. For purposes of this paragraph, an absence from work for maternity or paternity reasons means an absence (A) by reason of the pregnancy of the individual, (B) by reason of a birth of a child of the individual, (C) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (D) for purposes of caring for such child for a period beginning immediately following such birth or placement. The hours of service credited under this paragraph shall be credited: (A) in the computation period in which the absence begins if the crediting is necessary to prevent a break in service in that period, or (B) in all other cases, in the following computation period.

(3)	Hours of service shall be credited for employment with other members of an affiliated service group (under Code Section 414(m)), a controlled group of corporations (under Code Section 414(b)), or a group of trades or businesses under common control (under Code Section 414(c)), of which the adopting employer is a member. Hours of service shall also be credited for any leased employee who is considered an employee for purposes of this plan under Code Section 414(n) or Code Section 414(o).

(c)	(1)	Year of Service means a 12-consecutive month computation period during which the employee completes the required number of hours of service with the employer as specified in Sections 2.1 or 4.1.

(2)	Predecessor Service - If the employer maintains the plan of a predecessor employer, service with such predecessor employer shall be treated as service for the employer. If the employer does not maintain the plan of a predecessor employer, then service as an employee of a predecessor employer shall not be considered as service under the plan, except as noted below:

Service as an employee of a predecessor employer shall be considered as service for the employer hereunder for the purposes of applying the limitations on benefits and allocations under Code Section 415.

(d)	Break in Service (or One Year Break in Service) means a 12-consecutive month computation period during which a participant or former participant does not complete the specified number of hours of service with the employer as set forth in Sections 2.1(b) and 4.1(b).


Section 1.11	Trust

(a)	Trust means the qualified trust created under the employer's plan.

(b)	Trust Fund means all property held or acquired by the plan.

Section 1.12	Stock Bonus Plan Specific Definitions

(a)	Stock Bonus Plan means a stock bonus plan as defined in Regulation
SectionE1.401-1(b)(1)(iii) that meets the requirements of ERISA Section
407(d)(3).

(b)	Company Stock means common stock issued by the employer (or by a corporation which is a member of the controlled group of corporations of which the employer is a member) which is readily tradable on an established securities market. If there is no common stock which meets the foregoing requirement, the term company stock means common stock issued by the employer (or by a corporation which is a member of the same controlled group) having a combination of voting power and dividend rights equal to or in excess of: (A) that class of common stock of the employer (or of any other such corporation) having the greatest voting power, and (B) that class of stock of the employer (or of any other such corporation) having the greatest dividend rights. Noncallable preferred stock shall be deemed to be company stock if such stock is convertible at any time into stock which constitutes company stock hereunder and if such conversion is at a conversion price which (as of the date of the acquisition by the trust) is reasonable. For purposes of the preceding sentence, pursuant to Code regulations, preferred stock shall be treated as noncallable if after the call there will be a reasonable opportunity for a conversion which meets the requirements of the preceding sentence.
ts the requirements of the preceding sentence.

(c)	Investment Accounts - For investment purposes, a participant's accounts may be placed in three accounts as described herein.

(1)	Company Stock Account means the investment account of a participant which is credited with the shares of company stock purchased and paid for by the trust fund or contributed to the trust fund.

(2)	Other Investment Account means the investment account of a participant which is credited with his share of the net gain (or loss) of the plan, forfeitures, employer contributions in other than company stock and which is debited with payments made to pay for company stock.

                          ARTICLE II  PARTICIPATION


Section 2.1	Eligibility Service

(a)	Eligibility Year of Service means an eligibility computation period during which the employee completes at least 1,000 hours of service with the employer.

(b)	One Year Break in Service means for the purposes of this Article II an eligibility computation period during which the participant or former participant does not complete more than 500 hours of service with the employer.

(c)	Eligibility Computation Period - The initial eligibility computation period shall be the 12-consecutive month period beginning with the day on which the employee first performs an hour of service with the employer (employment commencement date).

Succeeding eligibility computation periods shall coincide with the plan year, beginning with the first plan year which commences prior to the first anniversary of the employee's employment commencement date regardless of whether the employee is credited with the required number of hours of service during the initial eligibility computation period. An employee who is credited with the required number of hours of service in both the initial eligibility computation period and the first plan year which commences prior to the first anniversary of the employee's employment commencement date shall be credited with two years of service for purposes of eligibility to participate.


Section 2.2	Plan Participation

(a)	Eligibility

(1)	Age/service requirements - An employee who is a member of the eligible class of employees shall be eligible for plan participation after he has satisfied the following participation requirement:

Completion of 2 years of service.

(2)	Eligible class of employees - All employees of the employer shall be eligible to be covered under the plan except for employees in the following categories:

 	Employees compensated on an hourly basis who are not employed in 	a
  clerical capacity.
 	Commission salesmen.
 	Employees who are employed as pharmacists or grocery managers.

 	Employees included in a unit of employees covered by a collective
  bargaining agreement between the employer and employee 	representatives
  if retirement benefits were the subject of good faith 	bargaining and if
  less than two percent of the employees of the 	employer who are covered
  pursuant to that agreement are 	professionals as defined in Regulation
  SectionE1.410(b)-9(g).  For this 	purpose, the term "employee
  representatives" does not include any 	organization more than half of
  whose members are employees who are owners, officers or executives of the employer.
 	Employees of an affiliated employer which has not adopted this plan.

(3)	Effective January 1, 1994, no highly compensated employee shall be permitted to participate in the plan.

(b)	Entry Date - An eligible employee shall participate in the plan on the earlier of the January 1 (the first day of the plan year) or July 1 (the first day of the seventh month of the plan year) entry date coinciding with or immediately following the date on which he has met the age and service requirements. If an employee who is not a member of the eligible class of employees becomes a member of the eligible class, such employee shall participate immediately, if he has satisfied the age and service requirements and would have otherwise previously become a participant.


Section 2.3	Termination of Participation

A participant shall continue to be an active participant of the plan so long as he is a member of the eligible class of employees and he does not incur a one-year break in service due to termination of employment. He shall become an inactive participant when he incurs a one-year break in service due to termination of employment, or at the end of the plan year during which he ceases to be a member of the eligible class of employees. He shall cease participation completely upon the later of his receipt of a total distribution of his nonforfeitable account balance under the plan or the forfeiture of the nonvested portion of the account balance.


Section 2.4	Re-Participation (Break In Service Rules)

(a)	Vested Participant - A former participant who had a nonforfeitable right to all or a portion of his account balance derived from employer contributions at the time of his termination from service shall become a participant immediately upon returning to the employ of the employer, if he is a member of the eligible class of employees.

(b)	Nonvested Participant - In the case of a former participant who did not have any nonforfeitable right to his account balance derived from employer contributions at the time of his termination from service, years of service before a period of consecutive one-year breaks in service shall not be taken into account in computing service if the number of consecutive one-year breaks in service in such period equals or exceeds the greater of 5 or the aggregate number of years of service before such breaks in service. Such aggregate number of years of service shall not include any years of service disregarded under the preceding sentence by reason of prior breaks in service.

If such former participant's years of service before termination from service are disregarded pursuant to the preceding paragraph, he shall be considered a new employee for eligibility purposes. If such former participantOs years of service before termination from service may not be disregarded pursuant to the preceding paragraph, he shall participate immediately upon returning to the employ of the employer, if he is a member of the eligible class of employees.

(c)	Return to Eligible Class - If a participant becomes an inactive participant, because he is no longer a member of the eligible class of employees, but does not incur a break in service; such inactive participant shall become an active participant immediately upon returning to the eligible class of employees. If such participant incurs a break in service, eligibility shall be determined under the re-participation rules in paragraphs (a) and (b) above.


               ARTICLE III  ALLOCATIONS TO PARTICIPANT ACCOUNTS


Section 3.1	General Provisions

(a)	Maintenance of Participant Accounts - The plan administrator shall maintain one or more separate accounts covering each participant under the plan. Such account(s) shall be increased by contributions, reallocation of forfeitures (if any), investment income, and market value appreciation of the fund. It shall be decreased by market value depreciation of the fund, forfeiture of nonvested amounts, benefit payments, withdrawals and expenses.

(b)	Amount and Payment of Employer Contribution

(1)	Amount of Contribution - For each plan year, the employer contribution to the plan shall be the amount which is determined under the provisions of this Article; provided, however, that the employer may not make a contribution to the plan for any plan year to the extent the contribution would exceed fifteen percent of the aggregate participant compensation (as defined in Code Section 415(c)(3)) for the plan year. Further, the employer contribution shall not exceed the maximum amount deductible under Code
Section 404.

The employer contributes to this plan on the conditions that its contribution is not due to a mistake of fact and that the Internal Revenue Service will not disallow the deduction for its contribution. The trustee, upon written request from the employer, shall return to the employer the amount of the employer's contribution made due to a mistake of fact or the amount of the employer's contribution disallowed as a deduction under Code Section 404.
The trustee shall not return any portion of the employer's contribution under the provisions of this paragraph more than one year after the earlier of:
(A) The date on which the employer made the contribution due to a mistake of fact; or (B) The time of disallowance of the contribution as a deduction, and then, only to the extent of the disallowance. The trustee will not increase the amount of the employer contribution returnable under this Section for any earnings attributable to the contribution, but the trustee will decrease the employer contribution returnable for any losses attributable to it. The trustee may require the employer to furnish whatever evidence it deems necessary to confirm that the amount the employer has requested be returned is properly returnable under ERISA.

(2)	Payment of Contribution - The employer shall make its contribution to the plan in cash or company stock within the time prescribed by the Code or applicable Treasury regulations. Subject to the consent of the trustee, the employer may make its contribution in other property, provided the contribution of such property is not a prohibited transaction under the Code or ERISA.
Company stock and other property will be valued at their then fair market value.

(c)	Limitations and Conditions - Notwithstanding the allocation procedures set forth in this Article, the allocations to participantsO accounts shall be limited or modified to the extent required to comply with the provisions of Article V (limitations on allocations under Code Section 415, related employer provisions under Code Section 414 and top heavy provisions under Code Section 416).

In any limitation year in which the allocation to one or more participants' accounts would be in excess of the limitations on allocations under Section 5.1, the annual additions under this plan will be reduced to the extent necessary to comply with such limitations first. If any further reduction is required, the benefits under any other plan which the employer also sponsors will then be reduced with respect to such participants.

(d)	Recapture of Tax Credit - If any portion of the tax credit taken by the employer for a fiscal year prior to 1984 is subject to reduction or recapture, then such portion will remain in the trust fund and will be treated as a deductible contribution to a plan qualified under Code Section 401.


Section 3.2 	Allocation of Contributions and Forfeitures

(a)	Amount of Contribution - The employer shall determine, in its sole discretion, the amount of employer contribution to be made to the plan each year; provided, however, that the employer shall contribute such amount as may be required for restoration of a forfeited amount under Section 4.2.

(b)	Conditions for Allocations - An active participant shall be eligible for an allocation of the employer contribution and forfeitures as of an allocation date, provided that he satisfies the following conditions:

(1)	He completed at least 1,000 hours of service during the current plan year, except that the hours of service requirement shall not apply with respect to any minimum top heavy allocation as provided in Section 5.5.

AND

(2)	He is employed by the employer in an eligible classification on the last day of the plan year.

(3)	He is not a highly compensated employee (effective January 1, 1994).

Notwithstanding the above conditions for allocation of contributions, if the plan would otherwise fail to satisfy the participation test or coverage test of Code Section 410 or the nondiscrimination requirements of Code Section 401(a)(4), the plan administrator shall amend the plan in a nondiscriminatory manner to provide for the participation of additional employees and/or to cause additional active participants to be eligible for an allocation.

(c)	(1)	Allocation Formula -

The employer contribution and forfeitures for the plan year shall be allocated to the account of each eligible participant in the ratio that such participantOs compensation bears to the compensation of all participants.

(2)	Top-Heavy Plan Years

In any year in which this plan is top-heavy (as defined in Section 5.5(e)(2)) when aggregated with the Weis Markets, Inc. Profit Sharing Plan and the Weis Market, Inc. Retirement Savings Plan which the employer also sponsors, the top-heavy minimum benefit requirement shall be met under this plan.

If a participant only participates in this plan, his account will receive an allocation that is not less than an amount equal to 3.0% of such participant's compensation or the largest percentage of employer contribution and forfeitures allocated under the plans on behalf of any key employee for that year, whichever is less.

(3)	Compensation - For purposes of the allocation of the employer contribution, compensation means compensation as defined in Section 1.2 for the entire year, but excluding compensation in excess of $100,000.


Section 3.3	Employee Nondeductible Contribution Account

A participant may not make any nondeductible contributions to the plan after the effective date of this amendment and restatement; however, if any participant has previously made nondeductible contributions, an Employee Nondeductible Contribution Account shall be maintained for the participant with respect to such prior contributions and the Account shall be nonforfeitable. Employee contributions for plan years beginning after December 31, 1986, together with any matching contributions as defined in Code Section 401(m), will be limited so as to meet the nondiscrimination test of section 401(m).


Section 3.4	Rollover/Transfer Account

Rollover and direct transfer contributions by participants are not permitted under this plan.


Section 3.5 	Allocation of Investment Results

(a)	Company Stock Account - The company stock account of each participant shall be credited as of each allocation date with forfeitures of company stock and his allocable share of company stock (including fractional shares) purchased and paid for by the plan or contributed in kind by the employer. Stock dividends on company stock held in his company stock account shall be credited to his company stock account when paid.

Promptly upon receipt of any cash contribution pursuant to Section 3.2, the trustee shall apply such contribution to the purchase, in one or more transactions, of the maximum number of whole shares obtainable at then prevailing prices, including any brokerage commissions and other reasonable expenses incurred in connection with such purchases. Such purchases may be made on any securities exchange where the company stock is traded, in the over-the-counter market, or in public or private negotiated transactions, and may be on such terms as to price, delivery and otherwise as the trustee may determine to be in the best interest of the participants. The trustee shall complete such purchases as soon as practical after receipt of each such contribution, having due regard for any applicable requirements of law affecting the timing or manner of such purchases.

Any cash balance of any contribution received pursuant to Section 3.2, which shall remain after the maximum number of whole shares shall have been purchased pursuant to this Section 3.5(a), shall be held by the trustee to be invested with the next such contribution or dividends received by the trust.

(b)	Other Investments Account - As of each allocation date, prior to the allocation of employer contributions and forfeitures, any earnings or losses (net appreciation or net depreciation) of the trust fund shall be allocated in the same proportion that each participant's other investments account bears to the total of all participants' other investment accounts as of such date. For this purpose, each account balance shall be equal to the average balance for the period commencing on the day following the prior accounting date and ending on the current accounting date. Earnings or losses include the increase (or decrease) in the fair market value of assets of the trust fund (other than company stock in the participant's company stock accounts) since the preceding allocation date.

(c)	Dividends - Any cash dividends declared by the employer and applicable to shares held in the company stock account of a participant shall be converted to shares by the trustee in one or more transactions as soon as is practical, having due regard for any applicable requirements of law affecting the time or manner of such purchases. Dividends shall be converted to the maximum number of whole shares which can be purchased at prevailing prices, including any brokerage charges and other reasonable expenses incurred in connection with such purchases, and such purchases may be made on any securities exchange where company stock is traded, or in negotiated transactions, and may be on such terms as to price, delivery and otherwise as the trustee may determine to be in the best interest of the participants.

Notwithstanding the preceding paragraph, pursuant to the instructions of the employer, the trustee shall become a participant in the employer's Dividend Reinvestment and Stock Purchase Plan and all dividends will be reinvested pursuant to the provisions of that plan, to the maximum extent permitted.

Any cash balance of any dividend received by the trustee which shall remain after the maximum number of whole shares shall have been purchased pursuant to the preceding paragraphs, shall be held by the trustee in the participant's other investment account to be invested with the next employer contribution or dividend received by the trustee.


                 ARTICLE IV  PAYMENT OF PARTICIPANT ACCOUNTS


Section 4.1	Vesting Service Rules

(a)	Vesting Year of Service means a vesting computation period during which the employee completes at least 1,000 hours of service with the employer.
All of an employee's years of service with the employer shall be counted to determine the nonforfeitable percentage in the employee's account balance derived from employer contributions, except:

(1)	Years of service disregarded under the break in service rules in paragraph (d) below.  (Post-ERISA break in service rules)

(2)	Years of service before the effective date of ERISA if such service would have been disregarded under the break in service rules of the prior plan in effect from time to time before such date. For this purpose, break in service rules are rules which result in the loss of prior vesting or benefit accruals, or which deny an employee eligibility to participate, by reason of separation or failure to complete a required period of service within a specified period of time. (Pre-ERISA break in service rules)

(b)	One Year Break in Service means for the purposes of this Article IV a vesting computation period during which the participant or former participant does not complete more than 500 hours of service with the employer.

(c)	Vesting Computation Period means the 12-consecutive month period coinciding with the plan year.

(d)	Break in Service Rules

(1)	Vested Participant - A former participant who had a nonforfeitable right to all or a portion of his account balance derived from employer contributions at the time of his termination from service shall retain credit for all vesting years of service prior to a break in service.

(2)	Nonvested Participant - In the case of a former participant who did not have any nonforfeitable right to his account balance derived from employer contributions at the time of his termination from service, years of service before a period of consecutive one year breaks in service shall not be taken into account in computing service if the number of consecutive one year breaks in service in such period equals or exceeds the greater of 5 or the aggregate number of years of service before such breaks in service. Such aggregate number of years of service shall not include any years of service disregarded under the preceding sentence by reason of prior breaks in service.

(3)	Vesting for Pre-Break and Post-Break Accounts - In the case of a participant who has 5 or more consecutive one-year breaks in service, all years of service after such breaks in service shall be disregarded for the purpose of vesting the employer-derived account balance that accrued before such breaks in service. Whether or not such participantOs pre-break service counts in vesting the post-break employer-derived account balance shall be determined according to the rules set forth in sub-paragraphs (1) and (2) above. Separate accounts shall be maintained for the participant's pre-break and post-break employer-derived account balance. Both accounts shall share in the investment earnings and losses of the fund.


Section 4.2	Vesting of Participant Accounts

(a)	Determination of Vesting

(1)	Normal Retirement - A participant's right to his account balance(s)
shall be 100% vested and nonforfeitable upon the attainment of 65, the normal retirement age. If the employer enforces a mandatory retirement age, the normal retirement age shall be the lesser of the mandatory age or the age specified herein.

(2)	Late Retirement - If a participant remains employed after his normal retirement age, his account balance(s) shall remain 100% vested and nonforfeitable. Such participant shall continue to receive allocations to his account as he did before his normal retirement age.

(3)	Early Retirement - Not applicable.

(4)	Disability - If a participant separates from service due to disability, such participantOs right to his account balance(s) as of his date of disability shall be 100% vested and nonforfeitable. Disability means inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months. The permanence and degree of such impairment shall be supported by medical evidence. Notwithstanding such definition, a participant who is eligible for Social Security disability benefits shall automatically satisfy the definition of disability. Disability shall be determined by the plan administrator after consultation with a physician chosen by the administrator. In the administration of this section, all employees shall be treated in a uniform manner in similar circumstances.

(5)	(A)	Death - In the event of the death of a participant who has an accrued benefit under the plan, (whether or not he is an active participant), 100% of the participantOs account balance(s) as of the date of death shall be paid to his surviving spouse; except that, if there is no surviving spouse, or if the surviving spouse has already consented in a manner which is (or conforms to)
a qualified election under the joint and survivor annuity provisions of Code
Section 417(a) and regulations issued pursuant thereto and as set forth in
Section 5.3, then such balance shall be paid to the participant's designated beneficiary.

(B)	Beneficiary Designation - Subject to the spousal consent requirements of
Section 5.3, the participant shall have the right to designate his beneficiaries, including a contingent death beneficiary, and shall have the right at any time to change such beneficiaries. The designation shall be made in writing on a form signed by the participant and supplied by and
filed with the plan administrator.   If the participant fails to designate a
beneficiary, or if the designated person or persons predecease the participant, "beneficiary" shall mean the spouse, children (per stirpes), parents, brothers and sisters, or estate of the participant, in the order listed.

(6)	Termination From Service

(A)	On or before the anniversary date coinciding with or subsequent to the termination of a participant's employment for any reason other than retirement, disability or death, the administrator may direct the trustee to segregate the amount of the vested portion of such participant's account and invest such segregated account in federally insured interest bearing savings account(s) or time deposit(s) (or a combination of both), or in other fixed income investments. In the event the vested portion of a participant's account is not segregated, the amount shall remain in a separate account for the participant and share in allocations pursuant to
Section 3.5 until such time as a distribution is made to the participant.

If a portion of a participant's account is forfeited, company stock allocated to the participant's company stock account must be forfeited only after any other investment allocable to the participant has been depleted. If interest in more than one class of company stock has been allocated to a participant's account, the participant must be treated as forfeiting the same proportion of each such class.

(B)	If a participant separates from the service of the employer other than by retirement, disability or death, his vested interest in his account(s) shall be equal to the account balance multiplied by the vesting percentage determined below:

(i)	Employer Contribution Account - The vesting percentage applicable to the participant's employer contribution account shall be determined based on his vesting years of service as follows -

100% immediate vesting on the date of participation in the plan.

(ii)	Employee Nondeductible Contribution Account - The participant's employee nondeductible contribution account shall always be 100% vested and nonforfeitable.

(b)	Cashout Distributions and Restoration

(1)	Cashout Distribution - If an employee terminates service and the value of his vested account balance(s) derived from employer and employee contributions is not greater than $3,500, the employee shall receive a distribution of the value of the entire vested portion of such account balance(s) and the nonvested portion will be treated as a forfeiture.
For purposes of this section, if the value of an employee's vested account balance is zero, he shall be deemed to have received a distribution of such vested account balance. An employee's vested account balance shall not include accumulated deductible employee contributions within the meaning of Code
Section 72(o)(5)(B) for plan years beginning prior to January 1, 1989.

If an employee terminates service and the value of his vested account balance(s) exceeds $3,500, he may elect to receive the value of his vested account balance after such termination as provided in Section 4.3; however, the nonvested portion shall be treated as a forfeiture. If the employee elects to have distributed less than the entire vested portion of the account balance derived from employer contributions, the part of the nonvested portion that will be treated as a forfeiture is the total nonvested portion multiplied by a fraction, the numerator of which is the amount of the distribution attributable to employer contributions and the denominator of which is the total value of the vested employer derived account balance.

(2)	Restoration of Account - If an employee receives a cashout distribution pursuant to this section and resumes employment covered under this plan before he incurs 5 consecutive one-year breaks in service, his employer-derived account balance shall be restored to the amount on the date of distribution, if he repays to the plan the full amount of the distribution attributable to employer contributions before the earlier of 5 years after the first date on which he is subsequently re-employed by the employer, or the date he incurs 5 consecutive one-year breaks in service following the date of the distribution. If an employee is deemed to receive a distribution pursuant to this Section 4.2(b), and he resumes employment covered unto this plan before he incurs 5 consecutive one-year breaks in service, upon the reemployment of such employee, his employer-derived account balance will be restored to the amount on the date of such deemed distribution.

(c)	(1)	Forfeitures - If a participant terminates employment before his account balance derived from employer contributions is fully vested, the nonvested portion of his account shall be forfeited on the earlier of:

(A)	The last day of the vesting computation period in which the participant first incurs 5 consecutive one-year breaks in service, or

(B)	The date the participant receives his entire vested accrued benefit.

If a participant returns to employment with the employer, and if the forfeited amount is restored pursuant to subparagraph (b), then any amount required to restore such forfeitures shall be deducted from forfeitures occurring in the plan year of restoration. If forfeitures are insufficient for the restoration, the employer may make a contribution to the plan for such plan year to satisfy the restoration. However, by the end of the plan year following the plan year of restoration, sufficient forfeitures or shall be credited to the account to satisfy the restoration.

(2)	Disposition of Forfeitures - Forfeitures of employer contribution accounts shall be reallocated among the eligible active participants at the end of the plan year in which such forfeitures occur in accordance with the allocation procedures set forth in Section 3.2.

(d)	Withdrawal of Employee Contributions - No forfeitures shall occur solely as a result of an employee's withdrawal of employee contributions.

(e)	Unclaimed Benefits

(1)	Forfeiture - The plan does not require the trustee or the plan administrator to search for, or to ascertain the whereabouts of, any participant or beneficiary. At the time the participant's or beneficiary's benefit becomes distributable under the plan, the plan administrator, by certified or registered mail addressed to his last known address of record, shall notify any participant or beneficiary that he is entitled to a distribution under this plan. If the participant or beneficiary fails to claim his distributive share or make his whereabouts known in writing to the plan administrator within twelve months from the date of mailing of the notice, the plan administrator shall treat the participant's or beneficiary's unclaimed payable accrued benefit as forfeited and shall reallocate such forfeiture in accordance with paragraph (c)(2). A forfeiture under this paragraph shall occur at the end of the notice period or, if later, the earliest date applicable Treasury regulations would permit the forfeiture. These forfeiture provisions apply solely to the participant's or beneficiary's accrued benefit derived from employer contributions.

(2)	Restoration - If a participant or beneficiary who has incurred a forfeiture of his accrued benefit under the provisions of this subsection makes a claim, at any time, for his forfeited accrued benefit, the plan administrator shall restore the participant's or beneficiary's forfeited accrued benefit to the same dollar amount as the dollar amount of the accrued benefit forfeited, unadjusted for any gains or losses occurring after the date of the forfeiture. The plan administrator shall make the restoration during the plan year in which the participant or beneficiary makes the claim from forfeitures occurring in that plan year. If forfeitures are insufficient for the restoration, the employer shall make a contribution to the plan to satisfy the restoration. The plan administrator shall direct the trustee to distribute the participant's or beneficiary's restored accrued benefit to him not later than 60 days after the close of the plan year in which the plan administrator restores the forfeited accrued benefit.

Section 4.3	Payment of Participant Accounts

(a)	Time of Payment

(1)	Commencement of Benefits - Unless the participant elects otherwise, distribution of benefits shall begin no later than the 60th day after the latest of the close of the plan year in which:

(A)	The participant attains age 65 (or the planOs normal retirement age, if earlier);

(B)	Occurs the 10th anniversary of the year in which the participant commenced participation in the plan; or

(C)	the participant terminates service with the employer, (i.e. late retirement).

Notwithstanding the foregoing, the failure of a participant (and spouse where the spouse's consent is required) to consent to a distribution while a benefit is immediately distributable, within the meaning of Section 5.3(c), shall be deemed to be an election to defer commencement of payment of any benefit sufficient to satisfy this section.

(2)	Payment Upon Retirement, Disability, or Death - Subject to the provisions set forth in subparagraph (1), in the Joint and Survivor Requirements of
Section 5.3 and in the Distribution Requirements of Section 5.4, if the participant terminates employment due to retirement, disability or death, his account(s) shall be paid as soon as administratively possible after the occurrence of the event creating the right to a distribution.

(3)	Payment Upon Other Termination of Employment - Subject to the provisions set forth in subparagraph (1), in the Joint and Survivor Requirements of
Section 5.3 and in the Distribution Requirements of Section 5.4, if the participant terminates employment other than by retirement, disability or death, his account(s) shall be paid as soon as administratively possible after the end of the plan year in which severance occurs. However, if the vested account exceeds $3,500, no distribution shall be made until the participant attains age 60.

(b)	Distribution of Benefits

(1)	The administrator, pursuant to the written election of the participant
(or if no election has been made prior to the participant's death, by his beneficiary), shall direct the trustee to distribute to a participant or his beneficiary any amount to which he is entitled under the plan in one of the following methods:

(A)	One lump-sum payment;

(B)	Payments over a period certain in monthly, quarterly, semiannual, or annual installments. The period over which such payment is to be made shall not extend beyond the earlier of the participant's life expectancy
(or the life expectancy of the participant and his designated beneficiary) or the limited distribution period provided for in (3) below.

(2)	On or after January 1, 1993, any payment meeting the requirements of an eligible rollover distribution may be paid directly in a direct rollover at the election of the distributee, at the time and in the manner provided by the plan administrator, to an eligible retirement plan specified by the distributee.

(A)	Eligible Rollover Distribution - An eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Code Section 401(a)(9); the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities) and dividends paid on employer securities as described in Code Section 404(k).

(B)	Eligible Retirement Plan - An eligible retirement plan is an individual retirement account described in Code Section 408(a), an individual retirement annuity described in Code Section 408(b), an annuity plan described in Code
Section 403(a), or a qualified trust described in Code Section 401(a), that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

(C)	Distributee - A distributee includes an employee or former employee.  In addition, the employee's or former employee's surviving spouse and the employee's or former employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Code Section 414(p), are distributees with regard to the interest of the spouse or former spouse.

(D)	Direct Rollover - A direct rollover is a payment by the plan to the eligible retirement plan specified by the distributee.

(3)	Unless the participant elects in writing a longer distribution period, distributions to a participant or his beneficiary attributable to company stock shall be in substantially equal monthly, quarterly, semiannual, or annual installments over a period not longer than five years. In the case of a participant with an account balance attributable to company stock in excess of $500,000, the five year period shall be extended one additional year (but not more than five additional years) for each $100,000 or fraction thereof by which such balance exceeds $500,000. The dollar limits shall be adjusted at the same time and in the same manner as provided in Code Section 415(d).

(4)	If installment payments are to be made from the fund in cash, the plan administrator shall direct the trustee to segregate all or any part of the participant's accrued benefit in a separate account. The trustee will invest such participant's segregated account in federally insured interest bearing savings account(s) or time deposit(s) (or a combination of both), or in other fixed income investments. A segregated account remains a part of the trust, but it alone shares in any income it earns, and it alone bears any expense or loss it incurs.

(5)	Distribution must comply with the Distribution Requirements of Section
5.4 and the Joint and Survivor Requirements of Section 5.3. However, only the provisions of Section 5.3(c) and (f) of the Joint and Survivor Requirements are applicable to a distribution under this plan as in force since its inception.

(6)	Notwithstanding the above, if the vested employer contribution is no more than $3,500, the benefit shall automatically be paid in a lump sum.

(c)	General Payment Provisions

(1)	Any part of a participant's benefit which is retained in the plan after the allocation date on which his participation ends will continue to be treated as a company stock account, other investment account, or directed investment account subject to Section 4.2(a)(6)(A). No further employer contributions or forfeitures will be credited. However, the company stock account shall continue to be credited with any dividends declared applicable to the company stock remaining in such account until the entire account has been distributed to the participant.

(2)	All distributions due to be made under this plan shall be made on the basis of the amount to the credit of the participant as of the accounting date coincident with or preceding the occurrence of the event calling for a distribution.

If a distributable event occurs after an allocation date and before allocations have been made to the account of the participant, the distribution shall also include the amounts allocable to the account as of such allocation date.

(3)	If any person entitled to receive benefits hereunder is physically or mentally incapable of receiving or acknowledging receipt thereof, and if a legal representative has been appointed for him, the plan administrator may direct the benefit payment to be made to such legal representative.

(4)	In the event a distribution is to be made to a minor, then the administrator may direct that such distribution be paid to the legal guardian, or if none, to a parent of such beneficiary or a responsible adult with whom the beneficiary maintains his residence, or to the custodian for such beneficiary under the Uniform Gift to Minors Act or the Gift to Minors Act, if such is permitted by the laws of the state in which said beneficiary resides. Such a payment to the legal guardian, custodian or parent of a minor beneficiary shall fully discharge the trustee, employer, and plan from further liability on account thereof.

(5)	Each optional form of benefit provided under the plan shall be made available to all participants on a nondiscriminatory basis. The plan may not retroactively reduce or eliminate optional forms of benefits and any other Code Section 411(d)(6) protected benefits, except as provided in Regulation section 1.411(d)-4, Q&A-2(d). Any reduction or elimination of optional forms of benefits shall apply only to benefits accrued after the effective date of such change.


Section 4.4	Form of Distribution

(a)	Distribution of a participant's benefit may be made in cash or company stock or both, provided, however, that if a participant or beneficiary so demands, such benefit (other than company stock reinvested pursuant to Section 3.5(c)) shall be distributed only in the form of company stock.
Prior to making a distribution of benefits, the administrator shall advise the participant or his beneficiary, in writing, of the right to demand that benefits be distributed solely in company stock.

(b)	If a participant or beneficiary demands that benefits be distributed solely in company stock, distribution of a participant's benefit will be made entirely in whole shares or other units of company stock. If the company stock consists of more than one class, the participant will receive substantially the same proportion of each such class. Any balance in a participant's other investments account will be applied to acquire for distribution the maximum number of whole shares or other units of company stock at the then fair market value. Any fractional unit value unexpended will be distributed in cash. If company stock is not available for purchase by the trustee, then the trustee shall hold such balance until company stock is acquired and then make such distribution, subject to Sections 4.3(a)(1),
5.3 and 5.4.

For the purpose of determining the value of a fractional unit, the value shall be based on the closing price per share as reported on the New York Stock Exchange consolidated tape on the last trading of the month immediately preceding the month in which such distribution is made.

(c)	The trustee shall make distribution from the trust only on instructions from the administrator.

(d)	Put Option - Shares of company stock are currently publicly traded securities. In the event the securities cease to be publicly traded or become subject to certain restrictions so that the securities are not freely tradable, then the employer will honor a put option for such securities. In that event, employer's obligation to purchase distributed company stock shall be as described in Section 5.7(e).

(e)	Right of First Refusal - In the event the securities are not publicly traded, any company stock distributed to a participant or his beneficiary shall be subject to a right of first refusal for the purchase of such securities in favor of the employer and the trust fund in accordance with
Section 5.7(d).


Section 4.5 	In-Service Payments

(a)	Withdrawals - A participant may withdraw amounts from his account(s)
before his separation from service only under the circumstances and only to the extent provided below.

No payments other than cash dividends on shares of company stock paid pursuant to Section 3.5(a) and distributions pursuant to an election under
Section 3.5(c) shall be made before separation from service.

(b)	Participant Loans  - No participant loans shall be permitted under the plan.


Section 4.6	Distributions under Domestic Relations Orders

Nothing contained in this plan prevents the trustee, in accordance with the direction of the plan administrator, from complying with the provisions of a qualified domestic relations order (as defined in Code Section 414(p)).

A distribution will not be made to an alternate payee until the participant attains (or would have attained) his earliest retirement age. For this purpose, earliest retirement age means the earlier of: (1) the date on which the participant is entitled to a distribution under this plan; or
(2) the later of the date the participant attains age 50 or the earliest date on which the participant could begin receiving benefits under this plan if the participant separated from service.

Nothing in this Section gives a participant a right to receive distribution at a time otherwise not permitted under the plan nor does it permit the alternate payee to receive a form of payment not otherwise permitted under the plan.

The plan administrator shall establish reasonable procedures to determine the qualified status of a domestic relations order. Upon receiving a domestic relations order, the plan administrator promptly will notify the participant and any alternate payee named in the order, in writing, of the receipt of the order and the plan's procedures for determining the qualified status of the order. Within a reasonable period of time after receiving the domestic relations order, the plan administrator shall determine the qualified status of the order and shall notify the participant and each alternate payee, in writing, of its determination. The plan administrator shall provide notice under this paragraph by mailing to the individual's address specified in the domestic relations order, or in a manner consistent with Department of Labor regulations.

If any portion of the participant's nonforfeitable accrued benefit is payable during the period the plan administrator is making its determination of the qualified status of the domestic relations order, the plan administrator shall make a separate accounting of the amounts payable. If the plan administrator determines the order is a qualified domestic relations order within 18 months of the date amounts first are payable following receipt of the order, it shall direct the trustee to distribute the payable amounts in accordance with the order. If the plan administrator does not make its determination of the qualified status of the order within the 18-month determination period, it shall direct the trustee to distribute the payable amounts in the manner the plan would distribute if the order did not exist and will apply the order prospectively if it later determines the order is a qualified domestic relations order.

To the extent it is not inconsistent with the provisions of the qualified domestic relations order, the plan administrator may direct the trustee to invest any partitioned amount in a segregated subaccount or separate account and to invest the account in Federally insured, interest-bearing savings account(s) or time deposit(s) (or a combination of both), or in other fixed income investments. A segregated subaccount remains a part of the trust, but it alone shares in any income it earns, and it alone bears any expense or loss it incurs. The trustee will make any payments or distributions under this section by separate benefit checks or other separate distribution to the alternate payee(s).

ARTICLE V   ADDITIONAL QUALIFICATION RULES                           	B1

5.1	Limitations on Allocations under Code Section 415	                B1
5.2	Control of Trades or Businesses by Owner-Employee	                B5
5.3	Joint and Survivor Annuity Requirements	                          B6
5.4	Distribution Requirements	                                       B11
5.5	Top Heavy Provisions	                                            B16
5.6	Deductible Voluntary Employee Contributions	                     B19
5.7	Stock Bonus Plan Distribution Options	                           B20

ARTICLE VI   ADMINISTRATION OF THE PLAN	                             B23

6.1	Fiduciary Responsibility	                                        B23
6.2	Plan Administrator	                                              B24
6.3	Claims Procedure	                                                B25
6.4	Trust Fund	                                                      B26
6.5	Investment Policy	                                               B26
6.6	Transactions Involving Company Stock	                            B27
6.7	Valuation of the Trust Fund	                                     B28
6.8	Voting Company Stock	                                            B29

ARTICLE VII   AMENDMENT AND TERMINATION OF PLAN	                     B30

7.1	Right to Discontinue and Amend	                                  B30
7.2	Amendments	                                                      B30
7.3	Protection of Benefits in Case of Plan Merger	                   B31
7.4	Termination of Plan                                             	B31

ARTICLE VIII   MISCELLANEOUS PROVISIONS	                             B32

8.1	Exclusive Benefit - Non-Reversion	                               B32
8.2	Inalienability of Benefits	                                      B32
8.3 	Employer-Employee Relationship	                                 B32
8.4 	Binding Agreement	                                              B32
8.5	Separability	                                                    B33
8.6	Construction	                                                    B33
8.7	Copies of Plan	                                                  B33
8.8	Interpretation	                                                  B33

                 ARTICLE V   ADDITIONAL QUALIFICATION RULES


Section 5.1	Limitations on Allocations under Code Section 415

(a)	Single Plan Limitations

(1)	If the participant does not participate in, and has never participated in another qualified plan maintained by the employer or a welfare benefit fund, as defined in Code Section 419(e) maintained by the employer, or an individual medical account, as defined in Code Section 415(l)(2), maintained by the employer, which provides an annual addition as defined in Section 5.1(d)(1), the amount of annual additions which may be credited to the participant's account for any limitation year will not exceed the lesser of the maximum permissible amount or any other limitation contained in this plan. If the employer contribution that would otherwise be contributed or allocated to the participant's account would cause the annual additions for the limitation year to exceed the maximum permissible amount, the amount contributed or allocated will be reduced so that the annual additions for the limitation year will equal the maximum permissible amount.

(2)	Prior to determining the participant's actual compensation for the limitation year, the employer may determine the maximum permissible amount for a participant on the basis of a reasonable estimation of the participant's compensation for the limitation year, uniformly determined for all participants similarly situated.

(3)	As soon as is administratively feasible after the end of the limitation year, the maximum permissible amount for the limitation year will be determined on the basis of the participant's actual compensation for the limitation year.

(4)	If pursuant to Section 5.1(a)(3) or as a result of the allocation of forfeitures, there is an excess amount the excess will be disposed of as follows:

(A)	Any nondeductible voluntary employee contributions, to the extent they would reduce the excess amount, will be returned to the participant;

(B)	If after the application of paragraph (A) an excess amount still exists, the excess amount in the participant's account shall be reallocated to the remaining participants who are eligible for an allocation of employer contribution for the plan year in which the limitation year ends, but only to the extent that such reallocation will not exceed the maximum permissible amount of each such remaining participant.

(C)	If after the application of paragraph (B) an excess amount still exists, the excess amount will be held unallocated in a suspense account. The suspense account will be applied to reduce future employer contributions for all participants in the next limitation year, and each succeeding limitation year if necessary.

(D)	If a suspense account is in existence at any time during a limitation year pursuant to this Section 5.1(a)(4), it will not participate in the allocation of the trust's investment gains and losses. If a suspense account is in existence at any time during a particular limitation year, all amounts in the suspense account must be allocated and reallocated to participants' accounts before any employer or any employee contributions may be made to the plan for that limitation year. Excess amounts may not be distributed to participants or former participants.

(b)	Combined Limitations - Other Defined Contribution Plan

(1)	This Subsection applies if, in addition to this plan, the participant is covered under another qualified defined contribution plan maintained by the employer, a welfare benefit fund, as defined in Code Section 419(e) maintained by the employer, or an individual medical account, as defined in Code Section 415(l)(2), maintained by the employer, which provides an annual addition as defined in Section 5.1(d)(1), during any limitation year. The annual additions which may be credited to a participant's account under this plan for any such limitation year will not exceed the maximum permissible amount reduced by the annual additions credited to a participant's account under the other plans and welfare benefit funds for the same limitation year. If the annual additions with respect to the participant under other defined contribution plans and welfare benefit funds maintained by the employer are less than the maximum permissible amount and the employer contribution that would otherwise be contributed or allocated to the participant's account under this plan would cause the annual additions for the limitation year to exceed this limitation, the amount contributed or allocated will be reduced so that the annual additions under all such plans and funds for the limitation year will equal the maximum permissible amount. If the annual additions with respect to the participant under such other defined contribution plans and welfare benefit funds in the aggregate are equal to or greater than the maximum permissible amount, no amount will be contributed or allocated to the participant's account under this plan for the limitation year.

(2)	Prior to determining the participant's actual compensation for the limitation year, the employer may determine the maximum permissible amount for a participant in the manner described in Section 5.1(a)(2).

(3)	As soon as is administratively feasible after the end of the limitation year, the maximum permissible amount for the limitation year will be determined on the basis of the participant's actual compensation for the limitation year.

(4)	If, pursuant to Section 5.1(b)(3) or as a result of the allocation of forfeitures, a participant's annual additions under this plan and such other plans would result in an excess amount for a limitation year, the excess amount will be deemed to consist of the annual additions last allocated, except that annual additions attributable to a welfare benefit fund or individual medical account will be deemed to have been allocated first regardless of the actual allocation date.

(5)	If an excess amount was allocated to a participant on an allocation date of this plan which coincides with an allocation date of another plan, the excess amount will be disposed of in the manner provided in Section 3.1(c).

(6)	Any excess amount attributed to this plan will be disposed of in the manner described in Section 5.1(a)(4).

(c)	Combined Limitations - Other Defined Benefit Plan

If the employer maintains, or at any time maintained, a qualified defined benefit plan covering any participant in this plan, the sum of the participant's defined benefit plan fraction and defined contribution plan fraction will not exceed 1.0 in any limitation year. Any excess amounts shall be disposed of in the manner provided in Section 3.1(c). Any excess amount attributed to this plan will be disposed of in the manner described in Section 5.1(a)(4).

(d)	Definitions  (Code Section 415 Limitations)

(1)	Annual Additions - The sum of the following amounts credited to a participant's account for the limitation year:

(A) 	employer contributions,

(B) 	employee contributions,

(C) 	forfeitures, and

(D)	 amounts allocated, after March 31, 1984, to an individual medical account, as defined in Code Section 415(l)(2), which is part of a pension or annuity plan maintained by the employer are treated as annual additions to a defined contribution plan. Also amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post-retirement medical benefits, allocated to the separate account of a key employee, as defined in Code Section 419(e), maintained by the employer are treated as annual additions to a defined contribution plan.

For this purpose, any excess amount applied under Section 5.1(a)(4) or (b)(6) in the limitation year to increase the accounts of participants who did not have an excess amount or to reduce employer contributions will be considered annual additions for such limitation year.

Further, annual additions shall not include proceeds from the sale of company stock as such proceeds constitute earnings on a plan asset allocable as such.

(2)	Compensation - A participant's earned income and any earnings reportable as W-2 wages for Federal income tax withholding purposes.

For limitation years beginning after December 31, 1991, for purposes of applying the limitations of this Section 5.1, compensation for a limitation year is the compensation actually paid or includible in gross income during such limitation year.

Notwithstanding the preceding sentence, compensation for a participant in a defined contribution plan who is permanently and totally disabled (as defined in Code Section 22(e)(3)) is the compensation such participant would have received for the limitation year if the participant had been paid at the rate of compensation paid immediately before becoming permanently and totally disabled; such imputed compensation for the disabled participant may be taken into account only if the participant is not a highly compensated employee (as defined in Code Section 414(q) and contributions made on behalf of such participant are nonforfeitable when made.

(3)	Defined Benefit Fraction -  A fraction, the numerator of which is the sum of the participant's projected annual benefits under all the defined benefit plans (whether or not terminated) maintained by the employer, and the denominator of which is the lesser of 125 percent of the dollar limitation determined for the limitation year under Code Sections 415(b) and
(d) or 140 percent of the highest average compensation, including any adjustments under Code Section 415(b).

Notwithstanding the above, if the participant was a participant as of the first day of the first limitation year beginning after December 31, 1986, in one or more defined benefit plans maintained by the employer which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125 percent of the sum of the annual benefits under such plans which the participant had accrued as of the close of the last limitation year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Code Section 415 for all limitation years beginning before January 1, 1987.

(4)	Defined Contribution Dollar Limitation -  $30,000 or if greater, one-
fourth of the defined benefit dollar limitation set forth in Code Section 415(b)(1) as in effect on January 1 of each calendar year with respect to the limitation year ending with or within such calendar year.

(5)	Defined Contribution Fraction -  A fraction, the numerator of which is the sum of the annual additions to the participant's account under all the defined contribution plans (whether or not terminated) maintained by the employer for the current and all prior limitation years (including the annual additions attributable to the participant's nondeductible employee contributions to all defined benefit plans, whether or not terminated, maintained by the employer, and the annual additions attributable to all welfare benefit funds, as defined in Code Section 419(e), and individual medical accounts, as defined in Code Section 415(1)(2), maintained by the employer), and the denominator of which is the sum of the maximum aggregate amounts for the current and all prior limitation years of service with the employer (regardless of whether a defined contribution plan was maintained by the employer). The maximum aggregate amount in any limimtation year is the lesser of 125 percent of the dollar limitation determined under Code Sections 415(b) and (d) in effect under Code Section 415(c)(1)(A) or 35 percent of the participant's compensation for such year.

If the employee was a participant as of the end of the first day of the first limitation year beginning after December 31, 1986, in one or more defined contribution plans maintained by the employer which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit fraction would otherwise exceed 1.0 under the terms of this plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last limitation year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plan made after May 5, 1986, but using the Code Section 415 limitation applicable to the first limitation year beginning on or after January 1, 1987.

The annual addition for any limitation year beginning before January 1, 1987, shall not be recomputed to treat all employee contributions as annual additions.

(6)	Employer - For purposes of this Section 5.1, employer shall mean the employer that adopts this plan, and all members of a controlled group of corporations (as defined in Code Section 414(b) as modified by Section 415(h)), all commonly controlled trades or businesses (as defined in Code
Section 414(c) as modified by Section 415(h)) or affiliated service groups (as defined in Code Section 414(m)) of which the adopting employer is a part, and any other entity required to be aggregated with the employer pursuant to regulations under Code Section 414(o).

(7)	Excess Amount - The excess of the participant's annual additions for the limitation year over the maximum permissible amount.

(8)	Highest Average Compensation - The average compensation for the three consecutive years of service with the employer that produces the highest average. A year of service with the employer is the 12-consecutive month period coinciding with the plan year.

(9)	Limitation Year - A calendar year, or the 12-consecutive month period coinciding with the plan year, unless the employer adopts another 12-consecutive month period by means of a written resolution. All qualified plans maintained by the employer must use the same limitation year. If the limitation year is amended to a different 12-consecutive month period, the new limitation year must begin on a date within the limitation year in which the amendment is made.

(10)	Maximum Permissible Amount - The maximum annual addition that may be contributed or allocated to a participant's account under the plan for any limitation year shall not exceed the lesser of:

(A)	the defined contribution dollar limitation as defined in Subsection
    (d)(4), or

(B)	25 percent of the participant's compensation for the limitation year.

The compensation limitation referred to in (B) shall not apply to any contribution for medical benefits (within the meaning of Code Section 401(h) or Code Section 419A(f)(2)) which is otherwise treated as an annual addition under Code Section 415(l)(1) or 419A(d)(2).

For limitation years beginning prior to July 13, 1989, the dollar limitation referred to in (A) shall be increased by the lesser of the dollar amount determined under (A) or the amount of company stock contributed, or purchased with cash contributed. The dollar amount shall be increased provided no more than one-third of the employer's contributions for the year were allocated to highly compensated employees.

If a short limitation year is created because of an amendment changing the limitation year to a different 12-consecutive month period, the maximum permissible amount will not exceed the defined contribution dollar limitation multiplied by the following fraction:

                 Number of months in the short limitation year
                                       12

(11)	Projected Annual Benefit - The annual retirement benefit (adjusted to an actuarially equivalent straight life annuity if such benefit is expressed in a form other than a straight life annuity or qualified joint and survivor annuity) to which the participant would be entitled under the terms of the plan assuming:

(A)	the participant will continue employment until normal retirement age under the plan (or current age, if later), and

(B)	the participant's compensation for the current limitation year and all other relevant factors used to determine benefits under the plan will remain constant for all future limitation years.


Section 5.2	Control of Trades or Businesses by Owner-Employee

If this plan provides contributions or benefits for one or more owner-employees who control both the business for which this plan is established and one or more other trades or businesses, this plan and the plan established for other trades or businesses must, when looked at as a single plan, satisfy Code Sections 401(a) and (d) for the employees of this and all other trades or businesses.

If the plan provides contributions or benefits for one or more owner-employees who control one or more other trades or businesses, the employees of the other trades or businesses must be included in a plan which satisfies Code Sections 401(a) and (d) and which provides contributions and benefits not less favorable than those provided for owner-employees under this plan.

If an individual is covered as an owner-employee under the plans of two or more trades or businesses which are not controlled and the individual controls a trade or business, then the contributions or benefits of the employees under the plan of the trades or businesses which are controlled must be as favorable as those provided for him under the most favorable plan of the trade or business which is not controlled.

For purposes of the preceding paragraphs, an owner-employee, or two or more owner-employees, will be considered to control a trade or business if the owner-employee, or two or more owner-employees together:

(1)	own the entire interest in an unincorporated trade or business, or

(2)	in the case of a partnership, own more than 50 percent of either the capital interest or the profits interest in the partnership.

For purposes of the preceding sentence, an owner-employee, or two or more owner-employees, shall be treated as owning any interest in a partnership which is owned, directly or indirectly, by a partnership which such owner-employee, or such two or more owner-employees, are considered to control within the meaning of the preceding sentence.


Section 5.3	Joint and Survivor Annuity Requirements

The provisions of this Section 5.3 shall apply to any participant who is credited with at least one hour of service with the employer on or after August 23, 1984, and such other participants as provided in Paragraph (g). However, with respect to any participant meeting the conditions of Section 5.3(f), only Section 5.3(c) and (f) shall apply.

(a)	Qualified Joint and Survivor Annuity - Unless an optional form of benefit is selected pursuant to a qualified election within the 90-day period ending on the annuity starting date, a married participant's vested account balance will be paid in the form of a qualified joint and survivor annuity and an unmarried participant's vested account balance will be paid in the form of a life annuity with a ten year guaranteed period. The participant may elect to have such annuity distributed upon attainment of the earliest retirement age under the plan.

(b)	Qualified Preretirement Survivor Annuity - Unless an optional form of benefit has been selected within the election period pursuant to a qualified election, if a participant dies before the annuity starting date, the participant's vested account balance shall be applied toward the purchase of an annuity for the life of the surviving spouse. The surviving spouse may elect to have such annuity distributed within a reasonable period after the participant's death.

(c)	Restrictions on Immediate Distributions - If the value of a participant's vested account balance derived from employer and employee contributions exceeds (or at the time of any prior distribution exceeded) $3,500, and the account balance is immediately distributable, the participant and the participant's spouse (or where either the participant or the spouse has died, the survivor) must consent to any distribution of such account balance.
The consent of the participant and the participant's spouse shall be obtained in writing within the 90-day period ending on the annuity starting date. The annuity starting date is the first day of the first period for which an amount is paid as an annuity or any other form. The plan administrator shall notify the participant and the participant's spouse of the right to defer any distribution until the participant's account balance is no longer immediately distributable. Such notification shall include a general description of the material features, and an explanation of the relative values of, the optional forms of benefit available under the plan in a manner that would satisfy the notice requirements of Code Section 417(a)(3), and shall be provided no less than 30 days and no more than 90 days prior to the annuity starting date.

Notwithstanding the foregoing, only the participant need consent to the commencement of a distribution in the form of a qualified joint and survivor annuity while the account balance is immediately distributable. Furthermore, if payment in the form of a qualified joint and survivor annuity is not required with respect to the participant pursuant to Paragraph (f) of this Subsection 5.3, only the participant need consent to the distribution of an account balance that is immediately distributable. Neither the consent of the participant nor the participant's spouse shall be required to the extent that a distribution is required to satisfy Code Section 401(a)(9) or Section 415. In addition, upon termination of this plan if the plan does not offer an annuity option (purchased from a commercial provider) and if the employer or any entity within the same controlled group as the employer does not maintain another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)), the participant's account balance may, without the participant's consent, be distributed to the participant. However, if any entity within the same controlled group as the employer maintains another defined contribution plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)), the participant's account balance will be transferred, without the participant's consent, to the other plan if the participant does not consent to an immediate distribution.

An account balance is immediately distributable if any part of the account balance could be distributed to the participant (or surviving spouse) before the participant attains (or would have attained if not deceased) the later of normal retirement age or age 62.

(d)	Definitions (Code Section 417 Requirements)

(1)	Election Period - The period which begins on the first day of the plan year in which the participant attains age 35 and ends on the date of the participant's death. If a participant separates from service prior to the first day of the plan year in which age 35 is attained, with respect to the account balance as of the date of separation, the election period shall begin on the date of separation.

(2)	Pre-age 35 Waiver - A participant who will not yet attain age 35 as of the end of any current plan year may make a special qualified election to waive the qualified preretirement survivor annuity for the period beginning on the date of such election and ending on the first day of the plan year in which the participant will attain age 35. Such election shall not be valid unless the participant receives a written explanation of the qualified preretirement survivor annuity in such terms as are comparable to the explanation required under Paragraph (e)(1). Qualified preretirement survivor annuity coverage will be automatically reinstated as of the first day of the plan year in which the participant attains age 35. Any new waiver on or after such date shall be subject to the full requirements of this Subsection 5.3.

(3)	Earliest Retirement Age - The earliest date on which, under the plan, the participant could elect to receive retirement benefits.

(4)	Qualified Election - A waiver of a qualified joint and survivor annuity or a qualified preretirement survivor annuity. Any waiver of a qualified joint and survivor annuity or a qualified preretirement survivor annuity shall not be effective unless: (a) the participant's spouse consents in writing to the election; (b) the election designates a specific beneficiary, including any class of beneficiaries or any contingent beneficiaries, which may not be changed without spousal consent (or the spouse expressly permits designations by the participant without any further spousal consent); (c) the spouse's consent acknowledges the effect of the election; and (d) the spouse's consent is witnessed by a plan representative or notary public. Additionally, a participant's waiver of the qualified joint and survivor annuity shall not be effective unless the election designates a form of benefit payment which may not be changed without spousal consent (or the spouse expressly permits designations by the participant without any further spousal consent). If it is established to the satisfaction of a plan representative that there is no spouse or that the spouse cannot be located, a waiver will be deemed a qualified election.

Any consent by a spouse obtained under this provision (or establishment that the consent of a spouse may not be obtained) shall be effective only with respect to such spouse. A consent that permits designations by the participant without any requirement of further consent by such spouse must acknowledge that the spouse has the right to limit consent to a specific beneficiary, and a specific form of benefit where applicable, and that the spouse voluntarily elects to relinquish either or both of such rights. A revocation of a prior waiver may be made by a participant without the consent of the spouse at any time before the commencement of benefits. The number of revocations shall not be limited. No consent obtained under this provision shall be valid unless the participant was received notice as provided in Paragraph (e).

(5)	Qualified Joint and Survivor Annuity - An immediate annuity for the life of the participant with a survivor annuity for the life of the spouse which is not less than 50 percent and not more than 100 percent of the amount of the annuity which is payable during the joint lives of the participant and the spouse and which is the amount of benefit which can be purchased with the participant's vested account balance. The percentage of the survivor annuity under the plan shall be 50% (unless a different percentage is elected by the participant).

(6)	Spouse (Surviving Spouse) - The spouse or surviving spouse of the participant, provided that a former spouse will be treated as the spouse or surviving spouse and a current spouse will not be treated as the spouse or surviving spouse to the extent provided under a qualified domestic relations order as described in Code Section 414(p).

(7)	Annuity Starting Date - The first day of the first period for which an amount is paid as an annuity or any other form.

(8)	Vested Account Balance - The aggregate value of the participant's vested account balances derived from employer and employee contributions (including rollovers), whether vested before or upon death, including the proceeds of insurance contracts, if any, on the participant's life. The provisions of this Subsection 5.3 shall apply to a participant who is vested in amounts attributable to employer contributions, employee contributions (or both) at the time of death or distribution.

(e)	Notice Requirements

(1)	In the case of a qualified joint and survivor annuity, the plan administrator shall no less than 30 days and no more than 90 days prior to the annuity starting date provide each participant a written explanation of:
(i) the terms and conditions of a qualified joint and survivor annuity; (ii) the participant's right to make and the effect of an election to waive the qualified joint and survivor annuity form of benefit; (iii) the rights of a participant's spouse; and (iv) the right to make, and the effect of, a revocation of a previous election to waive the qualified joint and survivor annuity.

(2)	In the case of a qualified preretirement survivor annuity as described in Paragraph (b) of this Subsection, the plan administrator shall provide each participant within the applicable period for such participant a written explanation of the qualified preretirement survivor annuity in such terms and in such manner as would be comparable to the explanation provided for meeting the requirements of Paragraph (e)(1) applicable to a qualified joint and survivor annuity.

The applicable period for a participant is whichever of the following periods ends last: (i) the period beginning with the first day of the plan year in which the participant attains age 32 and ending with the close of the plan year preceding the plan year in which the participant attains age 35; (ii) a reasonable period ending after the individual becomes a participant; (iii) a reasonable period ending after Paragraph (e)(3) ceases to apply to the participant; (iv) a reasonable period ending after this Subsection 5.3 first applies to the participant. Notwithstanding the foregoing, notice must be provided within a reasonable period ending after separation from service in the case of a participant who separates from service before attaining age 35.

For purposes of applying the preceding paragraph, a reasonable period ending after the enumerated events described in (ii), (iii) and (iv) is the end of the two-year period beginning one year prior to the date the applicable event occurs, and ending one year after that date. In the case of a participant who separates from service before the plan year in which he attains age 35, notice shall be provided within the two-year period beginning one year prior to separation and ending one year after separation. If such a participant thereafter returns to employment with the employer, the applicable period for such participant shall be redetermined.

(3)	Notwithstanding the other requirements of this Paragraph (e), the respective notices prescribed by this Paragraph need not be given to a participant if (1) the plan "fully subsidizes" the costs of a qualified joint and survivor annuity or qualified preretirement survivor annuity, and
(2) the plan does not allow the participant to waive the qualified joint and survivor annuity or qualified preretirement survivor annuity and does not allow a married participant to designate a nonspouse beneficiary. For purposes of this Subparagraph (e)(3), a plan fully subsidizes the costs of a benefit if no increase in cost, decrease in benefits to the participant may result from the participant's failure to elect another benefit.

(f)	Safe Harbor Rules

This Paragraph (f) shall apply to a participant in a profit-sharing plan or stock bonus plan, and to any distribution, made on or after the first day of the first plan year beginning after December 31, 1988, from or under a separate account attributable solely to accumulated deductible employee contributions, as defined in Code Section 72(o)(5)(B), and maintained on behalf of a participant in a money purchase pension plan, (including a target benefit plan) if the following conditions are satisfied: (1) the participant does not or cannot elect payments in the form of a life annuity; and (2) on the death of a participant, the participant's vested account balance will be paid to the participant's surviving spouse, but if there is no surviving spouse, or if the surviving spouse has consented in a manner conforming to a qualified election, then to the participant's designated beneficiary. The surviving spouse may elect to have distribution of the vested account balance commence within the 90-day period following the date of the participant's death. The account balance shall be adjusted for gains or losses occurring after the participant's death in accordance with the provisions of the plan governing the adjustment of account balances for other types of distributions. This paragraph (f) shall not be operative with respect to a participant in a profit-sharing plan or stock bonus plan if the plan is a direct or indirect transferee of a definded benefit plan, money purchase plan, target benefit plan, stock bonus plan, or profit-sharing plan which is subject to the survivor annuity requirements of Code Section 401(a)(11) and section 417. If this Paragraph (f) is operative, then the provisions of this Subsection 5.3, other than Paragraph (g) shall be inoperative.

(1)	The participant may waive the spousal death benefit described in this
Paragraph (f) at any time provided that no such waiver shall be effective unless it satisfies the conditions of Paragraph (d)(4) (other than the notification requirement referred to therein) that would apply to the participant's waiver of the qualified preretirement survivor annuity.

(2)	For purposes of this Paragraph (f), vested account balance shall mean, in the case of a money purchase pension plan or a target benefit plan, the participant's separate account balance attributable solely to accumulated deductible employee contributions within the meaning of Code Section 72(o)
(5)(B). In the case of a profit-sharing plan or stock bonus plan, vested account balance shall have the same meaning as provided in Paragraph (d)(8).

(g)	Transitional Rules

(1)	Any living participant not receiving benefits on August 23, 1984, who would otherwise not receive the benefits prescribed by the previous Paragraphs of this Subsection 5.3 must be given the opportunity to elect to have the prior Paragraphs of this Subsection apply if such participant is credited with at least one hour of service under this plan or a predecessor plan in a plan year beginning on or after January 1, 1976, and such participant had at least 10 years of vesting service when he or she separated from service.

(2)	Any living participant not receiving benefits on August 23, 1984, who was credited with at least one hour of service under this plan or a predecessor plan on or after September 2, 1974, and who is not otherwise credited with any service in a plan year beginning on or after January 1, 1976, must be given the opportunity to have his or her benefits paid in accordance with Subparagraph (4).

(3)	The respective opportunities to elect (as described in Subparagraphs (1)
and (2)) must be afforded to the appropriate participants during the period commencing on August 23, 1984, and ending on the date benefits would otherwise commence to said participants.

(4)	Any participant who has elected pursuant to Subparagraph (2) and any participant who does not elect under Subparagraph (1) or who meets the requirements of Subparagraph (1) except that such participant does not have at least 10 years of vesting service when he or she separates from service, shall have his or her benefits distributed in accordance with all of the following requirements if benefits would have been payable in the form of a life annuity:

(A)	Automatic joint and survivor annuity.  If benefits in the form of a life annuity become payable to a married participant who:

(i) 	 begins to receive payments under the plan on or after normal retirement age; or

(ii) 	dies on or after normal retirement age while still working for the employer; or

(iii)	begins to receive payments on or after the qualified early retirement age; or

(iv) 	separates from service on or after attaining normal retirement age (or the qualified early retirement age) and after satisfying the eligibility requirements for the payment of benefits under the plan and thereafter dies before beginning to receive such benefits;

then such benefits will be received under this plan in the form of a qualified joint and survivor annuity, unless the participant has elected otherwise during the election period. The election period must begin at least 6 months before the participant attains qualified early retirement age and end not more than 90 days before the commencement of benefits. Any election hereunder will be in writing and may be changed by the participant at any time.

(B)	Election of early survivor annuity.  A participant who is employed after attaining the qualified early retirement age will be given the opportunity to elect, during the election period, to have a survivor annuity payable on death. If the participant elects the survivor annuity, payments under such annuity must not be less than the payments which would have been made to the spouse under the qualified joint and survivor annuity if the participant had retired on the day before his or her death. Any election under this provision will be in writing and may be changed by the participant at any time. The election period begins on the later of (1) the 90th day before the participant attains the qualified early retirement age, or (2) the date on which participation begins, and ends on the date the participant terminates employment.

(C)	For purposes of this Subparagraph (4) qualified early retirement age is the latest of:

(i)  	the earliest date, under the plan, on which the participant may elect to receive retirement benefits,

(ii)	 the first day of the 120th month beginning before the participant reaches normal retirement age, or

(iii)	the date the participant begins participation.

Further, for purposes of this Subparagraph (4), a qualified joint and survivor annuity is an annuity for the life of the participant with an survivor annuity for the life of the spouse as described in Paragraph (d)(4).


Section 5.4	Distribution Requirements

Subject to Subsection 5.3 Joint and Survivor Annuity Requirements, the requirements of this Subsection 5.4 shall apply to any distribution of a participant's interest and will take precedence over any inconsistent provisions of this plan. Unless otherwise specified, the provisions of this Subsection apply to calendar years beginning after December 31, 1984.

All distributions required under this Subsection shall be determined and made in accordance with the proposed regulations under Code Section 401(a)
(9), including the minimum distribution incidental benefit requirement of
Section 1.401(a)(9)-2 of the Proposed Regulations.

(a)	Required Beginning Date - The entire interest of a participant must be distributed or begin to be distributed no later than the participant's required beginning date.

(b)	Limits on Distribution Periods - As of the first distribution calendar year, distributions, if not made in a single sum, may only be made over one of the following periods (or a combination thereof):

(1)	the life of the participant,

(2)	the life of the participant and a designated beneficiary,

(3)	a period certain not extending beyond the life expectancy of the participant, or

(4)	a period certain not extending beyond the joint and last survivor expectancy of the participant and a designated beneficiary.

(c)	Determination of Amount to Be Distributed Each Year - If the
participant's interest is to be distributed in other than a single sum, the following minimum distribution rules shall apply on or after the required beginning date.

(1)	Individual Account -

(A)	If a participant's benefit is to be distributed over (1) a period not extending beyond the life expectancy of the participant or the joint life and last survivor expectancy of the participant and the participant's designated beneficiary or (2) a period not extending beyond the life expectancy of the designated beneficiary, the amount required to be distributed for each calendar year, beginning with distributions for the first distribution calendar year, must at least equal the quotient obtained by divid

(B)	For calendar years beginning before January 1, 1989, if the participant's spouse is not the designated beneficiary, the method of distribution selected must assure that at least 50% of the present value of the amount available for distribution is paid within the life expectancy of the participant.

(C)	For calendar years beginning after December 31, 1988, the amount to be distributed each year, beginning with distributions for the first distribution calendar year shall not be less than the quotient obtained by dividing the participant's benefit by the lesser of (1) the applicable life expectancy or (2) if the participant's spouse is not the designated beneficiary, the applicable divisor determined from the table set forth in Q&A-4 of Section 1.401(a)(9)-2 of the Proposed Regulations. Distributions af

(D)	The minimum distribution required for the participant's first distribution calendar year must be made on or before the participant's required beginning date. The minimum distribution for other calendar years, including the minimum distribution for the distribution calendar year in which the employee's required beginning date occurs, must be made on or before December 31 of that distribution calendar year.

(2)	Other Forms - If the participant's benefit is distributed in the form of an annuity purchased from an insurance company, distributions thereunder shall be made in accordance with the requirements of Code Section 401(a)(9) and the proposed regulations thereunder.

(d)	Death Distribution Provisions

(1)	Distribution beginning before death.  If the participant dies after distribution of his or her interest has begun, the remaining portion of such interest will continue to be distributed at least as rapidly as under the method of distribution being used prior to the participant's death.

(2)	Distribution beginning after death.  If the participant dies before distribution of his or her interest begins, distribution of the participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the participant's death except to the extent that an election is made to receive distributions in accordance with
(A) or (B) below:

(A)	If any portion of the participant's interest is payable to a designated beneficiary, distributions may be made over the life or over a period certain not greater than the life expectancy of the designated beneficiary commencing on or before December 31 of the calendar year immediately following the calendar year in which the participant died;

(B)	If the designated beneficiary is the participant's surviving spouse, the date distributions are required to begin in accordance with (A) above shall not be earlier than the later of (i) December 31 of the calendar year immediately following the calendar year in which the participant died and
(ii) December 31 of the calendar year in which the participant would have attained age 70 1/2.

If the participant has not made an election pursuant to this Paragraph (d)(2) by the time of his or her death, the participant's designated beneficiary must elect the method of distribution no later than the earlier of (1) December 31 of the calendar year in which distributions would be required to begin under this Paragraph, or (2) December 31 of the calendar year which contains the fifth anniversary of the date of death of the participant. If the participant has no designated beneficiary, or if the desig

(3)	For purposes of Paragraph (d)(2) above, if the surviving spouse dies after the participant, but before payments to such spouse begin, the provisions of Paragraph (d)(2) with the exception of paragraph (B) therein, shall be applied as if the surviving spouse were the participant.

(4)	For purposes of this Paragraph (d), any amount paid to a child of the participant will be treated as if it had been paid to the surviving spouse if the amount becomes payable to the surviving spouse when the child reaches the age of majority.

(5)	For the purposes of this Paragraph (d), distribution of a participant's interest is considered to begin on the participant's required beginning date (or, if Subparagraph (3) above is applicable, the date distribution is required to begin to the surviving spouse pursuant to Subparagraph (2) above). If distribution in the form of an annuity irrevocably commences to the participant before the required beginning date, the date distribution is considered to begin is the date distribution actually commences.

(e)	Definitions (Code Section 401(a)(9) Requirements)

(1)	Applicable Life Expectancy - The life expectancy (or  joint and last survivor expectancy) calculated using the attained age of the participant (or designated beneficiary) as of the participant's (or designated beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date life expectancy was first calculated. If life expectancy is being recalculated, the applicable life expectancy shall be the life expectancy as so recalculated. The appl

(2)	Designated Beneficiary - The individual who is designated as the beneficiary under the plan in accordance with Code Section 401(a)(9) and the proposed regulations thereunder.

(3)	Distribution Calendar Year - A calendar year for which a minimum distribution is required. For distributions beginning before the participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the participant's required beginning date. For distributions beginning after the participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin pursuant to Paragraph (d) above.

(4)	Life Expectancy - Life expectancy and joint and last survivor expectancy are computed by use of the expected return multiples in Tables V and VI of
Section 1.72-9 of the Income Tax Regulations.

Unless otherwise elected by the participant (or spouse, in the case of distributions described in Paragraph (d)(2)(B) above) by the time distributions are required to begin, life expectancies shall be recalculated annually. Such election shall be irrevocable as to the participant (or spouse) and shall apply to all subsequent years. The life expectancy of a nonspouse beneficiary may not be recalculated.

(5)	Participant's Benefit -

(A)	The account balance as of the last valuation date in the calendar year immediately preceding the distribution calendar year (valuation calendar year) increased by the amount of any contributions or forfeitures allocated to the account balance as of dates in the valuation calendar year after the valuation date and decreased by distributions made in the valuation calendar year after the valuation date.

(B)	Exception for second distribution calendar year.  For purposes of
Subparagraph (5)(A) above, if any portion of the minimum distribution for the first distribution calendar year is made in the second distribution calendar year on or before the required beginning date, the amount of the minimum distribution made in the second distribution calendar year shall be treated as if it had been made in the immediately preceding distribution calendar year.

(6)	Required Beginning Date - The required beginning date of a participant is the first day of April of the calendar year following the calendar year in which the participant attains age 70 1/2.

(A)	Transitional rules.  The required beginning date of a participant who attains age 70 1/2 before January 1, 1988, shall be determined in accordance with (i) or (ii) below.

(i)	Non-5-percent owners.  The required beginning date of a participant who is not a 5-percent owner is the first day of April of the calendar year following the calendar year in which the later of retirement or attainment of age 70 1/2 occurs.

(ii)	5-percent owners.  The required beginning date of a participant who is a 5-percent owner during any year beginning after December 31, 1979, is the first day of April following the later of :

a.	the calendar year in which the participant attains age 70 1/2, or

b.	the earlier of the calendar year with or within which ends the plan year in which the participant becomes a 5-percent owner, or the calendar year in which the participant retires.

The required beginning date of a participant who is not a 5-percent owner who attains age 70 1/2 during 1988 and who has not retired as of January 1, 1989, is April 1, 1990.

(B)	5-percent owner. A participant is treated as a 5-percent owner for purposes of this Paragraph (e) if such participant is a 5-percent owner as defined in Code Section 416(i) (determined in accordance with Section 416 but without regard to whether the plan is top-heavy) at any time during the plan year ending with or within the calendar year in which such owner attains age 66 1/2 or any subsequent plan year.

(C)	Once distributions have begun to a 5-percent owner under this Paragraph, they must continue to be distributed, even if the participant ceases to be a 5-percent owner in a subsequent year.

(f)	Transitional Rule

(1)	Notwithstanding the other requirements of this Section 5.4 and subject to the requirements of Section 5.3, Joint and Survivor Annuity Requirements, distribution on behalf of any employee, including a 5-percent owner, may be made in accordance with all of the following requirements (regardless of when such distribution commences).

(A)	The distribution by the trust is one which would not have disqualified such trust under Code Section 401(a)(9) as in effect prior to amendment by the Deficit Reduction Act of 1984.

(B)	The distribution is in accordance with a method of distribution designated by the employee whose interest in the trust is being distributed or, if the employee is deceased, by a beneficiary of such employee.

(C)	Such designation was in writing, was signed by the employee or the beneficiary, and was made before January 1, 1984.

(D)	The employee had accrued a benefit under the plan as of December 31, 1983.

(E)	The method of distribution designated by the employee or the beneficiary specifies the time at which distribution will commence, the period over which distributions will be made, and in the case of any distribution upon the employee's death, the beneficiaries of the employee listed in order of priority.

A distribution upon death will not be covered by this transitional rule unless the information in the designation contains the required information described above with respect to the distributions to be made upon the death of the employee.

(2)	For any distribution which commences before January 1, 1984, but continues after December 31, 1983, the employee, or the beneficiary, to whom such distribution is being made, will be presumed to have designated the method of distribution under which the distribution is being made if the method of distribution was specified in writing and the distribution satisfies the requirements in this Paragraph.

(3)	If a designation is revoked, any subsequent distribution must satisfy the requirements of Code Section 401(a)(9) and the proposed regulations thereunder. If a designation is revoked subsequent to the date distributions are required to begin, the trust must distribute by the end of the calendar year following the calendar year in which the revocation occurs the total amount not yet distributed which would have been required to have been distributed to satisfy Code Section 401(a)(9) and the proposed regu


Section 5.5	Top Heavy Provisions

(a)	Application of Provisions  - If the plan is or becomes top-heavy in any plan year beginning after December 31, 1983, the provisions of Subsection
5.5 will supersede any conflicting provisions in the plan.

(b)	Minimum Allocation

(1)	Except as otherwise provided in (3) and (4) below, the employer contributions and forfeitures allocated on behalf of any participant who is not a key employee shall not be less than the lesser of three percent of such participant's compensation or in the case where the employer has no defined benefit plan which designates this plan to satisfy Code Section 401, the largest percentage of employer contributions and forfeitures, as a percentage of the key employee's compensation which may be taken into acco

(2)	For purposes of computing the minimum allocation, compensation shall mean compensation as defined in Section 1.2 (a) of the plan.

(3)	The provision in (1) above shall not apply to any participant who was not employed by the employer on the last day of the plan year.

(4) 	The provision in (1) above shall not apply to any participant to the extent the participant is covered under any other plan or plans of the employer and the employer has provided in Section 3.2 that the minimum allocation or benefit requirement applicable to top-heavy plans will be met in the other plan or plans. If this plan is intended to meet the minimum allocation or benefit requirement applicable to another plan or plans, the employer shall so provide in Section 3.2.

(5)	The minimum allocation required (to the extent required to be nonforfeitable under Code Section 416(b)) may not be forfeited under Code Section 411(a)(3)(B) or 411(a)(3)(D).

(c)	Adjustments in Code Section 415 Limits - If the plan is top-heavy, the defined benefit fraction and the defined contribution fraction shall be computed by applying a factor of 1.0 (instead of 1.25) to the applicable dollar limits under Code Section 415(b)(1)(A) and 415(C)(1)(A) for such year, unless the plan meets both the following conditions:

(1)	Such plan would not be a top-heavy plan if "90%" were substituted for
"60%" in the top-heavy tests; and

(2)	The minimum employer contribution percentage under paragraph (b) is 4 percent instead of 3 percent.

However, the reduced Code Section 415 factor of 1.0 shall not apply under a top-heavy plan with respect to any individual so long as there are no employer contributions, forfeitures, or voluntary non-deductible contributions allocated to such individual.

(d)	Minimum Vesting Schedules - For any plan year in which this plan is top-heavy, the following minimum vesting schedule shall automatically apply to the plan, If this schedule is more liberal than the schedule provided in
Section 4.2(a)(5)(B).

	Years of Service	                           Vesting Percentage

   	0-1 Year                                          	0%
     	2	                                              20%
     	3                                              	40%
	     4                                              	60%
	     5                                              	80%
	6 or More Years	                                    100%

The minimum vesting schedule shall apply to all benefits within the meaning of Code Section 411(a)(7) except those attributable to employee contributions, including benefits accrued before the effective date of Code Section 416 and benefits accrued before the plan became top-heavy. Further, no decrease in a participant's nonforfeitable percentage may occur in the event the plan's status as top-heavy changes for any plan year, and the provisions of Section 7.2(d) shall apply. However, this Section does not itially become top-heavy and such employee's account balance attributable to employer contributions and forfeitures will be determined without regard to this Section.

(e)	Definitions (Code Section 416 Requirements)

(1)	Key Employee - Any employee or former employee (and the beneficiaries of such employee) who at any time during the determination period was an officer of the employer if such individual's annual compensation exceeds 50 percent of the dollar limitation under Code Section 415(b)(1)(A), an owner (or considered an owner under Code Section 318) of one of the ten largest interests in the employer if such individual's compensation exceeds 100 percent of the dollar limitation under Code Section 415(c)(1)(A), a ore than $150,000. Annual compensation means compensation as defined in Code Section 415(c)(3), but including amounts contributed by the employer pursuant to a salary reduction agreement which are excludable from the employee's gross income under Code Section 125, Section 402(a)(8), Section 402(h) or Section 403(b). The determination period is the plan year containing the determination date and the four (4) preceding plan years.

The determination of who is a key employee will be made in accordance with Code Section 416(i)(1) and the regulations thereunder.

(2)	Top-Heavy Plan - For any plan year beginning after December 31, 1983, this plan is top-heavy if any of the following conditions exists:

(A)	If the top-heavy ratio for this plan exceeds 60 percent and this plan is not part of any required aggregation group or permissive aggregation group of plans.

(B)	If this plan is a part of a required aggregation group of plans but not part of a permissive aggregation group and the top-heavy ratio for the group of plans exceeds 60 percent.

(C)	If this plan is a part of a required aggregation group and part of a permissive aggregation group of plans and the top-heavy ratio for the permissive aggregation group exceeds 60 percent.

(3)	Top-Heavy Ratio -

(A)	If the employer maintains one or more defined contribution plans
(including any Simplified Employee Pension Plan) and the employer has not maintained any defined benefit plan which during the 5-year period ending on the determination date(s) has or has had accrued benefits, the top-heavy ratio for this plan alone or for the required or permissive aggregation group as appropriate is a fraction, the numerator of which is the sum of the account balances of all key employees as of the determination date(s) ate(s)), and the denominator of which is the sum of all account balances (including any part of any account balance distributed in the 5-year period ending on the determination date(s)), both computed in accordance with Code
Section 416 and the regulations thereunder. Both the numerator and denominator of the top-heavy ratio are increased to reflect any contribution not actually made as of the determination date, but which is required to be taken into account on that date under Code Section 416 and the reg

(B)	If the employer maintains one or more defined contribution plans
(including any Simplified Employee Pension Plan) and the employer maintains or has maintained one or more defined benefit plans which during the 5-year period ending on the determination date(s) has or has had any accrued benefits, the top-heavy ratio for any required or permissive aggregation group as appropriate is a fraction, the numerator of which is the sum of account balances under the aggregated defined contribution plan or plans fo nder the aggregated defined benefit plan or plans for all key employees as of the determination date(s), and the denominator of which is the sum of the account balances under the aggregated defined contribution plan or plans for all participants, determined in accordance with (A) above, and the present value of accrued benefits under the defined benefit plan or plans for all participants as of the determination date(s), all determined in accordance with Code Section 416 and the regulations thereunder. The
o are increased for any distribution of an accrued benefit made in the five-year period ending on the determination date.

(C)	For purposes of (A) and (B) above the value of account balances and the present value of accrued benefits will be determined as of the most recent valuation date that falls within or ends with the 12-month period ending on the determination date, except as provided in Code Section 416 and the regulations thereunder for the first and second plan years of a defined benefit plan. The account balances and accrued benefits of a participant
(1) who is not a key employee but who was a key employee in a prior e plan at any time during the 5-year period ending on the determination date will be disregarded. The calculation of the top-heavy ratio, and the extent to which distributions, rollovers, and transfers are taken into account will be made in accordance with Code Section 416 and the regulations thereunder. Deductible employee contributions will not be taken into account for purposes of computing the top-heavy ratio. When aggregating plans the value of account balances and accrued benefits will be calculate

The accrued benefit of a participant other than a key employee shall be determined under (1) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the employer, or (2) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code Section 411(b)(1)(C).

(4)	Permissive Aggregation Group - The required aggregation group of plans plus any other plan or plans of the employer which, when considered as a group with the required aggregation group, would continue to satisfy the requirements of Code Sections 401(a)(4) and 410.

(5)	Required Aggregation Group - (1) Each qualified plan of the employer in which at least one key employee participates or participated at any time during the determination period (regardless of whether the plan has terminated), and (2) any other qualified plan of the employer which enables a plan described in (1) to meet the requirements of Code Sections 401(a)(4) or 410.

(6)	Determination Date - For any plan year subsequent to the first plan year, the last day of the preceding plan year. For the first plan year of the plan, the last day of that year.

(7)	Valuation Date - The allocation date as defined in Section 1.3(b), which shall be the date as of which account balances or accrued benefits are valued for purposes of calculating the top-heavy ratio.

(8)	Present Value - Present value shall be based only on the interest and mortality rates specified in the employerOs defined benefit plan.

(9)	Non-Key Employee - Any employee who is not a key employee.  Non-key employees include employees who are former key employees.


Section 5.6	Deductible Voluntary Employee Contributions

The plan administrator will not accept deductible employee contributions which are made for a taxable year beginning after December 31, 1986. Contributions made prior to that date will be maintained in a separate account which will be nonforfeitable at all times. The account will share in the gains and losses of the trust in the same manner as described in
Section 3.5 of the plan. No part of the deductible voluntary contribution account will be used to purchase life insurance. Subject to Section 5.3, Jo luntary contribution account by making a written application to the plan administrator.


Section 5.7	Stock Bonus Plan Distribution Options

(a)	The employer retains the discretion to implement the provisions of this
Section 5.7.

(b)	Right to Receive Stock

	The right to receive distributions in the form of shares of company stock shall be automatically terminated in the event of the sale or other disposition by the trustee of all shares of company stock held by the trust.

(c)	Restricted Stock

(1)	Notwithstanding anything contained herein to the contrary, if the employer's charter or by-laws restrict ownership of substantially all shares of company stock to employees and the trust fund, as described in Code Section 409(h)(2), the administrator shall distribute a participant's account entirely in cash without granting the participant the right to demand distribution in shares of company stock.

(2)	Except as otherwise provided herein, company stock distributed by the trustee may be restricted as to sale or transfer by the by-laws or articles of incorporation of the employer, provided restrictions are applicable to all company stock of the same class. If a participant is required to offer the sale of his company stock to the employer before offering to sell his company stock to a third party, in no event may the employer pay a price less than that offered to the distributee by another potential bu e of the company stock.

(d)	Right of First Refusal

(1)	If any participant, his beneficiary or any other person to whom shares of company stock are distributed from the plan (the selling participant) shall, at any time that the stock is not publicly traded, desire to sell some or all of such shares (the offered shares) to a third party, the selling participant shall give written notice of such desire to the employer and the administrator. The notice shall contain the number of shares offered for sale, the proposed terms of the sale and the names and address the right of first refusal for a period of fourteen (14) days from the date the selling participant gives such written notice to the employer and the administrator to acquire the offered shares. The fourteen day period shall run concurrently against the trust fund and the employer. As between the trust fund and the employer, the trust fund shall have priority to acquire the shares pursuant to the right of first refusal. The selling price and terms shall not be less than the greater of the value of the s

(2)	If the trust fund and the employer do not exercise their right of first refusal within the required fourteen day period provided above, the selling participant shall have the right, at any time following the expiration of such period, to dispose of the offered shares to the third party; provided, however, that (i) no disposition shall be made to the third party on terms more favorable to the third party than those set forth in the written notice previously given by the selling participant, and (ii) if s d, the offered shares shall again be subject to the right of first refusal set forth above.

(3)	The closing pursuant to the exercise of the right of first refusal shall take place at such place agreed upon between the administrator and the selling participant, but not later than ten (10) days after the employer or the trust fund shall have notified the selling participant of the exercise of the right of first refusal. At such closing, the selling participant shall deliver certificates representing the offered shares duly endorsed in blank for transfer, or with stock powers attached duly executed lank with all required transfer tax stamps attached or provided for, and the employer or the trust fund shall deliver the purchase price, or an appropriate portion thereof, to the selling participant.

(e)	Put Option

(1)	If company stock is distributed to a participant and such company stock is not readily tradable on an established securities market, a participant has a right to require the employer to repurchase the company stock distributed to such participant under a fair valuation formula. Such stock shall be subject to the provisions of (c).

(2)	The put option must be exercisable only by a participant, by the participant's donees, or by a person (including an estate or its distributee) to whom the company stock passes by reason of a participant's death. The put option must permit a participant (or beneficiary) to put the company stock to the employer. Under no circumstances may the put option bind the plan. However, it shall grant the plan an option to assume the rights and obligations of the employer at the time that the put option is exerc er's honoring such put option, the put option must permit the company stock to be put, in a manner consistent with such law, to a third party (e.g., an affiliate of the employer or a shareholder other than the plan) that has substantial net worth at the time the loan is made and whose net worth is reasonably expected to remain substantial.

The put option shall commence as of the day following the date the company stock is distributed to the participant (or beneficiary) and end 60 days thereafter and if not exercised within such 60-day period, an additional 60-day option shall commence on the first day of the fifth month of the plan year next following the date the stock was distributed to the participant (or such other 60-day period as provided in Code regulations). However, in the case of company stock that is publicly traded without restri buted but ceases to be so traded within either of the 60-day periods described herein after distribution, the employer must notify each holder of such company stock in writing on or before the tenth day after the date the company stock ceases to be so traded that for the remainder of the applicable 60-day period the company stock is subject to the put option.
The number of days between the tenth day and the date on which notice is actually given, if later than the tenth day, must be added to the duration o ld. The terms must satisfy the requirements of this paragraph.

The put option is exercised by the holder by notifying the employer in writing that the put option is being exercised. The notice shall state the name and address of the holder and the number of shares to be sold.
Upon receipt of a written notification from the holder, the employer shall immediately inform the administrator of such notice. The administrator shall have 10 days to notify the employer if it wishes the trust fund to assume the rights and obligations of the employer with respect to the requir

The period during which a put option is exercisable does not include any time when a distributee is unable to exercise it because the party bound by the put option is prohibited from honoring it by applicable Federal or State law. The price at which a put option must be exercisable is the value of the company stock determined in accordance with Section 6.7(b) as of the allocation date coincident with or immediately preceding the employer's receipt of the written notification. The total purchase price shal fer such payments on a reasonable basis, if it gives written notice to the holder within the 30 day period. Such deferred payments shall be paid in substantially equal monthly, quarterly, semiannual or annual installments over a period certain beginning not later than thirty (30) days after the exercise of the put option and not extending beyond five (5) years. The deferral of payment is reasonable if adequate security and a reasonable interest rate on the unpaid amounts are provided. The amount to be pa after the exercise of the put option. Payment under a put option must not be restricted by the provisions of a loan or any other arrangement, including the terms of the employer's articles of incorporation, unless so required by applicable state law.

For purposes of this Section, total distribution means a distribution to a participant or his beneficiary within one taxable year of the participant's entire vested account.

(3)	An arrangement involving the plan that creates a put option must not provide for the issuance of put options other than as provided under this Section. The plan (and the trust fund) must not otherwise obligate itself to acquire company stock from a particular holder thereof at an indefinite time determined upon the happening of an event such as the death of the holder.

(4)	The participant and beneficiary rights and protections created under this SectionE5.7(e) as they pertain to plan assets acquired with the proceeds of an exempt loan shall be nonterminable. Therefore, such rights and protections shall continue even after such exempt loan has been repaid although this plan ceased to be an employee stock ownership plan effective JanuaryE1, 1988.


                   ARTICLE VI   ADMINISTRATION OF THE PLAN


Section 6.1	Fiduciary Responsibility

(a) 	Fiduciary Standards - A fiduciary shall discharge his duties with respect to a plan solely in the interest of the participants and beneficiaries and -

For the exclusive purpose of providing benefits to participants and their beneficiaries and defraying reasonable expenses of administering the plan;

With the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims;

By diversifying the investments of the plan so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so; and

In accordance with the documents and instruments governing the plan insofar as such documents and instruments are consistent with the provisions of ERISA.

(b)	Allocation of Fiduciary Responsibility

(1)	It is intended to allocate to each fiduciary, either named or otherwise, the individual responsibility for the prudent execution of the functions assigned to him. None of the allocated responsibilities or any other responsibilities shall be shared by two or more fiduciaries unless specifically provided for in the plan.

(2)	When one fiduciary is required to follow the directions of another fiduciary, the two fiduciaries shall not be deemed to share such responsibility. Instead, the responsibility of the fiduciary giving the directions shall be deemed to be his sole responsibility and the responsibility of the fiduciary receiving directions shall be to follow those directions insofar as such instructions on their face are proper under applicable law.

(3)	Any person or group of persons may serve in more than one fiduciary capacity with respect to this plan.

(4) 	A fiduciary under this plan may employ one or more persons, including independent accountants, attorneys and actuaries to render advice with regard to any responsibility such fiduciary has under the plan.

(c)	Indemnification by Employer - Unless resulting from the gross negligence, willful misconduct or lack of good faith on the part of a fiduciary who is an officer or employee of the employer, the employer shall indemnify and save harmless such fiduciary from, against, for and in respect of any and all damages, losses, obligations, liabilities, liens, deficiencies, costs and expenses, including without limitation, reasonable attorney's fees and other costs and expenses incident to any suit, action, investig

(d)	Named Fiduciary - The person or persons named by the employer as having fiduciary responsibility for the management and control of plan assets shall be known as the "named fiduciary" hereunder. Such responsibility shall include the appointment of the plan administrator (Section 6.2(a)), the trustee (Section 6.4(a)) and the investment manager (Section 6.4(b)), and the deciding of benefit appeals (Section 6.3).

(e)	Bonding - Every fiduciary, except a bank or an insurance company, unless exempted by the ERISA and regulations thereunder, shall be bonded in an amount not less than 10% of the amount of the funds such fiduciary handles; provided, however, that the minimum bond shall be $1,000 and the maximum bond, $500,000. The amount of funds handled shall be determined at the beginning of each plan year by the amount of funds handled by such person, group, or class to be covered and their predecessors, if any, durin andled during the then current year. The bond shall provide protection to the plan against any loss by reason of acts of fraud or dishonesty by the fiduciary alone or in connivance with others. The surety shall be a corporate surety company (as such term is used in ERISA Section 412(a)(2)), and the bond shall be in a form approved by the Secretary of Labor. Notwithstanding anything in the plan to the contrary, the cost of such bonds shall be an expense of and may, at the election of the administrator, be


Section 6.2	Plan Administrator

(a)	Appointment of Plan Administrator

The named fiduciary shall appoint a plan administrator who may be an individual or an administrative committee consisting of no more than five members. Vacancies occurring upon resignation or removal of a plan administrator or a committee member shall be filled promptly by the named fiduciary. Any administrator may resign at any time by giving notice of his resignation to the named fiduciary, and any administrator may be removed at any time by the named fiduciary. The named fiduciary shall review at regu istrator(s). After the named fiduciary has appointed the administrator and has received a written notice of acceptance, the fiduciary responsibility for administration of the plan shall be the responsibility of the plan administrator or administrative committee.

(b)	Duties and Powers of Plan Administrator

The plan administrator shall have the following duties and discretionary powers and such other duties and discretionary powers as relate to the administration of the plan:

(1)	To determine in a non-discriminatory manner all questions relating to the eligibility of employees to become participants.

(2)	To determine in a non-discriminatory manner eligibility for benefits and to determine and certify the amount and kind of benefits payable to participants.

(3)	To authorize all disbursements from the fund.

(4)	To appoint or employ any independent person to perform necessary plan functions and to assist in the fulfillment of administrative responsibilities as he deems advisable, including legal and actuarial counsel.

(5)	When appropriate, to select an insurance company and annuity contracts which, in his opinion, will best carry out the purposes of the plan.

(6)	To construe and interpret any ambiguities in the plan and to make, publish, interpret, alter, amend or revoke rules for the regulation of the plan which are consistent with the terms of the plan and with ERISA.

(7)	To prepare and distribute, in such manner as determined to be appropriate, information explaining the plan.

(8)	To establish and communicate to participants a procedure and method to insure that each participant will vote company stock allocated to such participant's company stock account pursuant to Section 6.8.

(9)	To assist any participant regarding his rights, benefits, or elections available under the plan.

(c)	Allocation of Fiduciary Responsibility Within Administrative Committee

If the plan administrator is an administrative committee, the committee shall choose from its members a chairman and a secretary. The committee may allocate responsibility for those duties and powers listed in Section 6.2(b)(1) and (2) (except determination of qualification for disability retirement) and other purely ministerial duties to one or more members of the committee. The committee shall review at regular intervals the performance of any committee member to whom fiduciary responsibility has been a cations of responsibilities and has received written notice of acceptance, the fiduciary responsibilities for such administrative duties and powers shall then be considered as the responsibilities of such committee member(s).

(d)	Miscellaneous Provisions

(1)	Administrative Committee Actions - The actions of such committee shall be determined by the vote or other affirmative expression of a majority of its members. Either the chairman or the secretary may execute any certificate or other written direction on behalf of the committee. A member of the committee who is a participant shall not vote on any question relating specifically to himself. If the remaining members of the committee, by majority vote thereof, are unable to come to a determination of any mittee for the special vote.

(2)	Expenses - The plan administrator shall serve without compensation for service as such. All reasonable expenses of the plan administrator shall be paid by the employer or from the fund.

(3)	Examination of Records - The plan administrator shall make available to any participant for examination during business hours such of the plan records as pertain only to the participant involved.

(4)	Information to the Plan Administrator - To enable the plan administrator to perform the administrative functions, the employer shall supply full and timely information to the plan administrator on all participants as the plan administrator may require.

Section 6.3	Claims Procedure

(a)	Notification - The plan administrator shall notify each participant in writing of his determination of benefits. If the plan administrator denies any benefit, such written denial shall include:

	- The specific reasons for denial;
	- Reference to provisions on which the denial is based;
	- A description of and reason for any additional information needed to process the claim; and
	- An explanation of the claims procedure.

(b)	Appeal - The participant or his duly authorized representative may:

	- Request a review of the participant's case in writing to the named fiduciary;
	- Review pertinent documents;
	- Submit issues and comments in writing.

The written request for review must be submitted no later than 60 days after receiving written notification of denial of benefits.

(c)	Review - The named fiduciary must render a decision no later than
60 days after receiving the written request for review, unless circumstances make it impossible to do so; but in no event shall the decision be rendered later than 120 days after the request for review is received.


Section 6.4	Trust Fund

(a)	Appointment of Trustee

The named fiduciary shall appoint a trustee for the proper care and custody of all funds, securities and other properties in the trust, and for investment of plan assets (or for execution of such orders as it receives from an investment manager appointed for investment of plan assets). The duties and powers of the trustee shall be set forth in a trust agreement executed by the employer, which is incorporated herein by reference. The named fiduciary shall review at regular intervals the performance of the he trustee and has received a written notice of acceptance of its responsibility, the fiduciary responsibility with respect to the proper care and custody of plan assets shall be considered as the responsibility of the trustee. Unless otherwise allocated to an investment manager, the fiduciary responsibility with respect to investment of plan assets shall likewise be considered as the responsibility of the trustee.

(b)	Appointment of Investment Manager

The named fiduciary may appoint an investment manager who is other than the trustee, which investment manager may be a bank or an investment advisor registered with the Securities and Exchange Commission under the Investment Advisors Act of 1940. Such investment manager, if appointed, shall have sole discretion in the investment of plan assets, subject to the funding policy. The named fiduciary shall review at regular intervals no less frequently than annually, the performance of such investment manager a te the appointment of such investment manager. After the named fiduciary has appointed an investment manager and has received a written notice of acceptance of its responsibility, the fiduciary responsibility with respect to investment of plan assets shall be considered as the responsibility of the investment manager.


Section 6.5	Investment Policy

(a)	The plan is designed to invest primarily in company stock.  It is specifically intended that this stock bonus plan qualify and operate as an eligible individual account plan as defined in ERISA section 407(d)(3). As s uch, and without limiting the generality of the foregoing, the trustee is hereby specifically authorized to:

(1)	acquire, hold, sell, and distribute employer stock.

(2)	invest in employer stock and not limit its holdings of such stock to ten percent of trust assets but may invest up to 100% of plan assets in employer stock without regard to any plan or trust agreement requirement to diversify investments as permitted under ERISA section 404(a)(2).

(3)	acquire or sell employer stock in a transaction with a disqualified person or a party in interest (as those terms are defined in ERISA and the Code) provided that no commission is charged and the transaction is for adequate consideration.

(b)	With due regard to subparagraph (a) above, the administrator may also direct the trustee to invest funds under the plan in other property described in the Trust Agreement or in life insurance policies to the extent permitted by subparagraph (c) below, or the trustee may hold such funds in cash or cash equivalents.

(c)	With due regard to subparagraph (a) above, the administrator may also direct the trustee to invest funds under the plan in insurance policies on the life of any keyman employee. The proceeds of a keyman insurance policy shall be allocated to participants in proportion to their account balances. The amount of employer contribution to be allocated to participants under
Section 3.2 shall be reduced by the amount of premiums paid on keyman insurance policies during the plan year. The employer shall contr

No insurance company which may issue such policies shall be deemed to be a party to this plan.

(d)	The plan may not obligate itself to acquire company stock from a particular holder thereof at an indefinite time determined upon the happening of an event such as the death of the holder.

(e)	The plan may not obligate itself to acquire company stock under a put option binding upon the plan. However, at the time a put option is exercised, the plan may be given an option to assume the rights and obligations of the employer under a put option binding upon the employer.

(f)	All purchases of company stock shall be made at a price which, in the judgment of the administrator, does not exceed the fair market value thereof. All sales of company stock shall be made at a price which, in the judgment of the administrator, is not less than the fair market value thereof. The valuation rules set forth in Section 6.7 shall be applicable.


Section 6.6	Transactions Involving Company Stock

(a)	This Section 6.6 shall apply to company stock acquired by the plan after
OctoberE22, 1986 in a sale to which Code Section 1042 or, for estates of decedents who died prior to December 20, 1989, Code Section 2057 applies.

(b)	No portion of the trust fund attributable to (or allocable instead of)
such company stock may accrue or be allocated directly or indirectly under any qualified plan maintained by the employer during the nonallocation period, for the benefit of:

(1)	Any taxpayer who makes an election under Code Section 1042(a) with respect to company stock or any decedent if the executor of the estate of the decedent makes a qualified sale to which Code Section 2057 applies;

(2)	Any individual who is related to the taxpayer or the decedent (as defined in Code Section 267(b)); or

(3)	Any other person who owns more than 25 percent of

(A)	any class of outstanding stock of the employer or affiliated employer which issued such company stock, or

(B)	the total value of any class of outstanding stock of the employer or affiliated employer.

For the purpose of determining ownership, the attribution rules of Code
Section 318(a) shall be applied with the exception of paragraph (2)(B)(i).

(c)	This Section shall not apply to lineal descendants of the taxpayer, if the aggregate amount allocated to the benefit of all such lineal descendants during the nonallocation period does not exceed more than five percent of the company stock (or amounts allocated in their stead) held by the plan which are attributable to a sale to the plan by any person related to such descendants (within the meaning of Code Section 267(c)(4)) in a transaction to which Code Section 1042 or Code Section 2057 is applied.

(d)	A person shall be treated as failing to meet the stock ownership limitation under paragraph (b)(3) above if such person fails the limitation:

(1)	at any time during the one year period ending on the date of sale of company stock to the plan, or

(2)	on the date as of which company stock is allocated to participants in the plan.

(e)	For purposes of this Section, nonallocation period, for plan years beginning after December 31, 1986, means the period beginning on the date of the sale of the company stock and ending on the date which is ten years after the date of sale.


Section 6.7	Valuation of the Trust Fund

(a)	The administrator shall direct the trustee, as of each allocation date, and at such other date or dates deemed necessary by the administrator, herein called valuation date, to determine the net worth of the assets comprising the trust fund as it exists on the valuation date prior to taking into consideration any contribution to be allocated for that plan year. In determining such net worth, the trustee shall value the assets comprising the trust fund at their fair market value as of the valuation date

(b)	Valuations must be made in good faith and based on all relevant factors for determining the fair market value of securities. In the case of a transaction between a plan and a disqualified person, value must be determined as of the date of the transaction. For all other plan purposes, value must be determined as of the most recent valuation date under the plan. An independent appraisal will not in itself be a good faith determination of value in the case of a transaction between the plan and a disqual


Section 6.8	Voting Company Stock

The trustee shall vote all company stock held by it as part of the plan assets at such time and in such manner as the administrator shall direct, provided, however, that if any agreement entered into by the trust provides for voting of any shares of company stock pledged as security for any obligation of the plan, then such shares of company stock shall be voted in accordance with such agreement. If the administrator shall fail or refuse to give the trustee timely instructions as to how to vote any company

This plan is a stock bonus plan holding a registration-type class of securities; therefore, participants shall not be entitled to direct the trustee as to the manner in which the company stock which is entitled to vote and which is allocated to the company stock account of such participant is to be voted.


ARTICLE VII   AMENDMENT AND TERMINATION OF PLAN


Section 7.1	Right to Discontinue and Amend

It is the expectation of the employer that it will continue this plan indefinitely and make the payments of its contributions hereunder, but the continuance of the plan is not assumed as a contractual obligation of the employer and the right is reserved by the employer, at any time, to reduce, suspend or discontinue its contributions hereunder.


Section 7.2	Amendments

Except as herein limited, the employer shall have the right to amend this plan at any time to any extent that it may deem advisable. Such amendment shall be stated in writing, shall be authorized by action of the board of directors, and shall be executed by the person designated in conjunction with the authorization.

The employer's right to amend the plan shall be limited as follows:

(a)	No amendment shall increase the duties or liabilities of the plan administrator, the trustee, or other fiduciary without their respective written consent.

(b)	No amendments shall have the effect of vesting in the employer any interest in or control over any contracts issued pursuant hereto or any other property in the fund.

(c)	No amendment to the plan shall be effective to the extent that it has the effect of decreasing a participant's accrued benefit. Notwithstanding the preceding sentence, a participant's account balance may be reduced to the extent permitted under Code Section 412(c)(8). For purposes of this paragraph, a plan amendment which has the effect of decreasing a participant's account balance or eliminating an optional form of benefit, with respect to benefits attributable to service before the amendment shall b ing an accrued benefit. Furthermore, if the vesting schedule of a plan is amended, in the case of an employee who is a participant as of the later of the date such amendment is adopted or the date it becomes effective, the nonforfeitable percentage (determined as of such date) of such employee's right to his employer-derived accrued benefit will not be less than his percentage computed under the plan without regard to such amendment.

(d)	No amendment to the vesting schedule adopted by the employer hereunder shall deprive a participant of his vested portion of his employer contribution account to the date of such amendment. If the plan's vesting schedule is amended, or the plan is amended in any way that directly or indirectly affects the computation of the participant's nonforfeitable percentage or if the plan is deemed amended by an automatic change to or from a top-heavy vesting schedule, each participant with at least 3 years of ser

(1) 	60 days after the amendment is adopted;
(2) 	60 days after the amendment becomes effective; or
(3) 	60 days after the participant is issued written notice of the amendment by the employer or plan administrator.


Section 7.3	Protection of Benefits in Case of Plan Merger

In the event of a merger or consolidation with, or transfer of assets to any other plan, each participant will receive a benefit immediately after such merger, consolidation or transfer (if the plan then terminated) which is at least equal to the benefit the participant was entitled to immediately before such merger, consolidation or transfer (if the plan had terminated).


Section 7.4	Termination of Plan

(a)	When Plan Terminates - This plan shall terminate upon the happening of any of the following events: legal adjudication of the employer as bankrupt; a general assignment by the employer to or for the benefit of its creditors; the legal dissolution of the employer; or termination of the plan by the employer.

(b)	Allocation of Assets - Upon termination, partial termination or complete discontinuance of employer contributions, the account balance of each affected participant who is an active participant or who is not an active participant but has neither received a complete distribution of his vested accrued benefit nor incurred five one-year breaks in service shall be 100% vested and nonforfeitable. The amount of the fund assets shall be allocated to each participant, subject to provisions for expenses of admin


ARTICLE VIII   MISCELLANEOUS PROVISIONS


Section 8.1	Exclusive Benefit - Non-Reversion

The plan is created for the exclusive benefit of the employees of the employer and shall be interpreted in a manner consistent with its being a qualified plan as defined in Section 401(a) of the Internal Revenue Code and with ERISA. The corpus or income of the trust may not be diverted to or used for other than the exclusive benefit of the participants or their beneficiaries (except for defraying reasonable expenses of administering the plan).

Notwithstanding the above, a contribution paid by the employer to the trust may be repaid to the employer under the following circumstances:

(a)	Any contribution made by the employer because of a mistake of fact must be returned to the employer within one year of the contribution.

(b)	In the event the deduction of a contribution made by the employer is disallowed under Code Section 404, such contribution (to the extent disallowed) must be returned to the employer within one year of the disallowance of the deduction.

(c)	If the Commissioner of Internal Revenue determines that the plan is not initially qualified under the Internal Revenue Code, any contribution made incident to that initial qualification by the employer must be returned to the employer within one year after the date the initial qualification is denied, but only if the application for the qualification is made by the time prescribed by law for filing the employer's return for the taxable year in which the plan is adopted, or such later date as the Secreta


Section 8.2	Inalienability of Benefits

No benefit or interest available hereunder including any annuity contract distributed herefrom shall be subject to assignment or alienation, either voluntarily or involuntarily. The preceding sentence shall also apply to the creation, assignment, or recognition of a right to any benefit payable with respect to a participant pursuant to a domestic relations order, unless such order is determined to be a qualified domestic relations order as defined in Code Section 414(p), or any domestic relations order ent


Section 8.3 	Employer-Employee Relationship

This plan is not to be construed as creating or changing any contract of employment between the employer and its employees, and the employer retains the right to deal with its employees in the same manner as though this plan had not been created.


Section 8.4 	Binding Agreement

This plan shall be binding on the heirs, executors, administrators, successors and assigns as such terms may be applicable to any or all parties hereto, and on any participants, present or future.


Section 8.5	Separability

If any provision of this plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof and this plan shall be construed and enforced as if such provision had not been included.


Section 8.6	Construction

The plan shall be construed in accordance with the laws of the state in which the employer was incorporated (or is domiciled in the case of an unincorporated employer) and with ERISA.


Section 8.7	Copies of Plan

This plan may be executed in any number of counterparts, each of which shall be deemed as an original, and said counterparts shall constitute but one and the same instrument which may be sufficiently evidenced by any one counterpart.


Section 8.8	Interpretation

Wherever appropriate, words used in this plan in the singular may include the plural or the plural may be read as singular, and the masculine may include the feminine.



IN WITNESS WHEREOF, the Employer has caused this Plan to be executed this
    	 day of       	 , 19 	 .

                                              	WEIS MARKETS, INC.





                                               	By:
	                                               Title:



EXHIBIT 10-D

                              WEIS MARKETS, INC.

                           COMPANY APPRECIATION PLAN


1. PURPOSE

The Board of Directors of Weis Markets, Inc. (hereinafter referred to as the "Company") believes the Company Appreciation Plan will promote continuity of management and increase incentive and personal interest in the welfare of the Company by those who are primarily responsible for developing and carrying out the long range plans of the Company and its subsidiaries and securing their continued growth and financial success.

2. DEFINITIONS

(a)  "Board" shall mean the Board of Directors of Weis Markets, Inc.

(b) "Committee" shall mean the Executive Compensation Committee of the Board of Directors.

(c)  "Company" shall mean Weis Markets, Inc. or any successor thereto.

(d) "Designated Period" shall mean the period commencing as of the date on which Rights are awarded to a Participant, and ending on the date as of which such Rights mature as fixed by the Board. The Designated Period may not be less than twelve (12) months no more than sixty-three (63) months. The Designated Period may vary as among Participants and as among awards to a Participant.

(e)  "Effective Date" of the Plan shall mean April 1, 1980.

(f) "Market Value" shall mean the value of a share of the Company's common capital stock as of the close of trading on a particular date, as reported in the Wall Street Journal or such other source as the Committee believes adequately reflects the trading in the Company's common stock. "Average Market Value" shall mean the average of the Market Value of the Company's common capital stock based on the closing price for all trading days in the 90 calendar day period which ends on the date of reference.

(g) "Participant" shall mean an officer or executive of the Company selected by the Board to participate in the Plan.

(h) "Plan" shall mean the Weis Markets, Inc. Company Appreciation Plan described in this instrument , as it may be amended from time to time.

(i) "Rights" shall mean the awards granted to a Participant from time to time in accordance with the terms of the Plan.

(j) "Retirement" means a Participant's termination of employment with the Company and its subsidiaries after attaining age 65.

Wherever the context so requires, masculine pronouns include the feminine and singular words shall include the plural.

3. ADMINISTRATION

(a) The Plan shall be administered by the Committee as it may be constituted from time to time. A majority of the members of the Committee shall constitute a quorum. All determinations of the Committee shall be made by a majority of its members. Any decision or determination reduced to writing and signed by all of the members of the Committee shall be fully effective as if it had been made by a majority vote at a meeting duly called and held.

(b) Eligibility for participation in this Plan shall be determined by a two step process. First, the Executive Compensation Committee of the Board of Directors shall make a recommendation of potential Participants to the Board of Directors. This list may be based upon recommendations from the Executive Committee of Weis Markets, Inc. Second, the Board of Directors shall consider the recommendation of the Executive Compensation Committee and make the final determination based upon a majority vote.

4. OPERATION

Employees of the Company who are eligible to participate in the Plan and who have been designated as Plan Participants shall be notified by the Committee in writing of such Participation, which notification shall outline the specific terms applicable to the Participant. The general terms of the Plan applicable to each Participant are as follows:

(a) Plan Participants shall be awarded Rights which mature at the expiration of the Designated Period or Designated Periods applicable to such Rights. As of the date of expiration of the Designated Period, or Period, the Participant shall receive an amount equal to the current value of the Rights.

(b)  The current value of the Rights shall be equal to the excess of (1) over
(2) below, but in no event greater than the amount set forth in paragraph (c) below.

(1)  The greater of

(i) the Average Market Value of the Rights awarded the Participant as of the date of expiration of the Designated Periods applicable to such Rights; and

(ii) the market Value of the Rights awarded the Participant as of the last trading day of the calendar year preceding the date of expiration of the Designated Period.

(2) The Market Value of the Rights awarded the Participant as of the initial effective date of the award.

The Market Value or Average Market Value of all Rights as of a particular date shall be the Market Value or Average market Value of one Right multiplied by the number of Rights.

(d) Not withstanding any other provision of the Plan, the current value of any Rights shall not exceed 100% of the Market Value of the Rights as of the initial date of the award of such Rights. The current value of Rights, as determined under (b and (c) above, shall be paid to the Participant in cash no later than sixty days following the expiration of the applicable
Designated Period.

5. LIMITATION ON RIGHTS

A Participant may receive as many awards of Rights at various times as may be determined appropriate by the Board, but the total Rights granted under this Plan to all Participants shall not exceed 100,000.

6. NATURE OF RIGHTS

The Rights shall be used solely as a device for the measurement and determination of the amount to be paid to Participants as provided in the Plan. The Rights shall not constitute or be treated as property or as a trust fund of any kind. All amounts at any time attributable to the Rights shall be and remain the sole property of the Company and the Participants' rights here under are limited to the rights to receive cash as herein provided.

7. DILUTION

In the event of a stock split, stock dividend, reclassification, reorganization, or other capital adjustment of shares of capital stock of the Company, the number of Rights of a Participant and the number of total Rights which may be issued under the plan provided by paragraph 5 shall be adjusted in the same manner as the Company's capital stock reflected by such Rights would be adjusted.

8. TRANSFERABILITY

Any rights arising under the Plan shall not be transferable otherwise than by will or the laws of descent and distribution, and may be exercised during the life of a Participant only by such Participant.

9. TERMINATION OF EMPLOYMENT

The Plan does not confer upon any Participant any right with respect to continuance of employment by the Company or by a subsidiary of the Company, nor does it nullify his right, or his employer's right, to terminate his employment at any time. In the event that the employment of a Participant by the Company and/or its subsidiaries terminates for any reason other than due to disability, death, or retirement, any outstanding Rights under the Plan shall be forfeited. In the event a Participant terminates employment with the Company and/or its subsidiaries due to death, disability, or retirement, the Designated Period for such Participant shall be deemed to end, with appropriate payment subsequently made to the Participant or his named beneficiary. A Participant shall be deemed to have terminated employment due to disability if, in the opinion of a physician selected by the Committee, as a result of a mental or physical condition he is unable to continue to perform his duties as an employee.

10. WITHHOLDING OF TAX

There shall be deducted from each distribution under the Plan the amount of any tax required by any governmental authority to be withheld and paid over by the Company to such governmental authority for the account of the person entitled to such distribution.

11. TERMINATION AND AMENDMENT OF PLAN

The Board may at any time terminate the Plan, or make such modifications of the Plan as it shall deem advisable, provided that

(a) no termination or amendment of the Plan may, without the consent of a Participant, adversely affect the rights of such Participant, and

(b) any amendment requiring an affirmative vote of the holders of a majority of the shares of the capital stock of the Company shall not be effective until such affirmative vote is obtained.


EXHIBIT 10-E

                                  1995
                          STOCK OPTION PLAN
                          WEIS MARKETS, INC.



1.  Definitions.

A. As used in this Plan the following definitions apply to the terms indicated below:

    "Board" means the Board of Directors of Weis Markets, Inc.

    "Committee" means the Executive Compensation Committee of the Board of Directors.

    "Company" means Weis Markets, Inc., a Pennsylvania Corporation.

   	"Eligible employee" means any employee who is at the date of the granting of an option hereunder an executive or administrative employee of the Company or of any subsidiary corporation now or hereafter existent, and who at the time receives regular base compensation from the Company or any subsidiary, or any combination thereof, at a rate or rates aggregating $8,000 or more per year. For the purposes of this Plan the Committee shall have the authority to determine whether or not an employee is an executive or administrative employee, but these terms shall be limited to employees having administrative responsibility involving the use of judgment or discretion in the direction of the activities of other, and any other employees customarily considered as executive line or staff personnel. The determination of base compensation may be made by annualizing the regular base compensation rate in effect with respect to an employee at payroll period last preceding the date of grant of the option. The term eligible employee shall not include an individual possessing more than ten (10) percent of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporation if such entity may exist in the future. Also, the term eligible employee shall not include a member of the committee.

     	"Option" means an option for the purchase of Shares under the Plan. Each Option shall be represented by an Option certificate in such form, not inconsistent with the Plan, as the Committee may authorize for general use or for specific cases from time to time.

     	"Option period" means a period of time expressed in months from the date of grant of an Option, during which an Option becomes exercisable by its terms.

     	"Participant" means any holder of an Option granted under the Plan.

     	"Plan" means this stock option plan.

	     "Shares" means shares of the Company's capital stock reserved for the purposes of the Plan.

B. An Option shall be effectively "granted" under this Plan on the date an Option shall be effectively "granted" under this Plan following a recommendation by the Committee to the Board. The Board shall have the discretion to grant the Option if it wishes. Any recipient of an Option who serves on the Board shall abstain from any discussion or vote concerning the grant of any Options.

C. As used herein the masculine includes the feminine and the plural includes the singular.

II.  Shares Subject to the Plan.

     There may be issued pursuant to the Plan Options for the Purchase of not more than 300,000 Shares. In the event of any change in the Shares, as a result of recapitalization, stock split, combination of shares or stock dividend (but in the case of a stock dividend only if and to the extent that all of such stock dividends within one fiscal year shall increase the number of outstanding shares by more than 5%), appropriate adjustment shall be made in the total number of Shares to which the Plan relates, and in the number of Shares subject to outstanding unexercised Options, and with respect to the purchase price per Share payable upon exercise, so as to prevent undue appreciation or dilution of the rights conferred by any Option, or of the Shares reserved for the purposes of the Plan.

III.  Allocation of Shares.

     The Committee may at any time during the term of this Plan allocate Shares to any eligible employee under and pursuant to an Option, subject to prior allocation of Shares under previously granted Options to the same or other persons. The aggregate number of Shares allocable to any one employee, pursuant to one or more Options, shall not exceed 5,000 Shares nor shall Options covering shares with a Fair market value in excess of $100,000 (determined on the date of grant) be granted to any eligible employee reason other than the termination of the Plan as a whole, any number of Shares not purchased thereunder shall forthwith become available again for allocation under new Options in accordance with the Plan.

IV.  Plan Term.

     	Subject to the provisions hereinafter contained relating to amendment or discontinuance, this Plan shall continue in effect until December 31, 2004;
and no Option may be granted hereunder after such date, which is less than ten years from the date of the adoption of the Plan and its approval by the shareholders of the Company. The effective date of the Plan shall be February 1, 1995.

V.  Option Price.

     	The price at which the Shares may be purchased pursuant to any Option shall be 100% of the fair market value of the Shares on the date of the grant. The "fair market value" of Shares on any day shall be determined by the Committee in any proper manner, including determinations based upon the quotations for the Company's stock on any national securities exchange on which it may be listed at the time, or upon the opinions of one or more brokerage firms.

VI.  Option Period.

     	No Option hereunder shall be exercisable after the expiration of ten (10) years from the date such Option is granted.

VII.  Conditions Relating to Exercise.

A. No Option shall be transferable by the grantee thereof otherwise than by will or the laws of descent and distribution.

B. All Options granted hereunder shall be exercisable during the lifetime of the grantee only by him.

C. Subject to the foregoing, any Option granted pursuant to the Plan shall be exercisable immediately and the Option shall be no longer exercisable after a period of ten (10) years from the date such Option is granted.

D.  Payment for Shares purchased shall be made in full in cash upon exercise.

E. Certificates for Shares purchased shall be issued and delivered at the time when the Option is exercised and payment therefor is received by the Company.

F. An Option shall be exercised by delivering to the Company (or, if mailed to the Company, upon receipt by the Company), at 1000 South Second Street, Sunbury, Pennsylvania, a written notice signed by the Participant stating the number of Shares the Participant desires to purchase, enclosing payment or instructions for delivery against payment for such Shares at the Option price then in effect provided, that for purposes of determining whether any options has been timely exercised, no option shall be considered exercised until the Company actually receives the exercise price.

G. Any person exercising an Option shall comply with all regulations and requirements of any Governmental authority having jurisdiction over the issuance or sale of capital stock of the Company, and as a condition to receiving any Shares shall execute all such instruments as the Company in its sole discretion may deem necessary or advisable.

H. The Company may stamp, type or print upon any certificate issued pursuant to exercise of any Option may legend deemed proper by Company, in its sole judgment and discretion, for the purpose of permitting it to comply, or to facilitate its compliance, with any and all provisions of law now or hereafter in force with respect to the issue or transfer of or reporting with respect to any Shares issued pursuant to an Option.

VIII.  Termination of Employment.

     	In the event of termination of a Participant's employment for any cause other than death or dismissal for conduct injurious to the Company's business or interests (as determined by the Board or Committee), the Participant may exercise any portion of the Option, not theretofore exercised, which has or under the terms of the Option before the expiration of three months following the date of termination of his employment plus such additional portion or portions, if any, as the Participant may be permitted to exercise with the specific consent of the Committee; provided, however, that if Participant shall engage in any conduct injurious to the Company's business or interests in any material way (as determined in the sole discretion of the Board or Committee), then all rights under the Option shall forthwith lapse and terminate.

IX.  Rights in the Event of Death.

     	In the case of the death of a Participant, any Option then held by him, which shall not have lapsed or terminated prior to death, shall continue in force and shall be exercisable from time to time, to the same extent as though the decedent had remained alive for the entire period of the Option, by this executor, administrator, legatees or distributees of his estate
(his "successors"); provided, however, that if his successors shall engage in any conduct injurious to the business or interests of the Company ay (as determined in the sole discretion of the Board or Committee), then all rights under the Option shall forthwith lapse and terminate.

X.  Powers of the Committee.

     	The Plan shall be administered by the Committee, subject to the general supervision of the Board except in the granting of Options and in the determination of employees who are eligible to receive Options under the Plan which will be solely determined by the Committee. The Board is hereby authorized subject to the provisions of the Plan to prescribe, amend and rescind rules and regulations of general application relating to the Plan and to make all other determinations (except as aforesaid) necessary or advisable for its administration. Any power granted to the Committee (except as aforesaid), either in this Plan or by the Board, may at any time be exercised by the Board.

XII.  Amendment and Discontinuance.

     	A. The Board is authorized to make such amendments to the Plan as shall be necessary to bring it into conformity with any regulation of any Governmental body having jurisdiction, any may otherwise alter the Plan subject, however, to prior or subsequent approval by the shareholders of the Company if the amendment would decrease the Option price or increase the number of Shares included in the Plan or the number allocable to any one person, or would involve any factor which in the opinion of counsel for the icable SEC regulations. The Board may at any time suspend or discontinue the Plan. No action of the Board or shareholders may increase or may impair any Option granted under the Plan except as herein provided.

     	B. In the event of merger or consolidation of the Company into any other corporation, or in the event of the adoption of a Plan of complete or partial liquidation by requisite vote of the shareholders of the Company, the Plan and all outstanding Options shall terminate on the effective date of such merger or consolidation, or upon a date specified by the Board in case of a liquidation, by the Company shall make reasonable efforts to induce any corporate successor or prospective successor to assume all out able thereunder in light of the securities of the successor issued in the merger or consolidation.

     	C. Neither the Company nor any director or officer shall be liable to any person for anything done or omitted in administration of the Plan or any Option, but the issuance of stock upon proper and timely exercise of any Option may be compelled by an order of specific performance by any court of competent jurisdiction.


                                 					_________________________________________
					                                 Robert F. Weis, Chairman of the Board of
						                                       Directors and Treasurer








EXHIBIT 10-F


August 25, 1995


FROM:  Sigfried Weis, President

TO:  Norman S. Rich



Dear Mr. Rich:

This is to confirm our understanding regarding your employment with Weis Markets, inc. (the "Company"). The Company agrees to employ you until January 1, 2003 to perform such executive duties as may be determined and assigned to you from time to time by the Board of Directors of the Company. The Company will expect you during such time to diligently and conscientiously devote your full time to such employment and to devote your best efforts in discharging your duties of the Company.

During the term of your employment, for your services, the Company will pay you a salary at a monthly rate of not less than $15,666.00 per month (less all amounts required to be withheld and deducted), subject to increase from time to time at the discretion of the Compensation Committee of the Board of Directors. In addition, you will be entitled to continue to participate in the Company's 401(k) Plan, SERP, Incentive Stock Option Plan and Stock Appreciation Rights program, all other incentive, savings and retirement plans, practices and programs applicable generally to other peer executives of the Company and to continue to receive such coverageunder the Company's health, life, and disability insurance policies as has been provided to you to date and to participate in any other welfare plans practice or policies and to receive any other fringe benefits and vacation provided by the Company to other peer executives of the Company.

If the Company experiences a change of control:

(i) as a result of the consummation of a reorganization, merger or consolidation involving the Company, or sale or disposition of all or substantially all of the assets of the Company unless, following such transaction, all or substantially all of the persons with beneficial ownership (as defined in Rule 13(d)-3 of the Securities and Exchange Act of 1934, as amended (the "Act") aggregating 50% or more of the Company's outstanding Common Stock as of the date of this Agreement continue to own beneficially at least 50% of the successor corporation's outstanding Common Stock (including a corporation swhich as a result of such transactions owns all or substantially all of the assets of the Company),


(ii) as a result of the acquisition by any person or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Act) of beneficial ownership (within the meaning of Rule 13d-3 of the Act) aggregating 50% or more of the outstanding Common Stock of the Company, or

(iii) in the event that individuals who as of the date hereof constitute the Board (the "Incumbent Board"), cease to constitute at least a majority of the Board (provided that a director subsequently elected or nominated for election contest or other threat to the composition of the then Incumbent Board, shall be considered a member of the Incumbent Board), and if, following such change of control (a) your employment is terminated other than for Cause (defined below), or (b) you are asked to relocate geographically to a location that is outside of a 60-mile radius from the present location of the Company, or (c) your responsibilities or status are substantially diminished from those which you had within the six months prior to the change of control (excluding for this purpose an isolated, insubstantial and inadvertent action which is remedied promptly following notice threof given by you) (such events described in (a), (b) or (c) hereinafter being referred to as a "Termination"), you may terminate your employment with the Company.

Following a termination under such circumstances, the Company will continue to pay you, for the balance of the term of this Agreement, on the same periodic basis as your salary was paid to you prior to the date of Termination, an amount (less all amounts required to be withheld and deducted) equal to the higher of (I) the rate of salary you were receiving from the Company as of immediately preceding the date of such change of control, or (ii) the rate of salary you were receiving from the Company as of immediately preceding the date of such Termination. You will also be entitled to receive such benefits as you were vested in as of the date of Termination.Subject to the limitations in the following sentence, the Company will provide you, at no cost to you, with health coverage comparable to that which you had prior to the change of control, for the term of the contract, or the first day of the first month in which you obtain new employment providing health benefits coverag. The Company will attempt to continue your coverage under its then-existing health insurance policy to the extent permitted by the insurance company and by law or, if so permitted, the Company will seek alternative comparable coverage.

In the event that, following such Termination and before January 1, 2003, you become employed by a third party as an employee, consultant, independent contractor, agent or otherwise, any amounts owed to you under this Agreement as periodic payments, shall be reduced by an amount equal to any amounts received from such third party.

For purposes of this Agreement, the term "Cause" shall mean death, prolonged disability, conviction of a felony, the commission of an act resulting in your personal enrichment at the expense of the Company, or other illegal or gross misconduct that is materially and demonstrably injurious to the Company.

This Agreement may be terminated by the Company at any time for Cause. This Agreement shall be binding upon and inure to the benefit of both parties and on all successors and assigns of the Company, shall be governed by the law of Pennsylvania and may only be amended by a writing signed by both parties.

If this letter correctly describes our understanding, please sign two copies of this letter and return a copy to my attention.


Sincerely yours,



Sigfried Weis
President



Agreed to and Accepted



Norman S. Rich                            Date:  August 30, 1994

EXHIBIT 13


                             WEIS MARKETS, INC.
                             1994 Annual Report


                          Weis People Make it Happen

From its humble beginnings as a cash-and-carry store in 1912, Weis Markets has built a reputation for freshness, bran-name variety, private-label quality, and unparalleled service. Today, the company operates 149 supermarket stores in 6 states (Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia), 14 pet supply stores in Ohio, Pennsylvania, Georgia and South Carolina, and offers customers nearly 2,000 private-label products.

We would like to thank the people who make our success possible -- the 16,500 employees who make up the Weis family. This year's annual report is dedicated to them, to the people who make it happen.


                                     Highlights

(dollars in thousands, except per share amounts)

For the Fiscal Years Ended December 31, 1994
December 25, 1993, and December 26, 1992	      1994	        1993       	1992
Net sales		                              $  1,556,663	 $  1,441,090 	$ 1,289,195
Income before provision for income taxes
	and cumulative effect of change in
	accounting principle	                       	117,193	      113,654	     110,249
Net income	                                   	76,249	       72,953	      72,716
Cash dividends		                               32,326	       30,677	      29,907
ShareholdersO equity		                        762,380      	738,115     	680,265
Depreciation and amortization		                30,607       	28,959      	26,358
Shares outstanding		                       43,483,541   	43,796,403	  43,831,468
Net income per share	              	$            1.75	 $       1.66	 $      1.65
Cash dividends per share	                        	.74	          .70	         .68
Number of stores		                                149          	141	         126


"Management does not stand alone at Weis Markets. It's the warehouse employee who works the order... the driver who delivers it to the store... the stock clerk, the meat cutter, the baker, the deli person, the cashier... each one of us plays an integral part in the business known as Weis Markets. It's the skill and dedication and caring of everyone working together that makes Weis Markets the best place for customers to shop."

                                                      	Norman S. Rich
	                                                         President


                               With Appreciation

On January 26, 1995, the Board of Directors announced that Mr. Sigfried Weis, Co-chairman, will no longer be active in the day-to-day affairs of the Company and elected him Chairman Emeritus of the Board of Directors.

Sigfried Weis began his career in 1938, when the Company was known as Weis Pure Food Stores. Under his guidance the Company grew and today is recognized as one of the leaders in the supermarket industry.

The Board of Directors expresses its deepest gratitude for his fifty-six years of leadership, loyalty, service, and lifetime devotion to the Corporation and its shareholders.


                              To Our Shareholders

We are pleased to report that earnings for Weis Markets for the 53-week fiscal-year ended December 31, 1994, increased 4.5%, to $76,249,000, compared to $72,953,000 for the year 1993. Sales increased 8.0% to $1,556,663,000, compared to $1,441,090,000 last year.

Earnings per share amounted to $1.75, compared to $1.66 in 1993. Depreciation and amortization increased to $30,607,000 from $28,959,000 the previous year. Return on equity was 10.2% and shareholders' equity rose to $762,380,000 from $738,115,000 in 1993.

In spite of increased competition and low inflation, our stores showed a healthy increase in sales. During the year we acquired six King's supermarkets in the Reading and Allentown/Bethlehem areas. These stores with strong sales are easily serviced from our distribution center and make an excellent fit with our own operations in these areas. Advertising and supervision have been combined, and we are extremely pleased to have the King's stores as part of the Weis Markets group.

Including the acquisition of the King's stores, we added 328,941 square feet of retail space. Two new superstores were opened in Bethlehem and Hershey, Pennsylvania, averaging about 46,000 square feet. Nine stores were enlarged or remodeled and total retail space amounts to 45,471,000 square feet. More than one-half of all stores are new or have been remodeled within the last five years. At the end of the year, Weis Markets had 149 stores in Pennsylvania, Maryland, New Jersey, New York, Virginia, and West Virginia, and Weis Food Service--a restaurant and institutional supplier. No stores were closed during the year.

We continue to lease space to a growing number of full-service banks in our supermarkets. These banks represent a growing trend in our industry and offer many conveniences to our customers.

At the beginning of this year, the Company made an investment in several large pet supply stores in Ohio called SuperPetz. In August, SuperPetz acquired five stores called Pet Owners Warehouse located in Georgia and South Carolina, and in late fall, new stores were opened in York and Lancaster, Pennsylvania. SuperPetz now operates 14 large pet supply stores with more locations planned.

In August, Norman Rich, Executive Vice President of the Company, and a 30-year veteran with Weis Markets, was elected President of the Corporation. Sigfried Weis and Robert F. Weis were designated as Co-chairmen of the Board of Directors, and Robert F. Weis retained his position as Treasurer. Mr. Rich began his career with Weis Markets as director of quality control. He became Vice President of store operations and then became Executive Vice President of the Company, a board member and a member of the executive committee. He has had a long and successful career in the food industry and will continue the growth policies of the past decades.

Mr. Richard Shulman was elected to the Board of Directors. Mr. Shulman currently serves as President of Industry Systems Development Corporation and is also technology editor of Supermarket Business magazine. We are delighted to have Mr. Shulman on the Board.

In the latter part of January 1995, Mr. Sigfried Weis retired from the Board and became an emeritus member of the Board of Directors and Chairman Emeritus. Mr. Weis had 56 years of distinguished service with the company, 33 years of which were as President. We express our gratitude to Sigfried Weis for his loyalty, service and devotion to the Corporation and its shareholders.

During the year, Weis Food Service consolidated its distribution operations into much larger facilities in the Sunbury Distribution Center. The increased space has allowed the expansion of product selection for the division's growing number of restaurant and institutional customers. The division's offices in Northumberland will also be expanded.

In 1995, the design and preliminary construction phase will begin on a substantial enlargement of the Milton Distribution Center. Frozen food and refrigerated space will be added, and other capacity studies are currently underway related to grocery distribution space.

Capital expenditures, including acquisitions for 1994, totaled about $66,928,000, whereas budgeted figures called for $62,660,500. Over the next 18 months we expect to spend about $105,000,000--an all-time high--for new stores and equipment. Approvals and permits still make it difficult to predict exact timetables.

Five new stores are under construction in Lancaster, Pottstown, Schnecksville and Millersburg, Pennsylvania, and Frederick, Maryland. Fourteen more are in the planning or approval stage and should be completed in the next 18 months. Also, during this period, about 17 markets will be remodeled or enlarged. Financing for new and remodeled stores will be provided from company funds and Weis Markets will continue to have no debt.

We are optimistic about prospects for 1995 and feel that our strong store expansion program together with our new leadership and capable, loyal Weis Markets' people will provide sales growth and profits during 1995.


Robert F. Weis
Chairman and Treasurer


Norman S. Rich
President


Pride. Skill. Dedication. Accountability. This is what it takes to stay ahead of the rest and this is what we are committed to. From the produce selection to the fresh baked goods, from the meat case to the deli department, from the dairy to the pharmacy, we are all committed to serving our customers.

At Weis Markets, Mr. Z's, Scot's and King's, through a network of 149 stores, we offer customers a vast variety of brand-name products, a fresh selection of locally grown, domestic and international produce, and nearly 2,000 private label products under the Weis Quality, Weis Choice, Big Top Carnival and the Way it Was brands. Through SuperPetz, we operate fourteen pet supply stores in Ohio, Pennsylvania, Georgia and South Carolina. But as a family, we have only one asset - OUR PEOPLE. Over 16,500 of the them, with one common goal: total customer satisfaction.

From the butcher whose customers call him by name to the deli employee who believes the success of each customer's private party rests on the relish tray, our people are dedicated to winning over customers with every visit, day in and day out. And in the final analysis, we believe that's what it's all about.


                  Management's Discussion and Analysis
            of Financial Condition and Results of Operations

                         Results of Operations

Sales for the 53-week period ended December 31, 1994 of $1,556,663,000 increased 8.0% over sales of $1,441,090,000 for the 1993 fiscal year.
Sales in 1993 had increased 11.8% compared with fiscal 1992 sales of $1,289,195,000. The sales increase in the current year was generated from a combination of increases from the existing store base, two new superstore openings, several store remodels and enlargements, the acquisition of six KingOs Supermarkets in August, the growth of SuperPetz, our pet supply forma .7% for the 53-week year. Excluding the effect of the one additional week in the current year, identical store sales increased 3.1%. For the last several years, the Company has experienced increased competitive activity in a weak economy with little to no price inflation.

	Gross profit as a percentage of sales has remained consistent over the last three years at 25.3% in 1994, 25.5% in 1993 and 25.4% in 1992.  Although the
Company has developed a more aggressive retail pricing strategy over this time period due to higher levels of competitive activity in its markets, the margins have remained consistent primarily due to suppliers shifting traditional promotional funding towards reduced product cost.  In 1994 earnings were charged $2,042,000 for the LIFO adjustment compared w
	Operating, general and administrative expenses as a percentage of sales increased .2% to 20.2% compared with 20.0% in 1993 and 19.5% in 1992.  The dollar increase in 1994 expenses is primarily a result of the new stores opened and acquired during the year. The Company also expensed pre-opening costs of $745,000 associated with the SuperPetz operation.
	Interest and dividend income of $21,607,000, at 1.4% of sales in 1994 compared to $21,528,000, at 1.5% of sales  in 1993, and $23,783,000, at 1.8%
of sales in 1992.  Investment income as a percentage of sales has declined over the last several years as a result of the decline in market rates.  As the Federal Reserve interest rates increase, investment yields will also increase, causing the CompanyOs investment income to rise in the future. The investment portfolio consists of Pennsylvania tax-free state an
	Other income is primarily generated from rental income, coupon handling fees, cardboard salvage and gains on the sales of fixed assets.  Other income increased $3,043,000 in 1994 compared to 1993 primarily from the increased sales volume.  Cardboard salvage rates also increased significantly during the year, but this additional income was partially offset by rising paper bag and other related paper supply costs.  Other income as a percentage of sales increased to 1.0% in 1994 compared to .9% in 1993 and 19
	The effective tax rate was 34.9% in 1994, 35.8% in 1993, and 35.0% in 1992.
Pennsylvania reduced its income tax rate from 12.25% to 11.99% in 1994 and has scheduled further reductions for 1995.  Corporate federal tax rates increased from 34% to 35% in 1993, having a negative impact of $928,000 to the 1993 profits.  The Company adopted Statement of Financial Accounting
Standards No. 109, OAccounting for Income Taxes,O as of December 29, 1991,
which resulted in a cumulative effect adjustment of $1,046,000 i
	During fiscal 1994, the Company opened two new stores, remodeled nine stores, and completed the acquisition of KingOs Supermarkets, Inc. which operated six stores in Pennsylvania.  As of its fiscal year-end, Weis Markets, Inc. was operating 149 retail food stores, 14 SuperPetz pet supply stores and Weis
Food Service, a restaurant and institutional supplier.  The company currently operates stores in Pennsylvania, Maryland, New Jersey, New York,
Virginia and West Virginia.  SuperPetz operates stores in Ohio,

                         Liquidity and Capital Resources

As in prior years, the Company funded its 1994 working capital requirements through internally generated cash flows from operations.  Net cash provided by operating activities was $119,372,000 compared to $104,103,000 in 1993, and $83,282,000 in 1992.  Working capital has decreased by 1.5% in 1994, compared to increases of 6.1% in 1993 and 5.9% in 1992.  The decrease in working capital in 1994 was impacted by market value declines in the Company's investment portfolio relating to rising interest rates.  Wit
	The Company continues to use its cash for acquisitions, the construction of new supermarkets, the expansion and remodeling of existing stores, the securing of sites for future expansion, and the upgrading of the processing and distribution facilities.  Property, equipment and other acquisition expenditures during fiscal 1994 amounted to $66,928,000 compared to
$64,412,000 in 1993 and $31,985,000 in 1992.  Treasury stock purchases amounted to $8,101,000 in 1994, compared to $1,149,000 in 1993, and $10,044,0
	The CompanyOs current development plans will require an investment of approximately $105,000,000 during the next eighteen months.  The Company is also actively seeking acquisitions and investment opportunities so as to enhance future performance.  In view of the CompanyOs significant liquid assets, no existing debt financing, and its ability to generate working capital internally, it is not expected that any type of external financing will be needed.

                            Consolidated Balance Sheets

(dollars in thousands)
December 31, 1994
and December 25, 1993	                        1994	                1993
Assets
Current:
	Cash		                                    $    4,011           $    9,066
	Marketable securities		                      453,017             	458,112
	Accounts receivable, net		                    24,132              	20,378
	Inventories		                                130,019             	111,847
	Prepaid expenses		                             4,229               	6,380
	Deferred income taxes		                        2,344                ----
		Total current assets	                       617,752              	605,783

Property and equipment, net	                 	245,263              	225,285
Intangible and other assets, net		             29,078               	13,422
                                         				$892,093              $844,490

Liabilities
Current:
	Accounts payable	                         	$  82,529            	$  59,356
	Accrued expenses		                             8,266                	6,900
	Accrued self-insurance		                      10,462                	7,886
	Payable to employee benefit plans		            7,957                	8,994
	Income taxes payable		                         3,089                	1,938
	Deferred income taxes	                         -----                	7,525
		Total current liabilities		                 112,303               	92,599
Deferred income taxes		                        17,495               	13,776
Minority Interest                               		(85)                 ----

Shareholders' Equity
Common stock, no par value,
	100,800,000 shares authorized,
 47,445,929 and	47,438,249
 shares issued, respectively		                  7,380                	7,255
Retained earnings		                           834,995              	791,072
Net unrealized gain on marketable securities	  	4,933               	16,740
Minimum pension liability	                      ----                  (125)
				                                          847,308              	814,942
Treasury stock at cost -
 3,962,388 and 3,641,846
	shares, respectively		                       (84,928)             	(76,827)
		Total shareholders' equity                		762,380              	738,115
		                                         		$892,093             	$844,490

See accompanying notes to consolidated financial statements.

Consolidated Statements of Income

(dollars in thousands, except per share amounts)
For the Fiscal Years Ended December 31, 1994,
December 25, 1993, and December 26, 1992          	1994	       1993      	1992
Net sales		                                  $1,556,663 	$1,441,090 	$1,289,195
Cost of sales, including warehousing
	and distribution expenses	                   1,162,068   1,073,140    	961,847
		Gross profit on sales		                       394,595	    367,950    	327,348
Operating, general
	and administrative expenses		                  314,593	    288,280	    251,917
		Income from operations		                       80,002	     79,670	     75,431
Interest and dividend income		                   21,607     	21,528     	23,783
Other income		                                   15,499	     12,456     	11,035
Minority Interest		                                  85        ----        ----
	Income before provision for income
		taxes and cumulative effect of
		change in accounting principle		               117,193    	113,654   	110,249
Provision for income taxes		                      40,944     	40,701    	38,579
	Income before cumulative effect
		of change in accounting principle	             	76,249     	72,953    	71,670
	Cumulative effect at December 29,
		1991, of change in accounting for
		income taxes		                                    ----        ----      1,046
		Net income		                              $     76,249	$    72,953	 $  72,716
Per share of common stock:
	Income before cumulative effect
		of change in accounting principle     	  	$      1.75	 $      1.66	 $    1.63
	Cumulative effect at December 29,
		1991, of change in accounting for
		income taxes		                                   ----         ----        .02
	Net income		                               $      1.75	 $      1.66	 $    1.65
	Cash dividends	                           	$       .74  $       .70  $     .68

See accompanying notes to consolidated financial statements.


                 Consolidated Statements of Shareholders' Equity

(dollars in thousands)
For the Fiscal Years Ended December 31, 1994
December 25, 1993 and December 26, 1992

                                                 Net Unrealized
                                                  Gain (Loss)     Minimum               Total
                                Common  Retained on Markateable   Pension  Treasury  Shareholders'
                                Stock   Earnings   Securities    Liability  Stock      Equity
Balance at December 28, 1991	  	$7,060	  705,987                           (65,634)	   647,413
	Shares issued for options		        87                                  	                   87
	Treasury stock purchased
   (392,207 shares)                                                        (10,044)  	 (10,044)
	Dividends paid		                        (29,907)	                                     (29,907)
	Net income		                             72,716                                        72,716
Balance at December 26, 1992		   7,147	  748,796                           (75,678)	   680,265
	Shares issued for options	       	108	                                                    108
	Treasury stock purchased
 (41,790 shares)                                                            (1,149)	    (1,149)
	Dividends paid		                        (30,677)                                      (30,677)
	Change in accounting for
		marketable securities		                          16,740                              	16,740
	Minimum pension liability		                                        (125)                 (125)
	Net income	                              72,953                                        72,953
Balance at December 25, 1993		   7,255	  791,072  	16,740 	         (125)	 (76,827)	   738,115
	Shares issued for options	       	125	                                                    125
	Treasury stock purchased
 (320,542 shares)	                                                          (8,101)     (8,101)
	Dividends paid		                        (32,326)                                      (32,326)
	Net unrealized loss
		on marketable securities		                     	(11,807)	                            (11,807)
	Minimum pension  liability	                                         125                   125
	Net income		                             76,249                                        76,249
Balance at December 31, 1994		  $7,380  	834,995    4,933                  (84,928)	   762,380

See accompanying notes to consolidated financial statements.


                              Consolidated Statements of Cash Flows

Consolidated Statements of Cash Flows
(dollars in thousands)
For the Fiscal Years Ended December 31, 1994,
December 25, 1993, and December 26, 1992	        1994   	   1993        	1992
Cash flows from operating activities:
	Net income		                                  $ 76,249     $72,953    	$72,716
	Adjustments to reconcile net income to
		net cash provided by operating activities:
			Depreciation and amortization		               30,607     	28,959     	26,358
			Loss (gain) on disposition of fixed assets		    (298)	      (798)       	208
			Changes in operating assets
				and liabilities:
				Increase in inventories	                   	(18,172)	   (14,188)    	(5,316)
				(Increase) decrease in accounts
				   receivable and prepaid expenses	         	(1,603)     	3,302     	(4,534)
				(Increase) decrease in prepaid
				   income taxes		                              ----        	419       	(419)
				Increase (decrease) in accounts
				   payable, other liabilities and
       minority interest		                       28,669  	    11,652      	(471)
				Increase (decrease) in income
				  taxes payable		                             1,151       	1,938     (4,502)
				Increase (decrease) in deferred taxes		       2,769        	(134)     	(758)
		Net cash provided by operating activities	   	119,372     	104,103    	83,282

Cash flows from investing activities:
	Purchase of property and equipment		           (49,421)    	(49,188)  	(31,985)
	Proceeds from the sale of property
		and equipment 		                                  985        1,928       	553
	Increase in marketable securities		            (15,631)     	(9,448)  	(11,212)
	Increase in intangible and other assets		      (20,058)     	(7,909)     ----
		Net cash used by investing activities		       (84,125)	    (64,617)  	(42,644)

Cash flows from financing activities:
	Proceeds from issuance of common stock		           125         	108       	87)
	Dividends paid		                              	(32,326)	    (30,677)  	(29,907)
	Purchase of treasury stock		                    (8,101)	     (1,149)  	(10,044)
		Net cash used by financing activities	       	(40,302)    	(31,718)  	(39,864)
Net increase (decrease) in cash	                	(5,055)	      7,768       	774
Cash at beginning of year		                       9,066       	1,298       	524
Cash at end of year	                         	$   4,011    	$  9,066  $   1,298)

See accompanying notes to consolidated financial statements.


                        Notes to Consolidated Financial Statements

(1)  Summary of Significant
				 Accounting Policies

The following is a summary of the significant accounting policies followed in preparing the Company's consolidated financial statements:

(a)  Definition of Fiscal Year
The Company's fiscal year ends on the last Saturday in December. Fiscal 1994, 1993, and 1992 were comprised of 53 weeks, 52 weeks and 52 weeks, respectively.

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

(f)  Marketable Securities
Marketable securities consist of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities, and other short-term investments. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, OAccounting for Certain Investments in Debt and Equity SecuritiesO (Statement 115) at December 25, 1993. Under Statement 115, the Company classifies all of its marketable securities as available-for-sale.

Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the market value below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in earni
	Prior to adopting Statement 115, the Company valued its securities in accordance with Statement of Financial Accounting Standards No. 12, OAccounting for Certain Marketable Securities' (Statement 12) and related interpretations. Marketable debt securities were carried at amortized cost and marketable equity securities were carried at lower of cost or market.

(g)  Property and Equipment
Depreciation is provided on the cost of buildings and improvements and equipment principally using accelerated methods. Leasehold improvements are amortized over the terms of the leases or the useful lives of the assets, whichever is shorter.

Maintenance and repairs are charged to income and renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to income.

(h)  Income Taxes
Under the asset and liability method of the Financial Accounting Standards BoardOs Statement of Financial Accounting Standards No. 109, OAccounting for Income TaxesO (Statement 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable
 Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective December 29, 1991, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1992 consolidated statement of income.

(i)  Earnings Per Share
The earnings per share computations are based upon the weighted average number of common shares and common share equivalents outstanding during the year.


(2)  Income Taxes
As discussed in note 1, the Company adopted Statement 109 as of December 29, 1991. The cumulative effect of this change in accounting for income taxes of $1,046,000 was determined as of December 29, 1991, and was reported separately in the consolidated statement of income for the year ended December 26, 1992.

The provision for income tax consists of:
(dollars in thousands)	          1994	    1993     	1992
Currently payable:
	Federal	                    	$29,248 	$29,929 	 $27,885
	State		                       11,361	  10,812    10,453
Deferred		                        335     (40)       241
	       	                    	$40,944 	$40,701  	$38,579

The following is a reconciliation between the applicable income tax expense and the amount of income taxes which would have been provided at the Federal statutory rate. The statutory rate was 35% in 1994 and 1993, and 34% in 1992. The tax rate change in 1993 had a negative impact of $928,000 to that year's profits.

 (dollars in thousands)	        		1994	    1993     	1992
Tax at statutory rate        		$41,018 	$39,779  	$37,485
State income taxes, net of
	federal income tax benefit    		7,293   	7,355    	6,965
Other - principally tax-exempt
	investment income		            (7,367) 	(6,433)  	(5,871)
	Actual provision
		(effective tax rate 34.9%,
   35.8%,and 35.0%,
   respectively)		             $40,944 	$40,701  	$38,579

Cash paid for income taxes was $39,907,000, $40,530,000, and $43,171,000 in
1994, 1993 and 1992, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994, and December 25, 1993, are presented below:

(dollars in thousands)                     	1994       	1993
Gross deferred tax assets:
	Accounts receivable, due to
		allowance for doubtful accounts		    $     309  	$     195
	Inventories, due to additional costs
		inventoried for tax purposes
		pursuant to the Tax Reform Act
		of 1986	                                	1,284      	1,117
	Compensated absences,
		principally due to accrual for
		accounting purposes		                      403        	369
	Employee benefit plans,
		principally due to accrual for
		accounting purposes		                    3,249      	2,301
	General liability insurance,
		principally due to accrual for
		accounting purposes		                    1,070      	1,074
	Other		                                    ----          94
		Total gross deferred tax assets	   	     6,315     	 5,150
	Less valuation allowance		                 ----        ----
	Total deferred tax assets		               6,315      	5,150
Gross deferred tax liabilities:
	Net unrealized gain on
		marketable securities	   	              (3,690)   	(12,609)
	Plant and equipment, principally
		due to differences in depreciation	   	(17,495)   	(13,776)
	Other	                                    	(281)	       (66)
		Total gross deferred tax liabilities  	(21,466)  	 (26,451)
	Net deferred tax liability		           $(15,151)  	$(21,301)
Reflected on attached consolidated
	balance sheets as:
	Current deferred asset (liability)
      - net		                           $  2,344  	$  (7,525)
	Noncurrent deferred liability - net  		 (17,495)   	(13,776)
	Net deferred tax liability		           $(15,151)  	$(21,301)

(3)  Inventories
Merchandise inventories as of December 31, 1994 and December 25, 1993, were valued as follows:

(dollars in thousands)    	   1994     	1993
LIFO		                     $110,086  	$90,786
Average cost	     	          19,933   	21,061
		                        	$130,019 	$111,847

If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $42,437,000 and $40,395,000 higher than as reported on the above methods as of December 31, 1994, and December 25, 1993, respectively.

Although management believes the use of the LIFO method for valuing certain inventories (as set forth above) represents the most appropriate matching of costs and revenues in the Company's circumstances, the following summary of net income and per share amounts based on the use of the average cost method for valuing all inventories is presented for comparative purposes.

(dollars in thousands,
except per share amounts)	    1994     1993 	    1992
Net income	               	$77,418  	$73,245 	$74,060
Net income per share	     	$001.77	  $001.67	 $001.68

(4)  Property and Equipment
Property and equipment as of December 31, 1994, and December 25, 1993, consisted of:

		Useful Life
(dollars in thousands)	(in years)	     1994	      1993
Land			                            $032,557  	$028,152
Buildings and improvements		10-60)	 177,025   	168,414
Equipment		3-12)                   	293,043   	265,494
Leasehold improvements		5-20)	       39,811    	34,436
		Total, at cost			                 542,436   	496,496
Less accumulated
depreciation and amortization	     	297,173   	271,211
				                               $245,263  	$225,285

(5)  Marketable Securities
As discussed in note 1, the Company adopted Statement 115 as of December 25,
1993.  The impact of this change in accounting principle resulted in an increase in marketable securities as of December 25, 1993 of $29,349,000 and an increase in shareholdersO equity of $16,740,000, representing the after-
tax impact.  Marketable securities as of December 31, 1994, and December 25,
1993, consisted of:
                                              Gross       Gross
                                            Unrealized Unrealized
December 31, 1994                	Amortized	  Holding	   Holding	   Fair
(dollars in thousands)            	Cost	       Gains	    Losses	    Value
Available-for-sale:
	Pennsylvania state and
		municipal bonds              		$391,331	   $   588	     $2,936	  $388,983
	U.S. Treasury securities		        26,643	        64         	63	    26,644
	Equity Securities               		10,864     10,970	                21,834
	Other short-term	investments		    15,556	                           15,556
				                             $444,394  	 $11,622	     $2,999	  $453,017

                	 		                          Gross      	Gross
                                         			Unrealized Unrealized
December 25, 1993              	Amortized	   Holding	    Holding	     Fair
(dollars in thousands)	            Cost	      Gains	     Losses	      Value
Available-for-sale:
	Pennsylvania state and
		municipal bonds		              $377,742	   $12,997	       $29	   $390,710
	U.S. Treasury securities		        31,272	     2,418                 33,690
	Equity securities		               12,736    	13,963	                26,699
	Other short-term investments	     	7,013                             7,013
                             				$428,763	   $29,378	       $29	   $458,112

	Maturities of investment securities classified as available-for-sale at December 31, 1994, were as follows:

                                        	Amortized	        Fair
(dollars in thousands)                    	Cost	          Value
Available-for-sale:
	Due within one year		                   $129,584	       $129,579
	Due after one year through five years	  	300,765        	298,462
	Due after five years through ten years	   	3,181          	3,142
	Equity securities		                       10,864	         21,834
				                                     $444,394	       $453,017

(6)  Retirement Plans
The Company has a noncontributory defined benefit pension plan and a contributory 401(k) plan covering substantially all full-time employees, a noncontributory profit-sharing plan covering eligible employees and a supplemental retirement plan covering certain officers of the Company. An eligible employee as defined in the Profit Sharing Plan includes salaried employees, store management and administrative support personnel. The Company's policy is to fund pension and profit-sharing cost accrued, but not s of the Employee Retirement Income Security Act of 1974, whereas contributions to the profit-sharing plan and the retirement savings plan 401(k) are made at the sole discretion of the Company. The Company's supplemental retirement plan provides for the payment of specific amounts of annual retirement benefits to the officers or to their beneficiaries over an actuarially computed normal life expectancy. The actuarial present value of accumulated benefits amounted to $5,978,000 and $5,408,000 at December 31, than upon future service and all benefits are fully vested. Retirement plan costs amounted to:

(dollars in thousands)	               1994	     1993	      1992
Pension plan	                      	$  204   	$  973	    $  361
Pension plan curtailment loss		      1,794      ----      ----
Retirement savings plan 401(k)	       	414	     ----      ----
Profit sharing plan	                  	815      	815       	815
Supplemental retirement plan		         570	      781	     1,092
			                                 $3,797   	$2,569    	$2,268

The net periodic defined benefit pension expense is computed as follows:

(dollars in thousands)     	          1994      	1993      	1992
Service cost	                      	$0,456    	$0,973    	$0,785
Interest cost on projected
	benefit obligation		                1,835     	1,766     	1,482
Actual return on plan assets		        (910)   	(1,202)   	(2,278)
Net amortization and deferral		     (1,177)     	(564)      	372
		Net pension expense            		$   204 	$     973  	$    361)

The funded status of the Company's pension plan at September 30, 1994 and September 30, 1993, (the measurement dates) is as follows:

(dollars in thousands)                          	1994	      1993
Actuarial present value of benefit
 obligations:
		Vested benefit obligation	                	$(22,612)  $(23,405)
		Accumulated benefit obligation		           $(22,612) 	$(25,064)
Projected benefit obligation		               $(22,612)	 $(25,654)
Plan assets at fair value		                    23,417    	22,972
Plan assets in excess of (less than)
 projected	benefit obligation	                   	805    	(2,682)
Unrecognized prior service cost		                         	2,551
Unrecognized net loss	                         	1,284     	3,879
Additional minimum liability adjustment	                  (2,770)
Unrecognized transition asset		                (2,739)   	(3,070)
Accrued pension cost		                     $     (650)	$  (2,092)

On February 1, 1994, the Board of Directors of the Company voted to freeze the Pension Plan. Effective March 15, 1994, the Plan was frozen and all participants became fully vested. The Company recognized a curtailment loss of $1,794,000 in 1994 as a result of this action.

Plan assets consist primarily of common stocks, bonds, and U.S. government obligations. The assumed long-term rate of return on pension plan assets was 8.5% and 9.0%, respectively. Pension benefit obligations were determined using an assumed discount rate of 8.25% and 6.75%, respectively, and an assumed long-term rate of compensation increase of 5% in 1993.

In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Accounting for Pensions," the Company recorded an additional minimum liability of $2,770,000 at December 25, 1993, representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension cost. The additional liability was offset by an intangible asset to the extent of previously unrecognized prior service cost. The amount in excess of previously unrecognized prior service er-tax impact.

The Company has no other post-retirement benefit plans.

(7)  Incentive Plans
(a)  Stock Option Plan
The Company has an incentive stock option plan for officers and other key employees under which 455,019 shares of common stock are reserved for issuance at December 31, 1994. Under the terms of the plan, option prices are 100% of the Ofair market valueO of the shares on the date granted. Options granted are immediately exercisable and expire ten years after date of grant.

Changes during the three years ended December 31, 1994, in options outstanding under the plan were as follows:

                                   			Option Prices           	Shares
			                                     Per Share          	Under Option

Balance, December 28, 1991	          $11.52 to $16.28	         22,526
Options issued	                     	$25.13 to $26.88          	3,250
Exercised		                          $11.52 to $16.28	         (7,301)
Balance, December 26, 1992	          $16.06 to $26.88	         18,475
Options issued	                     	$24.25 to $25.63	          1,500
Exercised		                          $16.06 to $16.28	         (6,725)
Balance, December 25, 1993	          $16.06 to $26.88	         13,250
Options issued	                     	$25.88 to $26.50         	10,500
Exercised		                          $16.06 to $16.28	         (7,680)
Balance, December 31, 1994		         $16.28 to $26.88          16,070

At December 31, 1994, all options were exercisable.
(b)  Company Appreciation Plan
Under a Company Appreciation Plan, officers and other employees are awarded rights equivalent to shares of Company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the original date of issue is paid in cash to the participants.

During 1994, 1993 and 1992, 24,500, 17,500, and 16,900 rights, respectively, were awarded under the program. In 1994, 1993 and 1992, $0, $37,000, and $11,000, respectively, were charged to earnings.

(8)  Lease Commitments
At December 31, 1994, the Company leased approximately 61% of its facilities under operating leases which expire at various dates up to 2014. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals and repairs, the cost of which is charged to the related expense category ra r which the Company may extend the lease terms from 5 to 20 years.

Rent expense on all leases consisted of:

(dollars in thousands)    	1994	   1993  	1992
Minimum annual rentals		$14,261	$12,025	$9,760
Contingent rentals		        219    	151	   162
                     			$14,480	$12,176	$9,922

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994.

(dollars in thousands)
   1995	    	$ 15,224
   1996	      	14,130
   1997		      12,899
   1998		      11,754
   1999		       9,854
   Thereafter		52,568
	           	$116,429

As of December 31, 1994, the future minimum rentals to be received under noncancelable leases and subleases were $16,401,000.

(9)  Fair Value Information
The carrying amounts for cash, trade receivables and trade payables approximate fair value because of the short maturities of these instruments. The fair values of the CompanyOs marketable securities are based on quoted market prices (See note 5).

(10)  Acquisitions
On December 31, 1992, the Company acquired 14 retail grocery stores from IGA Food Mart, Inc., of Stroudsburg, Pennsylvania. On December 26, 1993, the Company purchased an 80% interest in SuperPetz, Inc. The investment was used to acquire two pet supply stores located in Dayton, Ohio. On August 6, 1994 SuperPetz acquired five pet supply stores in Georgia and South Carolina from Pet Owners Warehouse, Inc. On August 3, 1994, the Company acquired KingOs Supermarkets, Inc., of Hamburg, Pennsylvania. KingOs o re accounted for by the purchase method. Goodwill arising from these transactions, which was not material, is being amortized over a 15 year period on a straight-line basis.

(11)  Summary of Quarterly Results (Unaudited)
Quarterly financial data for 1994 and 1993 is as follows:
                                                                			Fourteen
(dollars in thousands, 	                                            	Weeks
except per share amounts)	            Thirteen Weeks Ended          	Ended
		                         Mar. 26, 94	 Jun. 25, 94 	Sep. 24, 94  Dec. 31, 94
Net sales		                  $372,626	    $368,467	    $377,197     $438,373
Gross profit
	on sales		                    92,786	      91,079	      97,857	     112,873
Net income		                   17,398	      17,808	      18,733	      22,310
Net income
	per share	                      	.40         	.41         	.43         	.51

                                    		Thirteen Weeks Ended
                         		Mar. 27, 93	 Jun. 26, 93 	Sep. 25, 93 	Dec. 25, 93
Net sales		                  $356,579	    $357,868	    $354,884	    $371,759
Gross profit
	on sales		                    89,284	      90,236	      90,823	      97,607
Net income		                   18,687	      17,754	      17,044	      19,468
Net income	per share	            	.43         	.41         	.39         	.44

Independent Auditors' Report

KPMG Peat Marwick LLP
Certified Public Accountants
225 Market Street
Harrisburg, PA 17108-1190

To the Shareholders of  Weis Markets, Inc.:

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and subsidiaries as of December 31, 1994 and December 25, 1993 and the related consolidated statements of income, shareholdersO equity, and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the ove nion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weis Markets, Inc. and subsidiaries at December 31, 1994 and December 25, 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in notes 1 and 5 to the consolidated financial statements, the Company changed its method of accounting for investments at December 25, 1993 to adopt the provisions of the Financial Accounting Standards BoardOs Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As discussed in notes 1 and 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1992 to adopt the provisions

KPMG Peat Marwick LLP
January 27, 1995



                            Five Year Review of Operations
                         	 		53 Weeks	     52 Weeks	     52 Weeks	     52 Weeks	     52 Weeks
(dollars in thousands,       	Ended	         Ended	        Ended	        Ended	        Ended
except per share amounts)	Dec. 31, 1994	Dec. 25, 1993	Dec. 26, 1992	Dec. 28, 1991	Dec. 29, 1990
Net sales               		$1,556,663	   $1,441,090	   $1,289,195	   $1,294,332	   $1,271,806
Costs and expenses	       	1,476,661	    1,361,420	    1,213,764	    1,206,795	    1,175,144
	Income from operations		     80,002	       79,670       	75,431	       87,537	       96,662
Other income, net	           	37,106	       33,984	       34,818	       36,649	       35,630
Minority Interest		               85
Income before provision for
	income taxes and cumulative
	effect of change in
	accounting principle       	117,193       113,654      	110,249      	124,186 	     132,292
Provision for income taxes		  40,944       	40,701	       38,579       	43,609	       45,519
	Income before cumulative
  effect	of change in
  accounting	principle	       76,249	       72,953       	71,670	       80,577	       86,773
	Cumulative effect of change
		in accounting for income
		taxes		                                                  1,046
	Net income		                 76,249	       72,953	       72,716       	80,577	       86,773
Retained earnings, beginning
	of year                   		791,072      	748,796      	705,987	      653,894	      594,160
                       						867,321      	821,749      	778,703      	734,471	      680,933
Cash dividends               	32,326	       30,677	       29,907	       28,484	       27,039
Retained earnings,
 end of year         		   $  834,995   	$  791,072	   $  748,796	   $  705,987	   $  653,894
Weighted average
	shares outstanding	     	43,662,031	   43,827,168	   43,979,088	   44,503,124	   45,049,461
Cash dividends per share		$      .74   	$      .70   	$      .68	   $      .64	   $      .60
Net income per share	    	$     1.75	   $     1.66	   $     1.65    $     1.81	   $     1.93
Working capital		         $  505,449	   $  513,184	   $  483,572	   $ 456,454	    $  431,738
Total assets               		892,093	      844,490	      761,528	     734,517	       693,922
Shareholders' equity        	762,380	      738,115	      680,265	     647,413	       610,067
Number of stores		               149	          141	          126	         124	           118

Stock Prices and Dividend Information by Quarter

The approximate number of shareholders on December 31, 1994, was 8,800.
	                               1994                       	1993
	                    4th 	   3rd    	 2nd	    1st	      4th  	  3rd   	 2nd   	1st
Stock Prices
	High	             		27     	26    	 26 1/4	 28 	     28 5/8  	29 7/8 	26 5/8 	27 7/8
	Low	 	             	23 7/8	 24 1/2  24 1/4  25 3/4   26 1/4   26 5/8	 24 7/8  24 7/8
Dividends Per Share	 .19     .19     .18     .18     .18       .18    .17      .17

Officers
Robert F. Weis
Chairman
and Treasurer

Norman S. Rich
President

Alan L. Barrick
Vice President
Engineering and Manufacturing

Stephen J. Bowers
Vice President
Weis Food Service

Walter B. Bruce
Vice President
Private Label

Richard L. Kunkle
Vice President
Pharmacy

Robert E. Lutz
Vice President
Grocery Merchandising

William R. Mills
Vice President Finance
and Secretary

 * Sigfried Weis served as Co-chairman of the Board of Directors through January 26, 1995 when he was appointed Chairman Emeritus of the Board of Directors.

**	Robert F. Weis served as Co-chairman of the Board of Directors through
January 26, 1995 when he was appointed Chairman of the Board of Directors and Treasurer.

Annual Meeting
The annual meeting of the shareholders of the Company will be held at 10 a.m. on Tuesday, April 4, 1995, at the Corporate offices, 1000 South Second Street, Sunbury, PA 17801.

Registrar and Transfer Agent
American Stock Transfer & Trust Company, 40 Wall Street, 46th floor, New York, NY 10005
(718) 921-8210

Auditors
KPMG Peat Marwick LLP
Certified Public Accountants
225 Market Street
Harrisburg, PA  17108-1190

Stock Traded
New York Stock Exchange


	EXHIBIT 21


                                   WEIS MARKETS, INC.
                            SUBSIDIARIES OF THE REGISTRANT


		Percent
	State of	Owned by
	Incorporation	Registrant

Albany Public Markets, Inc.	New York	100%

Dutch Valley Food Company, Inc.	Pennsylvania	100%

King's Supermarkets, Inc.	Pennsylvania	100%

Martin's Farm Market, Inc.	Pennsylvania	100%

Shamrock Wholesale Distributors, Inc.	Pennsylvania	100%

SuperPetz, Inc.	Pennsylvania	  80%

The consolidated financial statements include the accounts of the company and its subsidiaries.

	EXHIBIT 23








Consent of Independent Auditors




The Board of Directors
Weis Markets, Inc.:


We consent to incorporation by reference in the registration statement on Form S-8 of Weis Markets, Inc. of our report dated January 27, 1995, relating to the consolidated balance sheets of Weis Markets, Inc. and subsidiaries as of December 31, 1994 and December 25, 1993 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 Annual Report to Shareholders of Weis Markets, Inc. and is incorporated herein by reference.



			KPMG PEAT MARWICK LLP



Harrisburg, Pennsylvania
March 24, 1995