Form 10-Q
period 1995-04-01
WEIS MARKETS INC
filed 1995-05-17
CIK 105418

FORM 10-Q
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                                            April 1, 1995

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

              Yes     X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                        43,172,459  shares
                                              (Outstanding at end of period)

                           WEIS MARKETS, INC.

                              INDEX






                                                                        Page No.

        Part I - Financial Information

        Consolidated Condensed Balance Sheets -
         April 1,1995 and December 31, 1994                                2


        Consolidated Condensed Statements of Income
         Three Months Ended April 1,1995
         and March  26, 1994                                               3

        Consolidated Condensed Statements of Cash Flows -
         Three Months Ended April 1,1995
         and March  26, 1994                                               4

        Notes to Consolidated Condensed Financial Statements               5

        Management's Discussion and Analysis of the
          Consolidated Condensed Statements of Income                      6


        Part II - Other Information

        Item 4                                                             8

        Item 6 and Signatures                                              9

                  PART I - FINANCIAL INFORMATION
                       WEIS MARKETS, INC.

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                       (Dollars in Thousands)
                           April 1, 1995                    December 31, 1994
                           (Unaudited)                       (Unaudited)


   Assets
Current Assets:
   Cash                  $      6,803                      $      4,011
   Marketable Securities      455,328                           453,017
   Accounts Receivable, Net    29,111                            24,132
   Inventories                135,751                           130,019
   Prepaid Expenses             4,942                             4,229
   Deferred Income Taxes        3,250                             2,344

            Total Current A   635,185                           617,752

   Property and Equipment,    247,585                           245,263
   Intangible and other Ass    28,575                            29,078
           Total A       $    911,345                      $    892,093

             Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts Payabl       $     85,303                      $     82,529
   Accrued Expenses            10,594                             8,266
   Accrued Self-Insurance      12,747                            10,462
   Payable to Employee Bene     8,469                             7,957
   Income Taxes                11,275                             3,089

            Total Current L   128,388                           112,303

Deferred Income Taxes          17,543                            17,495

Minority Interest                 (85)                              (85)

Shareholders' Equity
   Common Stock                 7,380                             7,380
   Retained Earnings          845,806                           834,995
   Net Unrealized Gain on M     4,989                             4,933

                              858,175                           847,308
   Less Treasury Stock, At    (92,676)                          (84,928)

            Total Sharehold   765,499                           762,380

            Total Liabilities and
            Shareh       $    911,345                      $    892,093

See accompanying notes to consolidated condensed financial
statements.
                         2

                      WEIS MARKETS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                        (Unaudited)
           (Dollars in Thousands Except Per Share Amounts)
                                          Three Months Ended
                             04/01/95                          03/26/94
Net Sales                $    397,499                      $    372,626

Cost of Sales                 295,607                           279,840

Gross Profit                  101,892                            92,786

Operating, General and
   Administrative expenses     80,699                            74,835

                               21,193                            17,951

Interest and Dividend Incom     5,344                             5,402

Other Income                    3,285                             3,739

Minority Interest                                                     3

Income before provision
  for income taxes             29,822                            27,095

Provision for income taxes     10,760                             9,697

Net Income               $     19,062                      $     17,398


Weighted average number of common
  shares outstanding       43,355,392                        43,766,876

Cash dividends per       $       0.19                      $       0.18

Earnings per common share negligible
difference if full       $       0.44                      $       0.40

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

                                    3

                           WEIS MARKETS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                           (Dollars in Thousands)

                                                 Three Months Ended
                                        04/01/95               03/26/94

Cash flows from operating activities:
  Net Income                        $     19,062           $     17,398
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization         8,107                  7,631
     (Gain) on disposition of fixed as         0                    (10)
     Changes in operating assets and liabilities:
       Increase in inventories            (5,732)                (6,311)
       Increase in accounts receivable,
         prepaid expenses and other as    (5,691)                (1,144)
       Increase in accounts payable,
         accrued expenses, other liabilities and
         minority interest                 7,901                  7,536
       Increase in income taxes payabl     8,186                  4,591
       Increase/(Decrease) in deferred      (802)                   187

            Net cash provided by operating
              activities                  31,031                 29,878

Cash flows from investing activities:
  Purchase of property and equipment      (9,928)                (6,924)
  Increase in intangible assets                0                   (416)
  Proceeds from the sale of property a         0                     19
  Increase in marketable securities       (2,311)               (19,188)

            Net cash used by investing   (12,239)               (26,509)

Cash flows from financing activities:
  Proceeds from issuance of common sto         0                      4
  Dividends paid                          (8,252)                (7,873)
  Purchase of treasury stock              (7,748)                (1,366)

            Net cash used by financing   (16,000)                (9,235)

Net increase (decrease) in cash            2,792                 (5,866)
Cash at beginning of period                4,011                  9,066
Cash at end of period               $      6,803           $      3,200

See accompanying notes to consolidated condensed financial statements.

                                    4

                         WEIS MARKETS, INC.
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 1, 1995 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.

2. The comparative balance sheet for December 31, 1994 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods April 1, 1995 and March 26, 1994 are not necessarily indicative of the results to be expected for the full year.

                  WEIS MARKETS, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

        Sales for the first quarter ended April 1, 1995, increased 6.7% to $397,499,000 compared with $372,626,000 in the same quarter last year.  The continuing positive sales growth trend  came from both new and existing stores even though competitive pressures
remained high.   SuperPetz, the 80% held pet supply stores
subsidiary, grew from two stores in the first quarter of 1994 to 14 stores at the end of the current quarter. Sales from that operation contributed an additional $4,500,000 versus the same period last year. The company plans to continue being aggressive in its current market area while actively seeking new store sites and working on potential acquisitions.

        Gross profit of $101,892,000 at 25.6% of sales, increased $9,106,000 or 9.8% versus the same quarter last year from increased sales volume. Gross profit as a percentage of sales increased .7% over the gross profit rate generated in the same quarter a year ago.

        Operating expenses of $80,699,000 at 20.3% of sales, increased $5,864,000, or 7.8% compared to the same quarter last year. The dollar increase in all expense categories was from new store additions at Weis and SuperPetz and the six store King's
Supermarkets acquisition made in August of last year. Operating expenses at SuperPetz runs substantially higher as a percent of sales and a will continue to have an increasing effect on the total percent as new stores are opened throughout this year.

        Interest and dividend income earned in the quarter of $5,344,000 at 1.3% of sales, decreased $58,000, or 1.1% versus the same quarter last year. The company portfolio consists primarily of Pennsylvania tax free municipal bonds. Yield rates on bonds have continued to slip backwards thus causing the lower interest income. Other income for the quarter of $3,285,000 at .8% of sales decreased $454,000, or 12.1% compared to the same period last year.

        Minority interest represents the 20% outside holdings of the SuperPetz net income before tax for the quarter. The company conservatively wrote off all pre-opening expenses associated with new stores to be opened in the second quarter of this year, thus reducing the income to $0.

        The effective tax rate for the first quarter was 36.1% compared to 35.8% for the same quarter in 1994.

        Net earnings for the quarter of $19,062,000, or 44 cents per share, compared with $17,398,000, or 40 cents per share, in 1994.


        The Company had grand reopenings at three remodeled and enlarged stores during the quarter. Construction is currently in progress on seven new stores with major remodels of four existing stores in various stages of completion. Weis Markets has two new replacement grocery stores and SuperPetz has five pet supply stores scheduled to open during the second quarter.

        At the end of the quarter, Weis Markets, Inc., had 149 food stores in operation in Pennsylvania, Maryland, New Jersey, New York,
Virginia and West Virginia, along with Weis Food Service, a restaurant and institutional supplier. SuperPetz, Inc. now operates 14 stores located in Pennsylvania, Ohio, Georgia, and South Carolina.

                  WEIS MARKETS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  (continued)

LIQUIDITY AND CAPITAL RESOURCES

        The corporation's funding requirements during the period ended April 1, 1995 and during the comparable time period in 1994, were for acquisitions, the enlargement and remodeling of existing retail stores and continued upgrading of the processing and distribution facilities. Year- to-date property, equipment and acquisition expenditures amounted to $9,928,000, compared to $7,340,000 in 1994. The beginning of the year capital projections estimate of $105,000,000 for eighteen months appears to be on schedule.

        The purchase of Treasury Stock during the quarter of $7,748,000 compared with $1,366,000 purchased in the same quarter of 1994.
The Board of Directors 1991 resolution authorizing the purchase of Treasury Stock, has been fully used. On January 26, 1995, the Board of Directors unanimously approved the authorization to repurchase an additional 1,000,000 treasury shares on the open market. Cash dividends totaling $8,252,000 were paid during the quarter to holders of common stock at a rate of 19 cents per share. On April 4, 1995, the Board of Directors declared a normal quarterly dividend of 19 cents a share to holders of record on May 12, 1995, payable on May 26, 1995.

        The company's capital requirements through during the first quarter were financed entirely from internally generated funds. The working capital has increased 2.4% since the beginning of the year. Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program.
Management continues to review acquisitions of grocery stores, pet supply stores, food service operations and other types of business relationships which could be benefit to the overall value of the company. Selected acquisition firms are aware of the company's expansion plans and are working with management in this regard.

        The corporation has no other commitment of capital resources as of April 1, 1995.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Weis Markets, Inc., was held on Tuesday, April 4, 1995, at 10:00 a.m., Eastern Standard Time, at the principal office of the Corporation.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

(c) The meeting was held for the following purposes:

   1. To elect six directors to serve, subject to provisions of the by-laws, until the next Annual Meeting of shareholders or until their respective successors have qualified.
   2. To approve a 1995 Stock Option Plan.
   3. To approve the appointment of auditors for the current fiscal year.
   4. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting submitted to the Secretary by the Judge of Elections disclosed the following tabulation of votes.


Proposal #1                               For      Withhold       %
Robert F. Weis                        41,807,538      30,608       96.2
Norman S. Rich                        41,814,853      23,293       96.2
Micheal C. Rheam                      41,805,343      32,803       96.2
Joseph I. Goldstein                   41,815,922      22,224       96.2
Peter M. Sacerdote                    41,809,430      28,716       96.2
Richard E. Shulman                    41,810,971      27,174       96.2

Proposal #2                    For      Against    Abstain        %
Proposal to approve
1995 Stock Option Plan     41,506,639    134,479     121,430       95.5

Proposal #3                    For      Against    Abstain        %
Proposal to approve the
appointment of KPMG Peat
Marwick, LLP, as the
independent public accountants
of the corporation         41,773,957     12,879      51,308       96.1

                           PART II - OTHER INFORMATION
                           (continued)

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended April 1, 1995





                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WEIS MARKETS, INC.



        Date
                           ROBERT F. WEIS
                           Chairman of the Board & Treasurer



        Date
                            WILLIAM R. MILLS
                            Vice President-Finance & Secretary