Form 10-Q
period 1995-07-01
WEIS MARKETS INC
filed 1995-08-15
CIK 105418

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended                                            July 1, 1995

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

                          Yes   X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                           43,155,373  shares
                                               (Outstanding at end of period)

                                   WEIS MARKETS, INC.

                                      INDEX






                                                                      Page No.

      Part I - Financial Information

   Consolidated Condensed Balance Sheets -
   July 1, 1995 and December 31, 1994                                       2


   Consolidated Condensed Statements of Income
   Six Months Ended July 1, 1995
   and June 25, 1994                                                        3

   Consolidated Condensed Statements of Cash Flows -
   Six Months Ended July 1, 1995
   and June 25, 1994                                                        4

   Notes to Consolidated Condensed Financial Statements                     5

   Management's Discussion and Analysis of the
   Consolidated Condensed Statements of Income                              6

   Part II - Other Information

   Other Information and Signatures                                         8

                         PART I - FINANCIAL INFORMATION
                            WEIS MARKETS, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                          (Dollars in Thousands)
                           July 1, 1995                     December 31, 1994
                             (Unaudited)                      (Unaudited)
   Assets
Current Assets:
   Cash                          $       5,819                    $    4,011
   Marketable Securities               441,201                       453,017
   Accounts Receivable, Net             37,565                        24,132
   Inventories                         122,803                       130,019
   Prepaid Expenses                      5,085                         4,229
   Deferred Income Taxes               ---                             2,344

            Total Current Assets       612,473                       617,752

   Property and Equipment, Net         261,885                       245,263
   Intangible and other Assets, Net     28,122                        29,078
           Total Assets          $     902,480                    $  892,093

                      Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts Payable              $      70,243                    $   82,529
   Accrued Expenses                     10,094                         8,266
   Accrued Self-Insurance               13,165                        10,462
   Payable to Employee Benefit Plan      7,997                         7,957
   Income Taxes                          1,266                         3,089
   Deferred Income Taxes                   774                         ---

            Total Current Liabiliti    103,539                       112,303

Deferred Income Taxes                   17,869                        17,495

Minority Interest                          (85)                          (85)

Shareholders' Equity
   Common Stock                          7,380                         7,380
   Retained Earnings                   855,984                       834,995
   Net Unrealized Gain on Marketabl     10,934                         4,933

                                       874,298                       847,308
   Less Treasury Stock, At Cost        (93,141)                      (84,928)

            Total Shareholders' Equ    781,157                       762,380

            Total Liabilities and
            Shareholders' Equi   $     902,480                    $  892,093

See accompanying notes to consolidated condensed financial statements.
                                 2

                            WEIS MARKETS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                              (Unaudited)
             (Dollars in Thousands Except Per Share Amounts)

                       Three Months Ended                    Six Months Ended
                  07/01/95      06/25/94          07/01/95         06/25/94
Net Sales       $  407,578    $  368,467        $  805,077        $ 741,093

Cost of Sales      304,319       277,388           599,926          557,228

Gross Profit       103,259        91,079           205,151          183,865

Operating, General and
   Administrative   83,572        72,197           164,272          147,032

                    19,687        18,882            40,879           36,833

Interest and Divid   5,598         5,422            10,942           10,824

Other Income         3,293         3,375             6,578            7,114

Minority Interest        0            12                 0               15

Income before provision
  for income taxes  28,578        27,691            58,399           54,786

Provision for inco  10,199         9,883            20,959           19,580

Net Income      $   18,379    $   17,808        $   37,440        $  35,206


Weighted average number of common
shares outstandi 43,171,266    43,732,978        43,263,350       43,750,743

Cash dividend   $     0.19    $     0.18        $     0.38        $    0.36

Earnings per common share negligible
difference if   $     0.43    $     0.41        $     0.87        $    0.80

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

                                 3

                              WEIS MARKETS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                           (Dollars in Thousands)
                                                        Six Months Ended
                                               07/01/95             06/25/94

Cash flows from operating activities:
  Net Income                                 $   37,440           $   35,206
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization               15,475               15,257
     (Gain) on disposition of fixed assets            0                  (11)
     Changes in operating assets and liabilities:
       Increase in inventories                    7,216                2,446
       Increase in accounts receivable,
         prepaid expenses and other assets      (14,289)              (1,428)
       Increase in prepaid income taxes               0               (2,352)
       Increase in accounts payable,
         accrued expenses, other liabilities and
         minority interest                       (7,715)                (339)
       Decrease in income taxes payable          (1,823)              (1,938)
       Increase/(Decrease) in deferred taxes       (572)                 540

            Net cash provided by operating
              activities                         35,732               47,381

Cash flows from investing activities:
  Purchase of property and equipment            (31,141)             (13,695)
  Increase in intangible assets                       0                 (416)
  Proceeds from the sale of property and equipm       0                   20
 ( Increase)/Decrease in marketable securities   21,881              (20,713)

            Net cash used by investing activiti  (9,260)             (34,804)

Cash flows from financing activities:
  Proceeds from issuance of common stock              0                    4
  Dividends paid                                (16,451)             (15,747)
  Purchase of treasury stock                     (8,213)              (2,421)

            Net cash used by financing activiti (24,664)             (18,164)

Net increase (decrease) in cash                   1,808               (5,587)
Cash at beginning of period                       4,011                9,066
Cash at end of period                        $    5,819           $    3,479

See accompanying notes to consolidated condensed financial statements.




                                             4

                                WEIS MARKETS, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 1, 1995 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.

2. The comparative balance sheet for December 31, 1994 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods July 1, 1995 and June 25, 1994 are not necessarily indicative of the results to be expected for the full year.

                                WEIS MARKETS, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

        Sales for the second quarter ended July 1, 1995, increased 10.6% to $407,578,000 compared with $368,467,000 last year. For the first half of this year, sales have increased 8.6% to $805,077,000 compared with $741,093,000 in 1994. The same-store sales continued on its positive trend, increasing 3.5% for the quarter and 2.2% year-to-date. SuperPetz, the 80% held pet supply stores subsidiary, continues its strong growth opening six new stores during the second quarter of 1995. Sales from that operation contributed an additional $5,271,000 this quarter versus the same quarter last year. Although some of the players within the core Pennsylvania market are changing, competition overall remains strong. The cost of grocery merchandise has increased slightly over last year and this increase, which is expected to continue, is reflected in LIFO expense. Produce prices dropped significantly from the high prices experienced in the first quarter, and meat prices continue to remain low. The Company will continue to be aggressive in its current market area while actively seeking new store sites and acquisitions.

        Gross profit of $103,259,000 at 25.3% of sales, increased $12,180,000 or 13.4% versus the same quarter last year. The increase in gross profit dollars were generated primarily from the higher sales volume, as the gross profit rate increased only slightly by .6% compared to the second quarter of last year. The year to date gross profit at 25.5% of sales, increased $21,286,000 or 11.6%, and also increased as a percent of sales by .7%. The LIFO charge for the quarter was $600,000 higher than a year ago, reflecting the increased cost seen in dry grocery and non-food products. Management feels that the Company will continue to see low inflation in the cost of these products through the remainder of the year.

        Operating expenses for the second quarter of $83,572,000 at 20.5% of sales, increased $11,375,000 or 15.7% higher than the same quarter last year, and also increased as a percent of sales by .8%.
Year to date operating expenses of $164,272,000 at 20.4% of sales compares with $147,032,000 at 19.8% in the first half of 1994. Operating expense increased in all expense categories because of the higher sales volume from the new store additions at Weis, the six store
King's Supermarkets acquisition made in August of last year and the addition of six SuperPetz since January of this year. As SuperPetz continues to aggressively grow in store number, management expects the higher gross profit and expense percentages generated by these stores to have an increasing effect on both of these percentages rates.

        Interest and dividend income earned in the second quarter of $5,598,000 at 1.4% of sales, increased $176,000, or 3.2%, versus the same quarter last year, but declined as a percentage of sales by .1%. Year to date interest and dividend income of $10,942,000 has increased $118,000 or 1.1% over the first half of 1994. Although the actual investment amount in marketable securities has declined since the beginning of the year, the value of the portfolio has increased significantly and is reflected in the balance sheet.

        Other income for the quarter of $3,293,000 at .8% of sales decreased $82,000, or 2.4% compared to the same quarter last year. Year to date other income of $6,578,000 at .8% of sales has decreased $536,000 versus a year ago.

        Minority interest represents the 20% outside holdings of the SuperPetz net income before tax for the quarter. Although profitable from an operational point of reference, the write-off of the pre-opening expenses, generated from the significant number of new pet supply stores that will open this year, is expected to produce negative results for the total year. Management did anticipate the negative impact from the initial start-up phase of this concept. The Company has conservatively wrote off pre-opening expenses associated with new stores thus reducing the income to $0 for the quarter and year-to-date.

        The effective tax rate for both the second quarter of 1995 and 1994 was 35.7%. Year-to- date, the effective tax rate for the year is 35.9% versus 35.7% last year.

                                  WEIS MARKETS, INC.
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)

OPERATING RESULTS (continued)

        Net earnings for the second quarter of $18,379,000, or 43 cents per share, compared with $17,808,000, or 41 cents per share, in 1994.
Year to date earnings of $37,440,000 or 87 cents per share, compared with $35,206,000, or 80 cents per share in 1994.

        During the quarter, the Company opened three new stores, two of which were replacements, and had grand reopenings in three newly
remodeled and enlarged stores.   Construction is currently in progress
on six new stores with two existing stores undergoing expansion and major remodeling. Thirteen additional new stores and five major remodels are in active planning stages. SuperPetz, Inc., the 80% owned subsidiary of Weis Markets, opened six stores in the second quarter and will have four new stores opening during the third quarter.

        At the end of the quarter, Weis Markets, Inc., had 150 food stores in operation in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia, along with Weis Food Service, a restaurant and institutional supplier. SuperPetz, Inc., now operates 20 stores located in Pennsylvania, Ohio, Georgia, South Carolina, and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

        The corporation's funding requirements during the six month period ended July 1, 1995  and during the comparable period in 1994, were for acquisitions, the enlargement and remodeling of existing supermarkets and upgrading of the processing and distribution
facilities.   Property, equipment and acquisition expenditures in the first half of 1995 amounted to $31,141,000, compared to $14,111,000 in 1994.

        The purchase of Treasury Stock during the first half totaled $8,213,000 compared with $2,421,000 purchased in the first half of 1994. The Board of Directors 1991 resolution authorizing the purchase of Treasury Stock, has a remaining balance of 48,951 shares. The
1995 resolution authorizing the purchase of Treasury Stock has a remaining balance of 1,000,000 shares.

        Cash dividends were paid during the quarter to holders of common stock at a rate of 19 cents per share. The Board of Directors recently declared a 10.5% increase in the quarterly dividend up from 19 cents a share to 21 cents a share. The dividend will be payable to holders of record as of August 11, 1995, payable August 25, 1995.

        The company's capital requirements through the first half of 1995 were financed entirely from internally generated funds. The working capital has increased .7% since the beginning of the year.
Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program. The beginning of the year capital projections estimate of $105,000,000 for eighteen months appears to be on schedule. Management continues to review grocery store and food service acquisition possibilities within its market area and other types of business relationships. Selected acquisition firms are aware of the company's expansion plans and are working with management in this regard.

        The corporation has no other commitment of capital resources as of July 1, 1995.

                              PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended July 1, 1995





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