Form 10-K405/A
period 1994-12-31
WEIS MARKETS INC
filed 1995-08-29
CIK 105418

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

Amendment #1 is being filed to submit the Financial Data Schedule (Exhibit 27) which was omitted from the original filing and correct Part IV, Item 14(c).

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the 1994 Weis Markets, Inc. Annual Report to Shareholders are incorporated by reference in Part II and Part IV of this Form 10-K.

Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 10, 1995 are incorporated by reference in Part III of this Form 10-K.

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(c) Exhibits -- The response to this portion of Item 14 is submitted as a separate section of this report, EX-27.

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