Form 10-Q
period 1995-09-30
WEIS MARKETS INC
filed 1995-11-08
CIK 105418

FORM 10-Q
                                 SECURITIES AND EXCHANGE COMMISSION
                                       WASHINGTON, D.C.  20549


                          Quarterly Report Under Section 13 or 15(d)
                             of the Securities Exchange Act of 1934


For Quarter Ended                                        September 30, 1995

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


Common Stock, No Par Value                              43,041,917 shares
                                             (Outstanding at end of period)

                                     WEIS MARKETS, INC.

                                          INDEX






                                                                    Page No.
         Part I - Financial Information

        Consolidated Condensed Balance Sheets -
         September 30, 1995 and December 31, 1994                              2


        Consolidated Condensed Statements of Income
         Nine Months Ended September 30, 1995
         and September 24, 1994                                                3

        Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 30, 1995
         and September 24, 1994                                                4

        Notes to Consolidated Condensed Financial Statements                   5

        Management's Discussion and Analysis of the
          Consolidated Condensed Statements of Income                          6


        Part II - Other Information

        Other Information and Signatures                                       8

                            PART I - FINANCIAL INFORMATION
                                      WEIS MARKETS, INC.

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                               (Dollars in Thousands)
                                  September 30, 1995           December 31, 1994
                                     (Unaudited)                  (Unaudited)
   Assets
Current Assets:
   Cash                            $     3,003                  $    4,011
   Marketable Securities               455,817                     453,017
   Accounts Receivable, Net             30,781                      24,132
   Inventories                         119,874                     130,019
   Prepaid Expenses                      3,123                       4,229
   Deferred Income Taxes                ---                          2,344

            Total Current Assets       612,598                     617,752

   Property and Equipment, Net         272,298                     245,263
   Intangible and other Assets, Net     32,058                      29,078
           Total Assets            $   916,954                  $  892,093

             Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts Payable                $    66,962                  $   82,529
   Accrued Expenses                     13,466                       8,266
   Accrued Self-Insurance               14,332                      10,462
   Payable to Employee Benefit Plans     7,984                       7,957
   Income Taxes                          3,014                       3,089
   Deferred Income Taxes                 2,411                       ---

            Total Current Liabilities  108,169                     112,303

Deferred Income Taxes                   18,302                      17,495

Minority Interest                          (85)                        (85)

Shareholders' Equity
  Common Stock, No Par Value,
  100,800,000 Shares Authorized, 47,445,929 and
  47,438,249 Shares issued, respectively 7,380                       7,380
  Retained Earnings                    866,118                     834,995
  Net Unrealized Gain on Marketable     13,392                       4,933

                                       886,890                     847,308
   Less Treasury Stock, At Cost        (96,322)                    (84,928)

            Total Shareholders' Equity 790,568                     762,380
            Total Liabilities and
            Shareholders' Equity   $   916,954                  $  892,093

See accompanying notes to consolidated condensed financial statements.
                                   2

                          WEIS MARKETS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (Unaudited)
               (Dollars in Thousands Except Per Share Amounts)
                          Three Months Ended                   Nine Months Ended
                  09/30/95           09/24/94        09/30/95          09/24/94
Net Sales       $   404,578       $   377,197       $ 1,209,655      $ 1,118,290

Cost of Sales       298,768           279,340           898,694          836,568

Gross Profit        105,810            97,857           310,961          281,722

Operating, General and
   Administrative    84,028            78,291           248,300          225,323

                     21,782            19,566            62,661           56,399

Interest and Dividend 5,376             5,348            16,318           16,172

Other Income          3,127             3,915             9,705           11,029

Minority Interest         0              (22)                0               (7)

Income before provision
  for income taxes   30,285            28,807            88,684           83,593

Provision for income 11,096            10,074            32,055           29,654

Net Income      $    19,189       $    18,733       $    56,629      $    53,939


Weighted average number of common
  shares outstanding  43,101,115      43,637,700      43,201,645      43,712,959

Cash dividend   $      0.21       $      0.19       $      0.59      $      0.55

Earnings per common share negligible
difference if   $      0.45       $      0.43       $      1.31      $      1.23

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

                                 3

                                WEIS MARKETS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (Dollars in Thousands)

                                                        Nine Months Ended
                                               09/30/95           09/24/94
Cash flows from operating activities:
  Net Income                                 $   56,629         $   53,939
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization               23,634             23,255
     Gain on disposition of fixed assets              0                (28)
     Changes in operating assets and liabilities:
       (Increase)/Decrease in inventories        10,145            (12,902)
       Increase in accounts receivable,
         prepaid expenses and other assets       (5,543)            (4,971)
       Increase/(Decrease) in prepaid income ta       0               (199)
       Increase/(Decrease)  in accounts payable,
         accrued expenses, other liabilities and
         minority interest                       (6,470)            25,659
       Decrease in income taxes payable             (75)            (1,938)
       Increase/(Decrease) in deferred taxes       (245)               678

            Net cash provided by operating
              activities                         78,075             83,493

Cash flows from investing activities:
  Purchase of property and equipment            (50,484)           (33,493)
  Proceeds from the sale of property and equipm       0                 37
  ( Increase)/Decrease in marketable securities  11,466            (11,420)
  Increase in intangible assets and other asset  (3,165)           (12,524)

            Net cash used by investing activiti (42,183)           (57,400)

Cash flows from financing activities:
  Proceeds from issuance of common stock              0                 18
  Dividends paid                                (25,506)           (24,050)
  Purchase of treasury stock                    (11,394)            (6,188)

            Net cash used by financing activiti (36,900)           (30,220)

Net decrease in cash                             (1,008)            (4,127)
Cash at beginning of period                       4,011              9,066
Cash at end of period                        $    3,003         $    4,939

Cash Paid during the period for:
Interest Expense                             $        0         $        0

Income Taxes                                 $   32,130         $   31,791

See accompanying notes to consolidated condensed financial statements.

                                             4

                                     WEIS MARKETS, INC.
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.

2. The comparative balance sheet for December 31, 1994 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods September 30, 1995 and September 24, 1994 are not necessarily indicative of the results to be expected for the full year.

                              WEIS MARKETS, INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Sales for the third quarter ended September 30, 1995, increased 7.3% to $404,578,000 compared with $377,197,000 in the third quarter last year, while same-store sales increased 2.3%. Year-to-date sales for the thirty-nine weeks ended increased 8.2% to $1,209,655,000, compared with $1,118,290,000 during the same period of time in 1994. Same-store sales have increased 1.7% over last year-to-date same-store sales figures. The six store King's Supermarkets acquisition made in August of 1994 has now cycled.

       Gross profit of $105,810,000 at 26.2% of sales, increased $7,953,000 or 8.1% versus the same quarter last year. Gross profit as a percentage of sales increased .3% over the gross profit rate generated in the same quarter a year ago. The year-to-date gross profit at 25.7% of sales, increased $29,239,000 or 10.4%. The dollar increase in gross profit is primarily due to the increased number of stores. Inflation in food prices remains minimal, while pharmaceutical products have increased 10% over a year ago.

      Operating expenses for the third quarter of $84,028,000 at 20.8% of sales, increased $5,737,000, or 7.3% compared to the same quarter last year, but remained the same as a percent of sales. As in the case of sales and gross profit, operating expenses increased in all categories because of the higher sales volume. As the number of SuperPetz stores continue to increase, management is anticipating that the higher gross profit and expense ratios generated by these stores will have a slight increasing effect on the total company rates.

      Interest and dividend income earned in the third quarter of $5,376,000 at 1.3% of sales, increased $28,000, or .5%, versus the same quarter last year. Year-to-date interest and dividend income of $16,318,000 has increased $146,000 or .9% over the first nine months of 1994.

      Other income for the quarter of $3,127,000 at .8% of sales decreased $788,000, or 20.1% compared to the same quarter last year. In 1994 income from cardboard salvage operations had increased $493,000 compared to the third quarter in 1993, due to a significant increase in the price per ton. The reverse of that situation is now occurring as the price for cardboard per ton is declining.
Year-to-date other income of $9,705,000 at .8% of sales has decreased $1,324,000 or 12.0% over the same time period in 1994.

      Minority interest represents the 20% outside holdings of the SuperPetz net income before tax for the quarter. Although operationally profitable, the pre-opening expenses generated from the significant number of new pet supply stores that will open this year, is expected to produce negative results for the total year. Management anticipated the negative impact of these start-up costs and conservatively recorded $0 income for the quarter and year-to-date.

      The effective tax rate for the third quarter was 36.6% compared to 35.0% for the same quarter in 1994. Year-to-date, the effective tax rate was 36.2% compared to 35.5%. The slightly higher than a year ago effective rate is due to the impact of the higher income from operations this year with only a slight rise in the income from the tax free investments.

      Net earnings for the third quarter were $19,189,000, or 45 cents per share, compared with $18,733,000, or 43 cents per share, in 1994.
Year-to-date earnings of $56,629,000 or $1.31 per share, compared with $53,939,000, or $1.23 cents per share in 1994.

      At the end of September, Weis Markets, Inc., had 150 stores in operation in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia, along with Weis Food Service, a restaurant and institutional supplier. SuperPetz, Inc., the 80% held subsidiary of Weis Markets, Inc., now operates 23 pet supply stores in Georgia, Indiana, Kentucky, Maryland, Ohio, South Carolina and Tennessee.

                                     WEIS MARKETS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (continued)

LIQUIDITY AND CAPITAL RESOURCES
      The corporation's funding requirements during the nine month period ended September 30, 1995 and during the comparable time period in 1994, were for acquisitions, the building and stocking of new stores, the enlargement and remodeling of existing supermarkets, the continued upgrading of the processing and distribution facilities and the normal operating expenses of the business.

      Year-to-date property, equipment and acquisition expenditures amounted to $53,649,000, compared to $44,913,000 in 1994. At the onset of 1995, the Company embarked on an 18 month new store and equipment expansion program, allocating $105 million to capital expenditures. This is by far the most aggressive expansion plan in the history of Weis Markets. During the third quarter, the Company opened two new stores, one of which one was a replacement, and had a grand reopening in a newly remodeled and enlarged store. Construction is currently in progress on four new stores with two existing stores undergoing expansion and major remodeling. The Company has fifteen new grocery stores and six major remodels in the active planning and design stages.

      SuperPetz, Inc., the 80% owned pet supply stores subsidiary of Weis Markets, opened three new stores in the third quarter and continues to aggressively pursue new sites as it has since its inception in January of 1994, when this concept was started with just two stores. SuperPetz anticipates opening four more stores during the fourth quarter of this year. The growth of this new retail format has been at a much faster pace than our original projections.

      Since the beginning of the year, the actual cost of investments in marketable securities has decreased $11,466,000 as detailed in the "Consolidated Condensed Statements of Cash Flows." However, the market value of the remaining securities has increased by over $14,266,000. The fluctuation in the market value of the securities impacts only the balance sheet as so defined by the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The cash received from the decrease in marketable securities was utilized for the higher capital expenditures, the on-going operational needs of the business, and the purchase of Treasury Stock.

      The purchase of Treasury Stock year-to-date totaled $11,394,000 compared with $6,188,000 purchased in the same nine month period of 1994. Life to date, the Company has repurchased 4,404,012 shares at a total cost of $96,322,000. The January 26, 1995, board resolution authorizing the repurchase of up to 1,000,000 additional shares has 935,495 shares remaining.

Cash dividends were paid during the quarter to holders of common stock at a rate of 21 cents per share compared to 19 cents per share paid in the third quarter of 1994. The Board of Directors recently declared a normal quarterly dividend of 21 cents a share to holders of record on November 10, 1995, payable November 24, 1995.

      The company's capital requirements through the first nine months of 1995 were financed entirely from internally generated funds. The working capital has decreased .2% since the beginning of the fiscal year. Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program.

The corporation has no other commitment of capital resources as of September 30, 1995.

                               PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 30, 1995





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