Form 10-K405
period 1995-12-30
WEIS MARKETS INC
filed 1996-03-27
CIK 105418

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the fiscal year ended December 30, 1995      Commission file number 1-5039

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

The aggregate market value of Common Stock held by non-affiliates
of  the  Registrant  is  approximately $860,849,000.   Shares  of
common stock outstanding as of February 9, 1996 - 42,508,617.

The index to Exhibits is located in Part IV, Item 14(c).

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 1995 Weis Markets, Inc. Annual Report to
Shareholders are incorporated by reference in Part II and Part IV of this Form 10-K.

Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 8, 1996 are incorporated by reference in
Part III of this Form 10-K.

                       WEIS MARKETS, INC.

                             PART I

Item 1.   Business:

(a) Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food. There was no material change in the nature of the Company's business during fiscal 1995.

(b) The principal business activity which the Company has been engaged in for the last five fiscal years is the retail sale of food.

(c)(1)(i) The Company operates 126 retail food markets in Pennsylvania, 16 in Maryland, 1 in New Jersey, 3 in New York, 4 in Virginia, and 1 in West Virginia. The stores trade under the name Weis Markets, except for 19 Pennsylvania stores which trade as Mr. Z's Food Mart, 5 Pennsylvania stores which trade as King's Supermarkets, 2 Pennsylvania stores which trade as Erb's, 5 Pennsylvania stores which trade as Scot's Lo Cost, and 1 Pennsylvania store which trades as Big Top Market. During the past fiscal year, 9 new stores were opened of which 6 were replacements for older units. One store was closed for financial reasons. The Company also owns and operates Weis Food Service, a restaurant and institutional supplier. On December 26, 1993, the Company purchased an 80% interest in SuperPetz, Inc. The investment was used to acquire 2 pet supply stores located in Dayton, Ohio. On August 6, 1994, SuperPetz acquired five pet supply stores in Georgia and South Carolina from Pet Owners Warehouse, Inc. On November 24, 1995 SuperPetz acquired seven stores located in Michigan and Ohio from Pet Food Warehouse, Inc. SuperPetz opened 14 additional stores during the year and as of December 30, 1995, operated 1 store in
          Georgia, 1 store in Indiana, 1 store in Kentucky, 1 store in Maryland, 7 stores in Michigan, 9 stores in Ohio, 3 stores in Pennsylvania, 8 stores in South Carolina, and 4 stores in Tennessee. The Company supplies its retail food stores from distribution centers in Sunbury, Northumberland, and Milton, Pennsylvania. The percentage of net sales contributed by each class of similar products for each of the five fiscal years ended December 30, 1995 was:

               Grocery      Meat     Produce    Other

     1991       61.27       14.49     10.95     13.29
     1992       60.81       14.15     10.78     14.26
     1993       60.74       14.80     11.06     13.40
     1994       59.76       14.41     11.06     14.77
     1995       58.71       13.82     11.05     16.42

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

                       WEIS MARKETS, INC.

(c)(1)(x) The business of the Company is highly competitive, and, in the areas served by it, the Company competes based on price and service with national retail food chains, local chains and many independent food stores. The following list includes, but is not limited to, the competitors of the Company: A&P, Acme Markets, Aldi, BiLo, Festival Foods, Giant Eagle, Giant Foods of Carlisle, Giant Foods of Landover, Insalaco, K-Mart, Riverside Markets, Sam's, Shop Rite, Super Rite, Super Valu, and Walmart. On the basis of sales volume, the Company believes it is the leading food retailer in the majority of the areas in which it operates.

(c)(1)(xiii)The Company has approximately 16,500 employees.

Item 2.   Properties:

          The Company owns and operates 75 of its retail food stores and leases and operates 76 stores under operating leases for varying periods of time up to the year 2015. SuperPetz, leases all 35 of it's retail store locations. The Company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land which are available as locations for possible future stores or other expansion.

          The Company owns and operates one warehouses in Sunbury, Pennsylvania totaling approximately 551,000 square feet, one in Milton, Pennsylvania of approximately 1,016,000 square feet, and one in Northumberland, Pennsylvania totaling approximately 121,000 square feet. The Company also operates an ice cream plant, meat processing plant and milk processing plant at its Sunbury location.

Item 3.   Legal Proceedings:

          Neither the Company nor any subsidiary is presently a party to, nor is any of their property subject to, any material pending legal proceedings, other than routine litigation incidental to the business.

Item 4.   Submission of Matters to a Vote of Security Holders:

          There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

                             PART II

Item 5.   Market  for  Registrant's  Common  Equity  and  Related
          Stockholder Matters:

          "Stock Prices and Dividend Information by Quarter" on page 16 and "Stock Traded" on the inside back cover of the 1995 Weis Markets, Inc. Annual Report to Shareholders are incorporated herein by reference.

                       WEIS MARKETS, INC.

          The approximate number of shareholders on December 30, 1995 is determined by the Company's transfer agent..

Item 6.   Selected Financial Data:

          "Five-Year Review of Operations" on page 16 of the 1995
          Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 7.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations:

          "Management's  Discussion  and  Analysis  of  Financial
          Condition and Results of Operations" on page 7 of the 1995 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data:

          The following information is incorporated herein by reference from the 1995 Weis Markets, Inc. Annual Report to Shareholders: The consolidated financial statements on pages 8 to 10, the notes to consolidated financial statements on pages 11 to 15, and the independent auditors' report on page 15.

Item 9.   Changes  in  and  Disagreements  With  Accountants   on
          Accounting and Financial Disclosure:

          None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant:

          "Election  of Directors" on pages 4 and 5 of  the  Weis
          Markets, Inc. definitive proxy statement dated March 8, 1996 is incorporated herein by reference.

Item 11.  Executive Compensation:

          "Board Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Retirement Plans," "Pension Plan Table," "Shareholder Return Performance," "Comparative Five-Year Total Returns," and "Comparative Ten-Year Income Percentages," on pages 6 to 10 of the Weis Markets, Inc. definitive proxy statement dated March 8, 1996 are incorporated herein by reference.

                       WEIS MARKETS, INC.

Item 12.  Security  Ownership  of Certain Beneficial  Owners  and
          Management:

          "Outstanding Voting Securities and Voting Rights" on page 3 of the Weis Markets, Inc. definitive proxy statement dated March 8, 1996 is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions:

          "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Board Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Retirement Plans," "Pension Plan Table," "Shareholder Return Performance," "Comparative Five-Year Total Returns," and "Comparative Ten-Year Income Percentages," on pages 5 to 10 of the Weis Markets, Inc., definitive proxy statement dated March 8, 1996 are incorporated herein by reference.

                             PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

          The following information is incorporated herein by reference from the 1995 Weis Markets, Inc. Annual Report to Shareholders: The consolidated financial statements on pages 8 to 10, the notes to consolidated financial statements on pages 11 to 15, and the independent auditors' report on page 15.

(a) The financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

(b) There were no reports on Form 8-K filed during the quarter ended December 30, 1995.

                       WEIS MARKETS, INC.

(c)       A   listing  of  exhibits  filed  or  incorporated   by
          reference is as follows:

          Exhibit No.
          3-A       Articles of Incorporation
          3-B       By-Laws
          10-A      Profit Sharing Plan
          10-B      Stock Bonus Plan
          10-C      Company Appreciation Plan
          10-D      Stock Option Plan
          10-E      Supplemental Employee Retirement Plan
          10-F      Executive Employment Contract
          13        Annual  Report to Shareholders for the Fiscal
                    Year ended December 30, 1995
          21        Subsidiaries of the Registrant
          23        Consent of Independent Auditors

                    Exhibits 3-A and 3-B have been filed as exhibits under Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 27, 1980 and are incorporated herein by reference. Exhibits 10-A through 10-F, have been filed as exhibits under Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 31,
                    1994   and   are   incorporated   herein   by
                    reference.

                    The foregoing exhibits are available upon request from the Secretary of the Company at a fee of $10.00 per copy.

                       WEIS MARKETS, INC.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          WEIS MARKETS, INC.
                                             (Registrant)



Date 03/27/96                               Robert F. Weis
                                   Chairman of the Board of Directors,
                                     and Treasurer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date 03/27/96                                 Robert F. Weis
                                      (Principal Financial Officer)
                                    Chairman of the Board of Directors,
                                        and Treasurer and Director



Date 03/27/96                                Norman S. Rich
                                      (Principal Executive Officer)
                                         President and Director



Date 03/27/96                                William R. Mills
                                    Vice President Finance and Secretary