Form 10-Q
period 1996-03-30
WEIS MARKETS INC
filed 1996-05-10
CIK 105418

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For Quarter Ended                                            March 30, 1996

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


Common Stock, No Par Value                            42,510,599 shares
                                               (Outstanding at end of period)

                                 WEIS MARKETS, INC.

                                      INDEX






                                                                     Page No.

        Part I - Financial Information

        Consolidated Condensed Balance Sheets -
         March 30, 1996 and December 30, 1995                              2


        Consolidated Condensed Statements of Income
         Three Months Ended March 30, 1996
         and April 1, 1995                                                 3

        Consolidated Condensed Statements of Cash Flows -
         Three Months Ended March 30, 1996
         and April 1, 1995                                                 4

        Notes to Consolidated Condensed Financial Statements               5

        Management's Discussion and Analysis of the
          Consolidated Condensed Statements of Income                      6


        Part II - Other Information

        Item 4                                                             8

        Item 6 and Signatures                                              9

                       PART I - FINANCIAL INFORMATION
                           WEIS MARKETS, INC.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Thousands)
                                 March 30, 1996             December 30, 1995
                                    (Unaudited)                (Unaudited)
   Assets
Current:
   Cash                           $    7,312                 $    3,285
   Marketable Securities             435,685                    432,174
   Accounts Receivable, Net           32,622                     31,517
   Inventories                       135,314                    131,727
   Prepaid Expenses                    7,117                      7,764
                                     -------                    -------
            Total Current Assets     618,050                    606,467

   Property and Equipment, Net       288,260                    285,993
   Intangible and Other Assets, Net   30,936                     30,698
                                     -------                    -------
           Total Assets           $  937,246                 $  923,158

             Liabilities and Stockholders' Equity
Current:
   Accounts Payable               $   69,086                 $   72,262
   Accrued Expenses                   14,089                     12,997
   Accrued Self-Insurance             14,327                     13,285
   Payable to Employee Benefit Plans   7,166                      7,453
   Income Taxes Payable                9,745                      4,077
   Deferred Income Taxes               4,584                      5,258
                                     -------                    -------
         Total Current Liabilities   118,997                    115,332

Deferred Income Taxes                 18,300                     16,527

Minority Interest                       (263)                      (263)

Shareholders' Equity
   Common Stock, No Par Value,
   100,800,000 Shares Authorized, 47,445,929 and
   47,438,249 Shares issued, respect   7,380                      7,380
   Retained Earnings                 890,688                    879,916
   Net Unrealized Gain on Marketable  13,800                     14,748
   Securities                        -------                    -------
                                     911,868                    902,044
   Less Treasury Stock, At Cost     (111,656)                  (110,482)
                                     -------                    -------
         Total Shareholders' Equity  800,212                    791,562
          Total Liabilities and
          Shareholders' Equity    $  937,246                 $  923,158

See accompanying notes to consolidated condensed financial statements.
                                  2

                            WEIS MARKETS, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)
            (Dollars in Thousands Except Per Share Amounts)
                                             Three Months Ended
                                    03/30/96                   04/01/95
Net Sales                         $  433,199                 $  397,499

Cost of Sales                        323,392                    295,607
                                     -------                    -------
     Gross Profit                    109,807                    101,892

Operating, General and
   Administrative Expenses            86,914                     80,699
                                     -------                    -------
     Income from Operations           22,893                     21,193

Interest and Dividend Income           5,017                      5,344

Other Income                           2,911                      3,285

Minority Interest                      ---                        ---
                                     -------                    -------
     Income before provision
       for income taxes               30,821                     29,822

Provision for income taxes            11,122                     10,760
                                     -------                    -------
     Net Income                   $   19,699                 $   19,062


Earnings per common share negligible
difference if full dilution       $     0.46                 $     0.44
                                     =======                    =======
Cash dividends per common s       $     0.21                 $     0.19
                                     =======                    =======
Weighted average number of common
  shares outstanding                42,512,398                  43,355,392
                                    ==========                  ==========

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


                                           3

                                    WEIS MARKETS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                 (Dollars in Thousands)

                                                  Three Months Ended
                                             03/30/96          04/01/95
Cash flows from operating activities:
  Net Income                               $   19,699        $   19,062
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization              8,559             8,107
     Gain on sale of fixed assets               ---               ---
     Changes in operating assets and liabilities:
       Increase in inventories                 (3,587)           (5,732)
       Increase in accounts receivable
         and prepaid expenses                    (458)           (5,691)
       Increase/(Decrease)  in accounts payable,
         accrued expenses, and minority inter  (1,329)            7,901
       Increase in income taxes payable         5,668             8,186
       Increase/(Decrease) in deferred taxes    1,772              (802)
                                              -------           -------
            Net cash provided by operating
              activities                       30,324            31,031

Cash flows from investing activities:
  Purchase of property and equipment          (10,542)           (9,928)
  Proceeds from the sale of prop. and equip.    ---               ---
  Increase in marketable securities            (5,132)           (2,311)
  Increase in intang. assets and other assets    (522)            ---
                                              -------           -------
          Net cash used by investing activies (16,196)          (12,239)

Cash flows from financing activities:
  Proceeds from issuance of common stock        ---               ---
  Dividends paid                               (8,927)           (8,252)
  Purchase of treasury stock                   (1,174)           (7,748)
                                              -------           -------
        Net cash used by financing activties  (10,101)          (16,000)
                                              -------           -------
Net decrease in cash                            4,027             2,792
Cash at beginning of period                     3,285             4,011
                                              -------           -------
Cash at end of period                      $    7,312        $    6,803
                                              =======           =======

Cash Paid during the period for:
Interest Expense                           $        0        $        0

Income Taxes                               $    3,682        $    2,574

See accompanying notes to consolidated condensed financial statements.

                                                   4

                                   WEIS MARKETS, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 30, 1996 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.

2. The comparative balance sheet for December 30, 1995 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods March 30, 1996 and April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

                                    WEIS MARKETS, INC.
                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Sales for the first quarter ended March 30, 1996, increased 9.0% to $433,199,000 compared with $397,499,000 in the same quarter last year, while identical store sales increased 5.2%. SuperPetz, the 80% held pet supply stores subsidiary, which operated 14 stores at the end of the first quarter in 1995, now operates 37 stores and accounted for $10,415,000, or 2.6% of the total 9.0% sales increase. The Company continues to aggressively expand its grocery store base with current plans for construction up to as many as fifteen superstores and twelve
major renovations over the next fifteen months.   SuperPetz continues
to actively look for new store sites and anticipates up to as many as fifteen additional stores over the next twelve months.

      Gross profit of $109,807,000 at 25.4% of sales, increased $7,915,000 or 7.8% versus the same quarter last year. The dollar increase in gross profit was purely due to the increased sales volume, as the gross profit rate as a percentage of sales decreased .2% versus a year ago. Sales were positively impacted in the first quarter due to the record amount of snow fall in the Companys primary sales region, but consumers purchased more of the staple food products with lower gross margins.

       Operating expenses of $86,914,000 at 20.1% of sales, increased $6,215,000, or 7.7% compared to the same quarter last year. As a percentage of sales, total operating expenses decreased from .2% compared to the 20.3% a year ago. The dollar increase in expenses for the most part ran in direct correlation with the sales volume. However, snow removal costs did run $719,000 higher than a year ago.
 Workers compensation expense conversely decreased $607,000 for the quarter.

      Interest and dividend income of $5,017,000 at 1.2% of sales, decreased $327,000, or 6.1% versus the same quarter last year.
Yields on the primarily Pennsylvania tax free bond portfolio continues to slip backwards due to market conditions thus causing the lower interest income. With the amount of capital required to fund the store expansion and renovation projects, management expects this number to continue to decline as the portfolio decreases.

      Other income for the quarter of $2,911,000 at .7% of sales decreased $374,000, or 11.4% compared to the first quarter last year. The price per ton paid for cardboard salvage has declined significantly and the income generated from the sale of cardboard by the Company during the first quarter declined $396,000 versus the first quarter of 1995.

      Minority interest represents the 20% outside holdings of the SuperPetz net income before tax for the quarter. The Company conservatively wrote off all pre-opening expenses associated with new stores to be opened in the second quarter of this year, thus reducing the income to $0.

      The effective tax rate at 36.1% in the first quarter was unchanged versus the same quarter in 1995.

      Net earnings for the quarter of $19,699,000, or 46 cents per share, compared with $19,061,000, or 44 cents per share, in 1995.

      At the end of March, Weis Markets, Inc., was operating 151 retail food stores, 37 SuperPetz pet supply stores and Weis Food Service, a restaurant and institutional supplier. The Company currently operates its retail food stores in Pennsylvania, Maryland, New Jersey, New
York, Virginia and West Virginia. SuperPetz operates stores in Georgia, Indiana, Kentucky, Maryland, Michigan, Ohio, Pennsylvania, South Carolina and Tennessee.

                                   WEIS MARKETS, INC.
                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)

LIQUIDITY AND CAPITAL RESOURCES

      The Corporation's funding requirements during the period ended March 30, 1996 and during the comparable time period in 1995, were for acquisitions, the enlargement and remodeling of existing retail stores and continued upgrading of the processing and distribution facilities. Year-to-date property, equipment and acquisition expenditures amounted to $10,542,000, compared to $9,928,000 in 1995. The beginning of the year capital projections estimate of $107,000,000 for eighteen months appears to be on schedule.


      The purchase of Treasury Stock during the quarter amounted to $1,174,000 compared with $7,748,000 purchased in the same quarter of 1995. On January 22, 1996, the Board of Directors unanimously approved the authorization to repurchase an additional 1,000,000 treasury shares on the open market. At the end of the first quarter, the remaining balance of shares authorized for repurchase was 1,385,745.
Cash dividends totaling $8,927,000 were paid during the quarter to holders of common stock at a rate of 21 cents per share. On April 2, 1996, the Board of Directors declared a normal quarterly dividend of 21 cents a share to holders of record on May 10, 1996, payable on May 24, 1996.

      The Company's capital requirements in the first quarter were financed entirely from internally generated funds. The working capital has increased 1.6% since the beginning of the year. Management believes that the Company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the
continuing expansion program.   Management continues to review
acquisitions of grocery stores, pet supply stores, food service operations and other types of business relationships which could be beneficial to the overall value of the company. Selected acquisition firms are aware of the Company's expansion plans and are working with management in this regard.

      The Corporation has no other commitment of capital resources as of March 30, 1996.

                              PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Weis Markets, Inc., was held on Tuesday, April 2, 1996, at 10:00 a.m., Eastern Standard Time, at the principal office of the Corporation.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

(c) The meeting was held for the following purposes:

   1. To elect six directors to serve, subject to provisions of the by-laws, until the next Annual Meeting of shareholders or until their respective successors have qualified.
   2. To approve the appointment of auditors for the current fiscal year.
   3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.


The official ballot from the meeting submitted to the Secretary by the Judge of Elections disclosed the following tabulation of votes.

Proposal #1                                     For   Withhold     %
Robert F. Weis                               30,245,544  12,805     71.2
Norman S. Rich                               30,246,581  11,769     71.2
Micheal C. Rheam                             41,316,183  17,258     97.2
Joseph I. Goldstein                          45,039,425  12,312    106.0
Peter M. Sacerdote                           26,525,922  14,131     62.4
Richard E. Shulman                           26,528,277  11,776     62.4

Proposal #2                            For    Against  Abstain     %
Proposal to approve the
appointment of Ernst &
Young, LLP, as the
independent public accountants
  of the corporation.                 33,249,184   9,247   71,900     78.2

                              PART II - OTHER INFORMATION
                                    (continued)

Item 6.  Exhibits and Reports on Form 8-K

(b) Two Form 8-K's were filed in the first quarter of 1996, both announcing, "Item 4. Changes in Registrant's Certifying Accountant."

              The 8-K filed on February 2, 1996, informed the Securities and Exchange Commision of the Registrant's decision made on January
22, 1996 to appoint Ernst & Young, LLP as the principal accountant to audit the Registrant's financial statements and the decision to change from KPMG Peat Marwick, LLP was not a result of disagreements with them on any matter described in Item 304 (a) (1) (iv) and (v) of Regulation S-K during the two most recent fiscal years.



             The 8-K filed on March 27, 1996 informed the Securities and Exchange Commision that the 10-K for the year ended December 30, 1995 had been filed and there were no disagreements or reportable events with KPMG Peat Marwick, LLP on any matter described in Item
304 (a) (1) (iv) and (v) of Regulation S-K during the two most recent fiscal years. As of the filing of the Form 10-K, the audit relationship between KPMG and the Registrant was concluded.


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