Form 10-Q
period 1996-06-29
WEIS MARKETS INC
filed 1996-08-09
CIK 105418

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For Quarter Ended                                            June 29, 1996

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


Common Stock, No Par Value                            42,111,981 shares
                                               (Outstanding at end of period)

                                    WEIS MARKETS, INC.

                                         INDEX





                                                                    Page No.

        Part I - Financial Information

        Consolidated Condensed Balance Sheets -
         June 29, 1996 and December 30, 1995                               2


        Consolidated Condensed Statements of Income
         Six Months Ended June 29, 1996
         and July 1, 1995                                                  3

        Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 29, 1996
         and July 1, 1995                                                  4

        Notes to Consolidated Condensed Financial Statements               5

        Management's Discussion and Analysis of the
          Consolidated Condensed Statements of Income                      6


        Part II - Other Information

        Other Information and Signatures                                   9

                          PART I - FINANCIAL INFORMATION
                                 WEIS MARKETS, INC.

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Dollars in Thousands)
                                 June 29, 1996           December 30, 1995
                                   (Unaudited)                (Unaudited)
   Assets
Current:
   Cash                           $    5,058                 $     3,285
   Marketable Securities             420,003                     432,174
   Accounts Receivable, Net           31,963                      31,517
   Inventories                       128,602                     131,727
   Prepaid Expenses                    5,236                       7,764
   Prepaid Income Tax                    570                      ---
                                     _______                     _______
           Total Current Assets      591,432                     606,467

   Property and Equipment, Net       294,501                     285,993
   Intangible and Other Assets, Net   31,256                      30,698
                                     _______                     _______
          Total Assets            $  917,189                 $   923,158
                                     =======                     =======

            Liabilities and Stockholders' Equity
Current:
   Accounts Payable               $   59,314                 $    72,262
   Accrued Expenses                   14,152                      12,997
   Accrued Self-Insurance             13,445                      13,285
   Payable to Employee Benefit Plans   6,970                       7,453
   Income Taxes Payable                ---                         4,077
   Deferred Income Taxes               4,907                       5,258
                                     _______                     _______
           Total Current Liabilities  98,788                     115,332

Deferred Income Taxes                 18,805                      16,527

Minority Interest                       (371)                       (263)

Shareholders' Equity
   Common Stock, No Par Value,
   100,800,000Shares Authorized,
   47,445,929 and 47,438,249 Shares
   issued, respectively                7,380                       7,380
   Retained Earnings                 901,165                     879,916
   Net Unrealized Gain on Marketable
   Securities                         14,685                      14,748
                                     _______                     _______
                                     923,230                     902,044
   Less Treasury Stock, At Cost     (123,263)                   (110,482)
                                     _______                     _______
         Total Shareholders' Equity  799,967                     791,562
            Total Liabilities and    _______                     _______
         Shareholders' Equity     $  917,189                 $   923,158

See accompanying notes to consolidated condensed financial statements.

                                     2

                           WEIS MARKETS, INC.
              CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                               (Unaudited)
             (Dollars in Thousands Except Per Share Amounts)
                      Three Months Ended           Six Months Ended
                 06/29/96       07/01/95       06/29/96     07/01/95
Net Sales            $  432,584     $  407,578     $  865,783     $ 805,077

Cost of Sales           320,780        304,319        644,172       599,926
                        _______        _______        _______       _______
    Gross Profit        111,804        103,259        221,611       205,151

Operating, General
and Administrative       89,062         83,572        175,976       164,272
                        _______        _______        _______       _______
Income from              22,742         19,687         45,635        40,879
Operations

Interest and Dividend     4,949          5,598          9,966        10,942
Income

Other Income              2,496          3,293          5,407         6,578

Minority Interest           109              0            109             0

Income before provision _______        _______        _______       _______
for income taxes         30,296         28,578         61,117        58,399

Provision for income    _______        _______        _______       _______
taxes                    10,895         10,199         22,017        20,959
                        _______        _______        _______       _______
    Net Income       $   19,401     $   18,379     $   39,100     $  37,440
                        =======        =======        =======       =======
Earnings per common share
negligible difference
if full dilution is
assumed(a)           $     0.46     $     0.43     $     0.92     $    0.87
                        =======        =======        =======       =======
Cash dividend per
common share         $     0.21     $     0.19     $     0.42     $    0.38
                        =======        =======        =======       =======
Weighted average number
of common shares
outstanding          42,480,401      43,171,266     42,296,390   43,263,350
                     ==========      ==========     ==========   ==========

(a) Primary earnings per common share have been computed by dividing net income by the weighted average number of shares outstanding during this period. Earnings per common share assuming full dilution have been determined on the assumption that stock options outstanding at the end of the period and options exercised during the period were exercised as of the beginning of the period. The increase in the average shares outstanding during the period resulting from the above assumptions was reduced by the number of common shares which were assumed to have been purchased from the assumed proceeds resulting from the exercise of options; these purchases were assumed to have been made at average market prices for the options outstanding at the end of the period.

See accompanying notes to consolidated condensed financial statements.

                                  3

                              WEIS MARKETS, INC.
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                             (Dollars in Thousands)
                                                    Six Months Ended
                                               06/29/96          07/01/95
Cash flows from operating activities:
 Net Income                                 $   39,100        $   37,440
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                17,460            15,475
   Gain on sale of fixed assets                    (19)            ---
  Changes in operating assets and liabilities:
  Decrease in inventories                        3,125             7,216
   (Increase)/Decrease in accounts receivable
   and prepaid expenses                          2,082           (14,289)
   Increase in prepaid income taxes               (570)
   Decrease in accounts payable, accrued
   expenses, and minority interest              (12,224)           (7,715)
   Decrease in income taxes payable              (4,077)           (1,823)
   Increase/(Decrease) in deferred taxes          1,972              (572)

    Net cash provided by operating              _______            ______
      activities                                 46,849            35,732

Cash flows from investing activities:
   Purchase of property and equipment           (25,273)          (31,141)
   Proceeds from the sale of property
   and equipment                                     19             ---
   Purchase of marketable securities            (73,718)          (20,005)
   Proceeds from maturities of marketable
   securities                                    64,180            49,398
   (Increase)/Decrease in highly liquid, short
   term investments                              21,601            (7,512)
   Increase in intangible assets and other ass   (1,253)            ---
                                                 ______            ______
    Net cash used by investing activites       (14,444)           (9,260)

Cash flows from financing activities:
   Proceeds from issuance of common stock         ---               ---
   Dividends paid                               (17,851)          (16,451)
   Purchase of treasury stock                   (12,781)           (8,213)
                                                 ______            ______
    Net cash used by financing activites        (30,632)          (24,664)

Net decrease in cash                              1,773             1,808
Cash at beginning of period                       3,285             4,011
                                                 ______            ______
Cash at end of period                        $    5,058        $    5,819
                                                 ======            ======
Cash Paid during the period for:
Interest Expense                             $        0        $        0
                                                 ======            ======
Income Taxes                                 $   24,692        $   23,354
                                                     ======            ======
See accompanying notes to consolidated condensed financial statements.
                                           4

                                    WEIS MARKETS, INC.
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 29, 1996 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.

2. The comparative balance sheet for December 30, 1995 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods June 29, 1996 and July 1, 1995 are not necessarily indicative of the results to be expected for the full year.

                                    WEIS MARKETS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Sales for the second quarter ended June 27, 1996, increased 6.1% to $432,584,000 compared to $407,578,000 last year. For the first half of this year, sales have increased 7.5% to $865,783,000 compared to $805,077,000 in 1995. Same-store sales continue to trend positively, increasing 3.2% for the quarter and 4.2% year-to-date. Sales at SuperPetz, the 80% held pet supply stores subsidiary, accounted for $10,431,000 of the sales increase in the quarter, as it has grown from 20 stores operating at the end of the second quarter last year to 40 stores today. Inflation in grocery products remains flat versus a year ago, and there have been no abnormal retail price fluctuations. Competition in the Companys marketing area remains intense and management does not expect any significant changes in this level of competition in the future.

      Gross profit of $111,804,000 at 25.9% of sales, increased $8,545,000 or 8.3% versus the same quarter last year. The increase in gross profit dollars were generated primarily from the higher sales volume, as the gross profit rate increased only .6% compared to the second quarter of last year. The year-to-date gross profit at 25.6% of sales, increased $16,460,000 or 8.0%, and increased as a percent of sales by .1%. The gross profit generated by the SuperPetz operation, did increase the Weis Markets, Inc., consolidated gross margin rate by .3% in both the quarter and year-to-date.

      Operating expenses for the second quarter of $89,062,000 at 20.6% of sales, were $5,490,000 or 6.6% higher than the same quarter last year. As a percent of sales, operating expenses increased by .1% for the quarter. Year-to-date operating expenses of $175,976,000 at 20.3% of sales compares with $164,272,000 at 20.4% through the first half of 1995. The increased expenses versus last year are, for the most part, in direct correlation with the higher sales volume. However, operating expenses at SuperPetz did run considerably higher as a percentage of sales, and did cause the consolidated Weis Markets, Inc., operating expense as a percentage of sales to increase by .7% for the quarter and .6% year-to-date. Depreciation and amortization expense increased $1,533,000 or 20.8% in the second quarter and $1,985,000 or 12.8% year-to-date. This is a direct effect of the aggressive remodel and expansion plans the Company has embarked upon.

      Interest and dividend income of $4,949,000 at 1.1% of sales, decreased $649,000, or 11.6%, versus the same quarter last year. As a percentage of sales, the interest and dividend income decreased
 .3% compared to last year. Year-to-date interest and dividend income of $9,966,000 decreased $976,000 or 8.9% versus the first half of 1995. The amortized cost of marketable securities held by the Company at the end of the first half were $27,609,000 less than at the end of the same period last year. Likewise, dividend and interest income from those investments are also lower.

       Other income for the quarter of $2,496,000 at .6% of sales decreased $797,000, or 24.2% compared to the same quarter last year. Year-to-date other income of $5,407,000 at .6% of sales has decreased $1,171,000 or 17.8% versus a year ago. Income from the sale of cardboard salvage decreased $853,000 this quarter versus the second quarter last year and has decreased $1,249,000 year-to-date.
In 1995, the price paid per ton for cardboard salvage hit record highs as foreign countries paid a premium for the export of corrugated box.

       Minority interest of $109,000 represents the 20% shareholder portion of the net loss before tax of SuperPetz, Inc., for the quarter. Income from the SuperPetz store operations continues to be profitable.
 However, the write-off of new store opening costs and operational weakness due to the extremely fast growth of this concept has inhibited the bottom line. Management did anticipate the negative impact from the initial startup of this concept and expects the company to be at a break-even point by the end of this year. Heavy emphasis is being placed on the establishment of better operational controls to reduce expenses.

                                    WEIS MARKETS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)

OPERATING RESULTS (continued)

      The effective tax rate for the second quarter of 1996 was 36.0% compared with 35.7% in 1995. Year-to-date, the effective tax rate is 36.0% compared to 35.9% last year. The increased taxes are due to the combined effect of an increase in operational profit and the decline in tax-free investment income.

      Net earnings for the second quarter of $19,401,000, or 46 cents per share, compared with $18,379,000, or 43 cents per share, in 1995.
Year-to-date earnings of $39,100,000 or 92 cents per share, compare with $37,440,000, or 87 cents per share in 1995.

      During the quarter, the Company completed six store remodels and the remodel and enlargement of one other store. Construction is currently in progress on ten new stores, five of which are replacements of old facilities, and the major renovation and expansion of three existing stores. Seven additional new stores and twelve major remodels are in active planning stages. SuperPetz, Inc., opened three stores in the second quarter and anticipates four additional stores to be opened before year end.

      The adoption of the Financial Accounting Standard Boards Statement of Financial Accounting Standards Number 121, (Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of), and Number 123, (Accounting for Stock Compensation), had no effect on the Companys financial position.

      At the end of the quarter, Weis Markets, Inc., had 151 food stores in operation in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia, along with Weis Food Service, a restaurant and institutional supplier. SuperPetz, Inc., now operates 40 stores located in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North
Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee.

                                    WEIS MARKETS, INC.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operations were $46,849,000 for the six-month period ended June 29, 1996, as compared to $35,732,000 in the comparable period of 1995. Working capital has increased .3% since the beginning of the year. The company's funding requirements in both years were financed entirely from internally generated funds.

      Property and equipment expenditures in the first half of 1996 amounted to $25,273,000, compared to $31,141,000 in 1995. The beginning of the year capital project expenditure estimate of $107,000,000 for eighteen months appears to be on schedule with a significant amount of the projects being completed in the second half of this year.

       The purchase of Treasury Stock during the first half totaled $12,781,000 compared with $8,213,000 purchased in the first half of 1995. The Board of Directors 1995 resolution authorizing the purchase of Treasury Stock, has a remaining balance of 5,559 shares and the 1996 resolution has a remaining balance of 1,000,000 shares.

      Cash dividends were paid during the quarter to holders of common stock at a rate of 21 cents per share. The Board of Directors recently declared a 9.5% increase in the quarterly dividend up from 21 cents a share to 23 cents a share. The dividend will be payable to holders of record as of August 9, 1996, payable August 23, 1996

      Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program. The corporation has no other commitment of capital resources as of June 29, 1996.

                             PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) One Form 8-K was filed on April 2, 1996, announcing an, "Item 5. Other Event". The size of the board of directors was increased from six
to eight by unanimous approval.   Unanimously approved to those
positions were Jonathan H. Weis and Michael M. Apfelbaum.




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