Form 10-Q
period 1996-09-28
WEIS MARKETS INC
filed 1996-11-14
CIK 105418

FORM 10-Q
                               SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, D.C.  20549


                       Quarterly Report Under Section 13 or 15(d)
                         of the Securities Exchange Act of 1934


For Quarter Ended                                         September 28, 1996

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

                             Yes     X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                             42,061,981  shares
                                                (Outstanding at end of period)

                                    WEIS MARKETS, INC.

                                         INDEX






                                                                      Page No.

        Part I - Financial Information

        Consolidated Condensed Balance Sheets -
         September 28, 1996 and December 30, 1995                         2


        Consolidated Condensed Statements of Income
         Nine Months Ended September 28, 1996
         and September 30, 1995                                           3

        Consolidated Condensed Statements of Cash Flows -
         Nine Months Ended September 28, 1996
         and September 30, 1995                                           4

        Notes to Consolidated Condensed Financial Statements              5

        Management's Discussion and Analysis of the
          Consolidated Condensed Statements of Income                     6


        Part II - Other Information

        Other Information and Signatures                                  9


                            PART I - FINANCIAL INFORMATION
                                WEIS MARKETS, INC.

                         CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Dollars in Thousands)
                            September 28, 1996               December 30, 1995
                                 (Unaudited)                      (Unaudited)
    Assets
Current:
   Cash                        $       3,022                    $    3,285
   Marketable Securities             411,139                       432,174
   Accounts Receivable, Net           31,173                        31,517
   Inventories                       126,514                       131,727
   Prepaid Expenses                    4,808                         7,764
                                     _______                       _______
            Total Current Assets     576,656                       606,467

   Property and Equipment, Net       314,191                       285,993
   Intangible and Other Assets, Net   30,288                        30,698
                                     _______                       _______
           Total Assets        $     921,135                    $  923,158
                                     =======                       =======

               Liabilities and Stockholders' Equity
Current:
   Accounts Payable            $      52,720                    $   72,262
   Accrued Expenses                   12,553                        12,997
   Accrued Self-Insurance             14,520                        13,285
   Payable to Employee Benefit Plans   7,162                         7,453
   Income Taxes Payable                4,673                         4,077
   Deferred Income Taxes               4,094                         5,258
                                     _______                       _______
           Total Current Liabilities  95,722                       115,332

Deferred Income Taxes                 18,339                        16,527

Minority Interest .                     (492)                         (263)

Shareholders' Equity
   Common Stock, No Par Value,
   100,800,000 Shares Authorized,
   47,445,929 and 47,438,249 Shares
   issued, respectively                7,380                         7,380
   Retained Earnings                 911,106                       879,916
   Net Unrealized Gain
   on Marketable Securities           13,943                        14,748
                                     _______                       _______
                                     932,429                       902,044
   Less Treasury Stock, At Cost     (124,863)                     (110,482)
                                     _______                       _______
        Total Shareholders' Equity   807,566                       791,562
        Total Liabilities and        _______                       _______
        Shareholders' Equity   $     921,135                    $  923,158
                                     =======                       =======

See accompanying notes to consolidated condensed financial
statements.
                                        2

                                 WEIS MARKETS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                     (Unaudited)
                    (Dollars in Thousands Except Per Share Amounts)
                          Three Months Ended             Nine Months Ended
                        09/28/96       09/30/95      09/28/96      09/30/95
Net Sales          $    424,747   $    404,578   $  1,290,530   $  1,209,655

Cost of Sales           311,166        298,768        955,338        898,694
                        _______        _______        _______        _______
     Gross Profit       113,581        105,810        335,192        310,961

Operating, General and
   Admin. Expense        90,086         84,028        266,061        248,300
                        _______        _______        _______        _______
     Income from
     Operations          23,495         21,782         69,131          62,661

Interest and Dividend     4,710          5,376         14,677          16,318

Other Income              1,830          3,127          7,236           9,705

Minority Interest           121              0            229               0
                        _______        _______        _______         _______
     Income before provision
       for income tax    30,156         30,285         91,273          88,684

Provision for income     10,541         11,096         32,558          32,055
                        _______        _______        _______         _______
     Net Income    $     19,615   $     19,189   $     58,715    $     56,629
                        =======        =======        =======         =======

Earnings per common share negligible
difference if full dilution
is assumed (a)      $      0.47   $       0.45   $       1.39    $       1.31
                       ========       ========       ========        ========
Cash dividends
per Common Share    $      0.23   $       0.21   $       0.65    $       0.59
                       ========       ========       ========        ========
Weighted average number of common
of common shares
outstanding          42,072,634     43,101,115     42,354,677       43,201,645
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

See accompanying notes to consolidated condensed financial
statements.
                                        3

                                  WEIS MARKETS, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                               (Dollars in Thousands)
                                                         Nine Months Ended
                                                      09/28/96       09/30/95
Cash flows from operating activities:
  Net Income                                        $   58,715     $   56,629
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                      26,581         23,634
     Gain on sale of fixed assets                        ---            ---
     Changes in operating assets and liabilities:
       Decrease in inventories                           5,213         10,145
       (Increase)/Decrease in accounts receivable
         and prepaid expenses                            3,300         (5,543)
       Decrease  in accounts payable,
         accrued expenses, and minority interest       (19,271)        (6,470)
       (Increase)/Decrease in income taxes payable         596            (75)
       Increase/(Decrease) in deferred taxes             1,219           (245)
                                                       _______         _______
            Net cash provided by operating
              activities                                76,353         78,075

Cash flows from investing activities:
  Purchase of property and equipment                   (52,945)       (50,484)
  Proceeds from the sale of property and equipment         221          ---
  Purchase of  marketable securities                   (81,221)       (65,083)
  Proceeds from maturities of marketable securities     93,207         75,862
  (Increase)/Decrease in highly liquid, short term inv   7,673            687
  Increase in intangible assets and other assets        (1,645)        (3,165)
                                                       _______        _______
            Net cash used by investing activities      (34,710)       (42,183)

Cash flows from financing activities:
  Proceeds from issuance of common stock                 ---            ---
  Dividends paid                                       (27,525)       (25,506)
  Purchase of treasury stock                           (14,381)       (11,394)
                                                       _______        _______
            Net cash used by financing activities      (41,906)       (36,900)

Net decrease in cash                                      (263)        (1,008)
Cash at beginning of period                              3,285          4,011
                                                       _______        _______
Cash at end of period                               $    3,022     $    3,003
                                                       =======        =======
Cash Paid during the period for:
Interest Expense                                    $        0     $        0
                                                       =======        =======
Income Taxes                                        $   31,314     $   32,130
                                                       =======        =======

See accompanying notes to consolidated condensed financial statements.


                                     WEIS MARKETS, INC.
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 28, 1996 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.

2. The comparative balance sheet for December 30, 1995 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods September 28, 1996 and September 28, 1995 are not necessarily indicative of the results to be expected for the full year.

                                    WEIS MARKETS, INC.
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

     Sales for the third quarter ended September 28, 1996, increased
5.0% to $424,747,000 compared to $404,578,000 last year.
Year-to-date, sales increased 6.7% to $1,290,530,000 compared to $1,209,655,000 in 1995. Same-store sales continue to trend positively, increasing 1.6% for the quarter and 3.3% year-to-date. Sales at SuperPetz, the 80% held pet supply stores subsidiary, accounted for $10,669,000 of the sales increase in the quarter, as it has grown from 23 stores operating at the end of the third quarter last year to 41 stores today. Inflation in grocery products remains flat versus a year ago, and there have been no abnormal retail price fluctuations. Competition in the Companys marketing area remains intense and management does not expect any significant changes in this level of competition in the future.

      Gross profit of $113,581,000 at 26.7% of sales, increased $7,771,000 or 7.4% versus the same quarter last year. The increase in gross profit dollars were generated primarily from the higher sales volume, as the gross profit rate increased .6% compared to the third quarter of last year. The year-to-date gross profit at 26.0% of sales, increased $24,231,000 or 7.8%, and increased as a percent of sales by .3%. The gross profit generated by the SuperPetz operation, did increase the Weis Markets, Inc., consolidated gross margin rate by .4% in both the quarter and year-to-date.

      Operating expenses for the third quarter of $90,086,000 at 21.2% of sales, were $6,058,000 or 7.2% higher than the same quarter last year.
As a percent of sales, operating expenses increased by .4% for the quarter. Year-to-date operating expenses of $266,061,000 at 20.6% of sales compares with $248,300,000 at 20.5% through the first three quarters of 1996. The increased expenses versus last year are directly related to the higher sales volume. Operating expenses at SuperPetz did run considerably higher as a percentage of sales, and did cause the consolidated Weis Markets, Inc., operating expense as a percentage of sales to increase by .9% for the quarter and .7% year-to-date. Depreciation and amortization expense increased
$1,075,000 or 13.4% in the third quarter and are $2,947,000 or 12.5%
higher year-to-date. This is a direct effect of the aggressive capital expenditure plans being completed.

      Interest and dividend income of $4,710,000 at 1.1% of sales, decreased $666,000, or 12.4%, versus the same quarter last year. As a percentage of sales, interest and dividend income decreased .2% in the third quarter compared to last year. Year-to-date interest and dividend income of $14,677,000 decreased $1,642,000 or 10.1%
versus the first three quarters of 1995.   The amortized cost of
marketable securities held by the Company at the end of the third quarter were $45,621,000 less than at the end of the same quarter last year. Likewise, dividend and interest income from those investments are also lower.

      Other income for the quarter of $1,830,000 at .4% of sales decreased $1,297,000, or 41.5% compared to the same quarter last year. Year-to-date other income of $7,236,000 at .6% of sales has decreased $2,469,000 or 25.4% versus a year ago. Income from the sale of cardboard salvage decreased $607,000 this quarter versus the third quarter last year and has decreased $1,856,000 year-to-date. In 1995, the price paid per ton for cardboard salvage hit record highs as foreign countries paid a premium for the export of corrugated box. Year-to-date coupon handling income has decreased $139,000.
Coupon handling income is expected to continue to decline, as manufacturers are now issuing less coupons than in prior years.

                                    WEIS MARKETS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (continued)

OPERATING RESULTS (continued)

      Minority interest of $121,000 represents the 20% shareholder portion of the net loss before tax of SuperPetz, Inc., for the quarter. Income from the SuperPetz store operations continues to be profitable, however, the write-off of new store opening costs and operational weakness due to the extremely fast growth of this concept has inhibited the bottom line. Supervision at SuperPetz is working on tightening all operational aspects of the business such as buying, man-hour control and general expense controls. The establishment of better operational controls to reduce expenses is key to the future success of this concept. Management does expect SuperPetz to break-even by this end of this year and to begin to make a contribution to the bottom line next year.

      The effective tax rate for the third quarter of 1996 was 35.0% compared with 36.6% in 1995. Year-to-date, the effective tax rate is 35.7% compared to 36.1% last year.

      Net earnings for the second quarter of $19,615,000, or 47 cents per share, compared with $19,189,000, or 45 cents per share, in 1995.
Year-to-date earnings of $58,715,000 or 1.39 cents per share, compare with $56,629,000, or 1.31 cents per share in 1995.

      During the quarter, the Company completed two store remodels and opened one new store in Lebanon, PA. Construction is currently in progress on nine new stores, six of which are replacements of old facilities, and the major renovation and expansion of one existing stores. By end of this fiscal year, the Company will have opened eleven new stores, six of which are replacement units, completed six major remodels/expansions of existing stores, completed five minor store remodel projects, renovated and expanded the ice cream manufacturing plant and completed the expansion of the perishable distribution facility. SuperPetz, Inc., opened one store in the second quarter and anticipates opening three additional stores before year end.

The Financial Accounting Standard Boards Statement of Financial Accounting Standards Number 121, (Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed of), and Number 123, (Accounting for Stock Compensation), have no effect on the Companys financial position.

      At the end of the quarter, Weis Markets, Inc., had 152 food stores in operation in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia, along with Weis Food Service, a restaurant and institutional supplier. SuperPetz, Inc., now operates 41 stores located in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North
Carolina, Ohio, Pennsylvania, South Carolina, and Tennessee.

                                    WEIS MARKETS, INC.
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                        (continued)

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operations of $76,353,000 for the nine-month period ended September 28, 1996, compares with $78,075,000 in the comparable time period of 1995. Working capital has decreased
2.1% since the beginning of this year. The company's funding requirements in both years were financed entirely from internally generated funds.

      Property and equipment expenditures in the first three quarters of 1996 amounted to $52,945,000, compared to $50,484,000 in 1995. The beginning of the year capital project expenditure estimate of $107,000,000 for eighteen months appears to be on schedule with a significant amount of the projects being completed in the fourth quarter of this year.

      The purchase of Treasury Stock year-to-date totaled $14,381,000 compared with $11,394,000 purchased in the first three quarters of 1995. The Board of Directors 1996 resolution authorizing the purchase of Treasury Stock, has a remaining balance of 955,559 shares.

      Cash dividends were paid during the quarter to holders of common stock at a rate of 23 cents per share. This represented a 9.5% increase in the quarterly dividend. At a regularly scheduled meeting held on October 28, 1996, the Board of Directors declared a 23 cents per share dividend payable to holders of record as of November 8, 1996, payable November 22, 1996.

      Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program. The corporation has no other commitment of capital resources as of September 28, 1996.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b)  One Form 8-K was filed on September 24, 1996, announcing an,
        "Item 6. Resignations of Registrant's Directors".  Peter M.
         Sacerdote, a member of the Weis Markets, Inc., Board of Directors, his resigned his position as director effective September 17, 1996. Mr. Sacerdote has not had any disagreements with the registrant on any matter relating to the registrant's operations, policies or practices.





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