Form 10-K
period 1996-12-28
WEIS MARKETS INC
filed 1997-03-14
CIK 105418

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                                  FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

For the fiscal year ended December 28, 1996     Commission file number 1-5039

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $887,195,000. Shares of common stock outstanding as of February 10, 1997 - 41,940,856.

The index to Exhibits is located in Part IV, Item 14(c).

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 1996 Weis Markets, Inc. Annual Report to Shareholders are incorporated by reference in Part II and Part IV of this Form 10-K.

Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 5, 1997 are incorporated by reference in Part III of this Form 10-K.

                                      WEIS MARKETS, INC.

                                            PART I

Item 1. Business:

(a) Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food. There was no material change in the nature of the Company's business during fiscal 1996.

(b) The principal business activity which the Company has been engaged in for the last five fiscal years is the retail sale of food.

(c)(1)(i) The Company operates 129 retail food markets in Pennsylvania, 18 in Maryland, 1 in New Jersey, 3 in New York, 3 in Virginia, and 1 in West Virginia. The stores trade under the name Weis Markets, except for 18 Pennsylvania stores which trade as Mr. Z's Food Mart, 6 Pennsylvania stores which trade as King's Supermarkets, 2 Pennsylvania stores which trade as Erb's, 4 Pennsylvania stores which trade as Scot's Lo Cost, 3 Pennsylvania stores which trade as Save A Lot, and 1 Pennsylvania store which trades as Big Top Market. During the past fiscal year, 11 new stores were opened of which 6 were replacements for older units. One store was closed for financial reasons. The Company also owns and operates Weis Food Service, a restaurant and institutional supplier. On December 26, 1993, the Company purchased an 80% interest in SuperPetz, Inc. The investment was used to acquire 2 pet supply stores located in Dayton, Ohio. On August 6, 1994, SuperPetz acquired five pet supply stores in Georgia and South Carolina from Pet Owners Warehouse, Inc. On November
24, 1995 SuperPetz acquired seven stores located in Michigan and Ohio from Pet Food Warehouse, Inc. SuperPetz opened 8 additional stores during the year and as of December 28, 1996, operated 2 store in Alabama, 1 store in Georgia, 1 store in Indiana, 1 store in Kentucky, 1 store in Maryland, 7 stores in Michigan, 9 stores in Ohio, 7 stores in Pennsylvania, 8 stores in South Carolina, and 6 stores in Tennessee. The Company supplies its retail food stores from distribution centers in Sunbury, Northumberland, and Milton, Pennsylvania. The percentage of net sales contributed by each class of similar products for each of the five fiscal years ended December 28, 1996 was:

       	    Grocery    Meat     Produce  Pet Supplies  Other
  	1992      60.81     14.15     10.78                 14.26
	  1993      60.74     14.80     11.06                 13.40
  	1994      59.76     14.41     11.06                 14.77
	  1995      58.71     13.82     11.05       2.03      14.39
	  1996      56.77     13.52     10.80       4.17      14.74

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

(c)(1)(xiii)    The Company has approximately 18,400 employees.

Item 2. Properties:

	The Company owns and operates 75 of its retail food stores and leases and operates 80 stores under operating leases for varying periods of time up to the year 2022. SuperPetz, leases all 43 of it's retail store locations. The
Company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land which are available as locations for possible future stores or other expansion.

	The Company owns and operates one warehouse in Sunbury, Pennsylvania totaling approximately 551,000 square feet, one in Milton, Pennsylvania of approximately 1,092,000 square feet, and one in Northumberland, Pennsylvania totaling approximately 121,000 square feet. The Company also operates an ice cream plant, meat processing plant and milk processing plant at its Sunbury location.

Item 3. Legal Proceedings:

	Neither the Company nor any subsidiary is presently a party to, nor is any of their property subject to, any material pending legal proceedings, other than routine litigation incidental to the business.

Item 4. Submission of Matters to a Vote of Security Holders:

	There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters:

	"Stock Prices and Dividend Information by Quarter" on page 16 and "Stock Traded" on the inside back cover of the 1996 Weis Markets, Inc. Annual Report to Shareholders are incorporated herein by reference.

                                WEIS MARKETS, INC.

	The approximate number of shareholders on December 28, 1996 is determined by the Company's transfer agent..

Item 6. Selected Financial Data:

	"Five-Year Review of Operations" on page 16 of the 1996 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

	"Management's Discussion and Analysis of Financial Condition and Results of
Operations" on page 7 of the 1996 Weis Markets, Inc. Annual Report to
Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data:

	The following information is incorporated herein by reference from the 1996
Weis Markets, Inc. Annual Report to Shareholders:  The consolidated financial statements on pages 8 to 10, the notes to consolidated financial statements on pages 11 to 15, and the independent auditors' report on page 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

	None.

PART III

Item 10.        Directors and Executive Officers of the Registrant:

	"Election of Directors" on pages 4 and 5 of the Weis Markets, Inc. definitive proxy statement dated March 5, 1997 is incorporated herein by reference.

Item 11.        Executive Compensation:

	"Board Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Retirement Plans," "Pension Plan Table," "Shareholder Return Performance," "Comparative Five-Year Total Returns," and "Comparative Ten-
Year Income Percentages," on pages 6 to 10 of the Weis Markets, Inc. definitive proxy statement dated March 5, 1997 are incorporated herein by reference.

                               WEIS MARKETS, INC.

Item 12.        Security Ownership of Certain Beneficial Owners and Management:

	"Outstanding Voting Securities and Voting Rights" on page 3 of the Weis Markets, Inc. definitive proxy statement dated March 5, 1997 is incorporated herein by reference.


Item 13.        Certain Relationships and Related Transactions:

	"Compensation of Directors", "Compensation Committee Interlocks and Insider
Participation", "Board Compensation Committee Report on Executive
Compensation," "Summary Compensation Table," "Option/SAR Grants in Last
Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End
Option/SAR Values," "Retirement Plans," "Pension Plan Table," "Shareholder
Return Performance," "Comparative Five-Year Total Returns," and "Comparative
Ten-Year Income Percentages," on pages 5 to 10 of the Weis Markets, Inc., definitive proxy statement dated March 5, 1997 are incorporated herein by reference.

PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on Form
                8-K

	The following information is incorporated herein by reference from the 1996
Weis Markets, Inc. Annual Report to Shareholders:  The consolidated financial statements on pages 8 to 10, the notes to consolidated financial statements on pages 11 to 15, and the independent auditors' report on page 15.

(a) The financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

(b) There were no reports on Form 8-K filed during the quarter ended December 28, 1996.

                                      WEIS MARKETS, INC.

(c)     A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.
3-A     Articles of Incorporation
3-B     By-Laws
10-A    Profit Sharing Plan
10-B    Stock Bonus Plan
10-C    Company Appreciation Plan
10-D    Stock Option Plan
10-E    Supplemental Employee Retirement Plan
10-F    Executive Employment Contract
13      Annual Report to Shareholders for the Fiscal Year ended
December 28, 1996
21      Subsidiaries of the Registrant
23      Consent of Independent Auditors

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



Date
                                                     			Robert F. Weis
                                            				(Principal Financial Officer)
                                         				Chairman of the Board of Directors,
                                              				and Treasurer and Director



Date
                                                      		Norman S. Rich
                                           				(Principal Executive Officer)
                                               				President and Director



Date
                                                   				William R. Mills
                                          				Vice President Finance, Secretary
                                                      				and Director


	EXHIBIT 13

                                           WEIS MARKETS, INC.

Building for the Future
(NOTE: The front page of the report is a collage of the fronts of various styles of Weis Markets stores.)

Growing with our Communities

Over the past two years, Weis Markets has built 20 new superstores and remodeled twenty-two others, revitalizing 26% of our total store base. Our new state-of-the-art superstores have expanded hours and offer customers more departments, including large in-store bakeries with bagel kitchens, expanded delicatessen sections with pizza kitchens, express checkout with made-to-order and prepared meals, produce departments with fresh-cut fruit/soup and salad bars, and made-to -order Caesar salad stations. Weis Markets is dedicated to keeping pace with the changing needs of our customers and the growing communities in which they live.
(NOTE: The inside cover has three pictures of the inside of a new store.)

                                 Financial Highlights
(dollars in thousands, except per share amounts)
 For the Fiscal Years Ended December 28, 1996
   December 30, 1995, and December 31, 1994
                                      1996            1995             1994
Net sales                         $ 1,753,246     $ 1,646,435     $    1,556,663
Income before provision for
income taxes                          120,709         121,717            117,193
Net income                             78,855          79,420             76,249
Cash dividends                         37,199          34,499             32,326
Shareholders' equity                  818,527         791,562            762,380
Depreciation and amortization          38,136          33,168             30,607
Net income per share                    1.87             1.84              1.75
Cash dividends per share       $         .88      $       .80       $       .74
Shares outstanding                 42,040,856       42,533,617        43,483,541
Number of grocery stores                155              151               149
Number of pet supply stores              43               35                14

Building for the Future
Letter to our Shareholders

We are pleased to report that our sales for the 52-week period ending December 28, 1996 increased 6.5% to $1,753,246,000, compared to $1,646,435,000 in 1995.
Our earnings in 1996 totaled $78,855,000 compared to $79,420,000 the previous year. This slight, 0.7% decline in our Company's earnings is primarily the result of the greater than anticipated expenses of our SuperPetz subsidiary due to its rapid expansion and resulting operational problems.

Earnings per share increased three cents to $1.87, compared to $1.84 in 1995.
In August, the Board of Directors increased the dividend for the thirty-first consecutive year to $.23 or 9.5%. Depreciation and amortization charges increased from $33,168,000 to $38,136,000 due to our expansion program. Return on equity was 9.8 % and shareholders' equity increased to $818,527,000 compared to $791,562,000 in 1995.

For Weis Markets, 1996 was another year of intensifying competition. Throughout our marketing area, many of our competitors continued to open new stores at an accelerated pace. In addition, inflation remained low. We responded forcefully to these challenges with vigorous merchandising programs, aggressive advertising and a Frequent Shopper program which we expanded to two-thirds of our stores.

Most importantly, we increased our investment in the most ambitious expansion in our Company's history. We began this expansion in 1995. In 1996, we opened eleven superstores - six replacement units and five new stores - and completed
the remodel of eleven others.    We have been careful to tailor our superstores
to the size of the markets in which we operate. For example, we opened a 41,000 square foot unit in Wellsboro, Pennsylvania, a small town in the most rural section of the state. This smaller format allows us to better serve our customers and prosper in smaller markets. By contrast, we opened a 65,000 square foot unit in a more populous suburb of Harrisburg. This new prototype has more of what our customers want today: greater convenience, more meal solutions, increased variety especially in the perishable departments and additional service departments.

At the end of 1996, Weis Markets operated 155 stores in six states:
Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. Our retail space, which increased by 630,000 square feet in 1996, now exceeds 6 million square feet.

To keep up with higher volume stores, a growing store base and increasing sales, we have expanded our Milton Distribution Complex. In 1996, we expanded
our refrigerated warehouse by  76,000 square feet.   Overall, our warehouse
complex now exceeds one million square feet. In addition, we upgraded our ice cream plant by installing a new rapid hardening system and freezer at a cost of
more than $2.9 million.   The upgrade allows us to sell our ice cream in
rounded, premium label containers and improves the quality of an already excellent product.

When we purchased SuperPetz in the beginning of 1994, it operated two pet supply superstores in Dayton Ohio. Over the past three years, we have aggressively expanded this concept by adding 41 new stores. In 1996, its opening expenses and operational difficulties affected our Company's overall earnings. We have moved forcefully to correct these problems by consolidating SuperPetz accounting and financial functions to our corporate offices in Sunbury. Also, there have been substantial changes in SuperPetz' upper- and mid-level management.
It is important to note that SuperPetz' sales continue to grow and we expect 1997 will show an improvement.

Over the next 18 months, our plans call for the construction of at least 11 superstores and the remodel of at least 20 others. Construction has already begun on a replacement unit in Pottsville, Pennsylvania, and a new superstore in Lancaster. We also plan to add a trailer salvage center to our Milton Distribution Center, which will allow us to process reusable shipping containers and clean in-bound trailers more efficiently.

Weis Markets will finance all construction and new equipment purchases from internal funds and will continue to remain debt free. Capital expenditures for 1996 totaled $95,289,000, part of an eighteen- month, $107-million capital budget. Over the next eighteen months, we plan to invest $120 million for new stores, remodels and enlargements, warehouse expansions, new technologies and equipment.

We expect 1997 to be a year of continued growth with increased sales and earnings. Our investments will help make our Company stronger in the years to come. But it is our employees, the 18,400 men and women of Weis Markets, who make us successful. With their help, we look forward to a strong year.


Robert F. Weis                                                  Norman S. Rich
Chairman and Treasurer                                             President
(NOTE: There is a picture of Norman S. Rich and Robert F. Weis in the to the left of the page 2.)
(NOTE: There is a picture of a store front in the to the center of the page 3.)

Capitalizing on opportunities for Profitable Growth

Weis Markets continues to set the standard for quality products and service. Our meat sections now feature "Certified Angus" beef as well as custom meat cutting by our own in-house butchers.

1996 marked the second year of the most ambitious expansion in Weis Markets' history. The Company opened eleven new superstores and finished remodeling another eleven existing stores. In addition, we completed the expansion of our perishable and frozen foods warehouse in Milton as well as the upgrade of the Company's ice cream plant. This revitalization positions Weis Markets well to preserve and expand our substantial market share in an increasingly competitive and diverse marketplace.

By offering more "meal solutions," we demonstrate our commitment to the Company's central mission - to meet the changing needs of our customers.

(NOTE: There is a picture of a customer holding a child and shopping in the Deli section of a new store on right of the page, and a fresh meat case at the bottom left of the page.)


In 1996 we completed the expansion of our perishable and frozen food warehouse in Milton as well as the upgrade of the Company's ice cream plant.

The Company continues to develop aggressive marketing strategies to address changes in our customers' evolving needs. With a rise in the number of two-income families and single-parent households, for example, customers are now looking for "meal solutions" - fast, quick and fairly priced - as well as traditional groceries. As a result, our expanded deli counters, prepared food sections, and heat-and-serve entrees are generating a growing percentage of our stores revenues and profits. In response to heightened consumer sensitivity to pricing, the Company has expanded Weis Club throughout most of our chain. This preferred shopper program offers customers savings on hundreds of items in our stores each week. Weis Club is free to join and simple to use, and customer acceptance has been strong.

(NOTE: There is a picture of the perishable warehouse loading dock in the middle, left of the page. There is a picture of an ice cream packaging machine at the bottom, left of the page.)

                        Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Results of Operations

The Company achieved a record sales level in the 52-week period ended December 28, 1996. Sales for fiscal 1996 increased 6.5% to $1,753,246,000 compared with fiscal 1995 sales of $1,646,435,000. Sales for fiscal 1995 were 5.8% higher than sales of $1,556,663,000 generated during the 53-week period ended December 31,1994. The sales increase in the current year was generated from the existing store base, five new stores, six replacement stores, the completion of six major remodels/enlargements, five minor remodel projects and the growth of SuperPetz, our 80% owned pet supply stores. The full sales impact of the Company's aggressive store construction in 1996 was not fully realized, since the majority of the retail food store construction projects were completed during the fourth quarter of the year. In the fourth quarter of 1996, the Company completed the construction of four new stores, five replacement stores and three major
remodel/expansions.   As it has in recent years, food price inflation remained
low, and based upon current economic information published, management does not anticipate any significant changes in 1997. The same store sales increase of 3.0% in fiscal 1996 continues the postive trend that began in 1994.

Gross profit as a percentage of sales remained fairly consistent at 25.8% in 1996, as compared to 25.6% in 1995, and 25.3% in 1994. As anticipated by the Company, higher gross profits generated by the SuperPetz stores caused a .2% rise in the total Company gross profit margin in 1996. In 1996, earnings were credited $336,000 for the LIFO adjustment, compared with charges of $1,899,000 in 1995, and $2,042,000 in 1994. The Company has continued to maintain a competitive pricing strategy in its marketing areas and plans to continue to expand its frequent shopper program, directing more product savings towards our loyal customers.

Operating, general and administrative expenses as a percentage of sales increased .2% to 20.6% compared with 20.4% in 1995 and 20.2% in 1994. The dollar increase in expenses during 1996, 1995 and 1994 was primarily a result of new store openings and acquisitions during those years. As a percentage of sales, operating expenses at SuperPetz run substantially higher than in the retail grocery stores and did account for .8% of the rate increase in 1996 and
 .4% in 1995. As in prior years, pre-opening expenses associated with the opening of the new and remodeled stores were expensed as incurred.

Interest and dividend income of $19,617,000, at 1.1% of sales in 1996, decreased significantly as compared to $21,383,000, at 1.3% of sales in 1995, and $21,607,000, at 1.4% of sales in 1994. The decline in interest and dividend income is mainly attributable to the reduction in the Company's marketable security holdings. These reductions are primarily due to the agressive expansion plans undertaken in the last three years, coupled with the stock repurchase program, and the increased dividend payments. Management anticipates a further reduction in interest and dividend income as it continues with its aggressive expansion program. The investment portfolio consists of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities and other short-term investments. It is management's intent to maintain a liquid portfolio to take advantage of acquisition and other investment opportunities; therefore all securities are classified as available-for-sale on the consolidated balance sheets.

Other income is primarily generated from rental income, coupon handling fees, cardboard salvage and gains on the sales of fixed assets. Other income decreased $3,671,000 in 1996 compared to 1995. As a percentage of sales, other income has decreased to .6% in 1996, compared to .9% in 1995 and 1.0% in 1994.

The effective tax rate was 34.7% in 1996, 34.8% in 1995, and 34.9% in 1994. The Commonwealth of Pennsylvania, where the majority of the Company's business is conducted, reduced its corporate income tax rate from 11.99% in 1994, to 9.99% in 1995.

Net Income in 1996 of $78,855,000 declined .7% compared to 1995 earnings of $79,420,000. The rapid expansion of SuperPetz and the resulting operational problems associated with that growth, negatively affected the Company's bottom line results. The pre-tax loss at SuperPetz in 1997 amounted to $5,349,000. Managment has moved forcefully to correct the problems at SuperPetz by making a number of key changes at both senior and mid-level management positions.
The SuperPetz accounting and financial functions have been consolidated into the financial operations in Sunbury, PA. The turnaround of this subsidiary is expected in 1997. Management is pleased with the peformance of its core business operations, the retail grocery stores, and plans to continue its aggressive construction and remodeling in 1997.

During 1996, the Company opened eleven grocery superstores and remodeled eleven others. SuperPetz opened eight new units in 1996. This total includes the aquisition of one unit. As of the end of the fiscal year, Weis Markets, Inc. was operating 155 retail food stores, 43 SuperPetz pet supply stores and Weis Food Service, a restaurant and institutional supplier. The Company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Liquidity and Capital Resources

Net cash provided by operating activities was $103,706,000, compared to $97,013,000 in 1995, and $119,457,000 in 1994. Inventories increased
$27,620,000 in 1996, primarily due to the addition of new stores and the expansion of several existing stores. Working capital decreased 5.7% in 1996, 2.8% in 1995 and 1.5% in 1994.

Net cash used in investing activities was $51,848,000, compared to $37,686,000 in 1995, and $84,210,000 in 1994. Property and equipment purchases during fiscal 1996 totaled $95,289,000, compared to $72,759,000 in 1995, and $49,421,000 in
1994. During the current year, proceeds from the maturity of marketable securites totaling $126,571,000, were used to purchase $81,550,000 in new securities and towards the purchase of property and equipment.
Management anticipates the continued use of its cash for acquisitions, the construction of new superstores, the expansion and remodeling of existing stores, the securing of sites for future expansion, and the upgrading of its processing and distribution facilities.

Net cash used in financing activities was $52,265,000, compared to $60,053,000 in 1995, and $40,302,000 in 1994. Treasury stock purchases amounted to $15,066,000 in 1996, compared to $25,554,000 in 1995, and $8,101,000 in 1994.
The Board of Directors' 1996 resolution authorizing the purchase of treasury stock has a remaining balance of 934,434 shares. Total cash dividend payments on common stock amounted to $.88 per share in 1996, compared to $.80 in 1995, and $.74 in 1994.

The Company funded its 1996 working capital requirements through internally generated cash flows from operations, as it has done in prior years. The Company's current development plans will require an investment of approximately $120,000,000 during the next eighteen months. The Company continues to actively seek acquisitions and investment opportunities to enhance future performance. The financial and liquidity position of the Company, combined with its historical insurance loss experience rates, has allowed it to carry higher deductible and retention levels on its employee and business insurance coverages. The Company plans to maintain these higher exposure levels, thus benefiting from reduced premium expenses. In view of the Company's significant liquid assets, no existing debt financing, and its ability to generate working capital internally, it is not expected that any type of external financing will be needed.

                                  Consolidated Balance Sheets
(dollars in thousands)
December 28, 1996
and December 30, 1995
                                              1996                 1995
Assets
Current:
Cash                                       $      2,878   $       3,285
	Marketable securities                          387,794         432,174
	Accounts receivable, net                        32,439          31,517
	Inventories                                    159,347         131,727
	Prepaid expenses                                 8,186           7,764
                                                _______         _______
		Total current assets                          590,644         606,467

Property and equipment, net                     343,900         285,993
Intangible and other assets, net                 31,768          30,961
                                                _______         _______
                                      			$      966,312   $     923,421
                                                =======         =======
Liabilities
Current:
	Accounts payable                        $       88,057    $     72,262
	Accrued expenses                                12,221          12,997
	Accrued self-insurance                          13,320          13,285
	Payable to employee benefit plans                7,572           7,453
	Income taxes payable                             1,656           4,077
	Deferred income taxes                            4,563           5,258
                                                _______         _______
		Total current liabilities                     127,389         115,332
Deferred income taxes                            20,396          16,527
                                                _______         _______

Shareholders' Equity
Common stock, no par value,
	100,800,000 shares authorized,
	47,445,929 shares issued                         7,380           7,380
Retained earnings                               921,572         879,916
Unrealized gain on marketable securities
(Net of deferred	taxes of $10,726 in 1996
and $10,460 in 1995.)                            15,123          14,748
                                                _______         _______
                                            				944,075         902,044
Treasury stock at cost,  5,405,073
and 4,912,312	shares, respectively             (125,548)       (110,482)
                                                _______         _______
		Total shareholders' equity                    818,527         791,562
                                                _______         _______
                                     			$       966,312   $     923,421
                                                =======         =======

See accompanying notes to consolidated financial statements.

                                Consolidated Statements of Income

(dollars in thousands, except per share amounts)
For the Fiscal Years Ended December 28, 1996,
December 30, 1995, and December 31, 1994
                                           1996         1995        1994
Net sales                              $ 1,753,246  $ 1,646,435  $ 1,556,663
Cost of sales, including warehousing
	and distribution expenses               1,300,841    1,224,339    1,162,068
                                         _________    _________    _________
		Gross profit on sales                    452,405      422,096      394,595
Operating, general
	and administrative expenses              361,779       335,899      314,593
                                         _________    _________    _________
		Income from operations                   90,626        86,197       80,002
Interest and dividend income               19,617        21,383       21,607
Other income                               10,466        14,137       15,584
                                         _________    _________    _________
	Income before provision for
income taxes                              120,709       121,717      117,193
Provision for income taxes                 41,854       42,297        40,944
                                         _________    ________     _________
	Net income                            $   78,855   $   79,420    $   76,249
                                         =========    ========     =========
Per share of common stock:
                      	Net income      $     1.87   $     1.84    $     1.75
                      	Cash dividends  $      .88   $      .80    $      .74
	Weighted average shares outstanding   42,280,352   43,083,449    43,662,031

See accompanying notes to consolidated financial statements.

                       Consolidated Statements of Shareholders' Equity

(dollars in thousands)
For the Fiscal Years Ended December 28, 1996,
December 30, 1995, and December 31, 1994
                                   Unrealized
                                   Gain (Loss)
                                       on      Minimum               Total
                 Common  Retained  Marketable  Pension   Treasury  Shareholders'
                  Stock  Earnings  Securities  Liability  Stock      Equity
Balance at
December 25,
1993           $  7,255  $791,072  $ 16,740    $  (125)  $ (76,827)  $738,115
	Shares issued
 for options        125      _         _          _           _           125
	Treasury stock
 purchased
 (320,542 shares)  _         _         _          _         (8,101)    (8,101)
	Dividends paid    _      (32,326)     _          _           _       (32,326)
	Net unrealized
 loss on marketable
 securities        _         _      (11,807)      _           _       (11,807)
	Minimum pension
 liability         _         _         _           125        _           125
	Net income        _       76,249      _          _           _        76,249
              ________________________________________________________________
Balance at
 December 31,
 1994             7,380   834,995     4,933       _        (84,928)   762,380
	Treasury stock
 purchased
 (949,924 shares)  _         _         _          _        (25,554)   (25,554)
	Dividends paid    _      (34,499)     _          _           _       (34,499)
	Net unrealized
 gain on
 marketable
 securities        _         _        9,815       _           _         9,815
	Net income        _       79,420      _          _           _        79,420
              ________________________________________________________________
Balance at
 December 30,
 1995             7,380   879,916    14,748       _       (110,482)   791,562
	Treasury stock
 purchased
 (492,761 shares)  _         _         _          _        (15,066)   (15,066)
	Dividends paid    _      (37,199)     _          _           _       (37,199)
	Net unrealized
 gain on
 marketable
 securities        _         _          375       _           _           375
	Net income        _       78,855      _          _           _        78,855
              ________________________________________________________________
Balance at
 December 28,
 1996          $  7,380  $921,572  $ 15,123    $  _      $(125,548)  $818,527
              ================================================================

See accompanying notes to consolidated financial statements.

                              Consolidated Statements of Cash Flows

(dollars in thousands)
For the Fiscal Years Ended December 28, 1996,
December 30, 1995, and December 31, 1994
                                                   1996       1995       1994
Cash flows from operating activities:
	Net income                                    $  78,855  $  79,420  $  76,249
	Adjustments to reconcile net income to
		net cash provided by operating activities:
			Depreciation and amortization                  38,136     33,168     30,607
			(Gain) Loss on  sale of fixed assets               19       (582)      (298)
			Changes in operating assets and liabilities:
				Increase in inventories                      (27,620)    (1,708)   (18,172)
				Increase in accounts
					receivable and prepaid expenses              (1,344)   (10,920)    (1,603)
				Increase (decrease) in accounts
					payable and other liabilities                15,173     (3,217)    28,754
				Increase (decrease) in income taxes payable   (2,421)       988      1,151
				Increase (decrease) in deferred income taxes   2,908       (136)     2,769
                                                 _______    _______    _______
		Net cash provided by operating activities      103,706     97,013    119,457

Cash flows from investing activities:
	Purchase of property and equipment              (95,289)   (72,759)   (49,421)
	Proceeds from the sale of property
		and equipment                                      255      1,107        985
	Purchase of marketable securities               (81,550)   (94,093)   (79,821)
	Proceeds from maturities of
 marketable securities                           126,571    125,435     64,190
	Proceeds from sale of marketable securities        _         6,086       _
	Increase in intangible and other assets          (1,835)    (3,462)   (20,143)
                                                 _______    _______    _______
		Net cash used in investing activities          (51,848)   (37,686)   (84,210)

Cash flows from financing activities:
	Proceeds from issuance of common stock             _          _           125
	Dividends paid                                  (37,199)   (34,499)   (32,326)
	Purchase of treasury stock                      (15,066)   (25,554)    (8,101)
                                                 _______    _______    _______
		Net cash used in financing activities          (52,265)   (60,053)   (40,302)

Net decrease in cash                                (407)      (726)    (5,055)
Cash at beginning of year                          3,285      4,011      9,066
                                                 _______    _______    _______
Cash at end of year                            $   2,878  $   3,285  $   4,011

See accompanying notes to consolidated financial statements.

                                Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the Company's consolidated financial statements:

(a)  Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924.
The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. The Company is also engaged in the sale of pet supplies through its 80% owned subsidiary, SuperPetz, Inc. There was no material change in the nature of the Company's business during fiscal 1996.

(b)  Definition of Fiscal Year
The Company's fiscal year ends on the last Saturday in December. As a result, fiscal 1996, 1995 and 1994 comprised 52 weeks, 52 weeks and 53 weeks, respectively.

(c)  Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(f)  Marketable Securities
Marketable securities consist of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities, and other short-term investments. By policy, the Company invests primarily in high-grade marketable securities. The Company classifies all of its marketable securities as available-for-sale.

Available-for-sale securities are recorded at fair value as determined by quoted market price. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the market value below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Dividend and interest income are recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

(g)  Property and Equipment
Property and equipment are carried at cost. Depreciation is provided on the cost of buildings and improvements and equipment principally using accelerated methods. Leasehold improvements are amortized over the terms of the leases or the useful lives of the assets, whichever is shorter.

Maintenance and repairs are expensed and renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to income.

(h)  Insurance
The Company maintains self-insurance programs for the majority of its employee health care benefits and workers compensation claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company is liable for employee health claims up to a life-time aggregate of $1,000,000 per member and for workers compensation claims up to $1,000,000 per claim.
Property and casualty insurance coverages are maintained with outside carriers at deductable or retention levels ranging from $0 to $250,000.

(i)  Income Taxes
Under the asset and liability method of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(j)  Earnings Per Share
The earnings per share computations are based upon the weighted average number of common shares and common share equivalents (stock options) outstanding during the year.

(k)  Pre-Opening Costs
Pre-opening costs of retail stores are charged against earnings as incurred.

(l)  New Accounting Standards
Effective December 31, 1996, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Adoption of this standard had no effect on the Company.

(m)  Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(n)  Reclassifications
Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform with the current year presentation.

(2)  Income Taxes
The provision for income taxes consists of:

(dollars in thousands)            1996       1995           1994
Currently payable:
	Federal                      $  29,013   $  32,450     $  29,248
	State                            9,580       9,983        11,361
Deferred                          3,261        (136)          335
                                 ______       ______       ______
                        						$  41,854    $  42,297    $  40,944

The following is a reconciliation between the applicable income tax expense and the amount of income taxes which would have been provided at the Federal statutory rate. The statutory rate was 35% in 1996, 1995, and 1994.

(dollars in thousands)                             1996       1995       1994
Tax at statutory rate                          $  42,248  $  42,601  $  41,018
State income taxes, net of federal
 income tax benefit                                6,227      6,029      7,293
Other - principally tax-exempt
 investment income                                (6,621)    (6,333)    (7,367)
                                                  ______     ______     ______
	Actual provision  (effective tax rate
 34.7%, 34.8% and 34.9%, respectively)         $  41,854  $  42,297  $  40,944


Cash paid for income taxes was $41,772,000, $41,688,000 and $39,907,000 in 1996,
1995 and 1994, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 1996, and December 30, 1995, are presented below:

(dollars in thousands)                          1996            1995
Deferred tax assets:
	Accounts receivable                        $       372     $       312
	Inventories                                      1,577           1,411
	Compensated absences                               549             504
	Employee benefit plans                           1,801           2,239
	General liability insurance                      2,390           1,037
                                                _______         _______
	Total deferred tax assets                        6,689           5,503

Deferred tax liabilities:
	Unrealized gain on marketable securities       (10,726)        (10,460)
	Depreciation                                   (20,396)        (16,527)
	Other                                             (526)           (301)
                                                _______         _______
		Total deferred tax liabilities                (31,648)        (27,288)
                                                _______         _______
	Net deferred tax liability                 $   (24,959)     $  (21,785)
                                                _______         _______
	Current deferred asset (liability) - net   $    (4,563)     $   (5,258)
	Noncurrent deferred liability - net            (20,396)        (16,527)
                                                _______         _______
	Net deferred tax liability                 $   (24,959)     $  (21,785)

(3)  Inventories
Merchandise inventories, as of December 28, 1996 and December 30, 1995, were valued as follows:

(dollars in thousands)                1996            1995
LIFO                             $   109,965     $   95,317
Average cost                          49,382         36,410
                                     _______        _______
                         								$   159,347     $  131,727

If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $44,000,000 and $44,336,000 higher than as reported on the above methods as of December 28, 1996, and December 30, 1995, respectively.

Although management believes the use of the LIFO method for valuing certain inventories (as set forth above) represents the most appropriate matching of costs and revenues in the Company's circumstances, the following summary of net income and per share amounts based on the use of the average cost method for valuing all inventories is presented for comparative purposes.

(dollars in thousands except per share amounts)
                               1996        1995       1994
Net income                $   78,658  $   80,531  $   77,418
Net income per share      $     1.86  $     1.87  $     1.77

(4)  Property and Equipment
Property and equipment as of December 28, 1996, and December 30, 1995, consisted of:

					                     	Useful Life
(dollars in thousands)       in years        1996               1995
Land                                    $   44,770          $   42,940
Buildings and improvements     10-60       235,973             197,277
Equipment                       3-12       363,331             326,689
Leasehold improvements          5-20        51,288              46,195
                                           _______             _______
		Total, at cost                           695,362             613,101
Less accumulated
 depreciation and amortization             351,462             327,108
                                           _______             _______
			                                 				$  343,900          $  285,993

(5)  Marketable Securities
Marketable securities as of December 28, 1996, and December 30, 1995, consisted of:

                                              						Gross     Gross
                                             				Unrealized Unrealized
December 28, 1996                       Amortized  Holding   Holding   Fair
(dollars in thousands)                     Cost     Gains    Losses   Value
Available-for-sale:
	Pennsylvania state and municipal bonds  $330,080 $  2,853  $    857 $332,076
	U.S. Treasury securities                  10,425      214      _      10,639
	Equity Securities                         12,071   23,639      _      35,710
	Other short-term investments               9,369     _         _       9,369
                                          _______  _______   _______  _______
				                                 	   $361,945 $ 26,706  $    857 $387,794

                                              						Gross     Gross
	             				                               Unrealized Unrealized
December 30, 1995                       Amortized  Holding   Holding   Fair
 dollars in thousands)                     Cost     Gains    Losses   Value
Available-for-sale:
	Pennsylvania state and municipal bonds  $350,410 $  4,167 $     215 $354,362
	U.S. Treasury securities                  20,447      651      _      21,098
	Equity Securities                         11,073   20,605      _      31,678
	Other short-term investments              25,036     _         _      25,036
                                          _______  _______   _______  _______
                                				     $406,966 $ 25,423  $    215 $432,174

Maturities of marketable securities classified as available-for-sale at December 28, 1996, were as follows:

						                             	Amortized       Fair
(dollars in thousands)                  Cost    Value
Available-for-sale:
	Due within one yea                         $  129,196    $  129,654
	Due after one year through five years         215,229       217,183
	Due after five years through ten years          5,449         5,247
	Equity securities                              12,071        35,710
                                               _______       _______
                                   									$  361,945    $  387,794

(6)  Retirement Plans
The Company has a noncontributory defined benefit pension plan and a contributory retirement savings plan (401(k)) covering substantially all full-time employees, a noncontributory profit-sharing plan covering eligible employees, and a supplemental retirement plan covering certain officers of the Company. An eligible employee as defined in the Profit Sharing Plan includes salaried employees, store management, and administrative support personnel. The Company's policy is to fund pension, 401(k) and profit-sharing cost accrued, but not supplemental retirement costs. Contributions to the Defined benefit pension plan are based on guidelines of the Employee Retirement Income Security Act of 1974, whereas contributions to the profit-sharing plan and the 401(k) plan are made at the sole discretion of the Company.

The Company's supplemental retirement plan provides for the payment of specific amounts of annual retirement benefits to the officers or to their beneficiaries over an actuarially computed normal life expectancy. The actuarial present value of accumulated benefits amounted to $5,808,000 and $5,912,000 at December 28, 1996, and December 30, 1995, respectively. Plan costs are based upon the deferral of retirement rather than upon future service and all benefits are fully vested.

Retirement plan costs amounted to:

(dollars in thousands)                 1996             1995           1994
Pension plan                   $       (883)   $        (444)  $         204
Pension plan curtailment loss             _               _            1,794
Retirement savings plan 401(k)           831             727             414
Profit sharing plan                      814             815             815
Supplemental retirement plan             417             403             570
                                       _____           _____           _____
                         						$       1,179   $       1,501   $       3,797

The net periodic defined benefit pension expense (credit) is computed as follows:

(dollars in thousands)                   1995           1994            1993
Service cost                      $        _      $       _       $       456
Interest cost                             1,835          1,835          1,835
Actual return on plan assets             (4,121)        (4,798)          (910)
Net amortization and deferral             1,403          2,519         (1,177)
                                         _______        _______        _______
		Net pension expense (credit)    $       (883)   $       (444)   $       204

The funded status of the Company's pension plan at September 30, 1996, and September 30, 1995 (the measurement dates) is as follows:

(dollars in thousands)                                  1996    1995
Actuarial present value of benefit obligations:
		Vested benefit obligation                    $  (28,978)        $  (25,100)
                                                  ________           ________
 	Accumulated benefit obligation               $  (28,978)        $  (25,100)
                                                  ________           ________
Projected benefit obligation                   $  (28,978)        $  (25,100)
Plan assets at fair value                          31,448             26,285
                                                  ________           ________
Plan assets in excess of projected
benefit obligation                                  2,470              1,185
Contribution                                         _                 2,932
Unrecognized net loss                               3,215              1,016
Unrecognized transition asset                      (2,076)            (2,407)
                                                  ________           ________
Prepaid pension cost                             $  3,609           $  2,726

On February 1, 1994, the Board of Directors of the Company voted to freeze the Pension Plan. Effective March 15, 1994, the Plan was frozen and all participants became fully vested. The Company recognized a curtailment loss of $1,794,000 in 1994 as a result of this action.

Plan assets consist primarily of common stocks, bonds, and U.S. government obligations. The assumed long-term rate of return on pension plan assets used to determine pension costs was 8.5% for fiscal 1996, 1995 and 1994. Pension benefit obligations were determined using an assumed discount rate for fiscal 1996 and 1995 of 7.0% and 7.5%, respectively.

The Company has no other post-retirement benefit plans.


(7)  Incentive Plans
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in proforma net income and earnings per share that are not materially different from amounts reported.

(a)  Stock Option Plan
The Company has an incentive stock option plan for officers and other key employees under which 287,500 shares of common stock are reserved for issuance at December 28, 1996. Under the terms of the plan, option prices are 100% of the "fair market value" of the shares on the date granted. Options granted are immediately exercisable and expire ten years after date of grant.

Changes during the three years ended December 28, 1996, in options outstanding under the plan were as follows:

	   	                         			Option Prices                 Shares
                             						Per Share                Under Option
Balance, December 25, 1993      $16.06 to $26.88                13,250
Issued                          $25.88 to $26.50                10,500
Exercised                       $16.06 to $16.28                (7,680)
Balance, December 31, 1994      $16.28 to $26.88                16,070
Issued                          $28.00 to $28.00                 7,140
Expired                         $16.28 to $16.28                  (820)
Balance, December 30, 1995      $24.25 to $28.00                22,390
Issued                          $31.50 to $31.50                12,500
Expired                         $26.50 to $26.50                  (300)
Balance, December 28, 1996      $25.25 to $31.50                34,590

At December 28, 1996, all options were exercisable.

(b)  Company Appreciation Plan
Under a Company Appreciation Plan, officers and other employees are awarded rights equivalent to shares of Company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the
original date of issue is paid in cash to the participants. 	During 1996,
1995, and 1994, 28,200, 26,050, and 24,500 rights, respectively, were awarded under the program. In 1996, 1995, and 1994, $96,000, $64,000, and $0, respectively, were charged to earnings.


(8)  Lease Commitments
At December 28, 1996, the Company leased approximately 61% of its facilities under operating leases which expire at various dates up to 2022. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales, and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.

Rent expense on all leases consisted of:

(dollars in thousands)           1996            1995            1994
Minimum annual rentals  $       20,536  $       16,949  $       14,261
Contingent rentals                 169             452             219
                  						$       20,705  $       17,401  $       14,480

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 28, 1996.

(dollars in thousands)
1997                                                    $       22,189
1998                                                            22,407
1999                                                            21,190
2000                                                            19,639
2001                                                            17,907
Thereafter                                                     129,189
                                                               _______
                                                  						$      232,521

As of December 28, 1996, the future minimum rentals to be received under noncancelable leases and subleases were $11,730,000.

(9)  Fair Value Information
The carrying amounts for cash, trade receivables, and trade payables approximate fair value because of the short maturities of these instruments. The fair values of the Company's marketable securities are based on quoted market prices (See note 5).

(10)  Acquisitions
On December 31, 1995, SuperPetz acquired one store located in Michigan from Pet Food Warehouse, Inc. On November 24, 1995, SuperPetz acquired seven stores located in Michigan and Ohio from Pet Food Warehouse, Inc. On August 6,
1994, SuperPetz acquired five pet supply stores located in Georgia and South Carolina from Pet Owners Warehouse, Inc. On August 3, 1994, the Company acquired King's Supermarkets, Inc., of Hamburg, Pennsylvania. King's operated six retail stores. These cash-only transactions were made from internally generated funds and were accounted for by the purchase method. Goodwill arising from these transactions, which was not material, is being amortized over a 15 year period on a straight-line basis.

(11)  Summary of Quarterly Results (Unaudited)
Quarterly financial data for 1996 and 1995 are as follows:

(dollars in thousands,
except per share amounts)
                                    Thirteen Weeks Ended
			                  	 	Mar. 30, `96  June 29, `96  Sep. 28, `96  Dec. 28, `96
Net sales               $  433,199    $  432,584    $  424,747    $  462,716
Gross profit on sales      109,807       111,804       113,581       117,213
Net income                  19,699        19,401        19,615        20,140
Net income per share           .46           .46           .47           .48

                                   	Thirteen Weeks Ended
				                   	Apr. 1, `95   July 1, `95    Sep. 30, `95 Dec. 30, `95
Net sales               $  397,499    $  407,578     $  404,578   $  436,780
Gross profit on sales      101,892       103,259        105,809      111,136
Net income                  19,062        18,378         19,189       22,791
Net income per share           .44           .43            .45          .53

(12)  Contingencies
The Company is involved in various legal actions arising out of the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.
________________________________________________________________________________


Report of Independent Auditors

The Board of Directors
Weis Markets, Inc.

We have audited the accompanying consolidated balance sheet of Weis Markets, Inc. and subsidiaries as of December 28, 1996, and the consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Weis Markets, Inc. and subsidiaries for each of the two years in the period ended December 30, 1995, were audited by other auditors whose report, dated January 26, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. and subsidiaries at December 28, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



Harrisburg, PA                                                 Ernst & Young LLP
January 29, 1997

                      Five Year Review of Operations

(dollars in thousands,
except per share amounts)
             					52 Weeks     52 Weeks     53 Weeks     52 Weeks     52 Weeks
                    Ended        Ended        Ended        Ended        Ended
                 Dec 28,1996  Dec 30,1995  Dec 31,1994  Dec 25 1993  Dec 26,1992
Net sales        $ 1,753,246  $ 1,646,435  $ 1,556,663  $ 1,441,090  $ 1,289,195
Costs and expenses 1,662,620    1,560,238    1,476,661    1,361,420    1,213,764
                   _________    _________    _________    _________    _________
	Income from
 operations           90,626       86,197       80,002       79,670       75,431
Other income, net     30,083       35,520       37,191       33,984       34,818
                   _________    _________    _________    _________    _______
Income before provision
for  income taxes	and
cumulative effect of change
in accounting
principle            120,709      121,717      117,193      113,654      110,249
Provision for
income taxes          41,854       42,297       40,944       40,701       38,579
                   _________    _________    _________    _________    _______
 Income before cumulative
 effect	of change in accounting
 principle            78,855       79,420       76,249       72,953       71,670
	Cumulative effect of
 change in accounting for
 income  taxes          _            _            _            _           1,046
                   _________    _________    _________    _________    _______
	Net income           78,855       79,420       76,249       72,953       72,716
Retained earnings,
beginning of year    879,916      834,995      791,072      748,796      705,987
                   _________    _________    _________    _________    _______
                 				958,771      914,415      867,321      821,749      778,703
Cash dividends        37,199       34,499       32,326       30,677       29,907
                   _________    _________    _________    _________    _______
Retained earnings,
end of year      $   921,572  $   879,916   $   834,995  $   791,072 $   748,796
                   _________    _________    _________    _________    _______
Weighted average shares
outstanding       42,280,352   43,083,449    43,662,031   43,827,168  43,979,088
                   _________    _________    _________    _________    _______
Cash dividends
per share        $       .88  $       .80   $       .74   $      .70  $      .68
                   _________    _________    _________    _________    _______
Net income
per share        $      1.87  $      1.84   $      1.75   $     1.66  $     1.65
                   _________    _________    _________    _________    _______
Working capital  $  463,255   $   491,135   $   505,449   $  513,184  $  483,572
Total assets     $  966,312   $   923,421   $   892,093   $  844,490  $  761,528
Shareholders'
equity           $  818,527   $   791,562   $   762,380   $   738,115 $  680,265
Number of
grocery stores          155           151           149           141        126
Number of
pet supply stores        43            35            14            _          _

Stock Prices and Dividend Information by Quarter

The approximate number of shareholders on December 28, 1996 was 7,600
              	            1996                             1995
               	4th     3rd     2nd     1st     4th     3rd     2nd     1st
Stock Prices
	High          34 3/8  34 7/8  32 3/4  30 3/8  28 3/4  29      28 3/4  25 7/8
	Low           29 5/8  30 3/4  28 7/8  27 3/4  27 3/4  27 3/8  25      24
Dividends
Per Share       .23     .23     .21     .21     .21     .21     .19     .19

Directors
Robert F. Weis
Chairman and Treasurer

Norman S. Rich
President

William R. Mills
Vice President Finance and Secretary

Jonathan H. Weis
Vice President Property Management and Development

Michael M. Apfelbaum
Partner, Apfelbaum, Apfelbaum & Apfelbaum Attorneys at Law

Joseph I. Goldstein
Partner, Crowell & Moring Attorneys at Law

Richard E. Shulman
President, Industry Systems Development Corporation

(NOTE: There are pictures of each of the Directors above their names and titles.)


Officers

Robert F. Weis
Chairman and Treasurer

Norman S. Rich
President

William R. Mills
Vice President Finance and Secretary

Alan L. Barrick
Vice President Engineering and Manufacturing

Stephen J. Bowers
Vice President Weis Food Service

Walter B. Bruce
Vice President Private Label

Harold G. Graber
Vice President Real Estate

Leslie H. Knox
Vice President Merchandising

Richard L. Kunkle
Vice President Pharmacy

Edward W. Rakoskie
Vice President Store Operations

Jonathan H. Weis
Vice President Property Management and Development


Annual Meeting
The annual meeting of the shareholders of the Company will be held at 10 a.m. on Tuesday, April 1, 1997, at the Corporate offices, 1000 South Second Street, Sunbury, PA 17801.

Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street, 46th floor
New York, NY  10005
(718) 921-8210

Auditors
Ernst & Young LLP
300 Locust Court
212 Locust Street
Harrisburg, PA  17101

Stock Traded
New York Stock Exchange


In Memoriam

In November, Micheal C. Rheam passed away. Mr. Rheam had been Special Projects Coordinator after his retirment as Vice President in 1992. During his forty-one years at Weis Markets, he served as Vice President of Operations and Secretary, and as a member of the Board of Directors. He helped in a major way to build the organization into one of the strongest and most profitable supermarket companies in the country. He will be remembered as a strong personality, wise counselor, and developer of people. We express our thanks for his many years of service and devotion to our Company. We shall miss him.

(NOTE:  There is picture of Micheal C. Rheam.)

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

                                  	EXHIBIT 23


Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report on (Form 10-K) of Weis Markets, Inc. of our report dated January 29, 1997 included in the 1996 Annual Report.to Shareholders of Weis Markets, Inc.




Ernst & Young LLP
Harrisburg, Pennsylvania
March 14, 1997