Form 10-K/A
period 1996-12-28
WEIS MARKETS INC
filed 1997-04-02
CIK 105418

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
              Annual Report Pursuant to Section 13 or 15(d) of
                    The Securities Exchange Act of 1934

For the fiscal year ended December 28, 1996	Commission file number 1-5039

                             	WEIS MARKETS, INC.
        	(Exact name of registrant as specified in its charter)

   	Pennsylvania	                                        		24-0755415
  State or other jurisdiction of	          		(IRS Employee Identification No.)
                                               incorporation or organization)

  1000 South Second Street, Sunbury, PA                    			17801
  (Address of principal executive offices)	               	(Zip Code)

Registrant's telephone number, including area code		717-286-4571

Securities registered pursuant to Section 12(b) of the Act:

                             			         	Name of each exchange
    Title of each class	            	 	   on which registered
 Common stock, no par value		         	   New York Stock Exchange

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

Amendment #1 is being filed to submit the Exhibit 99 which was omitted from the original filing, correct Part I, Item 8 and, correct Part IV, Item 14(c).

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 1996 Weis Markets, Inc. Annual Report to
Shareholders are incorporated by reference in Part II and Part IV of this Form 10-K.

Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 5, 1997 are incorporated by reference in Part III of this Form 10-K.

Item 8.	Financial Statements and Supplementary Data:

	The following information is incorporated herein by reference from the 1996 Weis Markets, Inc. Annual Report to Shareholders: The consolidated financial statements on pages 8 to 10, the notes to consolidated financial statements on pages 11 to 15, and the independent auditors' report on page 15. The preceding independent auditors' report on the
                              -------------------------------------------------
previous two years financial statements may be found in Exhibit 99.
-------------------------------------------------------------------

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

                                WEIS MARKETS, INC.

(c)	A listing of exhibits filed or incorporated by reference is as follows:

            Exhibit No.
            3-A                       	Articles of Incorporation
            3-B	                       By-Laws
            10-A	                      Profit Sharing Plan
            10-B	                      Stock Bonus Plan
            10-C	                      Company Appreciation Plan
            10-D	                      Stock Option Plan
            10-E	                      Supplemental Employee Retirement Plan
            10-F                      	Executive Employment Contract
            13                        	Annual Report to Shareholders for the
                                       Fiscal Year ended December 28, 1996

            21                        	Subsidiaries of the Registrant
            23	                        Consent of Independent Auditors
            99                        	Opinion of preceding Independent Auditors
            --                         -----------------------------------------
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



Date
                                         				Robert F. Weis
                                				(Principal Financial Officer)
                              				Chairman of the Board of Directors,
                                 				and Treasurer and Director



Date
                                         				Norman S. Rich
                                 				(Principal Executive Officer)
                                     				President and Director



Date
                                        				William R. Mills
                                				Vice President Finance, Secretary
                                          				and Director

                                      						The following item was the subject
                                     							of  a Form 12b-25 and is included
                                     							herein:
                                Exhibit 99

Report of Independent Auditors

The Board of Directors
Weis Markets, Inc.

We have audited the accompanying consolidated balance sheet of Weis Markets, Inc. and subsidiaries as of December 30, 1995, and the consolidated statements of income, shareholders' equity, and cash flows for the years ended December
30, 1995, and December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. and subsidiaries at December 30, 1995, and the results of their operations and their cash flows for the years ended December 30, 1995, and December 31, 1994, in conformity with generally accepted accounting principles.



Harrisburg, PA			                                  					KPMG Peat Marwick LLP
January 26, 1996