Form 10-Q
period 1997-03-29
WEIS MARKETS INC
filed 1997-05-15
CIK 105418

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended                                            March 29, 1997

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

                       Yes     X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                             43,886,493  shares
                                                  (Outstanding at end of period)

                                    WEIS MARKETS, INC.

                                       INDEX



                                                                       Page No.

Part I - Financial Information

Consolidated Condensed Balance Sheets -
March 29, 1997 and December 28, 1996                                           2


Consolidated Condensed Statements of Income
Three Months Ended March 29, 1997
and March 30, 1996                                                             3

Consolidated Condensed Statements of Cash Flows -
Three Months Ended March 29, 1997
and March 30, 1996                                                             4

Notes to Consolidated Condensed Financial Statements                           5

Management's Discussion and Analysis of the
Consolidated Condensed Statements of Income                                    6


Part II - Other Information

Item 4                                                                         8

Item 6 and Signatures                                                          9


                           PART I - FINANCIAL INFORMATION
                           WEIS MARKETS, INC.

                           CONSOLIDATED CONDENSED BALANCE SHEETS
                           (Dollars in Thousands)
                        March 29, 1997                        December 28, 1996
                          (Unaudited)                           (Unaudited)
   Assets
Current:
   Cash                            $     10,416               $     2,878
   Marketable Securities                373,465                   387,794
   Accounts Receivable, Net              33,029                    32,439
   Inventories                          146,656                   159,347
   Prepaid Expenses                       7,091                     8,186
                                        _______                   _______
            Total Current Assets        570,657                   590,644

   Property and Equipment, Net          345,654                   343,900
   Intangible and Other Assets, Net      32,179                    31,768
                                        _______                   _______
           Total Assets            $    948,490               $   966,312
                                        =======                   =======

             Liabilities and Stockholders' Equity
Current:
   Accounts Payable                $     63,346              $     88,057
   Accrued Expenses                      10,744                    12,221
   Accrued Self-Insurance                14,969                    13,320
   Payable to Employee Benefit Plans      7,276                     7,572
   Income Taxes Payable                  10,069                     1,656
   Deferred Income Taxes                  2,981                     4,563
                                        _______                   _______
            Total Current Liabilities   109,385                   127,389

Deferred Income Taxes                    19,816                    20,396

Shareholders' Equity
   Common Stock, No Par Value,
   100,800,000 Shares Authorized,
   47,445,929 Shares Issued               7,380                     7,380
   Retained Earnings                    930,148                   921,572
   Net Unrealized Gain on
   Marketable Securities (Net of
   deferred taxes of $8,975 in 1997
   and $10,726 in 1996)                  12,655                    15,123
                                        _______                   _______
                                        950,183                   944,075

   Less Treasury Stock, At Cost        (130,894)                 (125,548)
                                        _______                   _______
            Total Shareholders' Equity  819,289                   818,527
            Total Liabilities and       _______                   _______
            Shareholders' Equity   $    948,490              $    966,312
                                        =======                   =======

See accompanying notes to consolidated condensed financial statements.

                                  2

                           WEIS MARKETS, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (Unaudited)
                (Dollars in Thousands Except Per Share Amounts)
                                           Three Months Ended
                                     03/29/97                 03/30/96
Net Sales                         $    456,786            $    433,199

Cost of Sales                          341,247                 323,392
                                       _______                 _______
     Gross Profit                      115,539                 109,807

Operating, General and
   Administrative Expenses              94,903                  86,914
                                       _______                 _______
     Income from Operations             20,636                  22,893

Interest and Dividend Income             4,241                   5,017

Other Income                             3,262                   2,911
                                       _______                 _______
     Income before provision
       for income taxes                 28,139                  30,821

Provision for income taxes               9,901                  11,122
                                       _______                 _______
     Net Income                   $     18,238            $     19,699
                                       =======                 =======

Earnings per common share negligible
difference if full dilution       $      0.43             $      0.46
                                      =======                 =======
Cash dividends per common share   $      0.23             $      0.21
                                      =======                 =======
Weighted average number of common
  shares outstanding               41,954,457              42,512,398
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




                                              3

                                    WEIS MARKETS, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                (Dollars in Thousands)

                                               Three Months Ended
                                       03/29/97                 03/30/96
Cash flows from operating activities:
  Net Income                                  $     18,238      $     19,699
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                  10,333             8,559
     Gain on sale of fixed assets                       69              ---
     Changes in operating assets and liabilities:
       (Increase)/Decrease in inventories           12,691            (3,587)
       (Increase)/Decrease in accounts receivable
         and prepaid expenses                          505              (458)
       Decrease  in accounts payable
         and other liabilities                     (24,835)           (1,329)
       Increase in income taxes payable              8,414             5,668
       Increase/(Decrease) in deferred taxes          (411)            1,772
                                                   _______           _______
            Net cash provided by operating
              activities                            25,004            30,324

Cash flows from investing activities:
  Purchase of property and equipment               (11,764)          (10,542)
  Proceeds from the sale of property and equipment       1              ---
  Purchase of marketable securities                 (4,239)          (34,111)
  Proceeds from maturities of marketable securities 14,347            28,979
  Increase in intangible assets and other assets      (804)             (522)
                                                   _______           _______
            Net cash used by investing activities   (2,459)          (16,196)

Cash flows from financing activities:
  Proceeds from issuance of common stock               ---               ---
  Dividends paid                                    (9,661)           (8,927)
  Purchase of treasury stock                        (5,346)           (1,174)
                                                   _______           _______
            Net cash used by financing activities  (15,007)          (10,101)

Net decrease in cash                                 7,538             4,027
Cash at beginning of period                          2,878             3,285
                                                   _______           _______
Cash at end of period                         $     10,416      $      7,312
                                                   =======           =======

Cash Paid during the period for:
Interest Expense                              $          0      $          0
                                                   =======           =======
Income Taxes                                  $      1,898      $      3,682
                                                   =======           =======

See accompanying notes to consolidated condensed financial statements.

                                              4

                                    WEIS MARKETS, INC.
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 29, 1997 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.

2. The comparative balance sheet for December 28, 1996 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods March 29, 1997 and March 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                                    WEIS MARKETS, INC.
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Sales for the first quarter ended March 29, 1997, increased 5.4% to $456,786,000 compared with $433,199,000 in the same quarter last year. Identical store sales for the Company increased 2.5%. SuperPetz, the 80% held pet supply stores subsidiary, accounted for $5,289,000 of the total sales increase. During the first quarter of 1996, record snowfall resulted in a significant increase in the grocery store sales. Snowfall during the first quarter of 1997 was minimal, inflation was flat and competition remained strong. Despite these formidable comparison hurdles, Weis Markets, excluding SuperPetz, had a 4.4% increase in total sales and a 2.2% increase in identical store sales. The Company continues to aggressively expand its grocery store base with current plans for construction of eleven superstores and twenty major renovations to existing stores over the next fifteen months. The expansion of the SuperPetz concept has been put on hold, as the Company is in the process of reorganization due to poor performance in 1996 and in the first quarter of 1997.

      Gross profit of $115,539,000 at 25.3% of sales, increased $5,732,000 or 5.2% versus the same quarter last year. The dollar increase in gross profit was primarily due to increased sales volume, as the gross profit rate as a percentage of sales decreased .1% versus a year ago. Due to the heavy snowfall in the first quarter of 1996, consumers purchased more staple food products with lower gross margins causing a slight decrease of .2%
versus the first quarter of 1995. In the first quarter of 1997, gross profits in the grocery stores were naturally higher due to better product sales mix. However, gross profit was negatively affected by inventory shrink loss of
$2,510,000 at SuperPetz, Inc. in the first quarter of this year.   Members of
management at  Weis Markets, Inc., assumed substantial operational control of SuperPetz at the end of April this year, in order to correct inadequate merchandising and operational controls. On Wednesday May
7, 1997, the SuperPetz Board of Directors accepted the resignation of Lee Schear, President of SuperPetz, Inc. effective May 15, 1997; Stephen McAllister, Vice President of Finance of SuperPetz, Inc. resigned effective
May 9, 1997.   As previously reported in financial news releases by Weis
Markets, the search for a new President is currently underway.

      Operating expenses of $94,903,000 at 20.8% of sales increased $7,989,000, or 9.2% compared to the first quarter last year. As a percentage of sales, total operating expenses  increased .7% compared with 20.1% a year ago. Generally, dollar increases in various expense classifications ran in direct correlation with the sales volume increase. In total, controllable expenses increased $5,801,000 or 7.8% over the first
quarter of last year.   Of that total  controllable amount, wages and supplies
comprised the largest areas of increased expense.   Wages and other
associated employee benefits increased $3,470,000 and store level supply usage increased $506,000 over last year. The Companys very aggressive capital expenditure program caused a $2,275,000 or 14.3% increase in the fixed expenses in the first quarter of 1997 over the same period in 1996. Depreciation and amortization expense comprised
$1,774,000 of the total  increase in the fixed expense area.

      Interest and dividend income of $4,241,000 at .9% of sales, decreased $776,000, or 15.5% versus the same quarter last year. The investment portfolio has been decreasing as the amount of capital required to fund the expansion and remodel program has increased, thus causing a decline in income generated from the portfolio. Management anticipates a further decline in investment income as the aggressive capital expansion program continues through 1997.

      Other income for the quarter of $3,262,000 at .7% of sales decreased $351,000, or 12.1% compared to the first quarter in 1996. The majority of the decline was from a reduction in coupon handling credits.

      The effective tax rate at 35.2% in the first quarter compares with a 36.1% in the same quarter in 1996.

                                    WEIS MARKETS, INC.
                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)

OPERATING RESULTS (continued)

      Net earnings for the quarter of $18,238,000, or 43 cents per share, compared with $19,699,000, or 46 cents per share, in 1996. The decline in the Companys net income for the quarter, versus the same period last year, can be attributed to continuing problems in the SuperPetz subsidiary. As previously stated management has substantially taken over the operations of SuperPetz and is in the process of reorganizing that company.

     At the end of March, Weis Markets, Inc., was operating 153 retail food stores, 43 SuperPetz pet supply stores and Weis Food Service, a restaurant and institutional supplier. The Company currently operates its retail food stores in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama,
Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operations of $25,004,000 for the three-month period ended March 29, 1997 compares with $30,324,000 in the comparable time period of 1996. Working capital has decreased .4% since the beginning of this year. The company's funding requirements in both years were financed entirely from internally generated funds.

      Property and equipment expenditures in the first quarter of 1997 amounted to $11,764,000, compared to $10,542,000 in 1996. The beginning of the year capital project expenditure estimate of $120,000,000 over eighteen months appears to be on schedule with a significant amount of the projects being completed in the last half of this year.

      The purchase of Treasury Stock year-to-date totaled $5,346,000 compared with $1,174,000 purchased in the first quarter of 1996. The Board of Directors 1996 resolution authorizing the purchase of Treasury Stock has a remaining balance of 760,071 shares.

      Cash dividends were paid during the quarter to holders of common stock at a rate of 23 cents per share. At a regularly scheduled meeting held on April 1, 1997, the Board of Directors declared a 23 cents per share dividend payable to holders of record as of May 9, 1997, payable May 23, 1997.

      Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program. The corporation has no other commitment of capital resources as of March 29, 1997.

                                    PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Weis Markets, Inc., was held on Tuesday, April 1, 1997, at 10:00 a.m., Eastern Standard Time, at the principal office of the Corporation.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.
(c) The meeting was held for the following purposes:

   1. To elect seven directors to serve, subject to provisions of the by-laws, until the next Annual Meeting of shareholders or until their respective successors have qualified.
   2. To approve the appointment of auditors for the current fiscal year.
   3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting submitted to the Secretary by the Judge of Elections disclosed the following tabulation of votes.

Proposal #1                                      For       Withhold         %
Robert F. Weis                              40,024,470      224,540        95.4
Norman S. Rich                              40,024,742      224,269        95.4
Joseph I. Goldstein                         39,941,876      307,134        95.2
Richard E. Shulman                          40,025,256      223,755        95.4
Johnatan H. Weis                            40,026,023      222,988        95.4
Michael M. Apfelbaum                        39,920,758      328,253        95.2
William R. Mills                            32,134,687    9,508,038        76.6

Proposal #2                           For        Against      Abstain      %
Proposal to approve the
appointment of Ernst &
Young, LLP, as the
independent public accountants
of the corporation.                39,934,962       18,151       16,650    93.9

                                    PART II - OTHER INFORMATION
                                    (continued)

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 29, 1997




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