Form 10-Q
period 1997-06-28
WEIS MARKETS INC
filed 1997-08-14
CIK 105418

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                         Quarterly Report Under Section 13 or 15(d)
                           of the Securities Exchange Act of 1934


For Quarter Ended                                            June 28, 1997

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

                         Yes     X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                                41,796,893  shares
                                                 (Outstanding at end of period)

                                    WEIS MARKETS, INC.

                                         INDEX


                                                                    Page No.

        Part I - Financial Information

        Consolidated Condensed Balance Sheets -
         June 28, 1997 and December 28, 1996                             2


        Consolidated Condensed Statements of Income
         Six Months Ended June 28, 1997
         and June 29, 1996                                               3

        Consolidated Condensed Statements of Cash Flows -
         Six Months Ended June 28, 1997
         and June 29, 1996                                               4

        Notes to Consolidated Condensed Financial Statements             5

        Management's Discussion and Analysis of the
          Consolidated Condensed Statements of Income                    6


        Part II - Other Information

        Other Information and Signatures                                 8

                             PART I - FINANCIAL INFORMATION
                             WEIS MARKETS, INC.
                             CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                      June 28, 1997         December 28, 1996
                                       (Unaudited)               (Unaudited)
   Assets
Current:
   Cash                             $      3,053              $    2,878
   Marketable Securities                 377,516                 387,794
   Accounts Receivable, Net               31,378                  32,439
   Inventories                           146,189                 159,347
   Prepaid Expenses                        6,925                   8,186
                                         _______                 _______
            Total Current Assets         565,061                 590,644

   Property and Equipment, Net           351,462                 343,900
   Intangible and Other Assets, Net       32,236                  31,768
                                         _______                 _______
           Total Assets             $    948,759              $  966,312
                                         =======                 =======

             Liabilities and Stockholders' Equity
Current:
   Accounts Payable                 $     58,521              $   88,057
   Accrued Expenses                       13,244                  12,221
   Accrued Self-Insurance                 15,176                  13,320
   Payable to Employee Benefit Plans       6,993                   7,572
   Income Taxes Payable                    1,510                   1,656
   Deferred Income Taxes                   4,421                   4,563
                                         _______                 _______
            Total Current Liabilities     99,865                 127,389

Deferred Income Taxes                     19,764                  20,396

Shareholders' Equity
   Common Stock, No Par Value,
   100,800,000 Shares Authorized,
   47,445,929 shares issued                7,380                   7,380
   Retained Earnings                     939,702                 921,572
   Net Unrealized Gain on Marketable
   Securities (Net of deferred taxes
   of $10,617 in 1997 and $10,726
   in 1996)                               14,970                   15,123
                                         _______                  _______
                                         962,052                  944,075

   Less Treasury Stock, At Cost         (132,922)                (125,548)
                                         _______                  _______
            Total Shareholders' Equity   829,130                  818,527
            Total Liabilities and        _______                  _______
            Shareholders' Equity     $   948,759               $  966,312
                                         =======                  =======

See accompanying notes to consolidated condensed financial statements.
                                    2

                             WEIS MARKETS, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)
                  (Dollars in Thousands Except Per Share Amounts)



                         Three Months Ended                 Six Months Ended
                    06/28/97        06/29/96       06/28/97       06/29/96
Net Sales            $  446,945     $  432,584     $  903,731     $  865,783

Cost of Sales           330,437        320,780        671,684        644,172
                        _______        _______        _______        _______
     Gross Profit       116,508        111,804        232,047        221,611

Operating, General and
   Administrative        94,286         89,062        189,189        175,976
                        _______        _______        _______        _______
     Income from
        Operations       22,222         22,742         42,858         45,635

Interest and Dividend
    Income                4,139          4,949          8,380          9,966

Other Income              3,877          2,605          7,139          5,516
                        _______        _______        _______        _______
     Income before provision
       for income        30,238         30,296         58,377         61,117
Provison for
    income taxes         11,055         10,895         20,956         22,017
                        _______        _______        _______        _______
     Net Income       $  19,183      $  19,401      $  37,421      $  39,100
                        =======        =======        =======        =======

Earnings per common
share negligible difference
if full dulition is assumed
(a)                   $    0.46      $    0.46       $   0.89      $   0.92
                        =======        =======        =======       =======
Cash dividend         $    0.23      $    0.21       $   0.46      $   0.42
                        =======        =======        =======       =======
Weighted average number
of common shares
outstanding          41,849,126      42,480,401    41,901,894    42,496,390
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

See accompanying notes to consolidated condensed financial statements.
                                    3

                                  WEIS MARKETS, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Dollars in Thousands)
                                                    Six Months Ended
                                                06/28/97        06/29/96
Cash flows from operating activities:
  Net Income                                   $   37,421     $   39,100
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                 21,099         17,460
     (Gain)/Loss on sale of fixed assets               68            (19)
     Changes in operating assets and liabilities:
       Decrease in inventories                     13,159          3,125
       Decrease in accounts receivable
         and prepaid expenses                       2,322          2,082
       Increase in prepaid income taxes             ---             (570)
       Decrease  in accounts payable
         and other liabilities                    (27,236)       (12,224)
       Decrease in income taxes payable              (146)        (4,077)
       Increase/(Decrease) in deferred taxes         (665)         1,972

    Net cash provided by operating                _______         ______
              activities                           46,022         46,849

Cash flows from investing activities:
  Purchase of property and equipment              (27,947)       (25,273)
  Proceeds from the sale of property and
     equipment                                          2             19
  Purchase of  marketable securities              (41,946)       (73,718)
  Proceeds from maturities of
      marketable securities                        51,961         85,781
  Proceeds from sale of marketable securities       ---            ---
  Increase in intangible assets and other assets   (1,252)        (1,253)
                                                   ______         ______
            Net cash used by investing
              activities                          (19,182)       (14,444)

Cash flows from financing activities:
  Proceeds from issuance of common stock            ---             ---
  Dividends paid                                  (19,291)        (17,851)
  Purchase of treasury stock                       (7,374)        (12,781)
                                                   ______          ______
            Net cash used by financing
              activities                          (26,665)        (30,632)

Net decrease in cash                                  175           1,773
Cash at beginning of period                         2,878           3,285
                                                   ______          ______
Cash at end of period                          $    3,053      $    5,058
                                                   ======          ======
Cash Paid during the period for:
Interest Expense                               $        0      $        0
                                                   ======          ======
Income Taxes                                   $   21,767      $   24,692
                                                   ======          ======

See accompanying notes to consolidated condensed financial statements.
                                               4

                                      WEIS MARKETS, INC.
                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 28, 1997 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.

2. The comparative balance sheet for December 28, 1996 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods June 28, 1997 and June 29, 1996 are not necessarily indicative of the results to be expected for the full year.

                             WEIS MARKETS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Sales for the second quarter ended June 28, 1997 increased 3.3% to $446,945,000 compared to $432,584,000 last year. For the first half of this year, sales have increased 4.4% to $903,731,000 compared to
$865,783,000 in 1996. Same-store sales continue to trend positively, increasing .6% for the quarter and 1.6% year-to-date. The flat identical-store sales growth reflects the deflationary environment in the
industry versus a year ago.   Since the beginning of the year, grocery retail
prices have declined nearly 1%. Competition in the Companys marketing area remains steady and management does not anticipate any significant changes in the near term.

      Gross profit of $116,508,000 at 26.1% of sales, increased $4,704,000 or 4.2% versus the same quarter last year. The increase in gross profit dollars were generated primarily from the higher sales volume, as the gross profit rate increased only .2% compared to the second quarter of last year. Gross profit was negatively affected by inventory shrink loss of $1,002,000 at SuperPetz, Inc. in the second quarter of this year and by $3,512,000 year-to-date. The year-to-date gross profit at 25.7% of sales, increased $10,437,000 or 4.7%, and increased as a percent of sales by
 .1%.

      Operating, general and administrative expenses for the second quarter of $94,286,000 at 21.1% of sales, were $5,224,000 or 5.9% higher than the same quarter last year. Year-to-date operating expenses of $189,189,000 at 20.9% of sales compares with $175,976,000 at 20.3% through the first half of 1996. As a percent of sales, operating expenses increased by .5% for
the quarter and .6% year-to-date.   The majority of the dollar increase in
expenses versus last year is in direct correlation with the higher sales volume. The aggressive remodel and expansion plan the Company has embarked upon is evidenced by the escalating depreciation and amortization expense.  Depreciation and amortization increased
$1,865,000 or 21.0% versus the same quarter last year and by $3,639,000
or 20.8% year-to-date.   As a percentage of sales, depreciation and
amortization increased .4% for the quarter and .3% year-to-date. Operating expenses at the SuperPetz subsidiary ran considerably higher as a percentage of sales compared to the retail grocery stores. The higher expense rate at SuperPetz caused the consolidated Weis Markets, Inc., operating expense as a percentage of sales to increase by .9% for the quarter and .8% year-to-date.

      Interest and dividend income of $4,139,000 at .9% of sales, decreased $810,000, or 16.4%, versus the same quarter last year. As a percentage of sales, the interest and dividend income decreased .2% compared to last year. Year-to-date interest and dividend income of $8,380,000 decreased $1,586,000 or 15.9% versus the first half of 1996. The Company has funded part of its capital expenditure program from its portfolio of marketable
securities over the last three years.   The amortized cost of marketable
securities held by the Company at the end of the first half were $42,974,000 less than at the end of the same period last year. Likewise, dividend and interest income from those investments is also lower.

      Other income for the quarter of $3,877,000 at .9% of sales increased $1,272,000, or 48.8% compared to the same quarter last year. Year-to-date other income of $7,139,000 at .8% of sales has increased $1,623,000 or 29.4% versus a year ago. The majority of the increase in other income for the quarter came from a $415, 000 increase from the sale of cardboard salvage and a $378,000 increase from store sub-lease income.

      The effective tax rate for the second quarter of 1997 was 36.6% compared with 36.0% in 1996. Year-to-date, the effective tax rate is 35.9% compared to 36.0% last year. The increased taxes in the quarter are due to the decline in tax-free investment income.

                             WEIS MARKETS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

OPERATING RESULTS (continued)

      Net earnings for the second quarter of $19,183,000, or 46 cents per share, compared with $19,401,000, or 46 cents per share, in 1996. Year-to-date earnings of $37,421,000 or 89 cents per share, compares with $39,100,000, or 92 cents per share in 1996. The decline in the Companys net income in the quarter and year-to-date versus the same period last
year, can be attributed to the SuperPetz subsidiary.   Weis management
took over the operations of SuperPetz during the second quarter of this year and is in the process of reorganizing that company. Management does expect to continue to reduce losses at SuperPetz in the third quarter and to be profitable in the fourth quarter of this year.

      During the second quarter, the Company opened a superstore in Gap, PA and completed extensive remodels of stores in Newburgh NY, Hanover PA, Emmaus PA and Frederick MD. One store was closed for operational reasons. Construction is currently in progress on nine new stores and the major renovation and expansion of ten existing stores. Seven of the new store facilities are replacements for older facilities.

      At the end of June, Weis Markets, Inc., was operating 153 retail food stores, 43 SuperPetz pet supply stores and Weis Food Service, a restaurant and institutional supplier. The Company currently operates its retail food stores in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama,
Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operations were $46,022,000 for the first half of 1997 compared to $46,849,000 in the comparable period of 1996. Working capital has increased .4% since the beginning of the year. The company's funding requirements in both years were financed entirely from internally generated funds.

      Property and equipment expenditures in the first half of 1997 amounted to $27,947,000 compared to $25,273,000 in 1996. The capital project expenditure estimate made at the beginning of this year of $120,000,000 over an eighteen month period appears to be on schedule with a significant number of projects being completed in the second half of this year.

      The purchase of Treasury Stock during the first half totaled $7,374,000 compared with $12,781,000 purchased in the first half of 1996. The Board of Directors 1996 resolution authorizing the purchase of Treasury Stock has a remaining balance of 690,471.

      Cash dividends of $9,629,000 were paid during the quarter to holders of common stock at a rate of 23 cents per share. Total year-to-date dividends paid to holders of common stock amounts to $19,291,000. The
Board of Directors recently declared a 4.4% increase in the quarterly dividend up from 23 cents a share to 24 cents a share. The dividend will be payable to holders of record as of August 8, 1997, payable August 22, 1997.

      Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program. The corporation has no other commitment of capital resources as of June 28, 1997.

                                PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 28, 1997






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