Form 10-Q
period 1997-09-27
WEIS MARKETS INC
filed 1997-11-14
CIK 105418

FORM 10-Q
                                  SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C.  20549


                             Quarterly Report Under Section 13 or 15(d)
                               of the Securities Exchange Act of 1934


For Quarter Ended                                            September 27, 1997

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




                               Yes   X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                            41,770,607  shares
                                              (Outstanding at end of period)

                                     WEIS MARKETS, INC.

                                                               INDEX



Page No.

Part I - Financial Information

Consolidated Condensed Balance Sheets -
September 27, 1997 and December 28, 1996                              2


Consolidated Condensed Statements of Income
Nine Months Ended September 27, 1997
and September 28, 1996                                                3

Consolidated Condensed Statements of Cash Flows -
Nine Months Ended September 27, 1997
and September 28, 1996                                                4

Notes to Consolidated Condensed Financial Statements                  5

Management's Discussion and Analysis of the
Consolidated Condensed Statements of Income                           6


Part II - Other Information

Other Information and Signatures                                      8


                                 PART I - FINANCIAL INFORMATION
                                        WEIS MARKETS, INC.
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                                                        (Dollars in Thousands)
                            September 27, 1997             December 28, 1996
                               (Unaudited)                    (Unaudited)
Assets
Current:
Cash                             $     2,825                $      2,878
Marketable Securities                389,118                     387,794
Accounts Receivable, Net              31,269                      32,439
Inventories                          152,094                     159,347
Prepaid Expenses                       6,070                       8,186
                                     _______                     _______
Total Current Assets                 581,376                     590,644

Property and Equipment, Net          357,872                     343,900
Intangible and Other Assets, Net      32,499                      31,768
                                     _______                     _______
Total Assets                     $   971,747                $    966,312
                                     =======                     =======

Liabilities and Stockholders' Equity
Current:
Accounts Payable                 $    71,957                 $    88,057
Accrued Expenses                      10,524                      12,221
Accrued Self-Insurance                14,371                      13,320
Payable to Employee Benefit Plan       7,150                       7,572
Income Taxes Payable                   6,471                       1,656
Deferred Income Taxes                  4,196                       4,563
                                     _______                     _______
Total Current Liabilities            114,669                     127,389

Deferred Income Taxes                 19,662                      20,396

Shareholders' Equity
Common Stock, No Par Value,
100,800,000 Shares Authorized,
47,445,929 shares issued               7,380                       7,380
Retained Earnings                    948,816                     921,572
Net Unrealized Gain on Marketable
Securities (Net of deferred taxes
of $10,640 in 1997 and $9,889 in
1996)                                 15,003                      15,123
                                     _______                     _______
                                     971,199                     944,075

Less Treasury Stock, At Cost        (133,783)                   (125,548)
                                     _______                     _______
Total Shareholders' Equity           837,416                     818,527
Total Liabilities and
Shareholders' Equity            $    971,747                  $  966,312
                                     =======                     =======

See accompanying notes to consolidated condensed financial statements.
                                        2

                                     WEIS MARKETS, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                        (Unaudited)
                   (Dollars in Thousands Except Per Share Amounts)
                         Three Months Ended               Nine Months Ended
                      09/27/97        09/28/96        09/27/97       09/28/96
Net Sales            $  444,743     $  424,747     $ 1,348,474    $ 1,290,530

Cost of Sales           327,747        311,166        999,431       955,338
                        _______        _______        _______       _______
Gross Profit            116,996        113,581        349,043       335,192

Operating, General and
  Administrative         94,295         90,086        283,484       266,061
                        _______        _______        _______       _______
Income from Operations   22,701         23,495         65,559        69,131

Interest and Dividends    4,356          4,710         12,737        14,677

Other Income              2,933          1,951         10,071         7,465
                        _______        _______        _______       _______
Income before provision
  for income             29,990         30,156         88,367        91,273
Provision for
  income taxes           10,845         10,541         31,801        32,558
                        _______        _______        _______       _______
Net Income           $   19,145     $   19,615     $   56,566    $   58,715
                        =======        =======        =======       =======

Earnings per common share
 negligible difference if
 full dilution is
 assumed(a)          $     0.46    $     0.47     $     1.35     $     1.39
                        =======        =======        =======       =======
Cash dividend per
  common share       $     0.24    $     0.23     $     0.70     $     0.65
                        =======        =======        =======       =======
Weighted average number
 of common shares
 outstanding         41,833,371      42,072,634     41,910,751   42,354,677
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

See accompanying notes to consolidated condensed financial statements.
                                   3

                                 WEIS MARKETS, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Dollars in Thousands)
Nine Months Ended
                                              09/27/97            09/28/96
Cash flows from operating activities:
Net Income                                  $   56,566          $   58,715
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                   32,165              26,581
Loss on sale of fixed assets                       135               ---
Changes in operating assets and liabilities:
Decrease in inventories                          7,253               5,213
Decrease in accounts receivable
and prepaid expenses                             3,286               3,300
Increase  in accounts payable
and other liabilities                          (17,168)            (19,271)
Decrease in income taxes payable                 4,815                 596
Increase/(Decrease) in deferred taxes           (1,015)              1,219
                                                ______              ______
Net cash provided by operating
 activities                                     86,037              76,353

Cash flows from investing activities:
Purchase of property and equipment             (45,117)            (52,945)
Proceeds from the sale of property
 and equipment                                      19                 221
Purchase of marketable securities            (102,024)            (73,548)
Proceeds from maturities of
 marketable securities                        100,494              93,207
Proceeds from sale of marketable securities     ---                 ---
Increase in intangible assets
 and other assets                              (1,905)             (1,645)
                                               ______              ______
Net cash used by investing activies           (48,533)            (34,710)

Cash flows from financing activities:
Proceeds from issuance of common stock           ---                 ---
Dividends paid                                (29,322)            (27,525)
Purchase of treasury stock                     (8,235)            (14,381)
                                               ______              ______
Net cash used by financing activies           (37,557)            (41,906)

Net decrease in cash                              (53)               (263)
Cash at beginning of period                     2,878               3,285
                                               ______              ______
Cash at end of period                      $    2,825          $    3,022
                                               ======              ======
Cash Paid during the period for:
Interest Expense                           $        0          $        0
                                               ======              ======
Income Taxes                               $   28,001          $   31,314
                                               ======              ======

See accompanying notes to consolidated condensed financial statements.
                                 4

                              WEIS MARKETS, INC.
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 27, 1997 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.

2. The comparative balance sheet for December 28, 1996 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3.  The results of operations for the three month ended periods
September 27, 1997 and September 28, 1996 are not necessarily indicative of the results to be expected for the full year.

                           WEIS MARKETS, INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Sales for the third quarter ended September 27, 1997, increased
4.7% to $444,743,000 compared to $424,747,000 last year. Year-to-date, sales increased 4.5% to $1,348,474,000 compared to $1,290,530,000 in 1996.
Same-store sales continue to trend positively, increasing 1.8% for both the quarter and year-to-date in spite of the impact from food deflation through three-quarters of the year. Competition in the Companys marketing area remains steady and management does not anticipate any significant changes in the near term.

     Gross profit of $116,996,000 at 26.3% of sales, increased $3,415,000 or 3.0% versus the same quarter last year. The increase in gross profit dollars were generated primarily from the higher sales volume, as the gross profit rate decreased .4% compared to the third quarter of last year. SuperPetz, Inc. gross profits decreased in the quarter primarily due to inventory shrink losses; negatively impacting the aggregated company gross profit rate by .1%. The year-to-date gross profit at 25.9% of sales, increased $13,851,000 or 4.1%, but decreased as a percent of sales by
 .1%. A gross profit decrease at SuperPetz, Inc. accounts for the .1% decline in gross profit rate for the year.

      Operating expenses for the third quarter of $94,295,000 at 21.2% of sales, were $4,209,000 or 4.7% higher than the same quarter last year.
As a percent of sales, operating expenses remained constant for the quarter. Year-to-date operating expenses of $283,484,000 at 21.0% of sales compares with $266,061,000 at 20.6% through the first three quarters of 1996. The increased expenses versus last year are primarily due to the higher sales volume. The aggressive remodel and expansion plan the Company has embarked upon over the last couple of years is evidenced by the $1,945,000 or 21.3% increase in depreciation and amortization versus the same quarter last year and by $5,584,000 or 21.0% year-to-date.
 As a percentage of sales, depreciation and amortization increased .3% for the quarter and .4% year-to-date. Weis Markets, Inc. uses an accelerated book depreciation method for the majority of its fixed assets, thus incurring a higher expense in the earlier years of an assets life. Higher operating expenses incurred at SuperPetz versus Weis retail stores, as a percentage of sales, caused the consolidated Weis Markets, Inc., operating expense to increase by .7% for the quarter and .8% year-to-date.

      Interest and dividend income of $4,356,000 at 1.0% of sales, decreased $354,000, or 7.5%, versus the same quarter last year. As a percentage of sales, interest and dividend income decreased .1% in the third quarter compared to last year. Year-to-date interest and dividend income of $12,737,000 decreased $1,940,000 or 13.2% versus the first three quarters of 1996. The Company has funded its capital expenditure program from normal cash flow and from its portfolio of marketable securities over the last three years. The amortized cost of marketable securities held by the Company at the end of the third quarter were $23,833,000 less than at the end of the same quarter last year. Likewise, dividend and interest income from those investments is also lower.

      Other income for the quarter of $2,933,000 at .7% of sales increased $982,000, or 50.3% compared to the same quarter last year. Income from cardboard salvage sales has increased $404,000. Year-to-date other income of $10,071,000 at .8% of sales has increased $2,606,000 or 34.9% versus a year ago. The majority of the increase this year stems from $922,000 in additional cardboard salvage credits and $1,213,000 from sub-leased property.

      The effective tax rate for the third quarter of 1997 was 36.2% compared with 35.0% in 1996. Year-to-date, the effective tax rate is 36.0% compared to 35.7% last year. The effective tax rate continues to rise as the tax-free municipal bond portfolio declines due to the aggressive capital expenditure program.

      Net earnings for the third quarter of $19,145,000, or 46 cents per share, compared with $19,615,000, or 47 cents per share, in 1996.
Year-to-date earnings of $56,566,000 or 1.35 cents per share compare with $58,715,000 or 1.39 cents per share in 1996.

                             WEIS MARKETS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (continued)

OPERATING RESULTS (continued)

      During the quarter, the Company opened a replacement superstore in Pottsville, PA and completed the extensive remodel of units in Emmaus and Camp Hill, PA. During the fourth quarter, the Company will open replacement superstores in York and Brodheadsville, PA A new superstore will be opened in Chambersburg, PA after exiting this area 10 years ago due to a poor site location. Major renovations will be completed to two stores located in Mt. Airy and Owings Mills, MD.

      At the end of the quarter, Weis Markets, Inc., had 153 food stores in operation in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia, along with Weis Food Service, a restaurant and institutional supplier. SuperPetz, Inc., operates 43 stores located in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio,
Pennsylvania, South Carolina, and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operations of $86,037,000 for the nine-month period ended September 27, 1997 compares with $76,353,000 in the comparable period in 1996. Working capital has increased .8% since the beginning of this year. The company's funding requirements in both years were financed entirely from internally generated funds.

      Property and equipment expenditures in the first three-quarters of 1997 amounted to $45,117,000, compared to $52,945,000 in 1996. The capital expenditures estimate made at the beginning of this year of $120,000,000 over an eighteen-month period appears to be on schedule. However, construction is behind on several of the projects originally projected to be completed within fiscal 1997. These projects are expected to be completed in the first half of 1998.

      The purchase of Treasury Stock year-to-date totaled $8,235,000 compared with $14,381,000 purchased in the first three-quarters of 1996. The Board of Directors 1996 resolution authorizing the purchase of Treasury Stock has a remaining balance of 664,185 shares.

      Cash dividends were paid during the quarter to holders of common stock at a rate of 24 cents per share represented a 4.3% increase in the quarterly dividend. At a regularly scheduled meeting held on October 6, 1997, the Board of Directors declared a 24 cents per share dividend payable to holders of record as of November 7, 1997, payable November 21, 1997.

      Management believes that the Company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program.

      The Company is in the process of completing the termination of the Weis Markets, Inc., Pension Plan, which was frozen in 1994 and replaced with the Weis Markets, Inc. Retirement Savings Plan. The appropriate termination documents have been filed with the Internal Revenue Service (IRS) and
the Pension Benefit Guaranty Corporation (PBGC).    It is anticipated that
approval to terminate will be received from the IRS and that payment of plan assets will occur before the end of this year. At this time, actuarial computations indicate that the Company will need to contribute an additional $3,000,000 to $5,000,000 into the plan in order to complete the
payment transaction.    The Company intends to pay the needed cash
contribution and offset the termination expense with funds received from the sale of appreciated securities.

     The corporation has no other commitment of capital resources as of September 27, 1997.

                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 27, 1997






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