Form 10-K
period 1997-12-27
WEIS MARKETS INC
filed 1998-03-20
CIK 105418

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K
                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 27, 1997    	Commission file number 1-5039

                             	WEIS MARKETS, INC.
          	(Exact name of registrant as specified in its charter)

           	Pennsylvania  		                  	24-0755415
   (State or other jurisdiction of	    	(IRS Employee Identification No.)
   incorporation or organization)

   1000 South Second Street, Sunbury, PA	                 		17801
  (Address of principal executive offices)	             	(Zip Code)

Registrant's telephone number, including area code     		717-286-4571

Securities registered pursuant to Section 12(b) of the Act:

                                            				Name of each exchange
          	Title of each class		             	   on which registered
        	Common stock, no par value		          	New York Stock Exchange

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $1,000,109,000. Shares of common stock outstanding as of February 10, 1997 - 41,772,607.

The index to Exhibits is located in Part IV, Item 14(c).

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 1997 Weis Markets, Inc. Annual Report to Shareholders are incorporated by reference in Part II and Part IV of this Form 10-K.

Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 3, 1998 are incorporated by reference in Part III of this Form 10-K.

                                WEIS MARKETS, INC.

                                     PART I

Item 1.	Business:

(a)         	Weis Markets, Inc. is a Pennsylvania business corporation formed in
             1924.  The Company is engaged principally in the retail sale of food. There was no material change in the nature of the Company's business during fiscal 1997.

(b)         	The principal business activity which the Company has been engaged in for the last five fiscal years is the retail sale of food.

(c)(1)(i)	   The Company operates 129 retail food markets in Pennsylvania, 18 in
             Maryland, 1 in New Jersey, 3 in New York, 2 in Virginia, and 1 in
             West Virginia.  The stores trade under the name Weis Markets, except for 18 Pennsylvania stores which trade as Mr. Z's Food Mart,
             6 Pennsylvania stores which trade as King's Supermarkets, 3
             Pennsylvania stores which trade as Scot's Lo Cost, 3 Pennsylvania stores which trade as Save A Lot, and 1 Pennsylvania store which trades as Big Top Market.  During the past fiscal year, 4 new stores were opened of which 2 were replacements for older units.
             Three stores were closed for financial reasons.  The Company also owns and operates Weis Food Service, a restaurant and
             institutional supplier.  On December 26, 1993, the Company purchased an 80% interest in SuperPetz, Inc.  The investment was used to acquire 2 pet supply stores located in Dayton, Ohio.  On
             August 6, 1994, SuperPetz acquired five pet supply stores in
             Georgia and South Carolina from Pet Owners Warehouse, Inc.  On
             November 24, 1995 SuperPetz acquired seven stores located in
             Michigan and Ohio from Pet Food Warehouse, Inc.  SuperPetz opened 1 additional store and closed 1 store during the year and as of December 27, 1997, operated 2 stores in Alabama, 1 store in
             Georgia, 1 store in Indiana, 1 store in Kentucky, 1 store in
             Maryland, 7 stores in Michigan, 9 stores in Ohio, 7 stores in
             Pennsylvania, 8 stores in South Carolina, and 6 stores in
             Tennessee.  The Company supplies its retail food stores from distribution centers in Sunbury, Northumberland, and Milton,
             Pennsylvania.  The percentage of net sales contributed by each class of similar products for each of the five fiscal years ended December 27, 1997 was:

                	Grocery      Meat    	Produce    	SuperPetz     	Other
       	1993     60.74      14.80       11.06	                   13.40
       	1994    	59.76     	14.41      	11.06	                  	14.77
       	1995	    58.71	     13.82	      11.05	       2.03	       14.39
       	1996	    56.77	     13.52	      10.80	       4.17	       14.74
       	1997	    56.00	     13.44	      11.06	       4.43	       15.06

(c)(1)(vi)	  The Company has its own distribution center with warehouses located within a 15 mile radius of its corporate offices in Sunbury,
             Pennsylvania.  The Company is required to use a significant amount of working capital to provide for the required amount of
             inventory to meet demand for its products through efficient use of buying power and effective utilization of space in the warehouse facilities.

                                       WEIS MARKETS, INC.

(c)(1)(x)	   The business of the Company is highly competitive, and, in the
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

(c)(1)(xiii)	The Company has approximately 18,600 employees.

Item 2.     	Properties:

            	The Company owns and operates 82 of its retail food stores and leases and operates 72 stores under operating leases for varying periods of time up to the year 2025. SuperPetz, leases all 43 of it's retail store locations. The Company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land which are available as locations for possible future stores or other expansion.

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

            	There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

                                        PART II

Item 5.	     Market for Registrant's Common Equity and Related Stockholder
             Matters:

            	"Stock Prices and Dividend Information by Quarter" on page 16 and "Stock Traded" on the inside back cover of the 1997 Weis Markets, Inc. Annual Report to Shareholders are incorporated herein by reference.

                                  WEIS MARKETS, INC.

            	The approximate number of shareholders on December 27, 1997 is determined by the Company's transfer agent..

Item 6.     	Selected Financial Data:

            	"Five-Year Review of Operations" on page 16 of the 1997 Weis
             Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 7.	     Management's Discussion and Analysis of Financial Condition and
             Results of Operations:

            	"Management's Discussion and Analysis of Financial Condition and
             Results of Operations" on page 7 of the 1997 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 8.     	Financial Statements and Supplementary Data:

            	The following information is incorporated herein by reference from the 1997 Weis Markets, Inc. Annual Report to Shareholders: The consolidated financial statements on pages 8 to 10, the notes to consolidated financial statements on pages 11 to 15, and the independent auditors' report on page 15.

Item 9.     	Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure:

            	None.

                                       PART III

Item 10.	    Directors and Executive Officers of the Registrant:

            	"Election of Directors" on pages 4 and 5 of the Weis Markets, Inc.
             definitive proxy statement dated March 3, 1998 is incorporated herein by reference.

Item 11.    	Executive Compensation:

            	"Board Compensation Committee Report on Executive Compensation,"
             "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Retirement Plans," "Pension Plan Table," "Shareholder Return Performance," "Comparative Five-Year Total Returns," and "Comparative Ten-Year Income Percentages," on pages 6 to 10 of the Weis Markets, Inc. definitive proxy statement dated March 3, 1998 are incorporated herein by reference.

                                       WEIS MARKETS, INC.

Item 12.	    Security Ownership of Certain Beneficial Owners and Management:

            	"Outstanding Voting Securities and Voting Rights" on page 3 of the
             Weis Markets, Inc. definitive proxy statement dated March 3, 1998 is incorporated herein by reference.


Item 13.	    Certain Relationships and Related Transactions:

             "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Board Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Retirement Plans," "Pension Plan Table," "Shareholder Return Performance," "Comparative Five-Year Total Returns," and "Comparative Ten-Year Income Percentages," on pages 5 to 10 of the Weis Markets, Inc., definitive proxy statement dated March 3, 1998 are incorporated herein by reference.

                                           PART IV

Item 14.    	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

            	The following information is incorporated herein by reference from the 1997 Weis Markets, Inc. Annual Report to Shareholders: The consolidated financial statements on pages 8 to 10, the notes to consolidated financial statements on pages 11 to 15, and the independent auditors' report on page 15.

(a)         	The financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

(b)         	There were no reports on  Form 8-K filed during the quarter ended
             December 27, 1997.

                                      WEIS MARKETS, INC.

(c)	         A listing of exhibits filed or incorporated by reference is as follows:

            Exhibit No.
            3-A	     Articles of Incorporation
            3-B	     By-Laws
            3-C	     Amendments to the By-Laws
            10-A	    Profit Sharing Plan
            10-B	    Stock Bonus Plan
            10-C	    Company Appreciation Plan
            10-D	    Stock Option Plan
            10-E	    Supplemental Employee Retirement Plan
            10-F	    Executive Employment Contract
            13	      Annual Report to Shareholders for the Fiscal Year ended
                     December 27, 1997
            21	      Subsidiaries of the Registrant
            23	      Consent of Independent Auditors

                    	Exhibits 3-A and 3-B have been filed as exhibits under
                     Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 27, 1980 and are incorporated herein by reference.
                     Exhibit 3-C has been filed as an 8-K on January 27, 1998 and is herein incorporated by reference. Exhibits 10-A through 10-F, have been filed as exhibits under Part IV,
                     Item 14(c) in Form 10-K for the fiscal year ended December 31, 1994 and are incorporated herein by reference.

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



Date
                                                 				Robert F. Weis
                                         				(Principal Financial Officer)
                                       				Chairman of the Board of Directors,
                                            				and Treasurer and Director



Date
                                                 				Norman S. Rich
                                           				(Principal Executive Officer)
                                              				President and Director



Date
                                                				William R. Mills
                                        				Vice President Finance, Secretary
                                                  				and Director

                                                                 	EXHIBIT 13

                              Weis Markets, Inc.
                                (cover page)

Meeting Our

Customers'			              		(This area contains a picture of a woman
				                              		serving food to her son.)

Changing Needs


Weis


Weis Markets, Inc.

1997 Annual Report

                                   Shifting Focus

Our Customers Are Changing, And So Are We.

(This area contains two pictures. An exterior picture of a new Weis Markets store and a new store interior picture of the Delicatessen area)

Each week, more than a million customers shop at our stores. Meeting their changing needs is our Company's standard for success.

      To grow and prosper today, retailers have to understand how their customers are changing and respond accordingly. Life's pace is faster and more demanding as sixty percent of all U.S. households now have two wage earners.

      Time and money are our customers' most precious commodities. In the 1990s, customers work longer hours and juggle different priorities. Consequently, they have less time to shop. They are also shopping at fewer stores than they were two years ago. Combine this trend with the fact that customers have more options than ever before, and you quickly realize why customers are changing how, when and where they shop. To earn their business, we must be willing to change with them. And Weis Markets is doing just that.

(This area contains a picture of a Weis Markets female customer with a full shopping cart of various food products.)

                                  Highlights

Financial Highlights of 1997

        	Net Sales		                        				Shareholders'
      	(in millions)		                         				Equity
                                        								(in millions)

(This area contains a 5-year bar graph	(This area contains a 5-year bar graph of
 of Net Sales from 1993 through 1997   	Shareholders Equity at the end of each
                                        year, from 1993 through 1997)

         	1993	$1,441                              	1993	$738
         	1994	$1,557	                              1994	$762
         	1995	$1,646                              	1995	$792
         	1996	$1,753	                              1996	$819
         	1997	$1,818                              	1997	$847



	          Number of 		                         				Number of
         	Employees		                             				Stores
        (in thousands)

(This area contains a 5 year bar graph  (This area contains a 5 year bar graph
of Number of Employees at the end		     of Grocery Stores in operation at the of
of each year, from 1993 through 1997)  	each year, from 1993 through 1997)

             	1993	15,000                             1993	141
             	1994	16,500                            	1994	149
             	1995	17,800                             1995 151
             	1996	18,400                             1996	155
             	1997	18,600                            	1997	154

(dollars in thousands, except per share amounts)
For the Fiscal Years Ended December 27, 1997
December 28, 1996, and December 30, 1995       	1997        	1996        	1995
Net sales                                 	$ 1,818,816 	$ 1,753,246 	$ 1,646,435
Income before provision for income taxes     		118,582     	120,709     	121,717
Net income	                                    	78,194      	78,855      	79,420
Cash dividends	                                	39,347      	37,199      	34,499
Shareholders' equity                         		847,333     	818,527     	791,562
Depreciation and amortization	                 	43,503      	38,136      	33,168
Basic and diluted earnings per share	            	1.87        	1.87        	1.84
Cash dividends per share	.                	$      	.94	 $	      .88	 $	      .80
Shares outstanding	                        	41,772,107  	42,040,856  	42,533,617
Number of grocery stores                         		154         	155         	151
Number of pet supply stores                       		43          	43          	35

                                       EXPANDING NEW MARKETS

(There is a picture in this area of Robert F. Weis, Chairman & Treasurer and Norman S. Rich, President)

Robert F. Weis (left) and Norman S. Rich (right)

Letter To Our Shareholders

As we complete our 85th year of operation, we are pleased to report our sales for the 52-week period ending December 27, 1997 increased 3.7 % to $1,818,816,000 compared to $1,753,246,000 in 1996. Our earnings in 1997 totaled
$78,194,000, compared to $78,855,000 the previous year. This slight decline is due to our continuing efforts to correct the problems of our SuperPetz subsidiary, in which we hold an 80% interest.

Earnings per share were $1.87 in 1997, compared to $1.87 in 1996. In August, Weis Markets' Board of Directors increased the quarterly dividend for the 32nd consecutive year to $.24 or 4.3%.

Depreciation and amortization charges increased from $38,136,000 to $43,503,000 due to our expansion program. Return on equity was 8.1% and shareholder equity increased to $847,333,000 compared to $818,527,000 in 1996.

In 1997, your company completed the third year of its most aggressive expansion ever. Over the past twelve months, we built superstores in Gap, Pottsville, York, Chambersburg and Brodheadsville. We also completed additions for three stores and the remodel of 13 others. Our retail space, which increased by 127,568 square feet, now exceeds 6.2 million square feet. Since 1995, we have built 25 superstores and expanded or remodeled 38 others - more than one-third of our 154 stores.

In 1997, we invested $64,171,000 for new stores, remodels and expansions, and support facilities. We had expected to spend $93,920,000, but we were slowed by a lengthy approval process on several projects. Our continuing expansion program, which is self-financed, has helped increase our sales and market share in areas where we currently operate and in the new markets we enter.

Our expansion has been aided by our new store prototype, which we first introduced three years ago. Since then, we have adapted this design to all of the stores we build, expand or remodel.
These stores are larger and contain more service departments than the ones we operated ten years ago.

In addition, a strong and varied merchandising program has complemented our expansion. We completed the introduction of our Weis Club Preferred Shopper program in Maryland during the past year. Our Club Card is now in all Weis Markets stores. It has helped us increase our sales and enhanced the value of our offerings to our customers.

We also continue to make substantial investments in the technologies that improve the efficiency of our store and warehouse operations. In 1997, we completed the installation of a satellite-based Wide Area Network (WAN) in our stores, which has greatly greatly enhanced our store communication systems.

Over the next 18 months, our current plans call for the construction of 11 superstores, the expansion of 11 units and the remodel of seven others. Construction has already begun on a 65,000-square-foot replacement unit in Lancaster, and a number of others are expected to begin in the spring.

We also plan to build a 16,500-square-foot trailer salvage center at our Distribution Center complex in Milton, Pennsylvania. It is designed to handle the return of reusable shipping containers and the cleaning of inbound trailers in a more efficient manner. This center will also free up additional dock space in our adjacent 1.1-million square-foot distribution center.

As in recent years, we plan to finance all construction and new equipment purchases from internally generated funds and to remain debt free. Over the next eighteen months, we expect to make a $127,500,000 investment in our capital expansion program, which includes all store projects, the salvage center, new equipment and technologies.

While we have done much to improve the competitive standing of your company, we know there is more to be done in the coming year. Fortunately, we are aided in our efforts by the 18,600 men and women who work for Weis Markets. With their help, we will move confidently into 1998.

   Robert F. Weis				                              				Norman S. Rich
Chairman and Treasurer					                             		President

In 1979, Weis Markets opened its first in-store pharmacy. Today, Weis Markets operates pharmacies in 88 stores. Pharmacies are an important part of our one-stop shopping convenience strategy and continue to be a key part of our new store designs. Our new pharmacy design includes a larger consultation area, which allows our pharmacists to offer a variety of counseling and screening services.

(A picture of a Pharmacy department in a new Weis Markets store is located in this area.)

                                    SHIFTING FOCUS

Shifting Our Focus To Meet The Changing Needs Of Our Customers

To succeed in today's changing marketplace, a supermarket needs to offer convenience, quality service and value. Customers are better informed and more careful about their purchases than ever before. That's why our Weis
Club Preferred Shopper's Card is so popular. Each week, our Weis Club Card offers extensive savings on a wide range of products in our stores. Over a million of our customers have Weis Club Cards-and the number grows every month.

Of course, price is only part of the equation. Convenient store locations are also important. Twenty-five percent of a store's business is based on the accessibility of its location. At Weis Markets, one of our top priorities is finding good store sites. We want our stores to be near customers' rooftops.

Next we give our customers choices. In today's supermarket business, one size does not fit all. Many customers have little time to cook and want meals to go. Others shop for a week's worth of groceries. Options are important-pharmacies with consultation areas and in-store bank

(A picture of a Weis Club Preferred Shoppers Card is located in this area.)

branches add to our one-stop shopping convenience. Customer lifestyles have changed, too; they are traveling more and living healthier lives. That's why our stores now offer more specialty foods and larger produce departments. Knowing when our customers shop is also important. Since they work longer hours, customers shop more frequently at night and on weekends. Compared to two years ago, 28% more customers now shop on Sundays and 37% more shop on Saturdays. During the week, the busiest time in our stores is after 5:00 p.m.

(A picture of a woman with her son sitting at the dinner table is located in this area.)

(A picture of the Produce department in a new Weis Markets store is located in this area.)

Today, Weis Markets' produce departments offer 390 products, up significantly over the past decade and still growing. Weis Markets' new superstores and remodeled stores have larger produce departments that include an expanded fresh-cut fruit and salad bar. Our produce departments also have a wide selection of pre-cut vegetables, fruits and greens--one of the fastest growing categories in the produce business.



Whenever they shop, our customers' shopping experiences must be quick, convenient and hassle-free.

For this reason, we are investing in new technologies at the store level. Take debit and credit transactions. Since 1990, the number of debit and credit transactions in Weis Markets stores has more than tripled. In 1997, we completed the installation of a state-of-the-art satellite dish system capable of handling our increasing number of transactions with a three-second approval time. These technology investments will help us increase the value of our products and services. And while our customers may not be aware of these technologies, they do recognize the increased service, better values and added convenience.

Our technology investments will be matched by our commitment to our employees. As our Company grows, we will continue to provide intensive training programs for our employees. In addition, we will continue to expand our management training program, which has produced many of our management personnel. Both our customers and our Company will benefit from a well-trained work force that is ready to meet the challenges of a changing market place.

                            Management's Discussion and Analysis
                      of Financial Condition and Results of Operations

Results of Operations

   Sales for the fiscal year ended December 28, 1997 increased $65,570,000 to $1,818,816,000, up 3.7% over sales of $1,753,246,000 in 1996. Company sales in
1996 were 6.5% higher than in 1995. The same store sales in 1997, 1996 and 1995 increased by 1.3% , 3.0% and 2.3% (1994 sales adjusted to 52-weeks for comparison) respectively. The Company's sales increased despite minimal inflation, pockets of deflation, a soft sales environment and intense competition in its core markets in Pennsylvania and Maryland. Management attributes the sales increases over the last three years primarily to its aggressive expansion program, which includes the construction of twenty-five new superstores and the expansion and/or remodel of thirty-eight existing units.

  	Gross profit for 1997 of $462,991,000, increased $12,959,000 or 2.9%, compared to $450,032,000, in the prior year. Gross profit as a percentage of sales has remained consistent over the last three years at 25.5%, 25.7% and 25.4% in 1997, 1996 and 1995, respectively. Earnings were charged $27,000 for the LIFO adjustment in 1997, compared with a credit of $336,000 in 1996, and a charge of $1,899,000 in 1995.

  	Operating, general and administrative expenses as a percentage of sales increased .3% to 20.8% in 1997, compared with 20.5% in 1996 and 20.2% in 1995. Depreciation and amortization expense, which are the result of the Company's aggressive capital expenditure program, increased .2% as a percentage of sales over the prior year in both 1997 and 1996. During 1997, the Company expensed $3,312,000 for an unrealizable asset relating to SuperPetz and $3,937,000 related to the termination of the Weis Markets, Inc. Pension Plan.

	  In 1997, the Company's investment income increased by 12.2% to $22,014,000, or 1.2% of sales, compared to $19,617,000, or 1.1% of sales, in 1996.  The
Company sold securities in 1997 at a gain of $5,068,000.  Interest and dividend income related to investments declined in 1997 due to the reduction in the
Company's marketable security holdings and a decline in yield on municipal bond purchases in recent years.  The reduction in the marketable security holdings over the past three years is primarily due to the Company's expansion, the stock repurchase program, and increased dividend payments.  The Company's investment portfolio consists of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities and other short-term investments.  It is management's intent to maintain a liquid portfolio to take advantage of acquisition and other investment opportunities.  Therefore, all securities are classified as available-for-sale on the consolidated balance sheets.

  	Other income of $11,438,000, at .6% of sales increased $972,000 in 1997 compared to 1996. Other income is primarily generated from rental income, coupon handling fees, cardboard salvage and gains on the sales of fixed assets.

  	The effective tax rate was 34.1% in 1997, 34.7% in 1996, and 34.8% in 1995.

  	Net Income in 1997 was $78,194,000, or 4.3% of sales, compared with $78,855,000, or 4.5% of sales in 1996, and $79,420,000, or 4.8% of sales in
1995.   The after-tax loss at SuperPetz in 1997 amounted to $6,939,000 as compared with an after-tax loss of $3,485,000 in 1996. Net income per common share, assuming dilution, remained at $1.87 in 1997, the same as in 1996.

  	As of the end of the fiscal year, Weis Markets, Inc. was operating 154 retail food stores, 43 SuperPetz pet supply stores and Weis Food Service, a restaurant and institutional supplier.  The Company currently operates supermarkets in
Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia.
SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland,
Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Liquidity and Capital Resources

  	Net cash provided by operating activities for the current year was $95,470,000, compared to $103,666,000 in 1996, and $96,927,000 in 1995.
Inventories increased $2,478,000 in 1997 and $27,620,000 in 1996, due to the addition of new stores and the expansion of several existing units. Accounts payable and other liabilities decreased $23,080,000 in 1997 and increased $15,173,000 in 1996, due primarily to the timing of normal vendor payment terms. Working capital increased 1.8% in 1997, decreased 5.7% in 1996 and decreased 2.8% in 1995.

  	Net cash used in investing activities during 1997 was $47,672,000, compared to $51,808,000 in 1996 and $37,600,000 in 1995.  Property and equipment purchases during fiscal 1997 totaled $64,171,000, compared to $95,289,000 in
1996 and $72,759,000 in 1995.  In 1997, proceeds from the maturity of marketable securites were $135,394,000.  These proceeds were used for the purchase of
$127,925,000 in new securities and, to a lesser degree, the purchase of property and equipment.  Management anticipates the continued use of the Company's cash for acquisitions, the construction of new superstores, the expansion and remodeling of existing stores, the securing of sites for future expansion, and the upgrading of its processing and distribution facilities.

	  Net cash used in financing activities during 1997 was $47,543,000, compared to $52,265,000 in 1996 and $60,053,000 in 1995.  Treasury stock purchases amounted to $8,236,000 in 1997, compared to $15,066,000 in 1996 and $25,554,000 in 1995.  The Board of Directors' 1996 resolution authorizing the purchase of treasury stock has a remaining balance of 664,185 shares.  Total cash dividend payments on common stock amounted to $.94 per share in 1997, compared to $.88 in 1996 and $.80 in 1995.

	  The Company has completed an assessment of its key financial, informational and operational systems.  As a result, it will continue to take appropriate action to insure that the Year 2000 programming issue is addressed in a timely and cost-effective manner.  Management does not anticipate that the Company will encounter significant operational issues related to the Year 2000.  The
Company will use both internal and external resources to reprogram, or replace, and test software and hardware for Year 2000 modifications.  The financial impact of implementing the required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

	  The Company funded its 1997 working capital requirements through internally generated cash flows from operations, as it has done in prior years.  It is estimated that the Company's current development plans will require an investment of approximately $127,500,000 over the next eighteen months.  The
Company continues to actively seek acquisitions and investment opportunities to enhance future performance.  The financial and liquidity position of the
Company, combined with its historical insurance loss experience rates, has allowed it to carry higher deductible and retention levels on its employee and business insurance coverage.  The Company plans to maintain these higher exposure levels, thus benefiting from reduced premium expenses.  In view of the Company's significant liquid assets, lack of debt financing, and its ability to generate working capital internally, it is not expected that any type of external financing will be needed.

                                Consolidated Balance Sheets
(dollars in thousands)
December 27, 1997
and December 28, 1996	                       1997	                  1996
__________________________________________________________________________
Assets
Current:
	Cash	                                $      	3,133          	$     	2,878
	Marketable securities 		                   374,117	              	387,794
	Accounts receivable, net	                  	32,609	               	32,439
	Inventories		                              161,825	              	159,347
	Prepaid expenses	                           	4,149                		8,186
__________________________________________________________________________
		Total current assets                     	575,833	              	590,644
__________________________________________________________________________
Property and equipment, net	               	365,197	              	343,900
Intangible and other assets, net	           	30,722               		31,768
__________________________________________________________________________
                                    		$    	971,752          	$   	966,312
==========================================================================

Liabilities
Current:
	Accounts payable                    	$	     68,788          	$    	88,057
	Accrued expenses                           		9,257	               	12,221
	Accrued self-insurance	                    	11,911	               	13,320
	Payable to employee benefit plans	          	8,134	                	7,572
	Income taxes payable                       		3,969	                	1,656
	Deferred income taxes                      		2,212	                	4,563
__________________________________________________________________________
		Total current liabilities	               	104,271	              	127,389
__________________________________________________________________________
Deferred income taxes                      		20,148               		20,396
__________________________________________________________________________

Shareholders' Equity
Common stock, no par value,
 100,800,000 shares authorized,
 47,447,429 shares issued and 47,445,929
 shares issued, respectively                		7,420                		7,380
Retained earnings                         		960,419              		921,572
Unrealized gain on marketable securities
	(Net of deferred taxes of $9,417 in 1997
  and $10,726 in 1996.)	                    	13,278	               	15,123
__________________________________________________________________________
                                        				981,117              		944,075
Treasury stock at cost - 5,675,322
 and 5,405,073 shares, respectively	      	(133,784)            		(125,548)
__________________________________________________________________________
		Total shareholders' equity	              	847,333	              	818,527
__________________________________________________________________________
                                      $    	971,752           $   	966,312
==========================================================================

See accompanying notes to consolidated financial statements.

                        Consolidated Statements of Income
(dollars in thousands, except per share amounts)
For the Fiscal Years Ended December 27, 1997,
December 28, 1996, and December 30, 1995     	 1997       	 1996      	1995
_______________________________________________________________________________
Net sales	                              $	1,818,816  	$	1,753,246	  $ 1,646,435
Cost of sales, including warehousing
	and distribution expenses	              	1,355,825   		1,303,214   		1,228,178
_______________________________________________________________________________
		Gross profit on sales                   		462,991	     	450,032     		418,257
Operating, general and administrative
  expenses	                                	377,861     		359,406	     	332,060
_______________________________________________________________________________
		Income from operations	                   	85,130      		90,626      		86,197
Investment income                          		22,014	      	19,617     	 	21,383
Other income                               		11,438      		10,466     	 	14,137
_______________________________________________________________________________
	Income before provision for income taxes 		118,582     		120,709	     	121,717
Provision for income taxes                 		40,388	      	41,854	      	42,297
_______________________________________________________________________________
	Net income                             	$  	78,194  	$	   78,855   $   	79,420
===============================================================================
	Weighted average shares outstanding    	41,842,583	   42,280,352    43,083,449
	Cash dividends per share	               $     	.94  	$      	.88   	$     	.80
	Basic and diluted earnings per share   	$    	1.87  	$     	1.87   	$    	1.84
_______________________________________________________________________________
See accompanying notes to consolidated financial statements.

                       Consolidated Statements of Shareholders' Equity

(dollars in thousands)
For the Fiscal Years Ended December 27, 1997
December 28, 1996 and December 30, 1995
 		                                      	Gain(Loss) on              		Total
                        Common  	Retained	  Marketable  	Treasury  Shareholders'
                         Stock   	Earnings 	Securities	    Stock      	Equity
________________________________________________________________________________
Balance at
 December 31, 1994   $	  7,380	  $	834,995 $  	4,933 	 $ 	(84,928) 	$ 	762,380
 Treasury stock
  purchased (949,924
  shares)                 	-	        	-       		-	       	(25,554)	   	(25,554)
	Dividends paid          		-    	 	(34,499)	   	-          		-       		(34,499)
	Net unrealized gain
 on marketable securities		-	        	-       	9,815       		-	         	9,815
	Net income	              	-      		79,420	    	-	          	-        		79,420
________________________________________________________________________________
Balance at
 December 30, 1995      		7,380  		879,916  		14,748	   	(110,482)   		791,562
	Treasury stock
  purchased (492,761
  shares)	                	-		        -		       -	       	(15,066)   		(15,066)
	Dividends paid          		-	     	(37,199)	   	-	          	-	       	(37,199)
	 Net unrealized
  gain on marketable
  securities	             	-	        	-	        	375	       	-	           	375
	Net income              		-      		78,855    		-	          	-        		78,855
________________________________________________________________________________
Balance at
 December 28, 1996	      	7,380	  	921,572	  	15,123	   	(125,548)	   	818,527
 	Shares issued for
  options	                  	40      	-	       	-          		-	            	40
	Treasury stock
 purchased (270,249
 shares)	                 	-	        	-	       	-        		(8,236)     	(8,236)
	Dividends paid          		-	     	(39,347)   		-	          	-	       	(39,347)
	Net unrealized
 gain (loss) on
 marketable securities	   	-		        -     		(1,845)      		-	        	(1,845)
	Net income              		-	      	78,194    		-          		-        		78,194
________________________________________________________________________________
Balance at
 December 27, 1997  	$   	7,420	 $	960,419	$ 	13,278  	$	(133,784)	 $ 	847,333
================================================================================

See accompanying notes to consolidated financial statements.

                          Consolidated Statements of Cash Flows
(dollars in thousands)
For the Fiscal Years Ended December 27, 1997,
December 28, 1996, and December 30, 1995     	  1997	        1996	      1995
Cash flows from operating activities:
_______________________________________________________________________________
	Net income	                            $   	78,194  	$   	78,855   $    79,420
	Adjustments to reconcile net income to
		net cash provided by operating activities:
			Depreciation and amortization		           43,503	      	38,136		      33,168
			(Gain) Loss on  sale of fixed assets	      	(491)		         19        		(582)
			Gain on sale of marketable securities		   (5,068)	        	(40)       		(86)
			Changes in operating assets and liabilities:
				Increase in inventories	                	(2,478)	    	(27,620)		     (1,708)
				(Increase) decrease in accounts
     receivable and prepaid expenses	        	3,867      		(1,344)	     (10,920)
				Increase (decrease) in accounts
     payable and other liabilities	        	(23,080)     		15,173	      	(3,217)
				Increase (decrease) in income
     taxes payable	                          	2,313	      	(2,421)	        	988
				Increase (decrease) in deferred
     income taxes	                          	(1,290)	      	2,908	        	(136)
________________________________________________________________________________
		Net cash provided by operating activities		95,470     		103,666	     	96,927
________________________________________________________________________________

Cash flows from investing activities:
	Purchase of property and equipment	       	(64,171)	    	(95,289)		   (72,759)
	Proceeds from the sale of property and
  equipment                                 		1,433         		255	      	1,107
	Purchase of marketable securities	       	(127,925)	    	(81,567)	   	(94,007)
	Proceeds from maturities of marketable
  securities                              		135,394	      126,571	    	125,435
	Proceeds from sale of marketable
  securities	                                	8,122		          57      		6,086
	Increase in intangible and other assets	     	(525)     		(1,835)    		(3,462)
_______________________________________________________________________________
		Net cash used in investing activities   		(47,672)	    	(51,808)   		(37,600)
_______________________________________________________________________________

Cash flows from financing activities:
	Proceeds from issuance of common stock	         40         	-            -
	Dividends paid                           		(39,347) 	   	(37,199)   		(34,499)
	Purchase of treasury stock	                	(8,236)		    (15,066)		   (25,554)
_______________________________________________________________________________
		Net cash used in financing activities		   (47,543)    		(52,265)	   	(60,053)
_______________________________________________________________________________
Net increase (decrease) in cash	               	255	        	(407)	      	(726)
Cash at beginning of year	                   	2,878       		3,285		      4,011
_______________________________________________________________________________
Cash at end of year                    	$    	3,133	  $    	2,878  	$   	3,285
===============================================================================

See accompanying notes to consolidated financial statements.

                              Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the Company's consolidated financial statements:

(a)  Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. The Company is also engaged in the sale of pet supplies through its 80% owned subsidiary, SuperPetz, Inc. There was no material change in the nature of the Company's business during fiscal 1997.

(b)  Definition of Fiscal Year
The Company's fiscal year ends on the last Saturday in December. Fiscal 1997, 1996, and 1995 were each comprised of 52 weeks.

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

Maintenance and repairs are expensed, and renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to income.

(h)  Insurance Programs
The Company maintains self-insurance programs for the majority of its employee health care benefits and worker's compensation claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company is liable for employee health claims up to a life-time aggregate of $1,000,000 per member and for workers compensation claims up to $1,000,000 per claim. Property and casualty insurance coverages are maintained with outside carriers at deductible or retention levels ranging from $0 to $250,000.

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

(j)  Earnings Per Share
In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (Statement 128). Statement 128 replaced the calculation primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.
Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic and diluted earnings per share are the same amounts for all periods presented, and dual presentation is accomplished in one line on the income statements.

(k)  Pre-Opening Costs
Pre-opening costs of retail stores are charged against earnings as incurred.

(l)  Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(m)  Reclassifications
Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the current year presentation.

(2)  Income Taxes
The provision for income taxes consists of:

(dollars in thousands)           	              1997        	1996       1995
_______________________________________________________________________________
Currently payable:
	Federal		                              $    30,817	  $	   29,013	 $   	32,450
	State		                                   		10,861       		9,580	      	9,983
Deferred			                                 	(1,290)      		3,261	       	(136)
_______________________________________________________________________________
                                  						$   	40,388  	$   	41,854  $   	42,297
===============================================================================

   	The following is a reconciliation between the applicable income tax expense and the amount of income taxes which would have been provided at the Federal statutory rate.  The statutory rate was 35% in 1997, 1996, and 1995.

(dollars in thousands)                          1997	        1996	      1995
_______________________________________________________________________________
Tax at statutory rate	                  $   	41,504   $	   42,248	 $   	42,601
State income taxes, net of federal
 income tax benefit	                         	7,059       		6,227		      6,029
Other - principally tax-exempt
 investment income	                         	(8,175)	     	(6,621)    		(6,333)
_______________________________________________________________________________
	Actual provision (effective tax rate 34.1%,
  34.7% and 34.8%, respectively)        $   	40,388	  $   	41,854  $   	42,297
===============================================================================

	    Cash paid for income taxes was $37,281,000, $41,772,000, and $41,688,000 in 1997, 1996 and 1995, respectively.
    	The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 27,
1997, and December 28, 1996, are presented below:

(dollars in thousands)	                      	1997                	1996
______________________________________________________________________________
Deferred tax assets:
	Accounts receivable                    		$      	457       	$	      372
	Inventories				                                1,673	            	1,577
	Compensated absences	                         			580	              	549
	Employee benefit plans		                     		3,412	            	1,801
	General liability insurance		                		2,299	            	2,390
______________________________________________________________________________
		Total deferred tax assets	                 			8,421	            	6,689
______________________________________________________________________________
Deferred tax liabilities:
	Unrealized gain on marketable securities		  		(9,417)         		(10,726)
	Depreciation		                             		(20,148)         		(20,396)
	Other			                                   			(1,216)	            	(526)
______________________________________________________________________________
		Total deferred tax liabilities			          	(30,781)	         	(31,648)
______________________________________________________________________________
	Net deferred tax liability			            $	  (22,360)	      $	  (24,959)
______________________________________________________________________________
Current deferred liability - net			       $	   (2,212)	      $	   (4,563)
Noncurrent deferred liability - net			       	(20,148)	         	(20,396)
______________________________________________________________________________
	Net deferred tax liability	            		$  	(22,360)      	$  	(24,959)
==============================================================================

(3)  Inventories
Merchandise inventories, as of December 27, 1997 and December 28, 1996, were valued as follows:

(dollars in thousands)		                      1997	                1996
______________________________________________________________________________
LIFO	                                					$  	115,338       	$  	109,965
Average cost			                               	46,487	           	49,382
______________________________________________________________________________
                                  								$  	161,825       	$  	159,347
==============================================================================

     	If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $44,027,000 and $44,000,000 higher than as reported on the above methods as of December 27, 1997, and December 28, 1996, respectively.

     	Although management believes the use of the LIFO method for valuing certain inventories (as set forth above) represents the most appropriate matching of costs and revenues in the Company's circumstances, the following summary of net income and per share amounts based on the use of the average cost method for valuing all inventories is presented for comparative purposes.

(dollars in thousands except
 per share amounts)                      	      1997   	     1996    	  1995
_______________________________________________________________________________
Net income		                            $   	78,208  	$   	78,658 	$   	80,531
Net income per share	                   $     	1.87	  $	     1.86	 $     	1.87
===============================================================================

(4)  Property and Equipment
Property and equipment, as of December 27, 1997, and December 28, 1996, consisted of:

                      						Useful Life
(dollars in thousands)	       (in years)	     1997	                1996
______________________________________________________________________________
Land						                               $    	52,612       	$   	44,770
Buildings and improvements	    	10-60        	253,543          		235,973
Equipment		                     	3-12	       	378,400	          	363,331
Leasehold improvements	         	5-20        		63,814	           	51,288
______________________________________________________________________________
		Total, at cost			                          	748,369	          	695,362
Less accumulated depreciation
 and amortization	                         			383,172	          	351,462
______________________________________________________________________________
                                 								$   	365,197       	$  	343,900
==============================================================================

(5)  Marketable Securities
Marketable securities, as of December 27, 1997, and December 28, 1996, consisted of:

						                                        Gross	        Gross
                         			           	  Unrealized    	Unrealized
December 27, 1997            	Amortized	     Holding      	Holding        	Fair
(dollars in thousands)         	Cost	         Gains        	Losses	       Value
________________________________________________________________________________
Available-for-sale:
	Pennsylvania state and
  municipal bonds            $ 	329,043	   $   	2,674  	 $      	92	  $ 	331,625
	U.S. Treasury securities	      	10,418          		12		           1	     	10,429
	Equity Securities	              	9,058	      	20,102		        -	        	29,160
	Other short-term investments	   	2,903		        -		           -        	 	2,903
________________________________________________________________________________
                            	$ 	351,422   	$  	22,788 	  $      	93  	$	 374,117
================================================================================

                                           			Gross	        Gross
                                      					Unrealized	    Unrealized
December 28, 1996            	Amortized     	Holding	      Holding        	Fair
(dollars in thousands)          Cost	         Gains        	Losses       	Value
________________________________________________________________________________
Available-for-sale:
	Pennsylvania state and
  municipal bonds          	 $ 	330,080	   $	   2,853	   $   	  857	  $	 332,076
	U.S. Treasury securities	      	10,425	         	214	        	-	        	10,639
	Equity Securities             		12,071		      23,639		        -        		35,710
	Other short-term investments	   	9,369		        -		           -		         9,369
________________________________________________________________________________
                         				$ 	361,945	   $	  26,706	   $     	857  	$ 	387,794
================================================================================

	Maturities of marketable securities classified as available-for-sale at December 27, 1997, were as follows:

                                        			       				Amortized     	Fair
(dollars in thousands)                                			Cost	      Value
________________________________________________________________________________
Available-for-sale:
	Due within one year                      	     				$   	97,917	  $   	98,394
	Due after one year through five years			    			        243,447		     245,563
	Due after five years through ten years          						   1,000		       1,000
	Equity securities				                          		        9,058		      29,160
________________________________________________________________________________
                                    									       $  	351,422	  $  	374,117
================================================================================

(6)  Retirement Plans
The Company has a noncontributory defined benefit pension plan and a contributory retirement savings plan (401(k)) covering substantially all full-time employees, a noncontributory profit-sharing plan covering eligible employees, and a supplemental retirement plan covering certain officers of the Company. An eligible employee as defined in the Profit Sharing Plan includes salaried employees, store management, and administrative support personnel. The Company's policy is to fund pension, 401(k) and profit-sharing cost accrued, but not supplemental retirement costs. Contributions to the defined benefit pension plan are based on guidelines of the Employee Retirement Income Security Act of 1974, whereas contributions to the profit-sharing plan and the 401(k) plan are made at the sole discretion of the Company.
   	  The Company's supplemental retirement plan provides for the payment of specific amounts of annual retirement benefits to the officers or to their beneficiaries over an actuarially computed normal life expectancy. The actuarial present value of accumulated benefits amounted to $5,746,000 and $5,808,000 at December 27, 1997, and December 28, 1996, respectively.
Plan costs are based upon the deferral of retirement rather than upon future service and all benefits are fully vested.

	Retirement plan costs amounted to:

(dollars in thousands)                 	        1997       	1996       	1995
________________________________________________________________________________
Pension plan	                           $	    3,937	  $     	(883)	$     	(444)
Retirement savings plan 401(k)		                842		         831		        727
Profit sharing plan		                           815		         814		        815
Supplemental retirement plan		                  605		         417		        403
________________________________________________________________________________
                                  						$	    6,199	  $    	1,179	 $	    1,501
================================================================================

	The net periodic defined benefit pension expense (credit) is computed as follows:
(dollars in thousands)	                         1997	       1996	       1995
________________________________________________________________________________
Service cost		                          $     	-	     $     	-     $	     -
Interest cost			                              2,305	       	1,855       	1,835
Actual return on plan assets		               (2,356)	     	(4,121)	    	(4,798)
Partial settlement	                         	(1,584)    	   	-	          	-
Net amortization and deferral		               5,572		       1,403		      2,519
________________________________________________________________________________
		Net pension expense (credit)	         $	    3,937	  $	     (883)	$	     (444)
================================================================================

	The funded status of the Company's pension plan at December 31, 1997, and September 30, 1996 (the measurement dates) is as follows:

(dollars in thousands)		                               1997          	1996
________________________________________________________________________________
Actuarial present value of benefit obligations:
		Vested benefit obligation			                   $   	(6,277)	   $  	(28,978)
================================================================================
		Accumulated benefit obligation			              $   	(6,277) 	  $  	(28,978)
================================================================================
Projected benefit obligation                  			$	   (6,277)	   $	  (28,978)
Plan assets at fair value				                          6,277		        31,448
________________________________________________________________________________
Plan assets in excess of projected benefit
 obligation		                                         		-	            	2,470
Unrecognized net (gain) or loss				                      (29)	        	3,215
Unrecognized transition asset				                       (300)       		(2,076)
________________________________________________________________________________
Prepaid (accrued) pension cost			                $	     (329)	   $    	3,609
================================================================================

     	On February 1, 1994, the Board of Directors of the Company voted to freeze the Pension Plan. Effective March 15, 1994, the Plan was frozen and all participants became fully vested. On April 30, 1997 the Company amended the Plan to state that as of the date of termination, lump sum benefit payments would not be less than the amount that would have been payable on March 15, 1994. This amendment resulted in an increase of $5,901,000 in the projected benefit obligation. Benefit obligation of $30,250,000 were settled prior to the end of the plan year to the majority of plan participants, resulting in the recognition of a partial settlement gain of $1,584,000.
     	Plan assets consist primarily of common stocks, bonds, and U.S. government obligations. The assumed long-term rate of return on pension plan assets used to determine pension costs was 7.5% for fiscal 1997 and 8.5% for fiscal
1996 and 1995. Pension benefit obligations were determined using an assumed discount rate of 7.0% for fiscal 1997 and 1996.

	The Company has no other post-retirement benefit plans.

(7)  Incentive Plans
The Company has elected to follow Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" (APB 25) and related
Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123,
"Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.
The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in proforma net income and earnings per share that are not materially different from amounts reported.
(a)  Stock Option Plan
The Company has an incentive stock option plan for officers and other key employees under which 287,500 shares of common stock are reserved for issuance at December 27, 1997.  Under the terms of the plan, option prices are 100% of the "fair market value" of the shares on the date granted.  Options granted are immediately exercisable and expire ten years after date of grant.
	Changes during the three years ended December 27, 1997, in options outstanding under the plan were as follows:

                             						   Option Prices           Shares
                                  					 Per Share        	  Under Option
Balance, December 31, 1994	          $16.28 to $26.88	        	16,070
Issued		                           		$28.00 to $28.00	         	7,140
Expired	                           		$16.28 to $16.28	          	(820)
Balance, December 30, 1995	          $24.25 to $28.00        		22,390
Issued				                           $31.50 to $31.50        		12,500
Expired		                           	$26.50 to $26.50          		(300)
Balance, December 28, 1996          	$25.25 to $31.50	        	34,590
Issued		                           		$32.88 to $32.88	        	13,500
Exercised                         			$26.75 to $26.88        		(1,500)
Balance, December 27, 1997	          $25.25 to $32.88		        46,590

At December 27, 1997, all options were exercisable.

(b)  Company Appreciation Plan
Under a Company Appreciation Plan, officers and other employees are awarded rights equivalent to shares of Company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the original date of issue is paid in cash to the participants.
     	During 1997, 1996, and 1995, 39,150, 28,200, and 26,050 rights, respectively, were awarded under the program. In 1997, 1996, and 1995, $39,000, $96,000, and $64,000, respectively, were charged to earnings.

(8)  Lease Commitments
At December 27, 1997, the Company leased approximately 58% of its facilities under operating leases which expire at various dates up to 2025. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales, and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.

Rent expense on all leases consisted of:


(dollars in thousands)                    	     1997       	1996	      1995
________________________________________________________________________________
Minimum annual rentals	                 $   	22,899	   $  	20,536	 $	  16,949
Contingent rentals		                            252         		169	       	452
________________________________________________________________________________
                        				    		      $	   23,151	   $	  20,705	 $	  17,401
================================================================================

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 27, 1997.

(dollars in thousands)
________________________________________________________________________________
1998		                                     				     		$	   23,603
1999	                                              								23,932
2000									                                              22,431
2001                                              									20,827
2002									                                              19,314
Thereafter			                                         				141,354
________________________________________________________________________________
										                                            $  	251,461
================================================================================

     	As of December 27, 1997, the future minimum rentals to be received under noncancelable leases and subleases were $10,715,000.

(9)  Fair Value Information
The carrying amounts for cash, trade receivables, and trade payables approximate fair value because of the short maturities of these instruments. The fair values of the Company's marketable securities are based on quoted market prices (See note 5).

(10)  Acquisitions
On December 31, 1995, SuperPetz acquired one store located in Michigan from Pet Food Warehouse, Inc. On November 24, 1995, SuperPetz acquired seven stores located in Michigan and Ohio from Pet Food Warehouse, Inc. These cash only transactions were made from loans by Weis Markets, Inc. and were accounted for by the purchase method. Goodwill arising from these transactions, which was not material, is being amortized over a 15-year period on a straight-line basis.

(11)  Summary of Quarterly Results (Unaudited)
Quarterly financial data for 1997 and 1996 are as follows:

(dollars in thousands,
except per share amounts)   	Thirteen Weeks Ended
________________________________________________________________________________
       				         	Mar. 29, '97  	June 28, '97	 Sep. 27, '97	 Dec. 27, '97
________________________________________________________________________________
Net sales	          	$  	456,786   	$  	446,945  	$  	444,743  	$  	470,342
Gross profit on sales	  	112,932	      	114,521	     	114,896	     	120,642
Net income              		18,238	       	18,792      		19,145	      	22,019
Basic and diluted
 earnings per share		        .43		          .45		         .46		         .53

	Thirteen Weeks Ended
________________________________________________________________________________
               					 Mar. 30, '96	  June 29, '96	  Sep. 28, '96	  Dec. 28, '96
________________________________________________________________________________
Net sales		          $  	433,199	   $  	432,584	  $	  424,747 	 $	  462,716
Gross profit on sales	  	109,851	      	111,145	     	112,795     		116,241
Net income		              19,699		       19,401		      19,615		      20,140
Basic and diluted
 earnings per share		        .46		          .46		         .47		         .48

The 1996 and 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Net income for the period ended June 28, 1997, has been adjusted to reflect the tax effected impact on pension cost associated with a retroactive pension plan amendment, and the gain on a sale of an investment asset.

(12)  Contingencies
The Company is involved in various legal actions arising out of the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(13)  Subsequent Event
The Company sold 1,859,000 shares of AquaPenn Spring Water, Co.'s common stock in conjunction with AquaPenn's initial public offering on January 30, 1998. The Company realized $14,358,000 in pre-tax profit from this sale transaction in the first quarter of 1998.

Report of Independent Auditors

The Board of Directors
Weis Markets, Inc.
Sunbury, Pennsylvania

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 27, 1997, and December 28, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Weis Markets, Inc. for the year ended December 30, 1995, were audited by other independent auditors whose report, dated January 26, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1997 and 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 27, 1997, and December 28, 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Harrisburg, PA										Ernst & Young
LLP
January 30, 1998

                                  Weis Markets, Inc.
                             Five Year Review of Operations

(dollars in thousands, except per share amounts)
        				            	52 Weeks	  52 Weeks	  52 Weeks	  53 Weeks	  52 Weeks
                           Ended	     Ended	     Ended	     Ended	     Ended
                          Dec. 27,  	Dec. 28,  	Dec. 30,   Dec. 31,  	Dec. 25,
                            1997       1996       1995       1994       1993
________________________________________________________________________________
Net sales                $1,818,816	$1,753,246	$1,646,435	$1,556,663	$1,441,090
Costs and expenses		      1,733,686		1,662,620		1,560,238		1,476,661		1,361,420
________________________________________________________________________________
Income from operations		     85,130		   90,626		   86,197		   80,002		   79,670
Other income, net	          	33,452		   30,083		   35,520		   37,191		   33,984
________________________________________________________________________________
Income before provision
 for  income taxes        		118,582	  	120,709	  	121,717	  	117,193		  113,654
Provision for income taxes 		40,388	   	41,854		   42,297  	 	40,944   		40,701
________________________________________________________________________________
Net income	                 	78,194	   	78,855   		79,420	   	76,249   		72,953
Retained earnings,
 beginning of year	 	       921,572		  879,916		  834,995		  791,072		  748,796
________________________________________________________________________________
                        				999,766	  	958,771	  	914,415		  867,321		  821,749
Cash dividends		             39,347		   37,199		   34,499		   32,326		   30,677
Retained earnings,
 end of year	            $	 960,419	$ 	921,572	$ 	879,916	$ 	834,995	$ 	791,072
________________________________________________________________________________
Weighted average shares
 outstanding	          	 41,842,583 42,280,352	43,083,449	43,662,031	43,827,168
________________________________________________________________________________
Cash dividends per share	$     	.94 $	     .88	$	    .80 	$	     .74 $  	   .70
Basic and diluted
 earnings per share	     $    	1.87 $	    1.87	$   	1.84	 $	    1.75 $	    1.66
________________________________________________________________________________
Working capital	         $  471,562 $ 	463,255 $ 491,135  $	 505,449 $	 513,184
Total assets	            $	 971,752 $	 966,312 $	923,421	 $ 	892,093 $ 	844,490
Shareholders' equity	    $ 	847,333 $	 818,527 $	791,562	 $ 	762,380 $ 	738,115
Number of grocery stores      		154      		155     		151	       	149      		141
Number of pet supply stores    		43       		43	      	35	        	14		     -

Stock Prices and Dividend Information by Quarter

The approximate number of shareholders on December 27, 1997 was 8,089.

                      	1997	           1996
________________________________________________________________________________
                 	4th     3rd     2nd	    1st	    4th     3rd     2nd	   1st
________________________________________________________________________________
Stock Prices
	High	          36 1/4	 34 7/8	 29 7/8	 32 1/4	 34 3/8	 34 7/8	 32 3/4	30 3/8
	Low	           33 3/8	 28 3/4	 26 7/8	 28 3/8	 29 5/8	 30 3/4	 28 7/8	27 3/4
Dividends Per
 Share	         .24	    .24	    .23	    .23	    .23	    .23	    .21	   .21

The Board of Directors

(This area contains a pictures of the Board of Directors above their respective names.)

	Robert F. Weis
	Chairman and Treasurer



	Norman S. Rich	William R. Mills
	President 	Vice President Finance
		and Secretary



	Jonathan H. Weis	Richard E. Shulman
	Vice President	President, Industry Systems
	Property Management and Development	Development Corporation



	Joseph I. Goldstein	Michael M. Apfelbaum
	Partner, Crowell & Moring	Partner, Apfelbaum, Apfelbaum
	Attorneys at Law	& Apfelbaum Attorneys at Law


Officers

Robert F. Weis 	Harold G. Graber
Chairman	Vice President
and Treasurer	Real Estate

Norman S. Rich	Leslie H. Knox
President 	Vice President
	Merchandising

William R. Mills	Richard L. Kunkle
Vice President Finance	Vice President
and Secretary	Pharmacy

Alan L. Barrick	Edward W. Rakoskie
Vice President 	Vice President
Engineering and 	Store Operations
Manufacturing

Stephen J. Bowers	Jonathan H. Weis
Vice President	Vice President
Weis Food Service	Property Management and
Development

Walter B. Bruce
Vice President
Private Label

Annual Meeting
The annual meeting of the shareholders of the Company will be held at 10 a.m. on Tuesday, April 7, 1998, at the Corporate offices, 1000 South Second Street, Sunbury, PA 17801.

Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street, 46th floor,
New York, NY  10005
(718) 921-8210

Auditors
Ernst & Young LLP
Commerce Court, Suite 200
2601 Market Place
Harrisburg, PA  17110-9359

Stock Traded
New York Stock Exchange

(This area contains a picture of various Weis Quality private label Health and Beauty Care products.)

Weis Markets has one of the best-developed private label programs in the nation. Started in 1912, the Weis Markets private label program offers brand name quality at unbeatable prices. Pictured are Weis private label Health and Beauty Care products, which were recently repackaged to include the new Weis logo.


Weis
Weis Markets, Inc.
1000 S. Second Street
Sunbury, PA 17801

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

                                                                 	EXHIBIT 23



Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report on (Form 10-K) of Weis Markets, Inc. of our report dated January 30, 1998 included in the 1997 Annual Report to Shareholders of Weis Markets, Inc.


                                          (Signed Ernst & Young LLP)

Harrisburg, Pennsylvania
January 30, 1998

                                                                 	EXHIBIT 99



Independent Auditors' Report

The Board of Directors
Weis Markets, Inc.
Sunbury, Pennsylvania

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Weis Markets, Inc. and subsidiaries for the year ended December 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Weis Markets, Inc. and subsidaries for the years ended December 30, 1995 in conformity with generally accepted accounting principles.




KPMG Peat Marwick LLP
Harrisburg, PA
January 26, 1996
Note: Not included in the Annual Report