Form 10-Q
period 1998-03-28
WEIS MARKETS INC
filed 1998-05-13
CIK 105418

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                  March 28, 1998

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


                                  Not Applicable
              (Former name, former address and former fiscal year,
                          if changed since last report.)

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


Common Stock, No Par Value                            41,772,607 shares
                                                (Outstanding at end of period)

                                    WEIS MARKETS, INC.

                                      INDEX




                                                                        Page No.

        Part I - Financial Information

        Consolidated Balance Sheets -
         March 28, 1998 and December 27, 1997                              2


        Consolidated Statements of Income
         Three Months Ended March 28, 1998
         and March 29, 1997                                                3

        Consolidated Statements of Cash Flows -
         Three Months Ended March 28, 1998
         and March 29, 1997                                                4

        Notes to Consolidated Financial Statements                         5

        Management's Discussion and Analysis of the
          Consolidated Statements of Income                                6


        Part II - Other Information

        Item 4                                                             8

        Item 6 and Signatures                                              9

                           PART I - FINANCIAL INFORMATION
                                 WEIS MARKETS, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Dollars in Thousands)
                                  March 28, 1998             December 27, 1997
                                   (Unaudited)                (Unaudited)
   Assets
Current:
   Cash                           $    6,390                 $    3,133
   Marketable Securities             421,523                    374,117
   Accounts Receivable, Net           33,524                     32,609
   Inventories                       143,276                    161,825
   Prepaid Expenses                    3,995                      4,149
                                     _______                     _______
            Total Current Assets     608,708                    575,833

   Property and Equipment, Net       364,678                    365,197
   Intangible and Other Assets, Net   24,841                     30,722
                                     _______                    _______
           Total Assets           $  998,227                 $  971,752
                                     =======                    =======

             Liabilities and Stockholders' Equity
Current:
   Accounts Payable               $   59,160                 $   68,788
   Accrued Expenses                   10,736                      9,257
   Accrued Self-Insurance             12,726                     11,911
   Payable to Employee Benefit Plans   7,888                      8,134
   Income Taxes Payable               17,496                      3,969
   Deferred Income Taxes               3,781                      2,212
                                     _______                    _______
        Total Current Liabilities    111,787                    104,271

Deferred Income Taxes                 19,898                     20,148

Shareholders' Equity
   Common Stock, No Par Value,
   100,800,000 Shares Authorized,
     47,447,929 shares issued          7,433                      7,420
   Retained Earnings                 977,012                    960,419
   Accumulated other comprehensive
     income (Net of deferred taxes
     of $11,263 in 1998 and $9,417
     in 1997)                         15,881                     13,278
                                     _______                    _______
                                   1,000,326                    981,117

   Less Treasury Stock, At Cost     (133,784)                  (133,784)
                                     _______                    _______
        Total Shareholders' Equity   866,542                    847,333
            Total Liabilities and    _______                    _______
            Shareholders' Equity  $  998,227                 $  971,752
                                     =======                    =======

See accompanying notes to consolidated condensed financial statements.

                           WEIS MARKETS, INC.
            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)
               (Dollars in Thousands Except Per Share Amounts)
                                             Three Months Ended
                                    03/28/98                   03/29/97
Net Sales                         $  454,723                 $  456,786

Cost of Sales                        340,557                    343,854
                                     _______                    _______
     Gross Profit                    114,166                    112,932

Operating, General and
   Administrative Expenses            92,879                     92,296
                                     _______                    _______
     Income from Operations           21,287                     20,636

Investment Income                     18,359                      4,241

Other Income                           2,658                      3,262
                                     _______                    _______
     Income before provision
       for income taxes               42,304                     28,139

Provision for income taxes            15,686                      9,901
                                     _______                    _______
     Net Income                   $   26,618                 $   18,238
                                     =======                    =======
Weighted average number of common
  shares outstanding              41,779,130                 41,954,457
                                  ==========                 ==========
Cash dividends per common s       $     0.24                 $     0.23
                                  ==========                 ==========
Basic and diluted earnings        $     0.64                 $     0.43
                                  ==========                 ==========

See accompanying notes to consolidated condensed financial statements.

                                           3

                                    WEIS MARKETS, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                 (Dollars in Thousands)
                                                 Three Months Ended
                                             03/28/98          03/29/97
Cash flows from operating activities:
  Net Income                                $   26,618        $   18,238
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                8,975             9,283
     Amortization                                1,136             1,050
     Loss on sale of fixed assets                    7                69
     Gain on sale of Aqua Penn Stock           (14,210)                0
     Changes in operating assets and
         liabilities:
       Decrease in inventories                  18,549            12,691
       (Increase)/Decrease in accounts
          receivable and prepaid expenses         (761)              505
       Decrease  in accounts payable
         and other liabilities                  (7,580)          (24,835)
       Increase in income taxes payable         13,527             8,414
       Decrease in deferred taxes                 (527)             (411)
                                               _______           _______
            Net cash provided by operating
              activities                        45,734            25,004

Cash flows from investing activities:
  Purchase of property and equipment            (9,226)          (11,764)
  Proceeds from the sale of property
    and equipment                                   22                 1
  Purchase of marketable securities            (65,644)           (4,239)
  Proceeds from maturities of
    marketable securities                       22,687            14,347
  Proceeds from the sale of Aqua Penn Stock     21,871             ---
  Increase in intangible assets and
    other assets                                (2,175)             (804)
                                               _______           _______
            Net cash used in investing
              activities                       (32,465)           (2,459)

Cash flows from financing activities:
  Proceeds from issuance of common stock            13             ---
  Dividends paid                               (10,025)           (9,661)
  Purchase of treasury stock                         0            (5,346)
                                               _______           _______
            Net cash used in financing
              activities                       (10,012)          (15,007)

Net increase in cash                             3,257             7,538
Cash at beginning of period                      3,133             2,878
                                               _______           _______
Cash at end of period                       $    6,390        $   10,416
                                               =======           =======
Cash Paid during the period for:
Interest Expense                            $        0        $        0
                                               =======           =======
Income Taxes                                $    3,000        $    1,898
                                               =======           =======

See accompanying notes to consolidated condensed financial statements.
                                          4

                          WEIS MARKETS, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 28, 1998 and the results of operations cash flows for the three months then ended.

2. The comparative balance sheet for December 27, 1997 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods March 28, 1998 and March 29, 1997 are not necessarily indicative of the results to be expected for the full year.

4. Property and equipment, as of March 28, 1998, and December 27, 1997, consisted of :

                           Useful Life
(dollars in thousands)      (in years)      1998          1997
Building and Improvements     10-60    $   256,781   $   253,543
Equipment                      3-12        383,536       378,400
Leasehold improvements         5-20         64,536        63,814
                                           _______       _______
      Total, at cost                       757,440       748,369
Less accumulated deprciation
   and amortization                        392,762       383,172
                                           _______       _______
                                       $   364,678   $   365,197
                                           =======       =======

5.  In 1997, the Financial Accounting Standards Board issued Statement
128, "Earnings per Share" (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic and diluted earnings per share are the same amounts for all periods presented, and dual presentation is accomplished in one line on the income statements.

6.  As of December 28, 1997, the company adopted statement 130,
Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available- for-sale securities adjustments, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The components of comprehensive income, net of related tax, for the three-month periods ended March 28, 1998 and March 29, 1997 are as follows:

(dollars in thousands)                  1998          1997
Net Income                        $    26,618   $    18,238
Unrealized gains/(losses) on
   marketable securities                2,603        (2,468)
                                      _______       _______
Comprehensive income              $    29,221   $    15,770
                                      =======       =======

7. Certain amounts in the 1997 financial statements have been reclassified to conform with current year presentation.

                                WEIS MARKETS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Sales for the first quarter ended March 28, 1998, decreased .5% to $454,723,000 compared with $456,786,000 in the same quarter last year. Identical store sales for the Company decreased 1.5%. The decrease in sales is largely attributed to two factors. The 1998 Easter sales season will fall in the second quarter compared to 1997, when the Easter sales season occurred in the first quarter and the Company is experiencing price deflation, particularly in certain grocery and meat categories.

      Gross profit of $114,468,000 at 25.1% of sales, increased $1,234,000 or 1.1% versus the same quarter last year. As a percentage of sales, the gross profit rate increased .4% compared to the same quarter last year.
The gross profit dollar increase stems from a reduction in inventory losses of $857,000 at the SuperPetz, Inc. subsidiary and $457,000 at the Weis retail grocery stores compared to the same quarter last year.

      Operating, general and administrative expenses of $92,879,000 at 20.4% of sales increased $583,000, or .6% compared to the first quarter last year. As a percentage of sales, operating expenses increased .2%
compared with 20.2% a year ago. Variable expenses increased $871,000 or 1.1% versus the first quarter last year. Wages and other associated employee benefits increased $2,393,000 compared to the same period last year. The wage increase was primarily due to an increase in the average hourly wage and from the planned expansion of the more labor-intensive perishable departments. Advertising and promotional spending for the quarter decreased by $1,055,000 versus last year.

      Investment income of $18,359,000 at 4.0% of sales, increased $14,118,000, or 332.9% versus the same quarter last year. The Company sold its interest in AquaPenn Spring Water, Co. during that company's initial public offering on the NYSE (NYSE:APN) at a pretax profit of $14,210,000. Since 1993, the investment portfolio has decreased as the amount of capital required to fund the expansion and remodel program has increased, thus causing a decline in income generated from the portfolio. Dividends and interest income for the quarter decreased $92,000 compared to last year. Management anticipates a further decline in investment income as the Company continues with its more assertive capital expansion program.

      Other income for the quarter of $2,658,000 at .6% of sales decreased $604,000, or 18.5% compared to the first quarter in 1997.

      The effective tax rate at 37.1% in the first quarter compares with 35.2% in the same quarter in 1997. The increase in taxes was caused by the capital gain generated from the sale of the AquaPenn stock during the quarter.

      Net earnings for the quarter of $26,618,000, or 64 cents per share, compared with $18,238,000, or 43 cents per share, in 1997. The
Company's sale of its AquaPenn stock contributed $0.20 to basic and diluted earnings per share.

      At the end of March, Weis Markets, Inc., was operating 154 retail food stores, 42 SuperPetz pet supply stores and Weis Food Service, a restaurant and institutional supplier. One SuperPetz store was closed during the quarter for operational reasons. The Company currently operates its retail food stores in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in
Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

                            WEIS MARKETS, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operating activities of $45,734,000 for the three-month period ended March 28, 1998 compares with $25,004,000 during the same period of 1997. Working capital has increased 5.4% since the beginning of this year. Since the end of the last fiscal year on December 27, 1997, inventories were reduced $18,549,000. Reductions in warehouse stock accounted for $15,208,000 of the total inventory decrease. The company's funding requirements in both years were financed entirely from internally generated funds.

      Net cash used in investing activities in the first quarter of 1998 amounted to $32,465,000 compared to $2,459,000 in 1997. Property and equipment expenditures in the first quarter of 1998 amounted to $9,226,000, compared to $11,764,000 in 1997. The Company continues to expand its grocery store base with plans to invest $127,500,000 on the construction of 11 superstores, the expansion of 11 units, the remodel of seven other stores over the next eighteen months and a trailer salvage center at our distribution complex in Milton, Pennsylvania. Proceeds from the sale of AquaPenn stock during the quarter amounted to $21,871,000.

      To date there has been no purchases made of Treasury Stock in fiscal 1998. During the first quarter of 1997, the Company purchased $5,346,000 of Treasury Stock. The Board of Directors 1996 resolution authorizing the purchase of Treasury Stock has a remaining balance of 664,185 shares.

      Cash dividends were paid during the quarter to holders of common stock at a rate of 24 cents per share. At a regularly scheduled meeting held on April 7, 1998, the Board of Directors declared a 24 cents per share dividend payable to holders of record as of May 8, 1998, payable May 22, 1998.

      Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program. The corporation has no other commitment of capital resources as of March 28, 1998.

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this 10-Q Report may contain forward-looking statements. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in : general economic conditions, including their impact on capital expenditures; business conditions in the retail industry; the regulatory environment; rapidly changing technology and competitive factors, including increased competition with regional and national retailers; and price pressures. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files periodically with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Weis Markets, Inc., was held on Tuesday, April 7, 1998, at 10:00 a.m., Eastern Standard Time, at the principal office of the Corporation.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

(c) The meeting was held for the following purposes:

   1. To elect seven directors to serve, subject to provisions of the by-laws, until the next Annual Meeting of shareholders or until their respective successors have qualified.
   2. To approve the appointment of independent public accountants for the current fiscal year.
   3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting submitted to the Secretary by the Judge of Elections disclosed the following tabulation of votes.

Proposal #1                               For         Withhold          %
Robert F. Weis                         40,099,707       128,193        96.0
Norman S. Rich                         40,108,366       119,535        96.0
Joseph I. Goldstein                    39,921,807       306,094        95.6
Richard E. Shulman                     40,108,876       119,025        96.0
Jonathan H. Weis                       40,109,274       118,627        96.0
Michael M. Apfelbaum                   39,668,230       559,671        95.0
William R. Mills                       27,436,122    12,791,777        65.7

Proposal #2                            For      Against     Abstain     %
Proposal to approve the
appointment of Ernst &
Young, LLP, as the
independent public accountants
of the corporation.                40,195,082    14,493      18,324    96.2

                                    PART II - OTHER INFORMATION
                                    (continued)

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 28, 1998







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