Form 10-Q
period 1998-06-27
WEIS MARKETS INC
filed 1998-08-10
CIK 105418

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For Quarter Ended                 June 27, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements forthe past 90 days.

                           Yes       X           No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                            41,771,507  shares
                                               (Outstanding at end of period)

                               WEIS MARKETS, INC.

                                     INDEX






                                                                  Page No.

Part I - Financial Information

Consolidated Balance Sheets -
June 27, 1998 and December 27,1997                                    2


Consolidated Statements of Income
Six Months Ended June 27, 1998
and June 28, 1997                                                     3

Consolidated Statements of Cash Flows -
Six Months Ended June 27, 1998
and June 28, 1997                                                     4

Notes to Consolidated Financial Statements                            5

Management's Discussion and Analysis of the
Consolidated Statements of Income                                     6


Part II - Other Information

Other Information and Signatures                                      9


                                PART I - FINANCIAL INFORMATION

                                      WEIS MARKETS, INC.
                                 CONSOLIDATED BALANCE SHEETS
                                    (Dollars in Thousands)
                            June 27, 1998               December 27,1997
                             (Unaudited)                   (Unaudited)
   Assets
Current:
   Cash                         $      6,631                $      3,133
   Marketable Securities             419,624                     374,117
   Accounts Receivable, Net           29,888                      32,609
   Inventories                       135,410                     161,825
   Prepaid Expenses                    3,140                       4,149
                                     _______                     _______
            Total Current Assets     594,693                     575,833

   Property and Equipment, Net       373,402                     365,197
   Intangible and Other Assets, Net   24,438                      30,722
                                     _______                     _______
          Total Assets          $    992,533                $    971,752
                                     =======                     =======

             Liabilities and Shareholders' Equity
Current:
   Accounts Payable             $     55,367                $     68,788
   Accrued Expenses                   11,469                       9,257
   Accrued Self-Insurance             12,991                      11,911
   Payable to Employee Benefit Plans   7,733                       8,134
   Income Taxes Payable                5,406                       3,969
   Deferred Income Taxes               4,861                       2,212
                                     _______                     _______
      Total Current Liabilities       97,827                     104,271

Deferred Income Taxes                 19,659                      20,148

Shareholders' Equity
   Common Stock, No Par Value,
   100,800,000 Shares Authorized,
   47,447,929 shares issued            7,433                       7,420
   Retained Earnings                 983,724                     960,419
   Accumulated other comprehensive
     income (Net of deferred taxes
    of $12,562 in 1998 and $9,417
    in 1997)                          17,714                      13,278
                                     _______                     _______
                                   1,008,871                     981,117

   Less Treasury Stock, At Cost     (133,824)                   (133,784)
                                     _______                     _______
       Total Shareholders' Equity    875,047                     847,333
         Total Liabilities and       _______                     _______
         Shareholders' Equity   $    992,533                $    971,752
                                     =======                     =======

See accompanying notes to consolidated condensed financial statements.
                                          2

                                 WEIS MARKETS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)
                  (Dollars in Thousands Except Per Share Amounts)

                          Three Months Ended            Six Months Ended
                       06/27/98        06/28/97       06/27/98       06/28/97
Net Sales           $    457,566   $    446,945   $    912,289  $    903,731

Cost of Sales            342,681        332,424        683,238       676,278
                         _______        _______        _______       _______
     Gross Profit        114,885        114,521        229,051       227,453

Operating, General and
   Administrative
      Expenses            96,048         98,036        188,927       190,331
                         _______        _______        _______       _______
 Income from Operations   18,837         16,485         40,124        37,122

Investment Income          4,394          9,207         22,753        13,448

Other Income               2,593          3,877          5,251         7,138
                         _______        _______        _______       _______
     Income before
    provision for
     income taxes         25,824         29,569         68,128        57,708

Provision for
   income taxes            9,086         10,777         24,772        20,679
                         _______        _______        _______       _______
   Net Income       $     16,738   $     18,792    $    43,356   $    37,029
                         =======        =======        =======       =======
Weighted average
  number of common
  shares outstanding  41,780,066     41,849,126     41,779,606    41,901,894
                      ==========     ==========     ==========    ==========
Cash dividend       $      0.24    $       0.23    $      0.48   $      0.46
                         =======        =======        =======       =======
Basic and diluted
earnings per share  $       0.40   $       0.45    $      1.04   $      0.88
                         =======        =======        =======       =======

See accompanying notes to consolidated condensed financial statements.
                                             3

                                WEIS MARKETS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                               (Dollars in Thousands)
                                                     Six Months Ended
                                              06/27/98            06/28/97
Cash flows from operating activities:
  Net Income                                $     43,356      $    37,030
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                 18,373            18,933
     Amortization                                  2,347             2,166
     Loss on sale of fixed assets                     42                68
     Gain on sale of Marketable Securities         ---              (5,068)
     Gain on sale of Aqua Penn Stock             (14,210)             ---
     Changes in operating assets and liabilities:
       Decrease in inventories                    26,415            13,159
       Decrease in accounts receivable
         and prepaid expenses                      3,730             2,322
       Decrease  in accounts payable
         and other liabilities                   (10,530)          (21,500)
       Increase/(Decrease) in
         income taxes payable                      1,437              (424)
       Decrease in deferred income taxes            (985)             (665)
                                                  ______            ______
      Net cash provided by operating
              activities                          69,975            46,021

Cash flows from investing activities:
  Purchase of property and equipment             (28,200)          (27,947)
  Proceeds from the sale of
    property and equipment                            31                 2
  Purchase of  marketable securities             (79,971)          (41,946)
  Proceeds from maturities of
        marketable securities                     42,045            51,961
  Proceeds from sale of marketable securities      ---               8,122
  Proceeds from the sale of Aqua Penn Stock       21,871              ---
  Increase in intangible assets and
     other assets                                 (2,175)           (1,252)
                                                  ______            ______
      Net cash used in investing activities      (46,399)          (11,060)

Cash flows from financing activities:
  Proceeds from issuance of common stock              13              ---
  Dividends paid                                 (20,051)          (19,291)
  Purchase of treasury stock                         (40)           (7,374)
                                                  ______            ______
      Net cash used in financing activities      (20,078)          (26,665)

Net increase in cash                               3,498             8,296
Cash at beginning of period                        3,133             2,878
                                                  ______            ______
Cash at end of period                       $      6,631      $     11,174
                                                  ======            ======
Cash Paid during the period for:
Interest Expense                            $          0      $          0
                                                  ======            ======
Income Taxes                                $     24,000      $     21,767
                                                  ======            ======

See accompanying notes to consolidated condensed financial statements.
                                               4

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 27, 1998 and the results of operations for the three months then ended, and statements of cash flows for the three months then ended.

2. The comparative balance sheet for December 27,1997 was derived from the audited financial reports for that year ended. This information has been designated as "unaudited" in its entirety as the year-end column is not covered by an auditors report, as contemplated by SAS 42, in this 10-Q filing.

3. The results of operations for the three month ended periods June 27, 1998 and June 28, 1997 are not necessarily indicative of the results to be expected for the full year.

4. Property and equipment, as of June 27, 1998, and December 27, 1997, consisted of :

                          Useful Life
(dollars in thousands)    (in years)        1998               1997
Land                                 $     55,471        $     52,612
Building and Improvements   10-60         265,859             253,543
Equipment                    3-12         390,424             378,400
Leasehold improvements       5-20          64,525              63,814
                                          _______             _______
      Total, at cost                      776,279             748,369
Less accumulated  depreciation
    and amortization                      402,877             383,172
                                          _______             _______
                                     $    373,402        $    365,197
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

6. As of December 28, 1997, the company adopted statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities adjustments, which prior to adoption were reported separately in shareholder's equity to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The components of comprehensive income, net of related tax, for the three-month and six-month periods ended June 27, 1998 and June 28, 1997 are as follows:

                            Three Months Ended          Six Months Ended
(dollars in thousands)     06/27/98     06/28/97    06/27/98       06/28/97
Net Income               $   16,738   $   18,792  $   43,356     $   37,029
Unrealized gains/
  (losses) on marketable
   securities                 1,832         (649)      4,435         (3,118)
Less: reclassification
   adjustment for gains
   included in net income         0       (2,965)          0         (2,965)
                            _______      _______     _______        _______
Comprehensive income     $   18,570   $   15,178  $   47,791     $   30,946
                            =======      =======     =======        =======

7. Certain amounts in the 1997 financial statements have been reclassified to conform with current year presentation.

                               WEIS MARKETS, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

        Total sales for the second quarter ended June 27, 1998 increased 2.4% to $457,566,000 as compared to the second quarter of 1997. Sales for the first half of this year increased 1.0% to $912,289,000 compared to $903,731,000 in 1997. Comparable store sales increased 1.6% for the quarter and .1% year-to-date. The sales increase for the quarter came despite a deflationary environment in the grocery food sector and increased competition in the Company's marketing areas. Management increased promotional spending to achieve higher sales volume during the quarter. Based upon a review of various food-marketing reports, management does not anticipate any significant changes in food inflation during the second half of this year.

        Gross profit of $114,885,000 at 25.1% of sales, increased $364,000 or .3% versus the same quarter last year. The increase in gross profit dollars was generated solely from the higher sales volume, as the gross profit rate decreased .5% compared to the second quarter of last year. Higher promotional activity contributed significantly to the decrease in gross profit rate. Year-to-date gross profit at 25.1% of sales, increased $1,598,000 or .7%. However, the gross profit rate decreased .1% versus last years 25.2% of sales.

        Operating, general and administrative expenses for the second quarter of $96,048,000 at 21.0% of sales, were $1,988,000 or 2.0% less than the same quarter last year. The second quarter 1997 earnings reflect a one-time charge of $5,737,000 for pension cost associated with a retroactive pension plan amendment. Discounting the impact of the pension charge in 1997, operating, general and administrative expenses increased in the quarter by $3,749,000 or 4.1% compared to last year. The major contributors to this increase in operating and administrative expenses were in increased labor costs, advertising and promotional spending, and fixed occupancy costs. Labor costs have grown with the expansion of the more labor intensive perishable departments in our new and remodeled stores. The mandated minimum wage increase in September of 1997 caused a domino effect of increased wages at higher pay levels and the low unemployment has increased competition for employees in our markets. Management increased advertising and promotional spending as part of its effort to build sales that are hampered by deflationary pricing in an increasingly competitive environment. Fixed occupancy costs have increased as new stores have been built and older existing stores remodeled. Year-to-date operating expenses for 1998 of $188,927,000 at 20.7% of sales compares with $190,331,000 at 21.1% of sales for 1997. As a percent of sales, operating expenses decreased by .9% for the quarter and .4% year-to-date.

        Investment income of $4,394,000 at 1.0% of sales, decreased $4,813,000, or 52.3%, versus the same quarter last year. The second quarter 1997 investment income reflects a $5,068,000 gain on the sale of an investment asset. Discounting this one-time credit, investment income increased $255,000 or 6.2% during the second quarter. As a percentage of sales, the investment income for the quarter decreased 1.1% compared to last year. Year-to-date investment income of $22,753,000 increased $9,305,000 or 69.2% versus the first half of
1997.   In the first quarter of 1998, the Company sold its interest in
AquaPenn Spring Water Co., Inc. during that company's initial public offering on the NYSE (NYSE: APN) at a pretax profit of $14,210,000.

        Other income for the quarter of $2,593,000 at .6% of sales decreased $1,284,000, or 33.1% compared to the same quarter last year. The 1997 results included the receipt of $324,000 in a legal settlement and a minority interest credit related to SuperPetz, Inc. of $449,079. Lower fees generated from the sale of cardboard salvage and commissions from lottery sales, account for the remaining decrease in the quarter as compared to last year. Year-to-date other income of $5,251,000 at .6% of sales has decreased $1,887,000 or 26.4% versus a year ago. In the first half of 1997, the Company increased pre-tax earnings by $1,253,000 for the 20% minority interest portion of the SuperPetz net losses. The Company now records 100% of the associated subsidiary losses on its consolidated financial statements as it has completed the merger of the 80% held SuperPetz, Inc. into its 100% held SuperPetz II, Inc. subsidiary.

                                  WEIS MARKETS, INC.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (continued)

OPERATING RESULTS (continued)

        The effective tax rate for the second quarter of 1998 was 35.2% compared with 36.5% in 1997. Year-to-date, the effective tax rate is 36.4% compared to 35.8% last year. The increase in the provision for income taxes for the current year was caused primarily by the capital gain generated from the sale of the AquaPenn stock in the first quarter.

        Net earnings for the second quarter of $16,738,000, or $.40 per diluted share, compared with $18,792,000, or $.45 per diluted share, in 1997. Year-to-date earnings of $43,356,000 or $1.04 per diluted share, compares with $37,029,000, or $.88 per diluted share in 1997.

        Weis Markets currently operates 154 grocery stores in six states:
Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. It also owns SuperPetz, a pet-supply superstore chain with 42 units in eleven states and Weis Food Service, an institutional food service company based in Northumberland PA.

        The Company's capital expenditure plan calls for the construction of eleven superstores, the expansion of eleven units and the remodel of seven
thers over an eighteen-month period.   The Company currently has superstores
under construction in Lancaster PA, Glen Burnie MD, Laurel MD, Selinsgrove PA, and Franklin NJ. It is also building additions to four units and remodeling two others. The construction of a new salvage center at the Company's distribution center in Milton, PA was completed during the quarter. Several of the store projects were delayed in the second quarter due to a slow approval process. The Company continues to look for acquisitions in current markets and in markets contiguous to its trade area.

LIQUIDITY AND CAPITAL RESOURCES

        The Company generated $69,975,000 in cash flows from operating activities for the six- month period ended June 27, 1998 compared to $46,021,000 in the first half of 1997. Working capital has increased $25,304,000 or 5.4% since the beginning of this year. Inventory has been reduced $26,415,000 since the beginning of the year. Warehouse inventory has been reduced by $15,656,000 and inventories at store level have been reduced $9,041,000. Store inventories are at nearly the same level as this time last
year, but the warehouse stock is lower by $9,202,000.   The company's funding
requirements in both years were financed entirely from internally generated funds.

        Net cash used in investing activities in the first half of 1998 amounted to $46,399,000 compared to $11,060,000 in 1997. Capital expenditures for the first half of the year totaled $28,200,000, as compared to $27,947,000 in the first half of 1997. At the beginning of this year, the Company announced plans to invest $127,500,000 on new, relocated and expanded stores to open in 1998 and 1999 and to make improvements necessary to maintain current facilities and systems. There have been delays in a number of store projects originally planned for completion in the second quarter. Proceeds from the sale of AquaPenn stock during the first quarter of this year totaling $21,871,000 were used to purchase other marketable securities. Treasury Stock purchases totaling $40,000 in the first half of 1998 compare to purchases of $7,374,000 in the first half of 1997. The Board of Directors 1996 resolution authorizing the purchase of Treasury Stock has a remaining balance of 663,085 shares.

        Cash dividends of $10,026,000 were paid during the quarter to holders of common stock at a rate of 24 cents per share. Year-to-date cash dividends paid to holders of common stock amounts to $20,051,000. The Board of Directors recently declared a 4.2% increase in the quarterly dividend up from 24 cents per share to 25 cents per share. The dividend will be payable to holders of record as of August 7, 1998, payable August 21, 1998.

                                   WEIS MARKETS, INC.
                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

        On May 19, 1998, Giant Food Inc. (AMEX: GFSa) announced that it had accepted an offer from Koninklijke Ahold N.V. (NYSE: AHO) to purchase all of the outstanding shares of Class A Common Stock for USD $43.50 per share in
cash.   Weis Markets, Inc. has tendered all  513,400 common shares it held to
The Bank of New York, as depositary for the offer.   Completion of the tender
offer and the acquisition of the shares are subject to obtaining necessary regulatory approvals. On July 31, 1998, Ahold announced that it extended its tender offer until 5:00 p.m. New York City time, on August 14, 1998.

        Management believes that the company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program. The corporation has no other commitment of capital resources as of June 27, 1998.

FORWARD-LOOKING STATEMENTS

        In addition to historical information, this 10-Q Report may contain forward-looking statements. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the retail industry; the regulatory environment; rapidly changing technology and competitive factors, including increased competition with regional and national retailers; and price pressures. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof.
The Corporation undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Corporation files periodically with the Securities and Exchange Commission.

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 27, 1998.






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