Form 10-Q/A
period 1998-06-27
WEIS MARKETS INC
filed 1998-08-11
CIK 105418

FORM 10-Q/A
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

Amendment #1 is being filed to correct Part I, Notes to Consolidated Financial Statements, Note 7.

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
                            =======      =======     =======        =======

7. Certain amounts in the 1997 financial statements have been reclassified to conform with current year presentation. Net income for the period ended
June 28, 1997, has been adjusted to reflect the tax effected impact on pension cost associated with a retroactive pension plan amendment (increasing the operating,general and administrative expenses by $5,737,000), and the gain on sale of an investment asset (increasing investment income by $5,608,000). The net effect on provision for income taxes and net income was a decrease of $278,000 and $391,000 respectively.

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