Form 10-Q
period 1998-09-26
WEIS MARKETS INC
filed 1998-11-10
CIK 105418

FORM 10-Q
                             SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549


                           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended                   September 26, 1998

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

                        Yes    X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                           41,769,046  shares
                                              (Outstanding at end of period)

                               WEIS MARKETS, INC.

                                     INDEX





                                                                    Page No.

 Part I - Financial Information

 Consolidated Balance Sheets -
  September 26, 1998 and December 27, 1997                             2


 Consolidated Statements of Income
  Nine Months Ended September 26, 1998
  and September 27, 1997                                               3

 Consolidated Statements of Cash Flows -
  Nine Months Ended September 26, 1998
  and September 27, 1997                                               4

 Notes to Consolidated Financial Statements                            5

 Management's Discussion and Analysis
  of Financial Condition and Results of Operations                     6


Part II - Other Information

Other Information and Signatures                                      10


                           PART I - FINANCIAL INFORMATION
                                 WEIS MARKETS, INC.

                             CONSOLIDATED BALANCE SHEETS
                                (dollars in thousands)
                             September 26, 1998           December 27, 1997
                                 (unaudited)                  (unaudited)
Assets
Current:
 Cash                           $      5,996                $      3,133
 Marketable securities               417,916                     374,117
 Accounts receivable, net             29,732                      32,609
 Inventories                         136,545                     161,825
 Prepaid expenses                      2,839                       4,149
                                   _________                   _________
   Total current assets              593,028                     575,833

 Property and equipment, net         390,003                     365,197
 Intangible and other assets, net     21,472                      30,722
                                   _________                   _________
                                $  1,004,503                $    971,752
                                   =========                   =========

Liabilities
Current:
 Accounts payable               $     54,708                $     68,788
 Accrued expenses                      9,422                       9,257
 Accrued self-insurance               13,641                      11,911
 Payable to employee benefit plans     7,939                       8,134
 Income taxes payable                  8,219                       3,969
 Deferred income taxes                 6,157                       2,212
                                   _________                   _________
    Total current liabilities        100,086                     104,271

Deferred income taxes                 19,202                      20,148

Shareholders' Equity
 Common stock, no par value,
  100,800,000 shares authorized,
  47,448,429 and 47,447,429 shares
  issued, respectively                 7,446                       7,420
 Retained earnings                   991,718                     960,419
 Accumulated other
  comprehensive income
  (Net of deferred taxes
  of $14,171 in 1998 and
  $9,417 in 1997)                     19,981                      13,278
                                   _________                   _________
                                   1,019,145                     981,117

 Treasury stock, at cost,
  5,679,383 and 5,675,322
  shares, respectively              (133,930)                   (133,784)
                                   _________                   _________
   Total shareholders' equity        885,215                     847,333
                                   _________                   _________
                                $  1,004,503                $    971,752
                                   =========                   =========

See accompanying notes to consolidated financial statements.

                                   2

                               WEIS MARKETS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                 (dollars in thousands except per share amounts)
                          Three months ended            Nine months ended
                   Sept. 26, 1998  Sept. 27, 1997  Sept. 26, 1998 Sept. 27, 1997
Net sales          $   463,296     $   444,743     $ 1,375,585    $ 1,348,474
Cost of sales,
 including warehousing
 and distribution
 expenses              345,626         329,847       1,028,864      1,006,124
                     _________       _________       _________      _________
  Gross profit
   on sales            117,670         114,896         346,721        342,350

Operating, general and
 administrative
 expenses               97,441          92,195         286,367        282,527
                     _________       _________       _________      _________
  Income from
   operations           20,229          22,701          60,354         59,823

Investment income        4,433           4,356          27,186         17,804

Other income             5,305           2,933          10,556         10,071
                     _________       _________       _________      _________
  Income before
   provision for
   income taxes         29,967          29,990          98,096         87,698

Provision for
 income taxes           11,531          10,845          36,303         31,523
                     _________       _________       _________      _________
  Net income       $    18,436     $    19,145     $    61,793    $    56,175
                     =========       =========       =========      =========
Weighted average
 number of common
  shares
  outstanding       41,777,807      41,789,510      41,779,308     41,864,063
                     =========       =========       =========      =========
Cash dividends
 per common share  $      0.25     $      0.24    $       0.73    $      0.70
                     =========       =========       =========      =========
Basic and diluted
 earnings per
 share             $      0.44     $      0.46    $       1.48    $      1.34
                     =========       =========       =========      =========

See accompanying notes to consolidated financial statements.



                              WEIS MARKETS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                            (dollars in thousands)
                                                   Nine Months Ended
                                            Sept. 26, 1998    Sept.  27, 1997
Cash flows from operating activities:
 Net income                                 $    61,793       $     56,175
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                   28,120             28,898
  Amortization                                    6,324              3,267
  (Gain) loss on sale of fixed assets              (148)               135
   Gain on sale of marketable securities           ---              (5,068)
   Gain on sale of AquaPenn stock               (14,210)              ---
   Changes in operating assets and liabilities:
    Decrease in inventories                      25,280              7,253
    Decrease in accounts receivable
     and prepaid expenses                         4,187              3,286
    Decrease in accounts payable
     and other liabilities                      (12,380)           (11,431)
    Increase in income taxes payable              4,250              4,537
    Decrease in deferred income taxes            (1,755)            (1,015)
                                               ________           ________
     Net cash provided by operating
      activities                                101,461             86,037

Cash flows from investing activities:
 Purchase of property and equipment             (55,709)           (45,117)
 Proceeds from the sale of
  property and equipment                            371                 19
 Purchase of marketable securities             (108,474)          (102,024)
 Proceeds from maturities of
  marketable securities                          76,130            100,494
 Proceeds from sale of marketable securities      ---                8,122
 Proceeds from the sale of AquaPenn stock        21,871               ---
 Increase in intangible assets and
  other assets                                   (2,173)            (1,905)
                                               ________           ________
  Net cash used in investing activities         (67,984)           (40,411)

Cash flows from financing activities:
 Proceeds from issuance of common stock              26               ---
 Dividends paid                                 (30,494)           (29,322)
 Purchase of treasury stock                        (146)            (8,235)
                                               ________           ________
  Net cash used in financing activities         (30,614)           (37,557)

Net increase in cash                              2,863              8,069
Cash at beginning of period                       3,133              2,878
                                               ________           ________
Cash at end of period                       $     5,996        $    10,947
                                               ========           ========
Cash paid during the period for:
Interest expense                            $         0        $         0
                                               ========           ========
Income taxes                                $    33,808        $    28,001
                                               ========           ========

See accompanying notes to consolidated financial statements.
                                              4

                                 WEIS MARKETS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

(1) Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's latest annual report on Form 10-K.

Impact of Recently Issued Accounting Standards: As of December 28, 1997, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

Restatements: Certain amounts in the 1997 financial statements have been reclassified to conform with current year presentation. Year-to-date net income for the period ended September 27, 1997, has been adjusted to reflect the tax effected impact on pension cost associated with a retroactive pension plan amendment (increasing the operating, general and administrative expenses by $5,737,000), and the gain on sale of an investment asset (increasing investment income by $5,068,000). The net effect on provision for income taxes and net income was a decrease of $278,000 and $391,000 respectively.

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended September 26, 1998 and September 27, 1997 are as follows:

                               Three Months Ended          Nine Months Ended
(dollars in thousands)     09/26/98      09/27/97      09/26/98       09/27/97
Net Income                 $  18,436    $  19,145     $  61,793      $  56,175
Unrealized gains (losses)
 on marketable securities      2,268           33         6,703           (120)
Less: reclassification
 adjustment for gains
 included in net income            0            0             0         (2,965)
                             _______      _______       _______        _______
Comprehensive income       $  20,704    $  19,178     $  68,496      $  53,090
                             =======      =======       =======        =======

(3) Property and Equipment
Property and equipment, as of September 26, 1998, and December 27, 1997, consisted of:

                            Useful Life
(dollars in thousands)       (in years)          1998               1997
Land                                        $    58,295        $    52,612
Buildings and improvements      10-60           278,164            253,543
Equipment                        3-12           399,357            378,400
Leasehold improvements           5-20            67,239             63,814
                                                _______            _______
 Total, at cost                                 803,055            748,369
Less accumulated depreciation
 and amortization                               413,052            383,172
                                                _______            _______
                                            $   390,003        $   365,197
                                                =======            =======

                               WEIS MARKETS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Total sales for the third quarter ended September 26, 1998, increased 4.2% to $463,296,000 compared to $444,743,000 last year. Year-to-date sales increased 2.0% to $1,375,585,000 compared to $1,348,474,000 in 1997.
Same-store sales increased 3.3% for the quarter and 1.1% year-to-date. The Company has increased its promotional spending in order to increase sales in a period of deflation in the grocery food sector. Management does not anticipate significant changes in food inflation or the competitive environment in the fourth quarter of this year.

      Gross profit of $117,670,000 at 25.4% of sales increased $2,774,000, or 2.4% versus the same quarter last year. The increase in gross profit dollars were generated primarily from the higher sales volume, as the gross profit rate decreased .4% compared to the third quarter of last year. Year-to-date gross profit of $346,721,000 at 25.2% increased $4,371,000 or 1.3% compared to last year. Gross profit as a percentage of sales decreased
 .2% for the first three quarters of the year.

      Third quarter operating, general and administrative expenses of $97,441,000 at 21.0% of sales were $5,246,000 or 5.7% higher than the same quarter last year. As a percentage of sales, operating expenses increased
 .3%. During the current quarter, the Company negotiated a settlement with a guarantor for non-performance by a lessee. Company management concluded that related intangible assets no longer had value. Management further determined that certain other unrelated intangible assets exceeded future benefits. In accordance with generally accepted accounting principles, management reduced the carrying amount of these assets by $2,789,000 to their fair value in the third quarter.

      Increased labor, benefits and occupancy costs contributed to the rise in the Company's third quarter operating expenses. Labor and benefit costs continued to affect net income in the third quarter due to a tight employment market and the need for additional employees in newer units, which are larger and have more service departments. Fixed occupancy costs have also increased as new stores have been built and older existing stores enlarged and/or remodeled under the Company's aggressive capital improvement plan. As a percentage of sales, the Company has invested 4.4%, 5.4%, and 3.5% in capital improvements in 1995, 1996 and 1997 respectively. Published results show the grocery industry on average spent less than 3.0% in each of these same three years. Through three quarters of this year, the Company has invested in capital improvements at the rate of 4.0% of sales.

      Year-to-date operating, general and administrative expenses of $286,367,000 at 20.8% of sales compare with $282,527,000 at 21.0% through the first three quarters of 1997. Second quarter 1997 earnings reflect a one-time charge of $5,737,000 for pension cost associated with a retroactive pension plan amendment. Discounting the impact of the pension charge in 1997 and the write-off of noncurrent assets in 1998, operating expenses increased by $6,788,000 or 2.5% compared to last year. The increased year-to-date operating expenses are primarily attributable to higher labor, benefits and occupancy costs as other operating expense increases were directly related to and proportional with the sales increase.

      Investment income of $4,433,000 at 1.0% of sales decreased $77,000, or 1.8%, versus the same quarter last year. As a percentage of sales, interest and dividend income remained constant in the third quarter compared to last year. Year-to-date interest and dividend income of $27,186,000 increased $9,382,000 or 52.7% versus the first three quarters of 1997. The second quarter 1997 investment income reflects a $5,068,000 pretax gain on the sale of an investment asset. In the first quarter of 1998, the Company sold its interest in AquaPenn Spring Water Co., Inc. during that company's initial public offering on the NYSE(NYSE: APN) at a pretax gain of $14,210,000. Discounting these one-time credits, year-to-date investment income has increased $240,000 or 1.9% for the year and is equal to last year as a percentage of sales.

                               WEIS MARKETS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

OPERATING RESULTS (continued)

      Other income for the quarter of $5,305,000 at 1.1% of sales increased $2,372,000, or 80.9% compared to the same quarter last year. As previously mentioned, the Company negotiated a settlement with a guarantor for non-performance by a lessee for $2,450,000. A gain on the sale of property of $305,000 was also realized during the third quarter. The 1997 results for the quarter included a minority interest credit related to SuperPetz, Inc. of $394,000. Year-to-date, other income of $10,556,000 at .8% of sales increased $485,000 or 4.8% compared to the same period in 1997. In the first three quarters of 1997, the Company increased pretax earnings by $1,647,000 for the 20% minority interest portion of the SuperPetz net losses. The Company now records 100% of the associated subsidiary losses on its consolidated financial statements as it has completed the merger of the 80% held
SuperPetz, Inc. into its 100% held SuperPetz II, Inc. subsidiary.

      The effective tax rate for the third quarter of 1998 was 38.5% compared with 36.2% in 1997. Year-to-date, the effective tax rate is 37.0% compared to 35.9% last year. Intangible assets written down to fair value during the third quarter of 1998 are not tax deductible. The effective tax rate also continues to rise as the tax-free municipal bond portfolio declines due to the Company's aggressive capital expenditure program.

      Net earnings for the third quarter of $18,436,000, or 44 cents per share, compared with $19,145,000, or 46 cents per share, in 1997. Year-to-date earnings of $61,793,000 or $1.48 per share compare with $56,175,000 or $1.34 per share in 1997.

      During the third quarter the Company acquired an independent supermarket located in Shippensburg, PA, replaced a small grocery store in Lancaster, PA with a new superstore and opened a new superstore in Glen Burnie, MD. In addition, the Company completed the expansion of units in Lansdale, PA, Manheim, PA, Westminster, MD, and Perry Hall, MD, and a remodel in Martinsburg, WV. Weis Markets, Inc. is currently finishing the construction of new superstores in Selinsgrove, PA and Franklin, NJ, which are expected to open in the fourth quarter of this year.

      Weis Markets, Inc. currently operates 157 stores in six states:
Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. It also owns Weis Food Service, an institutional food service company and SuperPetz, a pet-supply superstore chain with 42 units in eleven states.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated $101,461,000 in cash flows from operating activities for the nine-month period ended September 26, 1998 compared to $86,037,000 through September 27, 1997. Working capital has increased $21,380,000 or 4.5% since the beginning of this year. Inventory has been reduced $25,280,000 compared to the beginning of this year.

      Net cash used in investing activities in the first three quarters of 1998 amounted to $67,984,000 compared to $40,411,000 in 1997. Year-to-date capital expenditures totaled $55,709,000, as compared to $45,117,000 during the same period in 1997. Proceeds from the sale of AquaPenn stock during the first quarter of this year totaling $21,871,000 were used to purchase other marketable securities. Year-to-date treasury stock purchases totaling
$146,000 compares with $8,235,000 in purchases made through the third quarter of 1997. The Board of Directors' 1996 resolution authorizing the purchase of treasury stock has a remaining balance of 660,124 shares.

                               WEIS MARKETS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

      Cash dividends of $10,443,000 were paid during the quarter to holders of common stock at a rate of 25 cents per share, an increase of 4.2% per share. Year-to-date cash dividends paid to holders of common stock amounts to $30,494,000 compared with $29,322,000 in 1997. At a regularly scheduled meeting, the Board of Directors declared a normal 25 cents per share dividend for holders of record as of November 6, 1998, payable on November 20, 1998.

     On May 19, 1998, Giant Food Inc. (AMEX: GFSa) announced that it had accepted an offer from Koninklijke Ahold N.V. (NYSE: AHO) to purchase all of the outstanding shares of Class A Common Stock for USD $43.50 per share in cash. Weis Markets, Inc. tendered all 513,400 of its common shares to The
Bank of New York, as depository for the offer. Completion of the tender offer was concluded on October 28, 1998, after the end of the Company's third quarter. The Company received the funds on November 2, 1998 and will realize a pretax gain of $16,062,000 on the sale of this stock in the fourth quarter of 1998.

     Management believes the Company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, dividend requirements, self-insurance programs, possible acquisitions, the purchase of treasury stock, and the continuing expansion program. The Company has no other commitment of capital resources as of September 26, 1998.

YEAR 2000 COMPLIANCE

      The Year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year within its calculations. In 1995, the Company began evaluating its information technology systems and various other systems in order to identify and adjust date sensitive systems for Year 2000 compliance. In 1996, a project group comprised of management from various areas within the organization was established to coordinate the Company's Year 2000 compliance efforts. The project group is also working with the Company's various suppliers and contractors to determine their Year 2000 compliance status and to monitor their compliance progress. Bi-weekly updates and periodic status reports from the project group keep executive management informed of the team's progress.

      The Company's Year 2000 project group has completed its assessment of all systems that could be significantly affected by the Year 2000. Approximately 80% of the remediation, testing and implementation has been completed on both software and hardware systems used within the Company. Outside consultants are being utilized as needed.

      All software and hardware reprogramming, replacement, testing and implementation are scheduled for completion by June 30, 1999. Management believes a critical area affected by this problem is the Company's central merchandise buying system, which is being replaced. The replacement buying applications have been installed and tested. User training and integration with other core business applications is currently in progress. Utilization of the new buying system is scheduled to begin in February of 1999.

     The Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's operations and feels its own efforts will result in full compliance. Management has estimated that total Year
2000 remediation expenditures will cost $2.0-2.5 million and therefore, should not have a material impact on the results of operations or on the liquidity and capital resources of the Company. Normal maintenance and modification costs are being expensed as incurred and acquisition cost of new software or hardware is being capitalized and written off over the expected useful life of the asset.

                               WEIS MARKETS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)

YEAR 2000 COMPLIANCE (continued)

      Management believes it has an effective program in place to resolve its Year 2000 issue in a timely manner. The Year 2000 project group is in the process of establishing a contingency plan to provide for viable alternatives to ensure that the Company's core business operations are able to continue in the event of a Year 2000 related systems failure. The impact on business operations from failure by the Company to achieve compliance or failure by external entities that the Company does not control could potentially have a material adverse effect on the Company's future results of operations.

FORWARD-LOOKING STATEMENTS

      In addition to historical information, this 10-Q Report may contain forward-looking statements. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the retail industry; the regulatory environment; rapidly changing technology and competitive factors, including increased competition with regional and national retailers; and price pressures. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 26, 1998






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