Form 10-K
period 1998-12-26
WEIS MARKETS INC
filed 1999-03-10
CIK 105418

UNITED STATES
                      SECRITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 26, 1998	Commission file number 1-5039

                                WEIS MARKETS, INC.
              (Exact name of registrant as specified in its charter)

               Pennsylvania                              24-0755415
    (State or other jurisdiction of           (IRS Employee Identification No.)
     incorporation or organization)

    1000 South Second Street, Sunbury, PA                      17801
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          717-286-4571

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $835,951,000. Shares of common stock outstanding as of February 05, 1999 - 41,755,813.

The index to Exhibits is located in Part IV, Item 14(c).

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 1998 Weis Markets, Inc. Annual Report to Shareholders are incorporated by reference in Part II and Part IV of this Form 10-K.

Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 4, 1999 are incorporated by reference in Part III of this Form 10-K.

                               WEIS MARKETS, INC.

                                     PART I

Item 1.      Business:

(a) Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the Company's business during fiscal 1998.

(b) The principal business activity which the Company has been engaged in for the last five fiscal years is the retail sale of food.

(c)(1)(i) The Company operates 131 retail food markets in Pennsylvania, 19 in Maryland, 2 in New Jersey, 3 in New York, 2 in Virginia, and 1 in West Virginia. The stores trade under the name Weis Markets, except for 18 Pennsylvania stores which trade as Mr. Z's Food Mart, 6 Pennsylvania stores which trade as King Supermarkets, 4 Pennsylvania stores which trade as Save A Lot, 3 Pennsylvania stores which trade as Scot's Lo Cost, 1 Pennsylvania store which trades as Cressler's Marketplace, and 1 Pennsylvania store which trades as Big Top Market. During the past fiscal year, 6 new stores were opened, one of which was a replacement for an older unit. One store was closed for remodel and expansion. The Company also owns and operates Weis Food Service, a restaurant and institutional supplier. SuperPetz, a pet supply chain, operated 2 stores in Alabama, 1 store in Georgia, 1 store in Indiana, 1 store in Kentucky, 1 store in Maryland, 2 stores in Michigan, 8 stores in Ohio, 7 stores in Pennsylvania, 7 stores in South Carolina, and 6 stores in Tennessee. Seven SuperPetz stores were closed for financial reasons. The Company supplies its retail stores from distribution centers in Sunbury, Northumberland, and Milton, Pennsylvania. The percentage of net sales contributed by each class of similar products for each of the five fiscal years ended December 26, 1998 was:

             Year   Grocery      Meat     Produce  Pharmacy  Pet Supply  Other

             1994    59.76      14.67      11.06      4.04               10.47
             1995    58.71      14.10      11.05      4.45      2.03      9.66
             1996    56.77      13.87      10.80      4.67      4.17      9.72
             1997    56.00      13.84      11.06      5.25      4.43      9.42
             1998    55.63      13.74      11.60      5.94      4.01      9.08

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

(c)(1)(xiii) The Company has approximately 19,500 employees.

Item 2.      Properties:

             The Company owns and operates 79 of its retail food stores and leases and operates 79 stores under operating leases for varying periods of time up to the year 2025. SuperPetz leases all 36 of it's retail store locations. The Company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land which are available as locations for possible future stores or other expansion.

             The Company owns and operates one warehouse in Sunbury, Pennsylvania totaling approximately 551,000 square feet, one in Milton, Pennsylvania of approximately 1,109,000 square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet. The Company also operates an ice cream plant, meat processing plant and milk processing plant at its Sunbury location.

Item 3.      Legal Proceedings:

             Neither the Company nor any subsidiary is presently a party to, nor is any of their property subject to, any material pending legal proceedings, other than routine litigation incidental to the business.

Item 4.      Submission of Matters to a Vote of Security Holders:

             There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                                          PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters:

             "Stock Prices and Dividend Information by Quarter" on page 16 and "Stock Traded" on the inside back cover of the 1998 Weis Markets, Inc. Annual Report to Shareholders are incorporated herein by reference.

                                  WEIS MARKETS, INC.

             The approximate number of shareholders on December 26, 1998 is determined by the Company's transfer agent.

Item 6.      Selected Financial Data:

             "Five-Year Review of Operations" on page 16 of the 1998 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

             "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 and 7 of the 1998 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk:

             "Quantitative Disclosures about Market Risk" on page 16 of the 1998 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference. Qualitative disclosures about market risk is discussed within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 and 7 of the 1998 Weis Markets, Inc. Annual Report to Shareholders and is incorporated herein by reference.

Item 8.      Financial Statements and Supplementary Data:

             The following information is incorporated herein by reference from the 1998 Weis Markets, Inc. Annual Report to Shareholders: The consolidated financial statements on pages 8 through 10, the notes to consolidated financial statements on pages 11 through 15, and the independent auditors' report on page 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

             None.
                                          PART III

Item 10.     Directors and Executive Officers of the Registrant:

             "Election of Directors" on pages 4 and 5 of the Weis Markets, Inc. definitive proxy statement dated March 4, 1999 is incorporated herein by reference.

                                      WEIS MARKETS, INC.

Item 11.     Executive Compensation:

             "Board Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Retirement Plans," "Shareholder Return Performance," "Comparative Five-Year Total Returns," and "Comparative Ten-Year Income Percentages," on pages 6 through 10 of the Weis Markets, Inc. definitive proxy statement dated March 4, 1999 are incorporated herein by reference.


Item 12.     Security Ownership of Certain Beneficial Owners and Management:

             "Outstanding Voting Securities and Voting Rights" on pages 3 and
             4 of the Weis Markets, Inc. definitive proxy statement dated March 4, 1999 is incorporated herein by reference.


Item 13.     Certain Relationships and Related Transactions:

             "Compensation of Directors", "Compensation Committee Interlocks and Insider Participation", "Board Compensation Committee Report on Executive Compensation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Retirement Plans," "Shareholder Return Performance," "Comparative Five-Year Total Returns," and "Comparative Ten-
             Year Income Percentages," on pages 5 through 10 of the Weis Markets, Inc., definitive proxy statement dated March 4, 1999 are incorporated herein by reference.

                                     PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K:

             The following information is incorporated herein by reference from the 1998 Weis Markets, Inc. Annual Report to Shareholders: The consolidated financial statements on pages 8 through 10, the notes to consolidated financial statements on pages 11 through 15, and the independent auditors' report on page 15.

(a) The financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

(b) There were no reports on Form 8-K filed during the quarter ended December 26, 1998.

                                      WEIS MARKETS, INC.

(c) A listing of exhibits filed or incorporated by reference is as follows:

             Exhibit No.
             3-A       Articles of Incorporation
             3-B       By-Laws
             3-C       Amendments to the By-Laws
             10-A      Profit Sharing Plan
             10-B      Stock Bonus Plan
             10-C      Company Appreciation Plan
             10-D      Stock Option Plan
             10-E      Supplemental Employee Retirement Plan
             10-F      Executive Employment Contract
             13        Annual Report to Shareholders for the Fiscal Year
                       ended December 26, 1998
             21        Subsidiaries of the Registrant
             23        Consent of Independent Auditors
             27        Financial Data Schedule

                       Exhibits 3-A and 3-B have been filed as exhibits under
                       Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 27, 1980 and are incorporated herein by reference. Exhibit 3-C has been filed as an 8-K on January 27, 1998 and is herein incorporated by reference. Exhibits 10-A, 10-B, 10-C, 10-E and 10-F, have been filed as exhibits under Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 31, 1994 and are incorporated herein by reference.

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



Date
                                                 Robert F. Weis
                                            (Principal Financial Officer)
                                          Chairman of the Board of Directors,
                                              and Treasurer and Director



Date
                                                 Norman S. Rich
                                            (Principal Executive Officer)
                                               President and Director



Date
                                                 William R. Mills
                                         Vice President Finance, Secretary
                                                    and Director

                                                              EXHIBIT 10-D


                               WEIS MARKETS, INC.


                                     1995
                               STOCK OPTION PLAN
                               WEIS MARKETS, INC.
                      As Amended and Restated October 1, 1998



I.  Definitions.
         A. As used in this Plan the following definitions apply to the terms indicated below:
         "Board" means the Board of Directors of Weis Markets, Inc.
         "Code" means the Internal Revenue Code of 1986, as amended. "Committee" means the Executive Compensation Committee of the Board. "Company" means Weis Markets, Inc., a Pennsylvania Corporation. "Eligible employee" means any employee who is at the date of the granting of an option hereunder an executive or administrative employee of the Company or of any subsidiary corporation now or hereafter existent, and who at the time receives regular base compensation from the Company or any subsidiary, or any combination thereof, at a rate or rates aggregating $8,000 or more per year. For the purposes of this Plan the Committee shall have the authority to determine whether or not an employee is an executive or administrative employee, but these terms shall be limited to employees having administrative responsibility involving the use of judgment or discretion in the direction of the activities of others, and any other employees customarily considered as executive line or staff personnel. The determination of base compensation may be made by annualizing the regular base compensation rate in effect with respect to an employee at the payroll period last preceding the date of grant of the option. The term eligible employee shall not include an individual possessing more than ten (10) percent of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporation if such entity may exist in the future. Also, the term eligible employee shall not include a member of the Committee.
        "Incentive Stock Option" means an Option granted under the Plan pursuant to Section 422 of the Code.
        "Nonstatutory Stock Option" means an Option granted under the Plan which does not qualify under Section 422 of the Code.
        "Option" means an option for the purchase of Shares under the Plan. Each Option shall be represented by an Option certificate in such form, not inconsistent with the Plan, as the Committee may authorize for general use or for specific cases from time to time, which shall be executed by the Company and the Participant, provided that each Option certificate shall specify whether the underlying Option is intended to be an Incentive Stock Option or a Nonstatutory Stock Option.
        "Option period" means a period of time expressed in months from the date of grant of an Option, during which an Option becomes exercisable by its terms.
        "Participant" means any holder of an Option granted under the Plan. "Plan" means this stock option plan.
        "Shares" means shares of the Company's capital stock reserved for the purposes of the Plan.

                               WEIS MARKETS, INC.
                               STOCK OPTION PLAN
                                  (continued)
         B. An Option shall be effectively "granted" under this Plan on the date specified by the Committee, provided however that grants of Options under the Plan are subject to approval by the Board. Any recipient of an Option who serves on the Board shall abstain from any discussion or vote concerning the grant of any Options.
         C. As used herein the masculine includes the feminine and the plural includes the singular.

II.  Shares Subject to the Plan.
	There may be issued pursuant to the Plan Options for the Purchase of not more than 300,000 Shares. In the event of any change in the Shares, as a result of recapitalization, stock split, combination of shares or stock dividend (but in the case of a stock dividend only if and to the extent that all of such stock dividends within one fiscal year shall increase the number of outstanding shares by more than 5%), appropriate adjustment shall be made in the total number of Shares to which the Plan relates, in the number of Shares allocable to any one employee pursuant to Options, and in the number of Shares subject to outstanding unexercised Options, and with respect to the purchase price per Share payable upon exercise, so as to prevent undue appreciation or dilution of the rights conferred by any Option, or of the Shares reserved for the purposes of the Plan. No adjustment or substitution provided for in this Section II shall require the Company to issue or sell a fraction of a Share or other security. Accordingly, all fractional Shares or other securities which result from any such adjustment or substitution shall be eliminated and not carried forward to any subsequent adjustment or substitution. If any such adjustment or substitution provided for in this
Section II requires the approval of shareholders in order to enable the Company to grant Incentive Stock Options, then no such adjustment or substitution shall be made without the required shareholder approval. Notwithstanding the foregoing, in the case of Incentive Stock Options, if the effect of any such adjustment or substitution would be to cause the Option to fail to continue to qualify as an Incentive Stock Option or to cause a modification, extension or renewal of such Option within the meaning of
Section 424 of the Code, the Committee may elect that such adjustment or substitution not be made but rather shall use reasonable efforts to effect such other adjustment of each then outstanding Option as the Committee, in its discretion, shall deem equitable and which will not result in any disqualification, modification, extension or renewal (within the meaning of Section 424 of the Code) of such Incentive Stock Option.

III.  Allocation of Shares.
	The Committee may at any time during the term of this Plan allocate Shares to any eligible employee under and pursuant to an Incentive Stock Option and/or a Nonstatutory Stock Option, subject to prior allocation of Shares under previously granted Options to the same or other persons and provided that Incentive Stock Options and Nonstatutory Stock Options may not be granted in tandem. The aggregate number of Shares allocable to any one employee, pursuant to one or more Options, shall not exceed 20,000 Shares in any one calendar year. Notwithstanding any other provision contained in the Plan or in any Option certificate, the aggregate fair market value, determined as provided in Section V of the Plan on the date of grant, of the Shares with respect to which Incentive Stock Options are exercisable for the first time by an employee during any calendar year under all plans of the corporation employing such employee, any parent or subsidiary corporation of such corporation and any predecessor corporation of any such corporation shall not exceed $100,000. If any Option is canceled, or terminates or lapses in whole or in part for any reason other than the termination of the Plan as a whole, any number of Shares not purchased thereunder shall forthwith become available again for allocation under new Options in accordance with the Plan.

                               WEIS MARKETS, INC.
                               STOCK OPTION PLAN
                                  (continued)


IV.  Plan Term.
	Subject to the provisions hereinafter contained relating to amendment or discontinuance, this Plan shall continue in effect until December 31, 2004;
and no Option may be granted hereunder after such date, which is less than ten years from the earlier of the date of the adoption of the Plan by the Board and its approval by the shareholders of the Company. The effective date of the Plan shall be February 1, 1995.

V.  Option Price.
	The price at which the Shares may be purchased pursuant to any Option shall be 100% of the fair market value of the Shares on the date of the grant. The "fair market value" of Shares on any day shall be determined by the Committee in any proper manner in accordance with the following paragraph, including determinations based upon the quotations for the Company's stock on any national securities exchange on which it may be listed at the time, or upon the opinions of one or more brokerage firms.
	For all purposes under the Plan, fair market value of the Shares shall be the mean between the following prices, as applicable, for the date as of which fair market value is to be determined as quoted in The Wall Street Journal (or in such other reliable publication as the Committee, in its discretion, may determine to rely upon): (a) if the Shares are listed on the New York Stock Exchange, the highest and lowest sales prices per share of the Shares as quoted in the NYSE-Composite Transactions listing for such date, (b) if the Shares are not listed on such exchange, the highest and lowest sales prices per share of Shares for such date on (or on any composite index including) the principal United States securities exchange registered under the Securities Exchange Act of 1934 on which the Shares are listed, or (c) if the Shares are not listed on any such exchange, the highest and lowest sales prices per share of Shares for such date on the National Association of Securities Dealers Automated Quotations System or any successor system then in use ("NASDAQ"). If there are no such sale price quotations for the date as of which fair market value is to be determined but there are such sale price quotations within a reasonable period both before and after such date, then fair market value shall be determined by taking a weighted average of the means between the highest and lowest sales prices per share of the Shares as so quoted on the nearest date before and the nearest date after the date as of which fair market value is to be determined. The average should be weighted inversely by the respective numbers of trading days between the selling dates and the date as of which fair market value is to be determined. If there are no such sale price quotations on or within a reasonable period both before and after the date as of which fair market value is to be determined, then fair market value of the Shares shall be the mean between the bona fide bid and asked prices per share of the Shares as so quoted for such date on NASDAQ, or if none, the weighted average of the means between such bona fide bid and asked prices on the nearest trading date before and the nearest trading date after the date as of which fair market value is to be determined, if both such dates are within a reasonable period. The average is to be determined in the manner described above in this Section V. If the fair market value of the Shares cannot be determined on the basis previously set forth in this Section V on the date as of which fair market value is to be determined, the Committee shall in good faith determine the fair market value of the Shares on such date. Fair market value shall be determined without regard to any restriction other than a restriction which, by its terms, will never lapse.

VI.  Option Period.
	No Option hereunder shall be exercisable after the expiration of ten
(10) years from the date such Option is granted.

                               WEIS MARKETS, INC.
                               STOCK OPTION PLAN
                                  (continued)

VII.  Conditions Relating to Exercise.
	A. No Option shall be transferable by the grantee thereof otherwise than by will or the laws of descent and distribution.
	B. All Options granted hereunder shall be exercisable during the lifetime of the grantee only by him.
	C. Subject to the foregoing, any Option granted pursuant to the Plan shall be exercisable immediately and to the extent exercisable at any time may be exercised in whole or in part, and the Option shall be no longer exercisable after a period of ten (10) years from the date such Option is granted.
	D. Payment for Shares purchased shall be made in full in cash upon exercise.
	E. Certificates for Shares purchased shall be issued and delivered at the time when the Option is exercised and payment therefor is received by the Company.
	F. An Option shall be exercised by delivering to the Company (or, if mailed to the Company, upon receipt by the Company), at 1000 South Second Street, Sunbury, Pennsylvania, a written notice signed by the Participant stating the number of Shares the Participant desires to purchase, enclosing payment or instructions for delivery against payment for such Shares at the Option price then in effect provided, that for purposes of determining whether any Options have been timely exercised, no Option shall be considered exercised until the Company actually receives the exercise price.
	G. Any person exercising an Option shall comply with all regulations and requirements of any Governmental authority having jurisdiction over the issuance or sale of capital stock of the Company, and as a condition to receiving any Shares shall execute all such instruments as the Company in its sole discretion may deem necessary or advisable.
	H. The Company may stamp, type or print upon any certificate issued pursuant to exercise of any Option any legend deemed proper by the Company, in its sole judgment and discretion, for the purpose of permitting it to comply, or to facilitate its compliance, with any and all provisions of law now or hereafter in force with respect to the issue or transfer of or reporting with respect to any Shares issued pursuant to an Option.

VIII.  Termination of Employment.
        In the event of termination of a Participant's employment for any cause other than death or dismissal for conduct injurious to the Company's business or interests (as determined by the Board or Committee), the Participant may exercise any portion of the Option, not theretofore exercised, which has or under the terms of the Option become exercisable before the Participant's termination of employment, before the expiration of three months following the date of termination of his employment plus such additional portion or portions, if any, as the Participant may be permitted to exercise with the specific consent of the Committee; provided, however, that if the Participant shall engage in any conduct injurious to the Company's business or interests in any material way (as determined in the sole discretion of the Board or Committee), then all rights under the Option shall forthwith lapse and terminate.

                               WEIS MARKETS, INC.
                               STOCK OPTION PLAN
                                  (continued)

IX.  Rights in the Event of Death.
	In the case of the death of a Participant, any Option then held by him, which shall not have lapsed or terminated prior to death, shall continue in force and shall be exercisable from time to time, to the same extent as though the decedent had remained alive for the entire period of the Option, by this executor, administrator, legatees or distributees of his estate (his "successors"); provided, however, that if his successors shall engage in any conduct injurious to the business or interests of the Company in any material way (as determined in the sole discretion of the Board or Committee), then all rights under the Option shall forthwith lapse and terminate.

X.  Powers of the Committee.
	Except as provided in Section I.B. of the Plan, the Plan shall be administered by the Committee, subject to the general supervision of the Board. The Board is hereby authorized subject to the provisions of the Plan to prescribe, amend and rescind rules and regulations of general application relating to the Plan and to make all other determinations (except as aforesaid) necessary or advisable for its administration. Any power granted to the Committee (except as aforesaid), either in this Plan or by the Board, may at any time be exercised by the Board.

XII.  Amendment and Discontinuance.
	A. The Board is authorized to make such amendments to the Plan as shall be necessary to bring it into conformity with any regulation of any Governmental body having jurisdiction, and may otherwise alter the Plan subject, however, to prior or subsequent approval by the shareholders of the Company if the amendment would decrease the Option price or increase the number of Shares included in the Plan or the number allocable to any one person, or make any change in the class of employees eligible to receive Incentive Stock Options under the Plan, or would involve any factor which in the opinion of counsel for the Company might affect qualification under the Code in effect at the time or compliance with applicable SEC regulations. The Board may at any time suspend or discontinue the Plan. No action of the Board or shareholders may increase or may impair any Option granted under the Plan except as herein provided.
	B. In the event of merger or consolidation of the Company into any other corporation, or in the event of the adoption of a Plan of complete or partial liquidation by requisite vote of the shareholders of the Company, the Plan and all outstanding Options shall terminate on the effective date of such merger or consolidation, or upon a date specified by the Board in case of a liquidation, provided that the Company shall make reasonable efforts to induce any corporate successor or prospective successor to assume all outstanding unexercised Options, with equitable adjustments of the Option price and number of Shares purchasable thereunder in light of the securities of the successor issued in the merger or consolidation.
	C. Neither the Company nor any director or officer shall be liable to any person for anything done or omitted in administration of the Plan or any Option. The issuance of stock upon proper and timely exercise of any Option may be compelled by an order of specific performance by any court of competent jurisdiction provided, however, that the obligation of the Company to issue Shares under the Plan shall be subject to (i) the effectiveness of a registration statement under the Securities Act of 1933, as amended, with respect to such Shares, if deemed necessary or appropriate by counsel for the Company, (ii) the condition that the Shares shall have been listed (or authorized for listing upon official notice of issuance) upon each stock exchange, if any, on which the Shares may then be listed and (iii) all other applicable laws, regulations, rules and orders which may then be in effect.

                                                              EXHIBIT 13

                              WEIS MARKETS, INC.
                                (cover page)

growing

bigger                             (This area contains a picture of the exterior
                                    and interior of a superstore simultaneously under construction and after completion.)
& better




Weis Markets, Inc.

1998 Annual Report

                              Sustained Growth


(This area contains three pictures. Interior pictures of a new Weis Markets superstore's Delicatessen, Produce and Bakery area. The background is of a superstore under construction.)


       In 1965, Weis Markets, a small regional supermarket company, went public on the New York Stock Exchange (WMK: NYSE). At the time, Weis Markets employed 2,000 people, operated 52 stores throughout Central Pennsylvania and generated sales of $111 million.

       Over the next four decades, the Weis Markets story would be one of sustained growth and profitability. Today, Weis Markets employs over 19,500 people and operates 158 stores in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. In 1998, the Company's total sales were $1,867,492,000.

       However, a storied past is no guarantee of future success. Today, sustained growth and adaptability to changing customer needs are the keys to maintaining success in the marketplace. Throughout 1998, Weis Markets met both challenges as it created value for its customers and shareholders.

                                  Financial
                                  Highlights

          Net Sales                                       Shareholders'
        (in billions)                                        Equity
                                                         (in millions)

(This area contains a 5-year bar graph 	(This area contains a 5-year bar graph
 of Net Sales from 1994 through 1998.)  of Shareholders Equity at the end of each year, from 1994 through 1998.)

          1994    $1.557                              1994    $762
          1995    $1.646                              1995    $792
          1996    $1.753                              1996    $819
          1997    $1.819                              1997    $847
          1998    $1.867                              1998    $891



         Number of                                        Number of
         Employees                                         Stores
       (in thousands)

(This area contains a 5-year bar graph   (This area contains a 5-year bar graph
 of Number of Employees at the end       of Grocery Stores in operation at the
 of each year, from 1994 through 1998.)  end each year, from 1994 through 1998.)

          1994    16,500                              1994    149
          1995    17,800                              1995    151
          1996    18,400                              1996    155
          1997    18,600                              1997    154
          1998    19,500                              1998    158


                               Financial Highlights

(dollars in thousands, except per share amounts)
For the Fiscal Years Ended December 26, 1998,
December 27, 1997, and December 28, 1996     1998         1997         1996
================================================================================
Net sales                                $ 1,867,492  $ 1,818,816  $ 1,753,246
Income before provision for income taxes     134,498      118,582      120,709
Net income                                    83,683       78,194       78,855
Cash dividends                                40,932       39,347       37,199
Shareholders' equity                         890,641      847,333      818,527
Depreciation and amortization                 46,316       43,503       38,136
Basic and diluted earnings per share            2.00         1.87         1.87
Cash dividends per share                 $       .98  $       .94  $       .88
Shares outstanding                        41,755,844   41,772,107   42,040,856
Number of grocery stores                         158          154          155
Number of pet supply stores                       36           43           43

                                Growing Value

(There is a picture in this area of Robert F. Weis, Chairman & Treasurer, and Norman S. Rich, President.)

Norman S. Rich and Robert F. Weis

Letter To Our Shareholders

We are pleased to report that earnings for Weis Markets for the 52-week fiscal year ended December 26, 1998 increased 7.0% to $83,683,000, compared to $78,194,000 in 1997. Sales in 1998 increased 2.7% to $1,867,492,000 compared to $1,818,816,000 for the previous year.  Same-store sales were up 1.5%.

Earnings per share increased $.13 to $2.00 per share, compared to $1.87 in 1997. In August, Weis Markets' Board of Directors increased the quarterly dividend for the 33rd consecutive year to $.25 per share or 4.2%. Return on equity was 9.6% and shareholder equity increased to $890,641,000, compared to $847,333,000 in 1997.

These are strong results, achieved in an intensely competitive marketplace and at a time of continued food deflation in a number of key categories. We attribute the growth in sales and earnings to the continued success of the most ambitious expansion in our company's history, a strong and varied merchandising program and a one-time gain from the sale of securities held by your company.

In 1998, we marked the fourth year of our expansion program. During the year, we built and opened superstores in Lancaster and Selinsgrove, Pennsylvania, Glen Burnie, Maryland and Franklin, New Jersey. We also completed seven store additions and six remodels. In addition, we completed the purchase of another superstore in August. As a result, we increased our retail space by 298,551 square-feet or 5.0%, more than double the rate of our growth in 1997. At year's end, our retail space totaled 6,527,244 square-feet. Also in 1998, our SuperPetz subsidiary closed seven under performing units and an additional one in early 1999.

                        Letter To Our Shareholders
                               (continued)

We also made substantial investments in our company's infrastructure and support systems in 1998. During the year, we finished the upgrade of our front-end systems throughout the chain, completing work in fifty stores. This upgrade has greatly enhanced our company's promotional and front-end capabilities.

In July, we finished the construction of a 16,500 square foot trailer salvage center for our Distribution Center in Milton, Pennsylvania. This salvage center greatly improves our ability to process the return of reusable shipping containers and clean inbound trailers in an efficient and cost-effective manner.

Overall, we invested $80.6 million in 1998 for new stores, remodels and expansions, support facilities and technology purchases. As in past years, our expansion and growth has been financed with internally generated funds. And as in past years, your company remains debt-free.

In merchandising, we successfully completed the chain-wide rollout of our Weis Club Preferred Shopper program, which we first introduced in 1996. We also introduced our new Kid's Club, which is an extension of our Preferred Shopper Program.

In 1999, we plan to accelerate our expansion program. We have already opened one superstore, a 53,088 square foot unit in Laurel, Maryland and have begun the construction of superstores in Pasadena, Maryland and Mt. Olive, New Jersey. Over the next 18 months, we hope to build 17 superstores and expand or remodel 18 others. Please note this schedule is subject to change, due to the approval process and construction schedules for individual stores.

We also plan to complete the installation of a new buying system in 1999 and expect to begin work on a new warehouse management system later in the year. Our new capital expansion budget for the next 18 months is $173,615,000, which includes all store projects, additional construction, new equipment and technology purchases. We plan to finance this new round of expansion with internally generated funds.

As we move into the final year of the 20th Century, we have much to be proud of and even more to be grateful for. We know our success would not be possible without the help and dedication of our employees' both past and present. Today, your company employs more than 19,500 associates. They are at the heart of our success. With their help, we look forward to another year of sustained growth and progress.

Robert F. Weis                                                  Norman S. Rich
Chairman and Treasurer                                              President

                              Ambitious Expansion

(This area contains three pictures: interior pictures of a new Weis Markets superstore's Pharmacy, Produce and Salad Bar areas.)

This was the fourth year of the most ambitious expansion in Weis
Markets' history. In 1998, Weis Markets invested $80.6 million to complete the construction of four superstores, acquire an additional unit, make additions to seven units and remodel six others. Since expansion commenced in 1995, your company has completed construction of 28 superstores and expanded or remodeled 47 others.

Equally important is our new store design, introduced in 1995 when our expansion began. This new design enables the Company to compete effectively against a wide rage of retailers; including other supermarkets, drug stores, mass merchandisers and fast food outlets. It offers our customers more options and increased convenience.

Another important part of convenience starts with store location. We want our stores to be part of a neighborhood's skyline. Shorter drives to the store mean convenience for our customers and repeat business. According to a recent industry study, no other class of trade sees their customers with more frequency. Today, the average customer visits a supermarket 88 times a year, compared to 34 for mass merchandisers and 16 for drug stores.

The new store design includes:
- Larger delicatessens with a pizza kitchen and an express register. Our delis offer simple, quality hot foods and variety of heat-and-serve meals for the customer in search of a quick meal. In fact, many of our stores now do a great lunch business.
- Much larger produce departments with a fresh-cut fruit and salad bar. Ten years ago, the typical produce department offered 250 items. Today, our produce departments offer up to 500 items, including a selection of organic items and our From the Field private label produce items. Our new produce departments also have large floral departments offering a variety of seasonal floral items, plants and fresh-cut flowers.
- Expanded pet and baby departments. By comparison, our typical store stocks more than 1,000 additional products than similar departments in other supermarkets. These expanded sections help us compete against other classes of trade.

(This area contains a cartoon picture of the Weis Kids Club mascots.)

In addition, our merchandising program has continued to build on the successful rollout of our Weis Club Card, which took place in 1996. In 1998, we introduced the Weis Kids Club, which is designed to make the shopping experience more family friendly, particularly for young children, and offer good values on products that appeal to children and their parents.

And of course, we continue to expand our private label program, which now offers over 2,600 products.

(This area contains a picture of a new Weis Markets superstore's Perishable Foods area.)

                       Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Results of Operations

    Sales for the fiscal year ended December 26, 1998 increased $48,676,000 to $1,867,492,000, up 2.7% compared to sales of $1,818,816,000 in 1997.
Company sales in 1997 increased 3.7% compared to sales in 1996. Same-store sales in 1998, 1997, and 1996 increased 1.5%, 1.3%, and 3.0% respectively. Management attributes the sales increases over the past three years largely to its aggressive expansion program since food price inflation has been flat. Over the last three years, the Company has constructed 20 new superstores, completed 15 store enlargements/remodels, and completed 22 remodels of its existing units.

    In 1998, gross profit increased by $7,706,000 or 1.7% to $470,697,000 compared to $462,991,000, in 1997. Gross profit as a percentage of sales has declined slightly over the last three years running 25.2%, 25.5% and 25.7% in 1998, 1997 and 1996, respectively. Management attributes the decrease in the gross profit rate over the last three years to a more aggressive promotional strategy and low inflation, or deflation, in key food categories. There have been minimal LIFO inventory adjustments over the past three years. Earnings were charged $84,000 for the LIFO adjustment in 1998, compared with a charge of $27,000 in 1997 and a credit of $336,000 in 1996.

    Operating, general and administrative expenses increased $16,410,000 or 4.3% compared to 1997. Expenses in 1998 were $394,271,000 at 21.1% of sales compared with 20.8% in 1997 and 20.5% in 1996. Depreciation and amortization expenses increased $2,813,000 to 2.5% of sales compared to 2.4% in 1997 and 2.2% in 1996. In 1998, Company management determined that certain intangible assets exceeded future benefits and reduced the carrying amount of these assets $2,789,000 to their fair value during the current year. Management accrued $5,624,000 for exit costs associated with the closing of several SuperPetz stores. A substantial portion of the expenses increased in direct proportion with the sales volume increase. In 1997, the Company expensed $3,312,000 for an unrealizable asset relating to SuperPetz and $3,937,000 related to the termination of the Weis Markets, Inc. Pension Plan.

    In 1998, the Company's investment income increased $25,374,000 to $47,388,000 at 2.5% of sales. This amount compares to $22,014,000, at 1.2% of sales in 1997 and $19,617,000 at 1.1% of sales in 1996. The Company realized a gain on the sale of marketable securities of $30,394,000 during 1998 and a gain of $5,068,000 in 1997. The Company's investment portfolio consists of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities and other short-term investments. It is management's intent to maintain a liquid portfolio to take advantage of acquisition and other investment opportunities. Therefore, all securities are classified as available-for-sale on the consolidated balance sheets.

    Other income of $10,684,000, at .6% of sales decreased $754,000 or 6.6% in 1998 compared to 1997. Other income is chiefly generated from rental income, coupon-handling fees, cardboard salvage, and gains on sales of fixed assets. The fluctuation between other income in 1998 and 1997 is attributable to a gain realized on sales of fixed assets during 1997, compared to a loss realized in 1998. The 1998 loss resulted from the disposition of assets associated with the significant number of store remodels and expansions completed during the year.

    The effective tax rate was 37.8% in 1998, 34.1% in 1997, and 34.7% in 1996. The tax rate increase in 1998 is due to the increase in taxable investment income. Investment income generated in 1998 from tax-free marketable securities held by the Company was marginally higher than in 1997.

    Net income in 1998 was $83,683,000, or 4.5% of sales, compared with $78,194,000, or 4.3% of sales in 1997, and $78,855,000, or 4.5% of sales in
1996. Basic and diluted earnings per share of $2.00 in 1998 compared to $1.87 in both 1997 and 1996. The after-tax loss in the SuperPetz stores amounted to $9,548,000 in 1998 compared with an after-tax loss of $6,939,000 in 1997 and $3,485,000 in 1996. Exit costs related to the closing of several SuperPetz stores accounts for approximately $4,638,000 of the after-tax loss generated from those retail units in 1998.

    As of the end of the fiscal year, Weis Markets, Inc. was operating 158 retail food stores, 36 SuperPetz pet supply stores and Weis Food Service, a restaurant and institutional supplier. The Company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Liquidity and Capital Resources

    Net cash provided by operating activities in 1998 was $115,559,000, compared to $95,470,000 in 1997 and $103,666,000 in 1996. Depreciation and amortization increased in 1998 by $2,813,000 or 6.5% primarily due to the previously noted write down of certain intangible assets to their fair value. The Company sold its interest in AquaPenn Spring Water Co., Inc. during that company's initial public offering on the NYSE (NYSE: APN) and its interest in Giant Food Inc. (AMEX GFSa) in a tender offer by Koninklijke Ahold N.V. (NYSE:
AHO). Consequently, the Company realized capital gains of $30,394,000 from these transactions. A large percentage of the increase in accounts payable and other liabilities during 1998 is related to the accrual of store closing costs for several SuperPetz stores. Accounts payable and other liabilities fluctuated in 1997 and 1996 primarily due to the timing of normal vendor payment terms. Working capital increased 3.8% in 1998, increased 1.8% in 1997, and decreased 5.7% in 1996.

    Net cash used in investing activities during 1998 was $69,729,000, compared to $47,672,000 in 1997 and $51,808,000 in 1996. Property and
equipment purchases during fiscal 1998 totaled $76,964,000, compared to $64,171,000 in 1997 and $95,289,000 in 1996. Intangible and other assets increased $3,647,000 in 1998 due mainly to store acquisitions. Proceeds from the sale and maturity of marketable securities of $144,829,000 during 1998 were used in the purchase of $134,380,000 in new securities and, to a lesser degree, the purchase of property and equipment. Management anticipates the continued use of the Company's cash for acquisitions, the construction of new superstores, the expansion and remodeling of existing stores, the securing of sites for future expansion, new technology purchases and the upgrading of its processing and distribution facilities.

    Net cash used in financing activities during 1998 was $41,533,000, compared to $47,543,000 in 1997 and $52,265,000 in 1996. Treasury stock purchases amounted to $652,000 in 1998, compared to $8,236,000 in 1997 and $15,066,000 in 1996. The Board of Directors' 1996 resolution authorizing the purchase of treasury stock has a remaining balance of 645,922 shares. Total cash dividend payments on common stock amounted to $.98 per share in 1998, compared to $.94 in 1997 and $.88 in 1996.

                       Management's Discussion and Analysis
                 of Financial Condition and Results of Operations
                                  (continued)

    The Company funded its 1998 working capital requirements through internally generated cash flows from operations, as it has done in prior years. Company management estimates that its current development plans will require an investment of approximately $173,615,000 over the next eighteen months. The Company continues to pursue acquisitions and investment opportunities to enhance future financial performance. The financial and liquidity position of the Company, combined with its historical insurance loss experience rates, has allowed it to carry higher deductible and retention levels on its employee and business insurance coverage. The Company plans to maintain these higher exposure levels, thus benefiting from reduced premium expenses. In view of the Company's significant liquid assets, lack of debt financing, and its ability to generate working capital internally, it is not expected that any type of external financing will be needed for these activities.

    The Company's earnings and cash flows are subject to fluctuations due to the changes in interest rates as they relate to investments. The Company's marketable securities consists of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities and other short-term investments that are classified as available-for-sale. By their nature, these financial instruments inherently expose the holders to market risk. The definitive extent of the Company's interest rate and other market risk is not quantifiable or predictable due to the variability of future interest rates and other changes in market conditions. However, the Company believes that its exposure in this area is not material. Under its current policies, the Company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate changes. In addition, the Company's principal investment strategy of obtaining marketable securities with maturity dates between one and five years helps minimize market risk and maintain a balance between risk and return.
The equity securities owned by the Company consist primarily of stock held in large capitalized companies trading on public security exchange markets. Weis Markets' management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure may be found on page 16 of this report.

Year 2000 Compliance

    The Year 2000, also known as Y2K, issue is the result of computer programs written using two digits rather than four to define the applicable year within its calculations. In 1995, the Company began evaluating its information technology systems and various other systems in order to identify and adjust date sensitive systems for Year 2000 compliance. In 1996, a project group comprised of management from various areas within the organization was established to coordinate the Company's Year 2000 compliance efforts. This project group is also working with the Company's various suppliers and contractors to determine their Year 2000 compliance status and to monitor their compliance progress. Bi-weekly updates and periodic status reports from the project group keep executive management informed of the team's progress.

      The Company's Year 2000-project group has completed its assessment of all systems potentially affected by the Year 2000 problem. To date, approximately 85% of the remediation, testing and implementation has been completed on all software applications and hardware systems used within the Company. Outside consultants are being utilized as needed.

      All software applications and embedded chip technology reprogramming, replacement, testing, and implementation are scheduled for completion by June 30, 1999. Management believes the most critical Year 2000 area remaining to be fully rectified is the Company's own store billing applications. To this end, modifications to the billing applications are scheduled to be completed, tested and in production by June 30, 1999.

      The Company does not believe that the Year 2000 issue presents a material exposure as it relates to its overall operations and feels its own efforts will result in full compliance. Management has estimated that total Year 2000 remediation expenditures will cost between $2.0 to $2.5 million.
Consequently, the Year 2000 issue should not have a material impact on the operational results or on the liquidity and capital resources of the Company. Normal maintenance and modification costs are being expensed as incurred and the acquisition cost of new software or hardware is being capitalized and written off over the expected useful life of the asset.

      Management believes it has an effective program in place to resolve its Year 2000 issue in a timely manner. As a precaution, the Year 2000-project group is in the process of establishing contingency plans. These plans will provide viable alternatives to ensure that the Company's core business operations will be able to continue in the event of a Year 2000 related systems failure. This contingency planning is also scheduled for completion by June 30, 1999. The impact on business operations from failure by the Company to achieve compliance or failure by external entities beyond the Company's control could potentially have a material and adverse effect on the Company's future operational results.

Forward-Looking Statements

      In addition to historical information, this Annual Report may contain forward-looking statements. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the retail industry; the regulatory environment; rapidly changing technology and competitive factors, including increased competition with regional and national retailers; and price pressures. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

                            Consolidated Balance Sheets

(dollars in thousands)
December 26, 1998 and December 27, 1997          1998           1997
==============================================================================
Assets
Current:
        Cash                                $     7,430   $     3,133
        Marketable securities                   403,702       374,117
        Accounts receivable, net                 32,735        32,609
        Inventories                             158,938       161,825
        Prepaid expenses                          4,979         4,149
        Deferred income taxes                       434          ---
______________________________________________________________________________
                Total current assets            608,218       575,833
______________________________________________________________________________
Property and equipment, net                     398,435       365,197
Intangible and other assets, net                 22,549        30,722
______________________________________________________________________________
                                            $ 1,029,202   $   971,752
==============================================================================

Liabilities
Current:
        Accounts payable                    $    74,556   $    68,788
        Accrued expenses                         13,876         9,257
        Accrued self-insurance                   12,814        11,911
        Payable to employee benefit plans         8,195         8,134
        Income taxes payable                      9,302         3,969
        Deferred income taxes                      ---          2,212
______________________________________________________________________________
                Total current liabilities       118,743       104,271
______________________________________________________________________________
Deferred income taxes                            19,818        20,148
______________________________________________________________________________

Shareholders' Equity
Common stock, no par value, 100,800,000
 shares authorized, 47,449,429 and 47,447,429
 shares issued, respectively                      7,471         7,420
Retained earnings                             1,003,170       960,419
Accumulated other comprehensive income
 (Net of deferred taxes of $10,238 in 1998
 and $9,417 in 1997)                             14,436        13,278
______________________________________________________________________________
                                              1,025,077       981,117
Treasury stock at cost, 5,693,585 and
 5,675,322 shares, respectively                (134,436)     (133,784)
______________________________________________________________________________
                Total shareholders' equity      890,641       847,333
______________________________________________________________________________
                                            $ 1,029,202   $   971,752
==============================================================================

See accompanying notes to consolidated financial statements.

                            Consolidated Statements of Income

(dollars in thousands, except per share amounts)
For the Fiscal Years Ended December 26, 1998,
December 27, 1997, and December 28, 1996      1998         1997         1996
==============================================================================
Net sales                                $ 1,867,492  $ 1,818,816  $ 1,753,246
Cost of sales, including warehousing
 and distribution expenses                 1,396,795    1,355,825    1,303,214
______________________________________________________________________________
   Gross profit on sales                     470,697      462,991      450,032
Operating, general and
 administrative expenses                     394,271      377,861      359,406
______________________________________________________________________________
   Income from operations                     76,426       85,130       90,626
Investment income                             47,388       22,014       19,617
Other income                                  10,684       11,438       10,466
______________________________________________________________________________
   Income before provision for income taxes  134,498      118,582      120,709
Provision for income taxes                    50,815       40,388       41,854
______________________________________________________________________________
   Net income                            $    83,683  $    78,194  $    78,855
==============================================================================
Weighted average shares outstanding       41,775,991   41,842,583   42,280,352
Cash dividends per share                 $       .98  $       .94  $       .88
Basic and diluted earnings per share     $      2.00  $      1.87  $      1.87
==============================================================================
See accompanying notes to consolidated financial statements.

                     Consolidated Statements of Shareholders' Equity

(dollars in thousands)                                              Accumulated
For the Fiscal Years Ended                                            Other                     Total
December 26, 1998, December 27,              Common      Retained  Comprehensive   Treasury  Shareholders'
1997, and December 28, 1996                  Stock       Earnings     Income         Stock      Equity
=========================================================================================================
Balance at December 30, 1995             $     7,380  $   879,916  $    14,748  $  (110,482)  $   791,562
 Net income                                    ---         78,855        ---          ---          78,855
 Other comprehensive income                    ---          ---            375        ---             375
                                                                                              ___________
  Comprehensive income                                                                             79,230
                                                                                              ___________
 Treasury stock purchased (492,761 shares)     ---          ---          ---        (15,066)      (15,066)
 Dividends paid                                ---        (37,199)       ---          ---         (37,199)
_________________________________________________________________________________________________________
Balance at December 28, 1996                   7,380      921,572       15,123     (125,548)      818,527
 Net income                                    ---         78,194        ---          ---          78,194
 Other comprehensive income                    ---          ---         (1,845)       ---          (1,845)
                                                                                              ___________
  Comprehensive income                                                                             76,349

 Shares issued for options (1,500 shares)         40        ---          ---          ---              40
 Treasury stock purchased (270,249 shares)     ---          ---          ---         (8,236)       (8,236)
 Dividends paid                                ---        (39,347)       ---          ---         (39,347)
_________________________________________________________________________________________________________
Balance at December 27, 1997                   7,420      960,419       13,278     (133,784)      847,333
 Net income                                    ---         83,683        ---          ---          83,683
 Other comprehensive income                    ---          ---          1,158        ---           1,158
                                                                                              ___________
  Comprehensive income                                                                             84,841
                                                                                              ___________
 Shares issued for options (2,000 shares)         51        ---          ---          ---              51
 Treasury stock purchased (18,263 shares)      ---          ---          ---           (652)         (652)
 Dividends paid                                ---        (40,932)       ---          ---         (40,932)
_________________________________________________________________________________________________________
Balance at December 26, 1998             $     7,471  $ 1,003,170  $    14,436  $  (134,436)  $   890,641
=========================================================================================================

See accompanying notes to consolidated financial statements.

                           Consolidated Statements of Cash Flows

(dollars in thousands)
For the Fiscal Years Ended December 26, 1998,
December 27, 1997, and December 28, 1996       1998          1997        1996
==============================================================================
Cash flows from operating activities:
 Net income                              $    83,683  $    78,194  $    78,855
 Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                              38,769       39,038       34,220
    Amortization                               7,547        4,465        3,916
    (Gain) Loss on sale of fixed assets        1,136         (491)          19
    Gain on sale of marketable securities    (30,394)      (5,068)         (40)
    Changes in operating assets and
     liabilities:
      (Increase) decrease in inventories       2,887       (2,478)     (27,620)
      (Increase) decrease in accounts
       receivable and prepaid expenses          (956)       3,867       (1,344)
      Increase (decrease) in accounts payable
       and other liabilities                  11,351      (23,080)      15,173
      Increase (decrease) in income
       taxes payable                           5,333        2,313       (2,421)
      Increase (decrease) in deferred
       income taxes                           (3,797)      (1,290)       2,908
______________________________________________________________________________
  Net cash provided by operating activities  115,559       95,470      103,666
______________________________________________________________________________

Cash flows from investing activities:
 Purchase of property and equipment          (76,964)     (64,171)     (95,289)
 Proceeds from the sale of
  property and equipment                         433        1,433          255
 Purchase of marketable securities          (134,380)    (127,925)     (81,567)
 Proceeds from maturities of
  marketable securities                      100,503      135,394      126,571
 Proceeds from sale of marketable securities  44,326        8,122           57
 Increase in intangible and other assets      (3,647)        (525)      (1,835)
______________________________________________________________________________
  Net cash used in investing activities      (69,729)     (47,672)     (51,808)
______________________________________________________________________________

Cash flows from financing activities:
 Proceeds from issuance of common stock           51           40        ---
 Dividends paid                              (40,932)     (39,347)     (37,199)
 Purchase of treasury stock                     (652)      (8,236)     (15,066)
______________________________________________________________________________
  Net cash used in financing activities      (41,533)     (47,543)     (52,265)
______________________________________________________________________________
Net increase (decrease) in cash                4,297          255         (407)
Cash at beginning of year                      3,133        2,878        3,285
______________________________________________________________________________
Cash at end of year                      $     7,430  $     3,133  $     2,878
==============================================================================
See accompanying notes to consolidated financial statements.

                        Notes to Consolidated Financial Statements

 (1)  Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the Company's consolidated financial statements:

(a)  Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the Company's business during fiscal 1998.

(b)  Definition of Fiscal Year
The Company's fiscal year ends on the last Saturday in December. Fiscal 1998, 1997, and 1996 were each comprised of 52 weeks.

(c)  Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(d)  Marketable Securities
Marketable securities consist of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities, and other short-term investments. By policy, the Company invests primarily in high-grade marketable securities. The Company classifies all of its marketable securities as available-for-sale.

     Available-for-sale securities are recorded at fair value as determined by quoted market price. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the market value below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

(e)  Inventories
Inventories are valued at the lower of cost or market, using both the last-in, first-out (LIFO) and average cost methods.

(f)  Property and Equipment
Property and equipment are carried at cost. Depreciation is provided on the cost of buildings, improvements and equipment principally using accelerated methods. Leasehold improvements are amortized over the terms of the leases or the useful lives of the assets, whichever is shorter.

     Maintenance and repairs are expensed, and renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to income.

(g)  Intangible Assets
Intangible assets are generally amortized over periods ranging from 15 to 40 years.

(h)  Insurance Programs
The Company maintains self-insurance programs for the majority of its employee health care benefits and workers compensation claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company is liable for employee health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $1,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $0 to $250,000.

(i)  Retirement Plans
In February 1998, the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (Statement 132), was issued. Statement 132 revises employers' disclosures about pension and other postretirement benefit plans. The adoption of Statement 132 had no impact on the Company's consolidated results of operations, financial position, or cash flows. The Company has provided restatement of disclosures for earlier periods for comparative purposes.

(j)  Incentive Plans
The Company has elected to follow the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (Statement 123) requires use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in proforma net income and earnings per share that are not materially different from amounts reported.

(k)  Pre-Opening Costs
Pre-opening costs of retail stores are charged against earnings as incurred.

(l)  Income Taxes
Under the asset and liability method of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(m)  Earnings Per Share
Basic and diluted earnings per share are the same amounts for all periods presented, and dual presentation is accomplished in one line on the statements of income.

(n)  Comprehensive Income
As of December 28, 1997, the Company adopted FASB Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement
130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption was reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

                        Notes to Consolidated Financial Statements
                                    (continued)

(o)  Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(p)  Reclassifications
Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the current year presentation.


 (2)  Marketable Securities
Marketable securities, as of December 26, 1998, and December 27, 1997, consisted of:

                                             Gross        Gross
                                           Unrealized   Unrealized
December 26, 1998            Amortized      Holding      Holding        Fair
(dollars in thousands)          Cost         Gains        Losses        Value
=============================================================================
Available-for-sale:
 Pennsylvania state and
  municipal bonds          $   344,305  $     4,996  $     ---    $   349,301
 U.S. Treasury securities        1,021           25        ---          1,046
 Equity Securities               3,752       19,653        ---         23,405
 Other short-term investments   29,950        ---          ---         29,950
_____________________________________________________________________________
                           $   379,028  $    24,674  $     ---    $   403,702
=============================================================================

                                             Gross        Gross
                                           Unrealized   Unrealized
December 27, 1997            Amortized      Holding      Holding        Fair
(dollars in thousands)          Cost         Gains        Losses        Value
=============================================================================
Available-for-sale:
 Pennsylvania state and
  municipal bonds          $   329,043  $     2,674  $        92  $   331,625
 U.S. Treasury securities       10,418           12            1       10,429
 Equity Securities               9,058       20,102        ---         29,160
 Other short-term investments    2,903        ---          ---          2,903
_____________________________________________________________________________
                           $   351,422  $    22,788  $        93  $   374,117
=============================================================================

	Maturities of marketable securities classified as available-for-sale at December 26, 1998, were as follows:

							Amortized	Fair
(dollars in thousands)                                     Cost        Value
Available-for-sale:
  Due within one year                                $    98,348  $    98,947
  Due after one year through five years                  275,928      280,350
  Due after five years through ten years                   1,000        1,000
  Equity securities                                        3,752       23,405
_____________________________________________________________________________
                                                     $   379,028  $   403,702
=============================================================================
	See additional disclosures regarding marketable securities in notes 1(d) and 11.

 (3)  Inventories
Merchandise inventories, as of December 26, 1998, and December 27, 1997, were valued as follows:

(dollars in thousands)                                     1998        1997
=============================================================================
LIFO                                                 $   112,897  $   115,338
Average cost                                              46,041       46,487
_____________________________________________________________________________
                                                     $   158,938  $   161,825
=============================================================================

     If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $44,111,000 and $44,027,000 higher than as reported on the above methods as of December 26, 1998, and December 27, 1997, respectively.

     Although management believes the use of the LIFO method for valuing certain inventories (as set forth above) represents the most appropriate matching of costs and revenues in the Company's circumstances, the following summary of net income and per share amounts based on the use of the average cost method for valuing all inventories is presented for comparative purposes.

(dollars in thousands, except per
 share amounts)                                1998        1997        1996
=============================================================================
Net income                              $    83,732  $    78,208  $    78,658
Basic and diluted earnings per share    $      2.00  $      1.87  $      1.86
=============================================================================

 (4)  Property and Equipment
Property and equipment, as of December 26, 1998, and December 27, 1997, consisted of:

                                     Useful Life
(dollars in thousands)                (in years)           1998        1997
=============================================================================
Land                                                 $    58,151  $    52,612
Buildings and improvements              10-60            277,694      253,543
Equipment                                3-12            413,703      378,400
Leasehold improvements                   5-20             67,840       63,814
_____________________________________________________________________________
   Total, at cost                                        817,388      748,369
Less accumulated depreciation and amortization           418,953      383,172
_____________________________________________________________________________
                                                     $   398,435  $   365,197
=============================================================================

 (5)  Lease Commitments
At December 26, 1998, the Company leased approximately 60% of its facilities under operating leases that expire at various dates up to 2025. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales, and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.

                        Notes to Consolidated Financial Statements
                                       (continued)

    Rent expense on all leases consisted of:

(dollars in thousands)                         1998        1997        1996
=============================================================================
Minimum annual rentals                  $    24,294  $    22,899  $    20,536
Contingent rentals                              245          252          169
_____________________________________________________________________________
                                        $    24,539  $    23,151  $    20,705
=============================================================================

	The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 26, 1998.

(dollars in thousands)
=============================================================================
1999                                                              $    24,996
2000                                                                   25,493
2001                                                                   23,982
2002                                                                   22,722
2003                                                                   21,771
Thereafter                                                            173,695
_____________________________________________________________________________
                                                                  $   292,659
=============================================================================

	The Company accrued $5,001,000 for future minimum rental payments due on closed stores, reduced by the estimated sub-rental income to be received. The future minimum rental payments required under operating leases for these locations are included in the above schedule.
	As of December 26, 1998, the future minimum rentals to be received under non-cancelable leases and subleases were $9,699,000.

(6)  Retirement Plans
The Company has a contributory retirement savings plan (401(k)) covering substantially all full-time employees, a noncontributory profit-sharing plan covering eligible employees, a noncontributory employee stock bonus plan covering eligible employees and two supplemental retirement plans covering certain officers of the Company. An eligible employee as defined in the Profit Sharing Plan includes salaried employees, store management, and administrative support personnel. The Company's policy is to fund 401(k), profit sharing and stock bonus costs accrued, but not supplemental retirement costs. Contributions to the 401(k) plan, the profit-sharing plan, and the stock bonus plan are made at the sole discretion of the Company.

        The Company's supplemental retirement plans provide for the payment of specific amounts of annual retirement benefits to the officers or to their beneficiaries over an actuarially computed normal life expectancy. The actuarial present value of accumulated benefits amounted to $6,875,000 and $6,522,000 at December 26, 1998, and December 27, 1997, respectively. Plan costs are based upon the deferral of retirement rather than upon future service and all benefits are fully vested.

        Retirement plan costs amounted to:

(dollars in thousands)                         1998        1997        1996
=============================================================================
Pension plan                            $      (329) $     3,937  $      (883)
Retirement savings plan 401(k)                  899          842          831
Profit-sharing plan                             815          815          814
Employee stock bonus plan                        40           40           40
Supplemental retirement plans                   655          605          417
_____________________________________________________________________________
                                        $     2,080  $     6,239  $     1,219
=============================================================================

	In 1997, the Company initiated settlement of the benefit obligations associated with its terminated defined benefit plan. Benefit obligations of $30,250,000 were settled prior to the end of the 1997 plan year to the majority of plan participants, resulting in the recognition of a partial settlement gain of $1,584,000. Settlement of all benefit obligations was completed in 1998.

The change in the Company's pension plan benefit obligation and the plan assets at December 31, 1998, and December 31, 1997, is as follows:

(dollars in thousands)                                     1998        1997
=============================================================================
Change in benefit obligation:
  Benefit obligation at beginning of year            $     6,277  $    28,978
  Interest cost                                            ---          2,305
  Amendments                                               ---          5,901
  Actuarial gain                                           ---            796
  Benefits paid                                           (6,277)     (31,703)
_____________________________________________________________________________
Benefit obligation at end of year                    $     ---    $     6,277
_____________________________________________________________________________
Change in plan assets:
  Fair value of plan assets at beginning of year     $     6,277  $    31,448
  Actual return on plan assets                             ---          6,532
  Benefits paid                                           (6,277)     (31,703)
_____________________________________________________________________________
Fair value of plan assets at end of year             $     ---    $     6,277
_____________________________________________________________________________
Unrecognized net gain                                $     ---    $       (29)
Unrecognized transition asset                              ---           (300)
_____________________________________________________________________________
Accrued benefit cost                                 $     ---    $      (329)
=============================================================================

(dollars in thousands)                         1998        1997        1996
_____________________________________________________________________________
Weighted-average assumptions:
  Discount rate                                 7.0%         7.0%         7.0%
  Expected return on plan assets                7.5%         7.5%         8.5%
  Rate of compensation increase                 5.0%         5.0%         5.0%

Components of net periodic benefit cost:
  Interest cost                         $     ---    $     2,305  $     1,835
  Expected return on plan assets              ---         (2,356)      (2,387)
  Partial settlement                          ---         (1,584)       ---
  Amortization of unrecognized net
   transition asset                          (300)          (331)        (331)
  Amortization of prior service costs         ---          5,901        ---
  Recognized net actuarial loss               (29)             2        ---
_____________________________________________________________________________
Net periodic benefit cost               $    (329)   $     3,937  $      (883)
=============================================================================

	The Company has no other post-retirement benefit plans.

                        Notes to Consolidated Financial Statements
                                       (continued)

(7)  Incentive Plans
(a)  Stock Option Plan
The Company has an incentive stock option plan for officers and other key employees under which 258,522 shares of common stock are reserved for issuance at December 26, 1998. Under the terms of the plan, option prices are 100% of the "fair market value" of the shares on the date granted. Options granted are immediately exercisable and expire ten years after date of grant.
	Changes during the three years ended December 26, 1998, in options outstanding under the plan were as follows:

                                           Weighted Average        Shares
                                             Exercise Price     Under Option
=============================================================================
Balance, December 30, 1995                       $26.80             22,390
  Granted                                        $31.50             12,500
  Expired                                        $26.50               (300)
_____________________________________________________________________________
Balance, December 28, 1996                       $28.50             34,590
  Granted                                        $32.88             13,500
  Exercised                                      $26.79             (1,500)
_____________________________________________________________________________
Balance, December 27, 1997                       $29.82             46,590
  Granted                                        $34.31             15,478
  Exercised                                      $25.44             (2,000)
  Forfeited                                      $29.03               (450)
_____________________________________________________________________________
Balance, December 26, 1998                       $31.14             59,618
=============================================================================

Exercise prices for options outstanding as of December 26, 1998 ranged from $25.25 to $31.50. The weighted-average remaining contractual life of those options is 6.5 years. As of December 26, 1998, all options are exercisable.

(b)  Company Appreciation Plan
Under a Company Appreciation Plan, officers and other employees are awarded rights equivalent to shares of Company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the original date of issue is paid in cash to the participants.
	During 1998, 1997, and 1996, 43,600, 39,150, and 28,200 rights, respectively, were awarded under the program. In 1998, 1997, and 1996, $152,000, $102,000, and $96,000, respectively, were charged to earnings.

(8)  Income Taxes
The provision for income taxes consists of:

(dollars in thousands)                         1998        1997        1996
=============================================================================
Currently payable:
  Federal                               $    40,842  $    30,817  $    29,013
  State                                      13,770       10,861        9,580
Deferred                                     (3,797)      (1,290)       3,261
_____________________________________________________________________________
                                        $    50,815  $    40,388  $    41,854
=============================================================================

	The following is a reconciliation between the applicable income tax expense and the amount of income taxes that would have been provided at the Federal statutory rate. The statutory rate was 35% in 1998, 1997, and 1996.

(dollars in thousands)                         1998        1997        1996
=============================================================================
Tax at statutory rate                   $    47,074  $    41,504  $    42,248
State income taxes, net of federal
 income tax benefit                           8,951        7,059        6,227
Other - principally tax-exempt
 investment income                           (5,210)      (8,175)      (6,621)
_____________________________________________________________________________
  Actual provision (effective tax
   rate 37.8%, 34.1% and 34.7%,
   respectively)                        $    50,815  $    40,388  $    41,854
=============================================================================

    Cash paid for income taxes was $49,353,000, $37,281,000, and $41,772,000 in
1998, 1997, and 1996, respectively.
    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 26, 1998, and December 27, 1997, are presented below:

(dollars in thousands)                                     1998        1997
=============================================================================
Deferred tax assets:
  Accounts receivable                                $       591  $       457
  Inventories                                              1,839        1,673
  Compensated absences                                       621          580
  Employee benefit plans                                   3,600        3,412
  General liability insurance                              2,454        2,299
  Other                                                    1,567        ---
_____________________________________________________________________________
   Total deferred tax assets                              10,672        8,421
_____________________________________________________________________________

Deferred tax liabilities:
  Unrealized gain on marketable securities               (10,238)      (9,417)
  Depreciation                                           (19,818)     (20,148)
  Other                                                    ---         (1,216)
_____________________________________________________________________________
   Total deferred tax liabilities                        (30,056)     (30,781)
_____________________________________________________________________________
  Net deferred tax liability                         $   (19,384)  $  (22,360)
_____________________________________________________________________________
Current deferred asset (liability) - net             $       434   $   (2,212)
Noncurrent deferred liability - net                      (19,818)     (20,148)
_____________________________________________________________________________
  Net deferred tax liability                         $   (19,384)  $  (22,360)
=============================================================================

(9)  Comprehensive Income

(dollars in thousands)                         1998        1997        1996
=============================================================================
Net income                              $    83,683  $    78,194  $    78,855
Other comprehensive income
 by component, net of tax:
  Unrealized holding gains arising during period
   (Net of deferred taxes of $13,432,
   $793, and $283 respectively)              18,942        1,120          399
  Reclassification adjustment for gains
   included in net income (Net of deferred
   taxes of $12,610, $2,103, and $16
   respectively)                            (17,784)      (2,965)         (24)
_____________________________________________________________________________
Other comprehensive income, net of tax        1,158       (1,845)         375
_____________________________________________________________________________
Comprehensive income                    $    84,841  $    76,349  $    79,230
=============================================================================

                        Notes to Consolidated Financial Statements
                                       (continued)

 (10)  Summary of Quarterly Results (Unaudited)
Quarterly financial data for 1998 and 1997 are as follows:

(dollars in thousands,
except per share amounts)               Thirteen Weeks Ended
==============================================================================
                        Mar. 28, '98  June 27, '98  Sep. 26, '98  Dec. 26, '98
______________________________________________________________________________
Net sales                $   454,723   $   457,566   $   463,296   $   491,907
Gross profit on sales        114,166       114,885       117,670       123,976
Net income                    26,618        16,738        18,436        21,891
Basic and diluted
 earnings per share              .64           .40           .44           .52

(dollars in thousands,
except per share amounts)               Thirteen Weeks Ended
==============================================================================
                        Mar. 29, '97  June 28, '97  Sep. 27, '97  Dec. 27, '97
______________________________________________________________________________
Net sales                $   456,786   $   446,945   $   444,743   $   470,342
Gross profit on sales        112,932       114,521       114,896       120,642
Net income                    18,238        18,792        19,145        22,019
Basic and diluted
 earnings per share              .43           .45           .46           .53

 (11)  Fair Value Information
The carrying amounts for cash, trade receivables, and trade payables approximate fair value because of the short maturities of these instruments. The fair values of the Company's marketable securities are based on quoted market prices.

 (12)  Acquisition
On August 16, 1998, the Company acquired one store, doing business as Cressler's Marketplace, located in Shippensburg, PA in a cash-only transaction accounted for by the purchase method. Goodwill arising from this transaction, which is not material, is being amortized over a 15-year period on a straight-line basis.

(13)  Subsequent Event
On December 21, 1998, the Company signed an agreement to acquire four store locations from Penn Traffic, Inc., subject to satisfaction of certain conditions including approval from the Federal Trade Commission. The purchase price was escrowed on January 29, 1999. The Company anticipates closing, delivery of the purchase price, and possession of the property on or about March 1, 1999.

 (14)  Contingencies
The Company is involved in various legal actions arising out of the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.



                                 Report of Independent Auditors

The Board of Directors
Weis Markets, Inc.
Sunbury, Pennsylvania

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 26, 1998, and December 27, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 26, 1998 and December 27, 1997, and the consolidated results of its operations and its cash flows cash for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles.



Harrisburg, PA								Ernst & Young LLP
February 5, 1999

                                  Weis Markets, Inc.
                             Five Year Review of Operations

                              52 Weeks       52 Weeks       52 Weeks       52 Week        53 Weeks
(dollars in thousands,          Ended          Ended          Ended          Ended          Ended
except per share amounts    Dec. 26, 1998  Dec. 27, 1997  Dec. 28, 1996  Dec. 30, 1995  Dec. 31, 1994
=====================================================================================================
Net sales                    $ 1,867,492    $ 1,818,816    $ 1,753,246    $ 1,646,435    $ 1,556,663
Costs and expenses             1,791,066      1,733,686      1,662,620      1,560,238      1,476,661
_____________________________________________________________________________________________________
Income from operations            76,426         85,130         90,626         86,197         80,002
Other income, net                 58,072         33,452         30,083         35,520         37,191
_____________________________________________________________________________________________________
Income before provision
 for income taxes                134,498        118,582        120,709        121,717        117,193
Provision for income taxes        50,815         40,388         41,854         42,297         40,944
_____________________________________________________________________________________________________
Net income                        83,683         78,194         78,855         79,420         76,249

Retained earnings,
 beginning of year               960,419        921,572        879,916        834,995        791,072
_____________________________________________________________________________________________________
                               1,044,102        999,766        958,771        914,415        867,321
Cash dividends                    40,932         39,347         37,199         34,499         32,326
_____________________________________________________________________________________________________
Retained earnings,
 end of year                 $ 1,003,170    $   960,419    $   921,572    $   879,916    $   834,995
_____________________________________________________________________________________________________
Weighted average shares
 outstanding                  41,775,991     41,842,583     42,280,352     43,083,449     43,662,031
_____________________________________________________________________________________________________
Cash dividends per share     $       .98    $       .94    $       .88    $       .80    $       .74
_____________________________________________________________________________________________________
Basic and diluted
 earnings per share          $      2.00    $      1.87    $      1.87    $      1.84    $      1.75
_____________________________________________________________________________________________________
Working capital              $   489,475    $   471,562    $   463,255    $   491,135    $   505,449
Total assets                 $ 1,029,202    $   971,752    $   966,312    $   923,421    $   892,093
Shareholders' equity         $   890,641    $   847,333    $   818,527    $   791,562    $   762,380
Number of grocery stores             158            154            155            151            149
Number of pet supply stores           36             43             43             35             14

                         Quantitative Disclosures About Market Risks

                                                   Expected Maturity Dates                                              Fair Value
(dollars in thousands)           1999          2000         2001         2002        2003    Thereafter      Total    Dec. 26, 1998
===================================================================================================================================
Rate sensitive assets:
Fixed interest
 rate securities           $    68,315  $     89,354  $   108,763  $    49,851  $   15,635         ---   $   331,918  $   349,347
  Average interest rate          4.50%         4.46%        4.47%        4.45%       4.40%         ---         4.48%
Variable interest rate
 securities                $    29,950         ---          ---          ---         ---     $     1,000 $    30,950  $    30,950
  Average interest rate          2.50%         ---          ---          ---         ---           3.00%       2.52%

Other relevant market risks:
The Company's equity securities at December 26, 1998 had a cost basis of $3,752,000 and a market value of $23,405,000. The dividend yield realized on these equity investments was 1.22% in 1998. Market risk as it relates to equities owned by the Company is discussed within the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained within this report.

                    Stock Prices and Dividend Information by Quarter

The approximate number of shareholders including individual participants in security positions listings on December 26, 1998 as provided by the Company's transfer agent was 7,078.

                              1998                                    1997
=========================================================================================
                 4th      3rd      2nd      1st          4th      3rd      2nd      1st
_________________________________________________________________________________________
Stock Prices
        High    38 1/2   37 1/2   36 5/8   35 13/16     36 1/4   34 7/8   29 7/8   32 1/4
         Low    33 1/4   33 5/8   35 3/16  33 7/8       33 3/8   28 3/4   26 7/8   28 3/8
Dividends
 Per Share      .25      .25      .24      .24          .24      .24      .23      .23

                               The Board of Directors

(This area contains pictures of the Board of Directors above their respective names and titles.)

    Robert F. Weis       Norman S. Rich     William R. Mills    Jonathan H. Weis
Chairman and Treasurer      President        Vice President       Vice President
                                         Finance and Secretary       Property
                                                                  Management and
                                                                    Development

 Richard E. Shulman   Joseph I. Goldstein    Michael M. Apfelbaum
President, Industry   Partner, Crowell &     Partner, Apfelbaum,
Systems Development   Moring, Attorneys      Apfelbaum, & Apfelbaum,
   Corporation              at Law            Attorneys at Law





Officers

   Robert F. Weis                            Harold G. Graber
   Chairman and Treasurer                    Vice President
                                             Real Estate

   Norman S. Rich                            Leslie H. Knox
   President                                 Vice President
                                             Merchandising

   William R. Mills                          Richard L. Kunkle
   Vice President                            Vice President
   Finance and Secretary                     Pharmacy

   Alan L. Barrick                           Edward W. Rakoskie
   Vice President                            Vice President
   Engineering and                           Operations
   Manufacturing

   Stephen J. Bowers                         Jonathan H. Weis
   Vice President                            Vice President
   Weis Food Service                         Property Management and
                                             Development
   Walter B. Bruce
   Vice President
   Private Label

Annual Meeting
The annual meeting of the shareholders of the Company will be held at 10 a.m. on Tuesday, April 6, 1999, at the Corporate offices, 1000 South Second Street, Sunbury, PA 17801.

Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street, 46th Floor,
New York, NY  10005
(718) 921-8210

Auditors
Ernst & Young LLP
Commerce Court, Suite 200
2601 Market Place
Harrisburg, PA  17110-9359

Stock Traded
New York Stock Exchange

Growing better to satisfy all of our customers' needs.

(This area contains a picture of a child pushing a toy shopping cart full of Weis private label products.)

Weis
Weis Markets, Inc.
1000 S. Second Street
Sunbury, PA 17801

                                                              EXHIBIT 21


                               WEIS MARKETS, INC.
                        SUBSIDIARIES OF THE REGISTRANT


                                                                Percent
                                               State of        Owned by
                                              Incorporation   Registrant

Albany Public Markets, Inc.                      New York        100%

Dutch Valley Food Company, Inc.                  Pennsylvania    100%

King's Supermarkets, Inc.                        Pennsylvania    100%

Martin's Farm Market, Inc.                       Pennsylvania    100%

Shamrock Wholesale Distributors, Inc.            Pennsylvania    100%

SuperPetz II, Inc.                               Pennsylvania    100%

The consolidated financial statements include the accounts of the Company and its subsidiaries.

                                                              EXHIBIT 23


                       Consent of Independent Auditors

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Weis Markets, Inc. of our report dated February 5, 1999, included in the 1998 Annual Report to Shareholders of Weis Markets, Inc.




                                          (Signed Ernst & Young LLP)
Harrisburg, Pennsylvania
February 5, 1999