Form 10-Q
period 1999-03-27
WEIS MARKETS INC
filed 1999-05-11
CIK 105418

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934


For Quarter Ended                  March 27, 1999

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



                                    (570) 286-4571
                 (Registrant's telephone number, including area code)


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

                        Yes    X              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                              41,755,913  shares
                                                (Outstanding at end of period)

                                WEIS MARKETS, INC.

                                     INDEX






                                                                      Page No.

Part I.  Financial Information

 Item 1        Consolidated  Balance Sheets -
               March 27, 1999 and December 26, 1998                       2

               Consolidated Statements of Income  -
               Three Months Ended March 27, 1999
               and March 28, 1998                                         3

               Consolidated Statements of Cash Flows -
               Three Months Ended March 27, 1999
               and March 28, 1998                                         4

               Notes to Consolidated Financial Statements                 5

 Item 2        Management's Discussion and Analysis of
               Financial Condition and Results of Operations              6

 Item 3        Quantitative and Qualitative Disclosure of Market Risk     8


Part II.  Other Information

 Item 4        Submission of Matters to a Vote of Security Holders        9

 Item 5        Other Information                                         10

 Item 6        Reports on Form 8-K                                       10

Signatures                                                               10

                           PART I - FINANCIAL INFORMATION
                               WEIS MARKETS, INC.

                           CONSOLIDATED BALANCE SHEETS
                              (dollars in thousands)

                                        March 27, 1999       December 26, 1998
                                         (unaudited)             (unaudited)
Assets
Current:
   Cash                                $     12,540          $      7,430
   Marketable securities                    402,275               403,702
   Accounts receivable, net                  31,380                32,735
   Inventories                              145,294               158,938
   Prepaid expenses                           3,533                 4,979
   Deferred income taxes                      2,078                   434
                                          _________             _________
            Total current assets            597,100               608,218

Property and equipment, net                 415,665               398,435
Intangible and other assets, net             22,109                22,549
                                          _________             _________
                                       $  1,034,874          $  1,029,202
                                          =========             =========

Liabilities
Current:
   Accounts payable                    $     63,030          $     74,556
   Accrued expenses                          16,275                13,876
   Accrued self-insurance                    14,521                12,814
   Payable to employee benefit plans          7,910                 8,195
   Income taxes payable                      14,717                 9,302
                                          _________             _________
            Total current liabilities       116,453               118,743

Deferred income taxes                        18,992                19,818

Shareholders' Equity
   Common stock, no par value,
   100,800,000 shares authorized,
   47,449,829 and 47,449,429
   shares issued, respectively                7,482                 7,471
   Retained earnings                      1,013,922             1,003,170
   Accumulated other comprehensive income
    (Net of deferred taxes of $8,846
     in 1999 and $10,238 in 1998)            12,473                14,436
                                          _________             _________
                                          1,033,877             1,025,077

   Treasury stock, at cost 5,693,916
   and 5,693,585 shares, respectively      (134,448)             (134,436)

           Total shareholders' equity       899,429               890,641
                                          _________             _________
                                       $  1,034,874          $  1,029,202
                                          =========             =========

See accompanying notes to consolidated financial statements.

                                   WEIS MARKETS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                  (dollars in thousands except per share amounts)

                                                Three months ended
                                       March 27, 1999       March 28, 1998

Net sales                              $    496,281          $    454,723
Cost of sales, including warehousing
   and distribution expenses                371,091               340,557
                                          _________             _________
     Gross profit on sales                  125,190               114,166

Operating, general and
   administrative expenses                   99,257                92,879
                                          _________             _________
     Income from operations                  25,933                21,287

Investment income                             4,022                18,359

Other income                                  2,209                 2,658
                                          _________             _________
     Income before provision
       for income taxes                      32,164                42,304

Provision for income taxes                   10,973                15,686
                                          _________             _________
     Net income                        $     21,191          $     26,618
                                          =========             =========
Weighted average number of common
  shares outstanding                     41,765,994            41,779,130
                                         ==========            ==========
Cash dividends per common share        $       0.25          $       0.24
                                         ==========            ==========
Basic and diluted earnings per share   $       0.51          $       0.64
                                         ==========            ==========


See accompanying notes to consolidated  financial statements.

                                 WEIS MARKETS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (unaudited)
                              (dollars in thousands)

                                                      Three months ended
                                                March 27, 1999   March 28, 1998
Cash flows from operating activities:
  Net income                                    $     21,191      $     26,618
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                      9,443             8,975
     Amortization                                      1,258             1,136
     Loss on sale of fixed assets                        156                 7
     Gain on sale of marketable securities              ---            (14,210)
     Changes in operating assets and liabilities:
       Decrease in inventories                        13,644            18,549
       (Increase) decrease in accounts receivable
          and prepaid expenses                         2,801              (761)
       Decrease  in accounts payable
          and other liabilities                       (7,705)           (7,580)
       Increase in income taxes payable                5,415            13,527
       Decrease in deferred income taxes              (1,078)             (527)
                                                     _______           _______
            Net cash provided by operating
              activities                              45,125            45,734

Cash flows from investing activities:
  Purchase of property and equipment                 (28,083)           (9,226)
  Proceeds from the sale of property and equipment       436                22
  Purchase of marketable securities                   (8,911)          (65,644)
  Proceeds from maturities of marketable securities    6,983            22,687
  Proceeds from the sale of marketable securities       ---             21,871
  Increase in intangible assets and other assets        ---             (2,175)
                                                     _______           _______
            Net cash used in investing activities    (29,575)          (32,465)

Cash flows from financing activities:
  Proceeds from issuance of common stock                  11                13
  Dividends paid                                     (10,439)          (10,025)
  Purchase of treasury stock                             (12)             ---
                                                     _______           _______
            Net cash used in financing activities    (10,440)          (10,012)

Net increase in cash                                   5,110             3,257
Cash at beginning of period                            7,430             3,133
                                                     _______           _______
Cash at end of period                           $     12,540      $      6,390
                                                     =======           =======
Cash paid during the period for:
Interest Expense                                $       ---       $       ---
                                                     =======           =======
Income Taxes                                    $      6,636      $      3,000
                                                     =======           =======

See accompanying notes to consolidated financial statements.

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

Restatements: Certain amounts in the 1998 financial statements have been reclassified to conform with current year presentation.

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month period ended March 27, 1999 and March 28, 1998 are as follows:

                                                Three Months Ended
(dollars in thousands)                     03/27/99              03/28/98
===============================================================================
Net Income                               $     21,191          $     26,618
Unrealized gains (losses) on
 marketable securites                          (1,963)               10,989
Less: reclassification adjustment for
       gains included in net income                                  (8,386)
                                              _______               _______
Comprehensive income                     $     19,228          $     29,221
                                              =======               =======

(3) Property and Equipment
Property and equipment, as of March 27, 1999, and December 26, 1998, consisted of :
                              Useful Life
(dollars in thousands)        (in years)           1999             1998
===============================================================================
Land                                         $     60,658       $     58,151
Buildings and improvements       10-60            284,305            277,694
Equipment                         3-12            428,237            413,703
Leasehold improvements            5-20             69,780             67,840
                                                  _______            _______
      Total, at cost                              842,980            817,388
Less accumulated depreciation
 and amortization                                 427,315            418,953
                                                  _______            _______
                                             $    415,665       $    398,435
                                                  =======            =======

                                 WEIS MARKETS, INC.
                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Sales for the first quarter ended March 27, 1999, increased 9.1% to $496,281,000 compared with $454,723,000 in the same quarter last year. The Company's identical store sales increased 6.5% compared to a 1.5% decline in identical store sales in the first quarter of 1998. The Company attributes the sales increase largely to a strong performance from its new and remodeled stores and its aggressive promotional activity. In addition, sales in the first quarter of 1998 were lackluster in comparison to the prior year due to the Easter sales season falling into the first quarter of 1997. In 1999, the Easter sales period will fall in the second quarter as it did in 1998.

      Gross profit of $125,190,000 at 25.2% of sales, increased $11,024,000 or 9.7% versus the same quarter last year. The gross profit dollar increase was generated primarily from higher sales volume as the gross profit rate increased .1% compared to last year.

      Operating, general and administrative expenses of $99,257,000, at 20.0% of sales, increased $6,378,000, or 6.9% compared to the first quarter last year. The dollar increase in expenses was in direct correlation with the sales volume increase. As a percentage of sales, total-operating expenses decreased .4% compared to expenses that ran 20.4% of sales in the first quarter last year.

      Investment income of $4,022,000 at .8% of sales compares to $18,359,000 at 4.0% of sales in 1998. During the first quarter of 1998, the Company realized a gain on the sale of its interest in AquaPenn Spring Water, Co.
during that company's initial public offering at a pretax profit of $14,210,000. Dividends and interest income for the quarter decreased $127,000 compared to the same period last year. The investment portfolio has decreased as the Company continues with its more aggressive capital expansion program. Management anticipates a further decline in investment income as marketable securities are used by the Company to fund its expansion plans.

      Other income for the quarter of $2,209,000 at .4% of sales decreased $449,000, or 16.9% compared to the first quarter in 1998. Most of this decline was due to a drop in the price paid per hundred weight for cardboard salvage compared to the same period a year ago.

      The effective tax rate of 34.1% in the first quarter compares with 37.1% in the same quarter in 1998. The higher tax rate in 1998 reflects taxes due on the capital gain realized from the sale of AquaPenn stock at that time.

      Net earnings for the quarter of $21,191,000, or 51 cents per share,
compared with $26,618,000, or 64 cents per share, in 1998.   The Company's
sale of its AquaPenn stock in 1998 contributed $0.20 to basic and diluted earnings per share.

      As of March 27, 1999 Weis Markets, Inc., was operating 158 retail food stores, with locations in Pennsylvania, Maryland, New Jersey, New York, Virginia, and West Virginia. The Company also operates a restaurant and institutional food supplier, known as Weis Food Service. The Company owns SuperPetz II, Inc., a chain of 34 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee. One SuperPetz store was closed during the quarter for operational reasons and a second due to the expiration of a lease agreement. The Company may close or sell additional stores in the future.

LIQUIDITY AND CAPITAL RESOURCES

      Cash flows from operating activities were $45,125,000 for the three-month period ended March 27, 1999 compared to $45,734,000 during the same period of 1998. Working capital has decreased 1.8% since the beginning of this year.

                                 WEIS MARKETS, INC.
                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

      Net cash used in investing activities during the first quarter of 1999 was $29,575,000 compared to $32,465,000 in 1998. Property and equipment expenditures in the first quarter of 1999 amounted to $28,083,000 as compared to $9,226,000 in 1998. Management anticipates the continued use of the Company's cash for acquisitions, the construction of new superstores, the expansion and remodeling of existing units, the securing of sites for future expansion, new technology purchases and the upgrading of its processing and distribution facilities.

      Net cash used in financing activities during the first quarter of 1999 was $10,440,000, compared to $10,012,000 in 1998. Treasury stock purchases during the quarter amounted to $12,000, compared to no purchases made in the first quarter last year. The Board of Directors' 1996 resolution authorizing the purchase of treasury stock has a remaining balance of 645,591 shares. Cash dividend payments made during the quarter on common stock amounted to $.25 per share, compared to $.24 in 1998. At a regularly scheduled meeting held on April 6, 1999, the Board of Directors declared a 25 cents per share dividend payable to holders of record as of May 7, 1999, payable on May 21, 1999.

      The Company funded its working capital requirements for the quarter through internally generated cash flows from operations, as it has done in prior years. Company management estimates that its current development plans will require an investment of approximately $173,615,000 over an eighteen-month period through mid-year 2000. The Company continues to pursue acquisitions and investment opportunities to enhance future financial performance. The financial and liquidity position of the Company, combined with its historical insurance loss experience rates, has allowed it to carry higher deductible and retention levels on its employee and business insurance coverage. The Company plans to maintain these higher exposure levels, thus benefiting from reduced premium expenses. In view of the Company's significant liquid assets, lack of debt financing, and its ability to generate working capital internally, it is not expected that any type of external financing will be needed for these activities.

READINESS FOR THE YEAR 2000

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

      The Company's Year 2000-project group has completed its assessment of all systems potentially affected by the Year 2000 problem. To date, approximately 90% of the remediation, testing, and implementation has been completed on all software applications and hardware systems used within the Company. Outside consultants are being utilized as needed.

      All software application and embedded chip technology reprogramming, replacement, testing, and implementation are scheduled for completion by June 30, 1999. Management believes the most critical Year 2000 area remaining to be fully rectified is the Company's own store billing applications. To this end, modifications to the billing applications are scheduled to be completed, tested and in production by June 30, 1999.

                                 WEIS MARKETS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)


READINESS FOR THE YEAR 2000 (continued)

      The Company does not believe that the Year 2000 presents a material exposure as it relates to its overall operations and feels its own efforts will result in full compliance. Management has estimated that total Year 2000 remediation expenditures will cost between $2.0 to $2.5 million.
Consequently, the Year 2000 issue should not have a material impact on the operational results or on the liquidity and capital resources of the Company. Normal maintenance and modification costs are being expensed as incurred and the acquisition cost of new software or hardware is being capitalized and written off over the expected useful life of the asset.

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

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

      Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended March 27, 1999. Quantitative information is set forth on page 16 of the Company's 1998 Annual Report under the caption "Quantitative Disclosures About Market Risks", which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998 and is incorporated herein by reference.

      Qualitative Disclosure - This information is set forth on page 7 of the Company's 1998 Annual Report under the caption Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December
26, 1998 and is incorporated herein by reference.

                             PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Weis Markets, Inc., was held on Tuesday, April 6, 1999, at 10:00 a.m., Eastern Standard Time, at the principal office of the Corporation.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

(c) The meeting was held for the following purposes:

  1. To elect seven directors to serve, subject to provisions of the by-laws, until the next Annual Meeting of shareholders or until their respective successors have qualified.
  2. To approve the appointment of independent public accountants for the current fiscal year.
  3. To approve an amendment to the current 1995 Stock Option Plan.
  4. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting submitted to the Secretary by the Judge of Elections disclosed the following tabulation of votes.

Proposal #1                                  For           Withhold         %
_______________________________________________________________________________
Robert F. Weis                            39,321,672        132,320        94.2
Norman S. Rich                            39,322,464        131,528        94.2
Joseph I. Goldstein                       39,321,053        132,938        94.2
Richard E. Shulman                        39,322,247        131,745        94.2
Jonathan H. Weis                          39,320,652        133,340        94.2
Michael M. Apfelbaum                      39,291,912        162,080        94.1
William R. Mills                          27,704,257     11,749,735        66.4


Proposal #2                           For        Against     Abstain        %
_______________________________________________________________________________
Proposal to approve the
appointment of Ernst &
Young, LLP, as the
independent public accountants
of the corporation.               39,424,841     10,120       19,029       94.4


Proposal #3                           For        Against     Abstain        %
_______________________________________________________________________________
Proposal to approve the
stock option plan amendment       34,464,443  4,905,880       83,661       82.5

                             PART II - OTHER INFORMATION
                                    (continued)

Item 5.  Other Information
       Central Properties, Inc., a Pennsylvania corporation ("Central Properties"), owns the land under a Company store and an adjacent parking lot in Lebanon, Pennsylvania. Central Properties leases these properties to the Company for rent payments which totaled $72,866 in 1998. The stockholders of Central Properties include Robert F. Weis, Chairman of the Board of Directors and Treasurer of the Company, and family members of Michael M. Apfelbaum, Joseph I. Goldstein and Jonathan H. Weis, each of whom is a director of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 27, 1999.





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