Form 10-Q
period 1999-06-26
WEIS MARKETS INC
filed 1999-08-10
CIK 105418

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For Quarter Ended                   June 26, 1999

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


Common Stock, No Par Value                              41,688,975 shares
                                                (Outstanding at end of period)

                                   WEIS MARKETS, INC.
                                         INDEX





                                                                     Page No.

Part I.  Financial Information

 Item 1.      Consolidated  Balance Sheets -
              June 26, 1999 and December 26, 1998                       2

              Consolidated Statements of Income  -
              Six Months Ended June 26, 1999
              and June 27, 1998                                         3

              Consolidated Statements of Cash Flows -
              Six Months Ended June 26, 1999
              and June 27, 1998                                         4

              Notes to Consolidated Financial Statements                5

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations             6

 Item 3.      Quantitative and Qualitative Disclosure of Market Risk    9


Part II.  Other Information

 Item 6.      Exhibits and Reports on Form 8-K                         10

Signatures                                                             10

                               PART I - FINANCIAL INFORMATION
                                     WEIS MARKETS, INC.
                               CONSOLIDATED BALANCE SHEETS
                                        (unaudited)
                                   (dollars in thousands)


                                        June 26, 1999        December 26, 1998
Assets
Current:
   Cash                                $      5,577          $      7,430
   Marketable securities                    398,194               403,702
   Accounts receivable, net                  30,996                32,735
   Inventories                              138,934               158,938
   Prepaid expenses                           3,698                 4,979
   Deferred income taxes                      4,585                   434
                                          _________             _________
            Total current assets            581,984               608,218

Property and equipment, net                 422,362               398,435
Intangible and other assets, net             21,268                22,549
                                          _________             _________
                                       $  1,025,614          $  1,029,202
                                          =========             =========
Liabilities
Current:
   Accounts payable                    $     61,686          $     74,556
   Accrued expenses                          17,518                13,876
   Accrued self-insurance                    16,535                12,814
   Payable to employee benefit plans          7,735                 8,195
   Income taxes payable                         483                 9,302
                                          _________             _________
            Total current liabilities       103,957               118,743

Deferred income taxes                        18,662                19,818

Shareholders' Equity
   Common stock, no par value,
   100,800,000 shares authorized,
   47,449,829 and 47,449,429 shares
   issued, respectively                       7,482                 7,471
   Retained earnings                      1,022,698             1,003,170
   Accumulated other comprehensive income
       (Net of deferred taxes of $6,804
        in 1999 and $10,238 in 1998)          9,594                14,436
                                          _________             _________
                                          1,039,774             1,025,077

   Treasury stock, at cost 5,760,854
   and 5,693,585 shares, respectively      (136,779)             (134,436)
                                          _________             _________
   Total shareholders' equity               902,995               890,641
                                          _________             _________
                                       $  1,025,614          $  1,029,202
                                          =========             =========

See accompanying notes to consolidated financial statements.

                                   WEIS MARKETS, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                    (dollars in thousands except per share amounts)

                             Three Months Ended              Six Months Ended
                           06/26/99        06/27/98       06/26/99      06/27/98

Net sales               $   490,019    $   457,566    $   986,300    $   912,289
Cost of sales, including
 warehousing and
 distribution expenses      365,503        342,681        736,593        683,238
                            _______        _______        _______        _______
  Gross profit on sales     124,516        114,885        249,707        229,051

Operating, general and
 administrative expenses    101,123         96,048        200,380        188,927
                            _______        _______        _______        _______
  Income from operations     23,393         18,837         49,327         40,124

Investment income             4,015          4,394          8,037         22,753

Other income                  2,062          2,593          4,270          5,251
                            _______        _______        _______        _______
  Income before provision
   for income taxes          29,470         25,824         61,634         68,128

Provision for income taxes   10,270          9,086         21,243         24,772
                            _______        _______        _______        _______

  Net income            $    19,200    $    16,738    $    40,391    $    43,356
                            =======        =======        =======        =======
Weighted average number
 of common shares
 outstanding             41,723,014     41,780,066     41,744,376     41,779,606
                         ==========     ==========     ==========     ==========
Cash dividends per
 common share           $      0.25    $      0.24    $      0.50    $      0.48
                         ==========     ==========     ==========     ==========
Basic and diluted
 earnings per share     $      0.46    $      0.40    $      0.97    $      1.04
                         ==========     ==========     ==========     ==========







See accompanying notes to consolidated  financial statements.

                                    WEIS MARKETS, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                 (dollars in thousands)

                                                      Six months ended
                                                June 26, 1999     June 27, 1998
Cash flows from operating activities:
  Net income                                    $     40,391      $     43,356
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                     19,100            18,373
     Amortization                                      2,430             2,347
     Loss on sale of fixed assets                        231                42
     Gain on sale of marketable securities             ---             (14,210)
     Changes in operating assets and liabilities:
       Decrease in inventories                        20,004            26,415
       Decrease in accounts receivable
          and prepaid expenses                         3,020             3,730
       Decrease  in accounts payable
          and other liabilities                       (5,967)          (10,530)
       Increase (decrease) in income taxes payable    (8,819)            1,437
       Decrease in deferred income taxes              (1,873)             (985)
                                                     _______           _______
            Net cash provided by operating
              activities                              68,517            69,975

Cash flows from investing activities:
  Purchase of property and equipment                 (45,277)          (28,200)
  Proceeds from the sale of property and equipment       470                31
  Purchase of marketable securities                  (26,309)          (79,971)
  Proceeds from maturities of marketable securities   23,541            42,045
  Proceeds from the sale of marketable securities      ---              21,871
  (Increase) decrease in intangible assets
    and other assets                                     400            (2,175)
                                                     _______           _______
            Net cash used in investing activities    (47,175)          (46,399)

Cash flows from financing activities:
  Proceeds from issuance of common stock                  11                13
  Dividends paid                                     (20,863)          (20,051)
  Purchase of treasury stock                          (2,343)              (40)
                                                     _______           _______
            Net cash used in financing activities    (23,195)          (20,078)

Net increase (decrease) in cash                       (1,853)            3,498
Cash at beginning of period                            7,430             3,133
                                                     _______           _______
Cash at end of period                           $      5,577      $      6,631
                                                     =======           =======
Cash paid during the period for:
Interest expense                                $       ---       $       ---
                                                     =======           =======
Income taxes                                    $     31,935      $     24,000
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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month and six-month periods ended June 26, 1999 and June 27, 1998 are as follows:

                                   Three Months Ended         Six Months Ended
(dollars in thousands)            06/26/99    06/27/98      06/26/99    06/27/98
================================================================================
Net Income                      $  19,200   $  16,738     $  40,391   $  43,356
Unrealized gains/(losses) on
 marketable securities             (2,879)      1,832        (4,842)     12,821
Less: reclassification adjustment
 for gains included in net income                                        (8,386)
                                _________   _________     _________   _________
Comprehensive income            $  16,321   $  18,570     $  35,549   $  47,791
                                =========   =========     =========   =========
(3) Property and Equipment
Property and equipment, as of June 26, 1999 , and December 26, 1998, consisted of :

                            Useful Life
(dollars in thousands)      (in years)            1999             1998
=========================================================================
Land                                        $     63,839     $     58,151
Buildings and improvements    10-60              291,331          277,694
Equipment                      3-12              429,237          413,703
Leasehold improvements         5-20               73,628           67,840
                                                 _______          _______
      Total, at cost                             858,035          817,388
Less accumulated
 depreciation and amortization                   435,673          418,953
                                                 _______          _______
                                            $    422,362     $    398,435
                                                 =======          =======

                                WEIS MARKETS, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

     Total sales for the second quarter ended June 26, 1999 increased 7.1% to $490,019,000 as compared to sales of $457,466,000 generated in the second quarter of 1998. Sales for the first half of this year increased 8.1% to $986,300,000 compared to $912,289,000 in 1998. Identical store sales increased 4.4% for the quarter as compared to a 1.6% increase in the second quarter of 1998. Through the first half of the year, the Company has experienced an increase in identical store sales of 5.6% as compared to a
 .1% increase during this same period last year. Sales performance from new and remodeled stores remains strong and the Company continues to be aggressive with its promotional activity.

     Gross profit of $124,516,000 at 25.4% of sales, increased $9,631,000 or 8.4% compared to the second quarter results last year. The increase in gross profit dollars was due primarily to higher sales volume as the gross profit rate increased by only .3%. Year-to-date gross profit of $249,707,000 at 25.3% of sales, increased $20,656,000 or 9.0%. As a percentage of sales, the year-to-date gross profit rate increased .2%. Tighter operational controls of store inventory shrink accounted for .2% of the gross profit rate improvement in both the quarter and year-to-date results.

     In the second quarter of 1999, operating, general and administrative expenses were $101,123,000 or 20.6% of sales. These costs increased
$5,075,000 or 5.3% compared to the same quarter in 1998. The increase in operating expenses is directly attributable to the Company's higher sales volume. Year-to-date, operating expenses were $200,380,000 at 20.3% of sales compared to $188,927,000 at 20.7% of sales in the first half of last year. As a percentage of sales, total-operating expenses for the quarter and the first half of 1999 decreased .4% due to the Company's higher sales volume.

     Investment income during the quarter of $4,015,000 at .8% of sales, decreased $379,000, or 8.6% compared to last year. As a percentage of sales, the Company's investment income decreased .2%. Year-to-date investment income of $8,037,000 at .8% of sales, decreased $14,716,000 or 64.7% compared to the first half of last year. In the first quarter of 1998, the Company sold its interest in AquaPenn Spring Water Co., Inc. during that company's initial public offering on the NYSE (NYSE: APN) at a pretax profit of $14,210,000.

     Other income for the quarter of $2,062,000 at .4% of sales decreased $531,000, or 20.5% compared to the second quarter last year. Year-to-date, other income of $4,270,000 at .4% of sales decreased $981,000 or 18.7% versus a year ago.

     The effective tax rate for the second quarter of 1999 was 34.8% compared with 35.2% in 1998. Year-to- date, the effective tax rate is 34.5% compared to 36.4% last year. The higher tax rate in 1998 reflects taxes due on the capital gain realized from the sale of AquaPenn stock in the first quarter of the same year.

     Net income after tax for the second quarter increased 14.7% to $19,200,000, or $.46 per diluted share, compared to net income of $16,738,000, or $.40 per diluted share, in 1998. Year-to-date earnings were $40,391,000 or $.97 per diluted share, compared to $43,356,000, or $1.04 per diluted share in 1998. The Company's sale of its AquaPenn stock in the first quarter of 1998 contributed $0.20 to basic and diluted earnings per share. When this one-time investment gain is factored out of 1998's first half earnings, 1999 diluted earnings per share increased $.13 per share and net-profits increased 15.5%.

     As of June 26, 1999 Weis Markets, Inc., was operating 160 retail food stores, with locations in Pennsylvania, Maryland, New Jersey, New York, Virginia, and West Virginia. The Company also operates a restaurant and institutional food supplier, known as Weis Food Service. The Company also owns SuperPetz II, Inc., a chain of 34 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

                                  WEIS MARKETS, INC.
                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (continued)


LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1999, the Company generated $68,517,000 in cash flows from operating activities compared to $69,975,000 for the same period in 1998. It is important to note that 1998's net cash provided by operating activities includes $14,210,000 from the sale of its AquaPenn stock. Year-to-date, working capital has decreased $11,448,000 or 2.3% since the beginning of this fiscal year. A significant part of this decrease stems from the payment of income taxes related to one-time gains in 1998 from the sale of securities held by the Company.

     Net cash used in investing activities in the first half of 1999 amounted to $47,175,000 compared to $46,399,000 in 1998. Capital expenditures for the first half of the year totaled $45,277,000, as compared to $28,200,000 in the first half of 1998. At the annual shareholder meeting held in April, the Company announced plans to invest $173,615,000 in capital improvements over an 18-month period. The capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

    Net cash used in financing activities during the first half of 1999 was $23,195,000, compared to $20,078,000 in 1998. Treasury stock purchases during the first half amounted to $2,343,000, compared to $40,000 in purchases made in the first half of last year. The Board of Directors' 1996 resolution authorizing the purchase of treasury stock has a remaining balance of 578,653 shares. Cash dividend payments of $10,424,000 were made during the quarter to common stock shareholders at $.25 per share, as compared to $.24 per share in 1998. Year-to-date cash dividends paid to holders of common stock amounts to $20,863,000 compared to $20,051,000 in dividend payments in the first half of 1998. The Board of Directors recently declared a 4.0% increase in the quarterly dividend up from $.25 per share to $.26 cents per share. This marks the 34th consecutive year of dividend increases by the Company. The dividend will be payable to holders of record as of August 9, 1999, payable August 23, 1999.

     The Company funded its working capital requirements for the quarter through internally generated cash flows from operations, as it has done in prior years. Company management estimates that its current development plans, announced at the Company's annual shareholders meeting in April, will require an investment of approximately $173,615,000 over an eighteen-month period through mid-year 2000. The Company also continues to pursue acquisitions and investment opportunities to enhance future financial performance. Management believes that the Company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program. The corporation has no other commitment of capital resources as of June 26, 1999.

READINESS FOR THE YEAR 2000

     The Year 2000-issue (Y2K) is the result of computer programs written using two digits rather than four to define the applicable year within its calculations. Consequently, date sensitive calculations within computer programs or hardware with embedded chip technology may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or a program miscalculation that may cause a business interruption.

     In 1995, the Company began evaluating its information technology systems and various other systems in order to identify and adjust date sensitive systems for Y2K compliance. In 1996, a project group comprised of management from various areas within the organization was established to coordinate the Company's Y2K compliance efforts. This project group is also

                                WEIS MARKETS, INC.
                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)


READINESS FOR THE YEAR 2000 (continued)

working with the Company's various suppliers and contractors to determine their Y2K compliance status and to monitor their compliance progress. Bi-weekly updates and periodic status reports from the project group keeps executive management informed of the team's progress.

     The Company's Y2K-project group completed its assessment of all systems potentially affected by the Y2K problem in 1998. Outside consultants were hired to perform some of the planning and remediation work and several business critical applications were sent to outside resources for independent certification. As of June 30, 1999, the Company completed remediation and testing on all software applications and hardware systems initially identified during the assessment phase of this project. The Company has completed Y2K implementation on all significant applications and hardware systems except point-of-sale software. The point-of-sale software was fully tested in both internal and external lab environments by June 30, 1999. However, problems encountered during earlier testing phases delayed the software installation. The Company expects to complete the software installation in all stores by September 30, 1999.

     The Company does not believe that the Y2K presents a material exposure as it relates to its overall operations and feels its own efforts will result in full compliance. Management has estimated that total Y2K remediation expenditures will cost $2.5 million. Consequently, the Y2K issue should not have a material impact on the operational results, liquidity, and capital resources of the Company. Normal maintenance and modification costs are being expensed as incurred. The acquisition cost of new software and hardware has been capitalized and will be written off over the expected useful life of the assets.

     The impact on business operations from failure by the Company to achieve compliance or failure by external entities beyond the Company's control could potentially have a material and adverse effect on the Company's future operational results. Management believes its Y2K efforts to date will be effective in preventing potential business interruptions. As a precaution, the Company has developed contingency plans for critical business applications and processes. These contingency plans involve manual workarounds and increasing both store and warehouse inventories.
The Y2K-project group will continue to monitor, review, and test the systems throughout the remainder of the year. It will also continue to review and update its contingency plans as may be required. The contingency plans provide viable alternatives to ensure that the Company's core business operations will continue in the event of a Y2K related system failure.

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

                                WEIS MARKETS, INC.
                     ITEM 3. QUANTITATIVE AND QUALITATIVE
                         DISCLOSURES ABOUT MARKET RISK


Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended June 26, 1999.
However, the Company is unsure as to the value of one investment totaling
$4.2 million. The Company is monitoring this situation closely. Quantitative information is set forth on page 16 of the Company's 1998 Annual Report under the caption "Quantitative Disclosures About Market Risks", which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth on page 7 of the Company's 1998 Annual Report under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998 and is incorporated herein by reference.

                           PART II - OTHER INFORMATION
                                   (continued)

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 26, 1999.






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