Form 10-K/A
period 1997-12-27
WEIS MARKETS INC
filed 1999-09-17
CIK 105418

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-K/A
                Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the fiscal year ended December 27, 1997    	Commission file number 1-5039

                             	WEIS MARKETS, INC.
          	(Exact name of registrant as specified in its charter)

           	Pennsylvania  		                  	24-0755415
   (State or other jurisdiction of	    	(IRS Employee Identification No.)
   incorporation or organization)

   1000 South Second Street, Sunbury, PA	                 		17801
  (Address of principal executive offices)	             	(Zip Code)

Registrant's telephone number, including area code     		717-286-4571

Securities registered pursuant to Section 12(b) of the Act:

                                            				Name of each exchange
          	Title of each class		             	   on which registered
        	Common stock, no par value		          	New York Stock Exchange

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

Amendment #1 is being filed to correct Part I, Item 13.

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

             Amendment:
             Central Properties, Inc., a Pennsylvania corporation ("Central Properties"), owns the land under a Company store and an adjacent parking lot in Lebanon, Pennsylvania. Central Properties leases these properties to the Company for rent payments which totaled $81,267 in 1997. The stockholders of Central Properties include Robert F. Weis, Chairman of the Board of Directors and Treasurer of the Company, and family members of Michael M. Apfelbaum, Joseph I. Goldstein and Jonathan H. Weis, each of whom is a director of the Company.

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