Form 10-K/A
period 1998-12-26
WEIS MARKETS INC
filed 1999-09-17
CIK 105418

UNITED STATES
                      SECRITIES AND EXCHANGE COMMISSION
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


             Amendment:
             Central Properties, Inc., a Pennsylvania corporation ("Central Properties"), owns the land under a Company store and an adjacent parking lot in Lebanon, Pennsylvania. Central Properties leases these properties to the Company for rent payments which totaled $79,969 in 1998. The stockholders of Central Properties include Robert F. Weis, Chairman of the Board of Directors and Treasurer of the Company, and family members of Michael M. Apfelbaum, Joseph I. Goldstein and Jonathan H. Weis, each of whom is a director of the Company.

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