Form 10-Q
period 1999-09-25
WEIS MARKETS INC
filed 1999-11-05
CIK 105418

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For Quarter Ended                September 25, 1999

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

                        Yes      X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                           41,690,125  shares
                                               (Outstanding at end of period)

                               WEIS MARKETS, INC.

                                     INDEX






                                                                     Page No.


Part I.  Financial Information

 Item 1.      Consolidated  Balance Sheets -
              September 25, 1999 and December 26, 1998                      2

              Consolidated Statements of Income  -
              Nine Months Ended September 25, 1999
              and September 26, 1998                                        3

              Consolidated Statements of Cash Flows -
              Nine Months Ended September 25, 1999
              and September 26, 1998                                        4

              Notes to Consolidated Financial Statements                    5

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 6

 Item 3.      Quantitative and Qualitative Disclosures about Market Risk    9


Part II.  Other Information

 Item 6.      Exhibits and Reports on Form 8-K                             10

Signatures                                                                 10

                        PART I - FINANCIAL INFORMATION
                                 WEIS MARKETS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                              (dollars in thousands)


                                          September 25, 1999   December 26, 1998
Assets
Current:
 Cash                                          $     3,285       $     7,430
 Marketable securities                             405,239           403,702
 Accounts receivable, net                           30,507            32,735
 Inventories                                       136,053           158,938
 Prepaid expenses                                    2,111             4,979
 Deferred income taxes                               5,784               434
                                                 _________         _________
      Total current assets                         582,979           608,218

Property and equipment, net                        429,444           398,435
Intangible and other assets, net                    20,440            22,549
                                                 _________         _________
                                               $ 1,032,863       $ 1,029,202
                                                 =========         =========
Liabilities
Current:
 Accounts payable                              $    63,516       $    74,556
 Accrued expenses                                   14,948            13,876
 Accrued self-insurance                             14,527            12,814
 Payable to employee benefit plans                   7,944             8,195
 Income taxes payable                                3,918             9,302
                                                 _________         _________
      Total current liabilities                    104,853           118,743

Deferred income taxes                               18,105            19,818

Shareholders' Equity
 Common stock, no par value,
 100,800,000 shares authorized, 47,450,979
 and 47,449,429 shares issued, respectively          7,511             7,471
 Retained earnings                               1,031,007         1,003,170
 Accumulated other comprehensive income
  (Net of deferred taxes of $5,791 in 1999
   and $10,238 in 1998)                              8,166            14,436
                                                 _________         _________
                                                 1,046,684         1,025,077

 Treasury stock, at cost, 5,760,854 and
   5,693,585 shares, respectively                 (136,779)         (134,436)
                                                 _________         _________
      Total shareholders' equity                   909,905           890,641
                                                 _________         _________
                                               $ 1,032,863       $ 1,029,202
                                                 =========         =========

See accompanying notes to consolidated financial statements.

                                 WEIS MARKETS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)
                   (dollars in thousands except per share amounts)

                                Three Months Ended         Nine Months Ended
                               09/25/99     09/26/98     09/25/99     09/26/98

Net sales                   $   492,293  $   463,296  $ 1,478,593  $ 1,375,585
Cost of sales, including
 warehousing and
 distribution expenses          363,301      345,626    1,099,894    1,028,864
                             __________   __________   __________   __________
  Gross profit on sales         128,992      117,670      378,699      346,721

Operating, general and
 administrative expenses        104,673       97,441      305,054      286,367
                             __________   __________   __________   __________
  Income from operations         24,319       20,229       73,645       60,354

Investment income                 4,357        4,433       12,395       27,186

Other income                      1,819        5,305        6,089       10,556
                             __________   __________   __________   __________
  Income before provision
   for income taxes              30,495       29,967       92,129       98,096

Provision for income taxes       11,345       11,531       32,588       36,303
                             __________   __________   __________   __________
  Net income                $    19,150  $    18,436  $    59,541  $    61,793
                             ==========   ==========   ==========   ==========

Weighted average number of
 common shares outstanding   41,696,570   41,777,807   41,726,273   41,779,308
                             ==========   ==========   ==========   ==========
Cash dividends per
 common share               $      0.26  $      0.25  $      0.76  $      0.73
                             ==========   ==========   ==========   ==========
Basic and diluted
 earnings per share         $      0.46  $      0.44  $      1.43  $      1.48
                             ==========   ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                                 WEIS MARKETS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                             (dollars in thousands)

                                                     Nine Months Ended
                                          September 25, 1999  September 26, 1998
Cash flows from operating activities:
 Net income                                       $    59,541     $    61,793
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         29,904          28,120
  Amortization                                          4,681           6,324
  (Gain) loss on sale of fixed assets                     307            (148)
  Gain on sale of marketable securities                  (118)        (14,210)
  Changes in operating assets and liabilities:
   Decrease in inventories                             22,885          25,280
   Decrease in accounts receivable
    and prepaid expenses                                5,096           4,187
   Decrease in accounts payable
    and other liabilities                              (8,506)        (12,380)
   Increase (decrease) in income taxes payable         (5,384)          4,250
   Decrease in deferred income taxes                   (2,616)         (1,755)
                                                      _______         _______
    Net cash provided by operating
     activities                                       105,790         101,461

Cash flows from investing activities:
 Purchase of property and equipment                   (64,285)        (55,709)
 Proceeds from the sale of property and equipment         493             371
 Purchase of marketable securities                    (63,142)       (108,474)
 Proceeds from maturities of marketable securities     50,888          76,130
 Proceeds from the sale of marketable securities          118          21,871
 Increase in intangible assets and other assets         ---            (2,173)
                                                      _______         _______
    Net cash used in investing activities             (75,928)        (67,984)

Cash flows from financing activities:
 Proceeds from issuance of common stock                    40              26
 Dividends paid                                       (31,704)        (30,494)
 Purchase of treasury stock                            (2,343)           (146)
                                                      _______         _______
    Net cash used in financing activities             (34,007)        (30,614)

Net increase (decrease) in cash                        (4,145)          2,863
Cash at beginning of period                             7,430           3,133
                                                      _______         _______
Cash at end of period                             $     3,285     $     5,996
                                                      =======         =======
Cash paid during the period for:
Interest expense                                  $     ---       $     ---
                                                      =======         =======
Income taxes                                      $    40,588     $    33,808
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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month and nine-month periods ended September 25, 1999 and September 26, 1998 are as follows:

                                 Three Months Ended        Nine Months Ended
(dollars in thousands)        09/25/99     09/26/98      09/25/99     09/26/98
Net Income                   $  19,150    $  18,436     $  59,541    $  61,793
Unrealized gains/(losses)
 on marketable securities       (1,429)       2,268       (6,271)       15,089
Less: reclassification
      adjustment for gains
      included in net income                                            (8,386)
                                ______       ______        ______       ______
Comprehensive income         $  17,721    $  20,704     $  53,270    $  68,496
                                ======       ======        ======       ======
(3) Property and Equipment
Property and equipment, as of September 25, 1999, and December 26,1998, consisted of :

                                 Useful Life
(dollars in thousands)           (in years)          1999            1998
Land                                           $    63,915         $    58,151
Buildings and improvements         10-60           301,168             277,694
Equipment                           3-12           433,711             413,703
Leasehold improvements              5-20            77,408              67,840
                                                   _______             _______
  Total, at cost                                   876,202             817,388
Less accumulated depreciation
 and amortization                                  446,758             418,953
                                                   _______             _______
                                               $   429,444         $   398,435
                                                   =======             =======

                                   WEIS MARKETS, INC.
                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Total sales for the third quarter ended September 25, 1999, increased 6.3% to $492,293,000 compared to $463,296,000 last year. Year-to-date sales increased 7.5% to $1,478,593,000 compared to $1,375,585,000 in 1998.
Same-store sales increased 2.5% for the quarter and 4.5% year-to-date. Sales performance from new and remodeled stores remains strong and the Company continues to be aggressive with its promotional activity.

      During the third quarter of 1999, gross profit increased $11,322,000 or 9.6% to $128,992,000 or 26.2% of sales compared to the same quarter last year. The increase in gross profit dollars is due primarily to increased store sales during the quarter. In addition, the Company's third quarter gross profit rate increased .8% compared to the same period a year ago. The increase in rate for the quarter reflects tighter operational controls implemented to reduce inventory loss and an increase in promotional income received. Year-to-date gross profit of $378,699,000 at 25.6% of sales increased $31,978,000 or 9.2% compared to last year. Gross profit rate increased .4% for the first three-quarters of the year.

      Third quarter operating, general and administrative expenses of $104,673,000 at 21.3% of sales were $7,232,000 or 7.4% higher than the same quarter last year. Operating expenses as a percentage of sales increased .2% during the quarter compared to the third quarter in 1998. The bulk of the dollar increase in expenses for the quarter is directly related to and proportional with the higher sales. Increased labor and benefit costs of $6,739,000 accounted for most of the rise in the Company's operating expenses in the quarter and year-to-date results. Management expects that labor and benefit costs will continue to affect net income disproportionately due to a tight employment market and the need for additional employees in newer units, which are larger and have more service departments. Fixed occupancy costs continue to rise as new stores are built and older existing units are enlarged and/or remodeled under the Company's aggressive capital improvement plan. Occupancy costs in the quarter were $1,525,000 higher than the same quarter last year.

      In the third quarter of 1998, the Company negotiated a settlement with a guarantor for non-performance by a lessee. Company management concluded that related intangible assets no longer had value and that certain other unrelated intangible assets exceeded future benefits. In accordance with generally accepted accounting principles, management reduced the carrying amount of these assets by $2,789,000 to their fair value in the third quarter of last year.

      Year-to-date operating, general and administrative expenses of $305,054,000 at 20.6% of sales compare with $286,367,000 at 20.8% through the first three quarters of 1998. Discounting the impact of the one time write-off of noncurrent assets in 1998, operating expenses as a percentage of sales is the same as last year.

      Investment income of $4,357,000 at .9% of sales decreased $76,000 or 1.7% compared to the results in the same quarter last year. As a percentage of sales, investment income decreased .1% in the third quarter compared to last year. Year-to-date investment income of $12,395,000 decreased $14,791,000 or 54.4% compared with results in the first three quarters of 1998. In the first quarter of 1998, the Company sold its interest in AquaPenn Spring Water Co., Inc. during that company's initial public offering on the NYSE (NYSE: APN) at a pretax gain of $14,210,000. Discounting this one-time credit, year-to-date investment income has decreased $581,000 or 4.5% for the year and decreased .1% as a percentage of sales.

      Other income for the quarter of $1,819,000 at .4% of sales decreased $3,486,000 or 65.7% compared to the same quarter last year. As previously mentioned, the Company negotiated a settlement with a guarantor for non-performance by a lessee for $2,450,000 in the third quarter of 1998. The Company also realized a gain on the sale of property of $305,000 during the third quarter of 1998. Other assets were determined to have a carrying value in excess of their market value by approximately $400,000 and were written down appropriately during the current quarter. Year-to-date, other income of $6,089,000 at .4% of sales decreased $4,467,000 or 42.3% compared to the same year-to-date period in 1998.

                                 WEIS MARKETS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


OPERATING RESULTS (continued)

      The effective tax rate for the third quarter of 1999 was 37.2% compared with 38.5% in 1998. Year-to-date, the effective tax rate is 35.4% compared to 37.0% last year. Intangible assets written down to fair value during the third quarter of 1998 were not tax deductible. The higher year-to-date tax rate in 1998 also reflects taxes due on the capital gain realized from the sale of AquaPenn stock in the first quarter of the same year.

      Net earnings for the third quarter of $19,150,000 or 46 cents per diluted share compared with $18,436,000 or 44 cents per diluted share in 1998. Year-to-date earnings of $59,541,000 or $1.43 per diluted share, compares with $61,793,000 or $1.48 per diluted share in 1998. In the first quarter of 1998, the Company's after tax net-income included a one-time gain from the sale of AquaPenn Spring Water stock of $8.3 million in after tax net-income or
 .20 per share. Excluding the impact of this one-time item, Weis Markets 1999 year-to-date diluted earnings per share increased $.15 per share and net profits increased 11.3%.

      During the third quarter, Weis Markets opened two new stores; a 46,500-square-foot unit in Tannersville, PA and a 56,705-square-foot superstore in Pasadena, MD. The Company also completed the expansion of an existing unit located in Milton, PA. In the fourth quarter, the Company plans to open new grocery superstores in Flanders, NJ, Honesdale, PA, and Allentown, PA. In addition, the Company is currently building five superstores, three new, and two replacement units that are scheduled to open in early 2000.

      As of September 25, 1999 Weis Markets, Inc. was operating 162 stores in six states: Pennsylvania, Maryland, New Jersey, New York, Virginia, and
West Virginia. The Company owns SuperPetz II, Inc., a chain of 34 pet supply stores in eleven states: Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee. The Company also operates Weis Food Service, a restaurant and institutional food supplier.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated $105,790,000 in cash flows from operating activities for the nine-month period ended September 25, 1999 compared to $101,461,000 through September 26, 1998. Year-to-date, working capital has decreased $11,349,000 or 2.3% since the beginning of this fiscal year.

      Net cash used in investing activities in the first three-quarters of 1999 amounted to $75,928,000 compared to $67,984,000 in 1998. Year-to-date capital expenditures for property and equipment total $64,285,000, as compared to $55,709,000 during the same period in 1998. Proceeds from the sale of marketable securities during the first quarter of 1998 totaling $21,871,000 were used to purchase other marketable securities in that same year.

      Net cash used in financing activities during the first three-quarters of 1999 was $34,007,000, compared to $30,614,000 in 1998. Year-to-date cash dividends paid to holders of common stock amounts to $31,704,000 compared to $30,494,000 in dividend payments made in the first three-quarters of 1998.
At a regularly scheduled meeting, the Board of Directors declared a 26 cents per share dividend for holders of record as of November 5, 1999, payable on November 19, 1999. Treasury stock purchases during the first three-quarters of this year of $2,343,000, compares to $146,000 in purchases made during the same period last year. The Board of Directors' 1996 resolution authorizing the purchase of treasury stock has a remaining balance of 578,653 shares.

                                WEIS MARKETS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

      The Company funded its working capital requirements for the quarter through internally generated cash flows from operations, as it has done in prior years. Company management estimates that its current development plans, announced at the Company's annual shareholders meeting in April, will require an investment of approximately $173,615,000 over an eighteen-month period through mid-year 2000. The Company also continues to pursue acquisitions and investment opportunities to enhance future financial performance. Management believes that the Company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, Treasury Stock purchases, and the continuing expansion program. The corporation has no other commitment of capital resources as of September 25, 1999.

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

      In 1995, the Company began evaluating its information technology systems and various other systems in order to identify and adjust date sensitive systems for Y2K compliance. In 1996, a project group comprised of management from various areas within the organization was established to coordinate the Company's Y2K compliance efforts. This project group is also working with the Company's various suppliers and contractors to determine their Y2K compliance status and to monitor their compliance progress. Bi-weekly updates and periodic status reports from the project group keep executive management informed of the team's progress.

      The Company's Y2K-project group completed its assessment of all systems potentially affected by the Y2K problem in 1998. Outside consultants were hired to perform some of the planning and remediation work and several business critical applications were sent to outside resources for independent certification. As of June 30, 1999, the Company completed remediation and testing on all software applications and hardware systems initially identified during the assessment phase of this project. The Company has completed Y2K implementation on all significant applications and hardware systems except point-of-sale software. The point-of-sale software was fully tested in both internal and external lab environments by June 30, 1999. However, problems encountered during earlier testing phases delayed the software installation. The Company reported in the second quarter of this year that it expected to complete the software installation in all stores by September 30, 1999. Although the installation of the software is substantially complete, additional delays encountered by outside product developers forced the install completion date to mid-November.

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

                    ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended September 25, 1999. Quantitative information is set forth on page 16 of the Company's 1998 Annual Report under the caption "Quantitative Disclosures About Market Risks", which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998 and is incorporated herein by reference.

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

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 25, 1999.






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