Form 10-K
period 1999-12-25
WEIS MARKETS INC
filed 2000-03-24
CIK 105418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 25, 1999      Commission file number 1-5039

                               WEIS MARKETS, INC.
          (Exact name of registrant as specified in its charter)

          Pennsylvania                                24-0755415
(State or other jurisdiction of              (IRS Employee Identification No.)
 incorporation or organization)

   1000 South Second Street, Sunbury, PA                      17801
(Address of principal executive offices)                    (ZipCode)

Registrant's telephone number, including area code          570-286-4571

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $1,038,084,000. Shares of common stock outstanding as of March 1, 2000 - 47,453,479.

The index to Exhibits is located in Part IV, Item 14(c).

DOCUMENTS INCORPORATED BY REFERENCE
Selected portions of the 1999 Weis Markets, Inc. Annual Report to
Shareholders are incorporated by reference in Part II and Part IV of this Form 10-K.

                              WEIS MARKETS, INC.

                                   PART I

Item 1.      Business:

 (a) Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the Company's business during fiscal 1999.

 (b) The principal business activity which the Company has been engaged in for the last five fiscal years is the retail sale of food.

(c)(1)(i) The Company operates 133 retail food markets in Pennsylvania, 21 in Maryland, 3 in New Jersey, 3 in New York, 2 in Virginia, and 1 in West Virginia. The stores trade under the name Weis Markets, except for 19 Pennsylvania stores which trade as Mr. Z's Food Mart, 6 Pennsylvania stores which trade as King's Supermarkets, 3 Pennsylvania stores which trade as Save A Lot, 3 Pennsylvania stores which trade as Scot's Lo Cost and 1 Pennsylvania store which trades as Cressler's Marketplace.
             During the past fiscal year, 9 new stores were opened, one of which was a replacement for an older unit. Three stores were closed for financial reasons. The Company also owns and operates Weis Food Service, a restaurant and institutional supplier. SuperPetz, a pet supply chain, operated 2 stores in Alabama, 1 store in Georgia, 1 store in Indiana, 1 store in Kentucky, 1 store in Maryland, 2 stores in Michigan, 8 stores in Ohio, 7 stores in Pennsylvania, 6 stores in South Carolina, and 5 stores in Tennessee. Two SuperPetz stores were closed for financial reasons. The Company supplies its retail stores from distribution centers in Sunbury, Northumberland, and Milton, Pennsylvania. The percentage of net sales contributed by each class of similar products for each of the five fiscal years ended December 25, 1999 was:

             Year   Grocery     Meat       Produce  Pharmacy  Pet Supply  Other

             1995    58.71      14.10       11.05      4.45      2.03      9.66
             1996    56.77      13.87       10.80      4.67      4.17      9.72
             1997    56.00      13.84       11.06      5.25      4.43      9.42
             1998    55.63      13.74       11.60      5.94      4.01      9.08
             1999    55.56      13.88       11.97      6.62      3.27      8.70

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

                                   WEIS MARKETS, INC.

(c)(1)(x) The business of the Company is highly competitive. The number of competitors and the amount of competition experienced by the Company's stores vary by market area. National, regional, and local food chains, as well as independent food stores comprise the Company's principal competition, although the Company also faces substantial competition from convenience stores, membership warehouse clubs, specialty retailers, supercenters, and large-scale drug and pharmaceutical chains.
             The Company competes based on price, quality, location, and service.

(c)(1)(xiii) The Company has approximately 20,100 employees.

Item 2.      Properties:

             The Company owns and operates 80 of its retail food stores and leases and operates 83 stores under operating leases for varying periods of time up to the year 2026. SuperPetz leases all 34 of it's retail store locations. The Company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land which are available as locations for possible future stores or other expansion.

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

Item 4.      Submission of Matters to a Vote of Security Holders:

             There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                      PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder
             Matters:

             "Stock Prices and Dividend Information by Quarter" and
             "Stock Traded" on the inside back cover of the 1999 Weis Markets, Inc. Annual Report to Shareholders are incorporated herein by reference.

                                WEIS MARKETS, INC.

             The approximate number of shareholders on December 25, 1999 is determined by the Company's transfer agent.

Item 6.      Selected Financial Data:

             "Five-Year Review of Operations" on page 20 of the 1999 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations:

             "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9 through 11 of the 1999 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk:

             "Quantitative Disclosures about Market Risk" on page 11 of the 1999 Weis Markets, Inc. Annual Report to Shareholders is incorporated herein by reference. Qualitative disclosures about market risk is discussed within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 10 of the 1999 Weis Markets, Inc. Annual Report to Shareholders and is incorporated herein by reference.

Item 8.      Financial Statements and Supplementary Data:

             The following information is incorporated herein by reference from the 1999 Weis Markets, Inc. Annual Report to
             Shareholders: The consolidated financial statements on pages 12 through 14, the notes to consolidated financial statements on pages 15 through 19, and the independent auditors' report on page 20.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

             None.

                                  WEIS MARKETS, INC.
                                     PART III

Item 10.  Directors and Executive Officers of the Registrant:

          The following is a concise statement of information concerning directors of the Company, together with certain other information with respect to such directors:

                                                                    Shares of Stock
                                                                        of the
                                   Period                              Company             Percent
                                     of             Principal    Beneficially Owned           of
    Name               Age      Directorship        Occupation      on Dec. 31, 1999        Class
Robert F. Weis         80           1947         Chairman of the      12,761,411             30.6
                                   to date       Board & Treasurer

Norman S. Rich         62           1991            President             23,373              *
                                  to date

William R. Mills       43           1996      Vice President Finance       2,000              *
                                   to date         & Secretary

Jonathan H. Weis       32           1996      Vice President Property     88,020              *
                                   to date   Management and Development

Michael M. Apfelbaum   39           1996        Partner, Apfelbaum     3,809,009              9.1
                                   to date     Apfelbaum & Apfelbaum
                                                 Attorneys at Law

Joseph I. Goldstein    57           1995              Partner,            10,097              *
                                   to date   Kirkpatrick and Lockhart, LLP
                                                Attorneys at Law

Richard E. Shulman     60           1994            President                222              *
                                   to date       Industry Systems
                                                  Development Co.

All 14 Directors and
Officers as a Group                                                   16,748,323             40.2

*        Owns less than 1% of class.

     Robert F. Weis. The Company has employed Mr. Weis since 1946. Mr. Weis served as Vice President-Treasurer from 1961 through August of 1994 at which time he was appointed Co-Chairman & Treasurer. In January of 1995, Mr. Weis was appointed Chairman & Treasurer. Robert F. Weis is the father of Director, Jonathan
H. Weis and brother of Ellen W. P. Wasserman who is also a beneficial owner of more than 5% of the Company's Common Stock. Mr. Weis has been a member of the Board of Directors since 1947. Mr. Weis also serves as a member of the Board of Trustees of the Sunbury Community Hospital.

     Norman S. Rich. The Company has employed Mr. Rich since 1964. Mr. Rich served as Vice President-Store Operations from 1980 until April 1992, when he became Vice President-Secretary of the Company. During the year 1994, Mr. Rich became President of the Company. Mr. Rich has been a member of the Board of Directors since 1991. Mr. Rich also serves as on the Board of Trustees of Evangelical Community Hospital.

     William R. Mills. The Company has employed Mr. Mills since 1992. Mr. Mills served as Vice President Finance from 1992 through January 1995, at which time he became Vice President Finance & Secretary of the Company. Mr. Mills has been a member of the Board of Directors since 1996.

                         WEIS MARKETS, INC.

     Jonathan H. Weis. The Company has employed Mr. Weis since 1989. Mr. Weis served the Company in various capacities, including Director of Property Management and Development, until July 1996, at which time he was appointed as Vice President Property Management and Development. Jonathan H. Weis is the son of Director, Robert F. Weis. Mr. Weis has been a member of the Board of Directors since 1996.

     Michael M. Apfelbaum. Mr. Apfelbaum is engaged in the private practice of law as a Partner with the firm of Apfelbaum, Apfelbaum & Apfelbaum. Mr. Apfelbaum serves as Co-Counsel for the Charles B. Degenstein Foundation and as City Solicitor to the City of Sunbury. Mr. Apfelbaum has been a member of the Board of Directors since 1996.

     Joseph I. Goldstein. Mr. Goldstein is engaged in the private practice of law as a Partner with the firm of Kirkpatrick and Lockhart, LLP, Washington, D.C. Prior to joining Kirkpatrick and Lockhart, LLP in 1999, Mr. Goldstein was a Partner with the firm of Crowell & Moring, Washington, D.C. Prior to joining Crowell &
Moring in 1995, Mr. Goldstein was an Associate Director of the Division of Enforcement, United States Securities and Exchange Commission. Mr. Goldstein has been a member of the Board of Directors since 1995. Mr. Goldstein is married to Ellen Weis Goldstein, is the son-in-law of Janet C. Weis, brother-in-law of Susan Weis Mindel and brother-in-law of Nancy Weis Wender; each of whom are beneficial owners of more than 5% of the Company's
Common Stock.

     Richard E. Shulman. Mr. Shulman serves as President of Industry Systems Development, Co., a consulting firm. He has expertise in the business of supermarket chains, food wholesalers and technology companies. Mr. Shulman has been a member of the Board of Directors since 1994.


Item 11.  Executive Compensation:

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
The Executive Compensation Committee of the Board of Directors believes that the primary objective of the Company's executive compensation policies should be to attract and retain qualified executives, which is critical to the on-going success of the Company. The executive compensation program is based upon factors that are subjective in nature and are in the best interests of the Company and ultimately the shareholders. The Committee's primary objective is achieved by providing appropriate compensation and incentives that are competitive with executives at selected peer companies of comparable size and position in the retail business, while keeping compensation in line with the financial objectives of the Company. The Committee recognizes the fact that the Company is engaged in a highly competitive industry and thus annually examines market compensation levels and trends in the labor market.

The Committee, through a review process with the President's written evaluation of executives other than the Chairman and the President, subjectively evaluates the performance of senior management. The reports include a review of each executive's performance for the most recent fiscal year. In addition, senior management is orally evaluated by the President as to their efforts and accomplishments throughout the period from information deemed relevant both internally and in light of the competitive position of the Company in the industry. These evaluations include qualitative factors such as the individuals decision-making responsibilities, the professional experience required to perform given tasks, and their leadership and team-building skills. Although executive compensation is not specifically related to corporate performance, the overall performance of the Company is a consideration in determining executive compensation. The Chairman and President reported that the executives substantially met their objectives during the most recent fiscal year. The Committee determined the President's compensation based on subjective and qualitative considerations, which include the overall financial and operational success of the Company.

                           WEIS MARKETS, INC.

     Employment and Severance Agreements. The Committee notes that the President and Vice President Finance & Secretary have employment agreements with the Company. These agreements specify the terms of employment, including pay factors through the year
2004. The agreements provide that employment shall be at will, but if employment is terminated without cause, or the officer resigns for good reason, the officer shall receive his remaining salary and all benefits payable under the agreement. The agreements include a covenant not to compete clause, which is limited by time and geography. The Vice President Private Label and Vice President Pharmacy have similar employment agreements through the year 2003, and in their case includes a one-time stay payment bonus equal to 50% of their annual base salary rate payable if they remain employed by the Company through January 1, 2001 or if they are terminated without cause before January 1, 2001. The
Committee believes that the employment agreements are in the best interest of both the Company and the officers, since it helps to assure continued leadership for the Company and job security to the officers.

     Respectfully submitted by the Executive Compensation
Committee,

Robert F. Weis    Michael M. Apfelbaum   Joseph I. Goldstein  Richard E. Shulman
Committee Chairman

     Executive Compensation - The following table sets forth, with respect to the last three completed fiscal years, the compensation of the current Chairman of the Board & Treasurer, the President of the Company and the next three highest compensated executive officers of the Company in 1999. The determination as to which executive officers to include in the table are based upon total annual salary and bonus exceeding $100,000 in the last completed fiscal year.

                      SUMMARY COMPENSATION TABLE

                                                                              Long Term
                                                                            Compensation
                                           Annual Compensation                 Awards
                                    ___________________________________     ____________
                                                                             Securities
                                                           Other Annual      Underlying       All Other
Name and Principal                   Salary      Bonus     Compensation        Options /    Compensation
Position                   Year       ($)         ($)         ($)               SARs (#)         ($)
Robert F. Weis             1999      500,000       --          --            -- /  --           4,810
Chairman of the            1998      500,000       --          --            -- /  --           4,821
Board & Treasurer          1997      460,000       --          --            -- /  --           5,282

Norman S. Rich             1999      410,000     6,150      25,781         27,211/ 10,000      26,333
President                  1998      380,000     5,700      17,833          2,789/  7,500      26,344
                           1997      350,000     5,355       4,125          3,000/  6,000      26,797

William R. Mills           1999      188,000     2,820      10,313          3,000/  3,500      13,224
Vice President             1998      175,500     2,633       8,917          2,000/  3,000      13,235
Finance & Secretary        1997      160,500     2,456       2,750          2,000/  3,000      13,677

Walter B. Bruce            1999      128,000     1,920       6,875            300/  2,000      12,418
Vice President             1998      122,583     1,839       6,242            300/  2,000      12,217
Private Label              1997      117,667     1,800       2,475            300/  2,100      12,287

Richard L. Kunkle          1999      115,000     1,725       4,125            300/  1,200      11,804
Vice President             1998      109,583     1,644       3,567            300/  1,200      11,603
Pharmacy                   1997      104,583     1,600       1,375            300/  1,200      11,658

Leslie H. Knox             1999       65,667       --          --             --/  --             --
Vice President             1998      191,167     2,868       3,567          2,789/  1,500       6,219
Merchandising              1997      182,917     2,799       1,375          3,000/  1,200       6,923

                                      WEIS MARKETS, INC.

     Mr. Leslie H. Knox terminated his employment with the Company in April 1999. "Other Annual Compensation" consists solely of payments on stock appreciation rights. There are no perquisites to report. "All Other Compensation" consists of the vested and non-vested benefits in the profit sharing, employee stock bonus, supplemental retirement and retirement benefit savings plans. The current year retirement amounts were estimated by outside actuaries for purposes of this report.

     Stock Appreciation Rights. The Company maintains a Stock Appreciation Rights program for certain of its officers and other key executives. Under this program, participants are granted rights equivalent to shares of Company stock. The rights expire in one year, at which time the value of any appreciation from the original date of issue is paid in cash to the participant. No stock is distributed to the participant and there are no plan provisions for reload or tax-reimbursement features.

     Stock Options. The Company has an Incentive Stock Option Plan. Under the terms of the plan, options are granted for shares of the Company's common stock based on the market value at the date of grant and may be exercised immediately. There are no plan provisions for reload or tax-reimbursement features. The following table contains all material information concerning stock options and stock appreciation rights granted to the named executives in the fiscal year ended December 25, 1999.

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                             Potential Realizable
                                                                               Value at Assumed
                                                                                Annual Rates of
                                                                                  Stock Price
                                                                                Appreciation for
                      Individual Grants                                            Option Terms
______________________________________________________________________  ___________________________
                   Number of    % of Total
                  Securities   Options/SARs   Exercise
                  Underlying    Granted to     or Base
                 Options/SARs  Employees in     Price       Expiration
Name              Granted (#)   Fiscal Year   ($/Share)        Date          5% ($)       10% ($)
Norman S. Rich      20,000        47.9%        37.9375       7/31/2009      477,174      1,209,252
                     7,211 /      17.3% /      35.5625       4/05/2009      161,275        408,701
                    10,000        18.1%        37.7500       8/01/2000       18,875         37,750

William R. Mills     3,000 /       7.2% /      37.9375       7/31/2009       71,576        181,388
                     3,500         6.3%        37.7500       8/01/2000        6,606         13,213

Walter B. Bruce        300 /        .7% /      37.9375       7/31/2009        7,158         18,139
                     2,000         3.6%        37.7500       8/01/2000        3,775          7,550

Richard L. Kunkle      300 /        .7% /      37.9375       7/31/2009        7,158         18,139
                     1,200         2.2%        37.7500       8/01/2000        2,265          4,530

                                 WEIS MARKETS, INC.

     The following table summarizes stock options and stock appreciation rights exercised during 1999 and presents the value of unexercised options and stock appreciation rights held by the named executives at fiscal year end. The closing price of the stock at the fiscal year end was $42.8750.

                    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                               AND FY-END OPTION/SAR VALUES

                                                                    Number of
                                                                   Securities           Value of
                                                                   Underlying         Unexercised
                                                                   Unexercised        In-the-Money
                                                                  Options/SARs        Options/SARs
                                                                  at FY-End (#)       at FY-End ($)

                                 Shares Acquired     Value         Exercisable/       Exercisable/
Name                  Type       on Exercise (#)   Realized ($)   Unexercisable       Unexercisable
Norman S. Rich       Options          1,000           13,094      40,750 /     0     316,933 /      0
                      SARs            7,500           25,781           0 /10,000           0 / 51,250

William R. Mills     Options              -                -       9,000 /     0      79,688 /      0
                      SARs            3,000           10,313           0 / 3,500           0 / 17,938

Walter B. Bruce     Options             750           17,542         900 /     0       7,050 /      0
                      SARs            2,000            6,875           0 / 2,000           0  /10,250

Richard L. Kunkle   Options               -                -       1,700 /     0      18,650 /      0
                      SARs            1,200            4,125           0 / 1,200           0 /  6,150

                                      RETIREMENT PLANS

     Profit Sharing Plan. The Company maintains, at its sole expense, a Profit Sharing Plan for certain salaried employees, store management and administrative support personnel. The purpose of the Plan is to enhance employee opportunities for their dedication and loyal service to the Company. The Board of Directors annually determines the amount of contribution to the Plan at its sole discretion. The contribution is allocated among the various plan participants in relationship to their compensation and years of service. Plan participants are 100% vested in their accounts after 7 years of service with the Company and are entitled to receive a distribution of their vested accounts upon termination of employment, including retirement, disability or death.

     Employee Stock Ownership Plan. The Company maintains, at its sole expense, an Employee Stock Ownership Plan for certain salaried employees. The purpose of the Employee Stock Ownership Plan is to give eligible employees the pride of ownership in the Company. Eligible employees become participants at the beginning of the plan year following the two-year anniversary date of their employment, subject to break in service provisions. The Board of Directors annually determines the amount of contribution to the Plan at its sole discretion. The entire contribution is applied toward the purchase of the Company's stock and is distributed among participant accounts in relationship to their compensation. Every participant is fully vested. Vested interests in plan assets are distributed to participants upon reaching the applicable retirement age.

     Retirement Savings Plan. The Company maintains a Retirement Savings Plan pursuant to Section 401(k) of the Internal Revenue Code. Employees become eligible to participate once they complete one year of eligibility service and attain the age of
21. On a quarterly basis, the Company contributes into the plan at the rate of 25% of the employees first 4% of elective deferral. Plan participants are 100% vested in their accounts after 7 years of service with the Company and are entitled to receive a distribution of their vested accounts upon termination of employment, including retirement, disability or death.

                                 WEIS MARKETS, INC.

     Supplemental Retirement Plans. The Company maintains a non-qualified supplemental retirement plan for certain of its officers. The benefits are determined through actuarial calculations dependent on the age of the recipient. The benefit payable on an annual basis to Robert F. Weis would be $449,396 if he had retired as of the date of this Proxy.

     The Company also maintains a second non-qualified supplemental retirement plan for certain of its employees. This Plan is designed to provide retirement benefits and salary deferral opportunities because of the limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. Participants in this plan are excluded from participation in the qualified Profit Sharing or Employee Stock Ownership plans. The Board of Directors annually determines the amount of the allocation to the Plan at its sole discretion. The allocation among the various plan participants is made in relationship to their compensation, years of service and job performance. Plan participants are 100% vested in their accounts after 7 years of service with the Company. Benefits are distributed among participants upon reaching the applicable retirement age. Substantial risk of benefit forfeiture does exist for participants in this Plan.

                        COMPENSATION OF DIRECTORS
     Standard Arrangements: With respect to fiscal 1999, all non-employee Directors received an annual retainer of $16,000, and an additional $1,000 for each regular meeting attended. The Company's Board held four regular meetings during 1999. Messrs. Michael M. Apfelbaum, Joseph I. Goldstein and Richard E. Shulman attended all four of the regular meetings and each received $20,000 in total compensation for their participation. All other directors attended the regular meetings without remuneration.

     The Audit Committee: The Audit Committee acts independently to review the scope and results of the independent auditors' engagement and reviews the adequacy of the Company's internal accounting controls. The 1999 Audit Committee of the Board of Directors was composed of Messrs. Michael M. Apfelbaum, Joseph I. Goldstein and Richard E. Shulman. Mr. Shulman served as Chairman of the Audit Committee. Each non-employee member of the Audit Committee receives $700 for each audit committee meeting attended. During fiscal 1999, all three non-employee committee members attended all four of the Audit Committee meetings held and were compensated $2,800 each for their participation.

     The Compensation Committee: The Compensation Committee is responsible for developing policies and making specific recommendations about compensation of officers, including Robert
F. Weis in his capacity as Chairman of the Board & Treasurer.
The 1999 Compensation Committee of the Board of Directors was composed of Messrs. Michael M. Apfelbaum, Joseph I. Goldstein, Richard E. Shulman and Robert F. Weis. Mr. Weis served as Chairman of the Compensation Committee. Each non-employee Director of the Compensation Committee received an annual retainer of $700 for their participation. The Compensation Committee held one meeting during the fiscal year and all members attended.

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION The 1999 Compensation Committee of the Board of Directors
was composed of Messrs. Michael M. Apfelbaum, Joseph I.
Goldstein, Richard E. Shulman and Robert F. Weis. Robert F. Weis is an officer of the Company. Messrs. Apfelbaum, Goldstein and Shulman were not officers or employees of the Company or had any relationship with the Company requiring disclosure under the Securities and Exchange Commission regulations.

                     SHAREHOLDER RETURN PERFORMANCE
     The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company's Common Stock against the cumulative total return of the S&P Composite-500 Stock Index and the cumulative total return of a published group index for the Retail Grocery Stores Industry, (Peer Group), provided by Value Line, Inc., for the period of five fiscal years. The graph depicts $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in Weis Markets, Inc., common stock, S&P 500, and the Peer Group. The cumulative total return assumes reinvestment of dividends.

                            WEIS MARKETS, INC.

                  COMPARATIVE FIVE-YEAR TOTAL RETURNS


 (This area contains a 5-year line graph as described in the previous paragraph)

                   1994     1995      1996      1997     1998      1999
Weis Markets      100.00   120.60    140.00    158.31   180.78    207.97
S&P 500           100.00   137.50    169.47    226.03   290.22    349.08
Peer Group        100.00   129.72    179.29    252.06   383.59    311.56

     The following line graph, generated from information provided by Value Line, Inc., compares net income as a percentage of sales, between the Company and its Peer Group. This graph highlights the ability of management to generate more income per sale than the average grocery chain over the years, thus increasing net worth for its shareholders.

                    COMPARATIVE TEN-YEAR INCOME PERCENTAGES

(This area contains a 10-year line graph as described in the previous paragraph)

               1990   1991  1992   1993   1994   1995   1996   1997  1998   1999
Weis Markets  6.82%  6.23% 5.64%  5.06%  4.90%  4.82%  4.50%  4.30% 4.48%  3.98%
Peer Group    1.30%  1.18% 0.75%  1.01%  1.41%  1.81%  1.94%  1.27% 2.00%  1.49%

                                 WEIS MARKETS, INC.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management:

OUTSTANDING VOTING SECURITIES AND VOTING RIGHTS

     The following persons are known by the Company to be the beneficial owners of more than 5% of its Common Stock, which is its only class of voting securities, on December 31, 1999. Information contained in the table and in the following footnotes was derived from filings made with the Securities and Exchange Commissionby the Beneficial Owners.

Name and Address               Amount and Nature                   Percent
     of                          of Beneficial                        of
Beneficial Owner                    Ownership                       Class
_________________________       ________________                _____________
Robert F. Weis                    12,761,411   (1)                   30.6
c/o Weis Markets, Inc.
1000 South Second Street
Sunbury, PA 17801-0471

Janet C. Weis                      8,132,411   (2)                   19.5
43 South Fifth Street
Sunbury, PA 17801-0471

Weis Family Holdings, L.P.         8,087,773   (3)                   19.4
919 North Market Street, Suite 200
Wilmington, DE 19801

Weis Family Holdings, L.L.C.       8,087,773   (4)                   19.4
919 North Market Street, Suite 200
Wilmington, DE 19801

Michael M. Apfelbaum               3,809,009   (5)                    9.1
43 South Fifth Street
Sunbury, PA 17801

Ellen W. P. Wasserman              3,524,424   (6)                    8.5
1000 South Second Street
Sunbury, PA 17801-0471

Susan Weis Mindel                  3,490,216   (7)                    8.4
43 South Fifth Street
Sunbury, PA 17801

Ellen Weis Goldstein               3,476,044   (8)                    8.3
43 South Fifth Street
Sunbury, PA 17801

Nancy Weis Wender                  3,381,463   (9)                    8.1
43 South Fifth Street
Sunbury, PA 17801


Sidney Apfelbaum                   2,598,903  (10)                    6.2
43 South Fifth Street
Sunbury, PA 17801

Mellon Bank Corporation           13,963,295  (11)                   33.5
One Mellon Bank Center
Pittsburgh, PA  15258

                               WEIS MARKETS, INC.
 Footnotes:
(1) Robert F. Weis has sole voting and dispositive power as to all 12,761,411 shares listed. This amount includes 6,649,087 shares held in trust under the Will of Harry Weis, with Mellon Bank
     Corporation and Robert F. Weis as co-trustees.

(2) Janet C. Weis has sole voting and dispositive power as to all 8,132,411 shares listed. This amount includes 8,087,773 shares held by the Weis Family Holdings, L.L.C.

(3) The Weis Family Holdings, L.P. (Partnership) is principally engaged in holding shares of Common Stock of the Company. The Weis Family Holdings L.L.C. is the sole general partner ofthe Partnership and has sole voting and dispositive power as to all assets held in the Partnership.

(4) The Weis Family Holdings L.L.C. is the sole general partner of the Weis Family Holdings, L.P. and is principally engaged in managing the affairs of that partnership. Janet C. Weis is the sole Manager of the LLC. Janet C. Weis has a 52% interest in the LLC, Susan Weis Mindel, Ellen Weis Goldstein and Nancy Weis Wender each have a 16% interest in the LLC. Janet C. Weis has sole voting and dispositive power as to all shares listed.

(5) Michael M. Apfelbaum has sole voting power as to 27,064, shared voting power as to 3,781,945, sole dispositive power as to 3,088 and shared dispositive power as to 3,781,945. Of the aggregate amount listed, Mr. Apfelbaum shares voting and dispositive powers as to 3,781,945 shares as a co-trustee with Susan Weis Mindel, Ellen Weis Goldstein and Nancy Weis Wender in various Claire Weis Trusts held at Mellon Bank Corporation.

(6) Ellen W. P. Wasserman has sole voting and investment power as to all 3,524,424 shares listed.

(7) Susan Weis Mindel has sole voting and dispositive power as to 724,085 shares. Mrs. Mindel shares voting and dispositive power as to 127, 662 shares with Nancy Weis Wender and Ellen Weis Goldstein as co-trustees of the Janet Weis Trusts; shares voting and dispositive power as to 112,196 shares with her children as co-trustee of certain trusts for the benefit of such children; shares voting and dispositive power as to 627,836 shares with Michael Apfelbaum as co-trustees of one of the Claire Weis Trusts; and shares voting and dispositive power as to 1,898,437 shares with Michael Apfelbaum, Nancy Weis Wender and Ellen Weis Goldstein as co-trustees of one of the Claire Weis Trusts.

(8) Ellen Weis Goldstein has sole voting power as to 737,444 shares and sole dispositive power as to 739,727 shares. Mrs. Goldstein shares voting and dispositive power as to 127, 662 shares with Susan Weis Mindel and Nancy Weis Wender as co-trustees of the Janet Weis Trusts; shares voting and dispositive power over 4,555 shares with Joseph I. Goldstein; shares voting and dispositive power as to 77,627 shares with her children as co-trustee of certain trusts for the benefit of such children;
     shares voting and dispositive power as to 627,836 shares with Michael Apfelbaum as co-trustees of one of the Claire Weis
     Trusts; and shares voting and dispositive power as to 1,898,437 shares with Michael Apfelbaum, Susan Weis Mindel and Nancy Weis
     Wender as co-trustees of one of the Claire Weis Trusts.

(9) Nancy Weis Wender has sole voting power as to 727,528 shares. Ms. Wender shares voting and dispositive power as to 127, 662 shares with Susan Weis Mindel and Ellen Weis Goldstein as co-trustees of the Janet Weis Trusts; shares voting and dispositive power as to 627,836 shares with Michael Apfelbaum as co-trustees of one of the Claire Weis Trusts; and shares voting and dispositive power as to 1,898,437 shares with Michael Apfelbaum, Susan Weis Mindel and Ellen Weis Goldstein as co-trustees of one of the Claire Weis Trusts.

(10) Sidney Apfelbaum has sole voting and dispositive power as to 2,409,313 shares, which includes 2,408,526 shares held in the Charles B. Degenstein Foundation Charitable Deed of Trust at Mellon Bank. Mr. Apfelbaum shares voting and dispositive power as to 18,000 shares with Mellon Financial Corporation, Mellon Bank, N.A. and Walter Zweifler as co-trustees of the Zweifler Family Trusts; shares voting and dispositive power as to 147,614 shares with Mellon Financial Corporation, Mellon Bank, N.A. and Lore Degenstein as co-trustees of the Lore Degenstein Trusts; and shares dispositive power only as to 23,976 shares with his wife.

                                WEIS MARKETS, INC.

(11) Of the total 13,963,295 shares listed, Mellon Bank Corporation has sole voting power as to 720,618, shared voting power as to 6,456,841, sole dispositive power as to 750,387, and shared dispositive power as to 13,211,908. (See the above footnotes for a breakdown of the Weis family trust holdings held at Mellon
     Bank)


Item 13.  Certain Relationships and Related Transactions:

     Mr. Michael M. Apfelbaum, a director of the Company, is a partner in the legal firm of Apfelbaum, Apfelbaum and Apfelbaum. Upon management's request, Mr. Apfelbaum's firm provided legal services to the Company during 1999. Remuneration received by Mr. Apfelbaum for services rendered to the Company was not material to the registrant or to the directors' firm.

     Central Properties, Inc., a Pennsylvania corporation ("Central Properties"), owns the land under a Company store and an adjacent parking lot in Lebanon, Pennsylvania. Central Properties leases these properties to the Company for rent payments which totaled $79,969 in 1999. The stockholders of Central Properties include Robert F. Weis, Chairman of the Board of Directors and Treasurer of the Company, and family members of Michael M. Apfelbaum, Joseph I.Goldstein and Jonathan H. Weis, each of whom is a director of the Company.

                              WEIS MARKETS, INC.

                                   PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K:

          The following information is incorporated herein by reference from the 1999 Weis Markets, Inc. Annual Report to
          Shareholders: The consolidated financial statements on pages 12 through 14, the notes to consolidated financial statements on pages 15 through 19, and the independent auditors' report on page 20.

 (a) The financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto.

 (b) There were no reports on Form 8-K filed during the quarter ended December 25, 1999.

                                     WEIS MARKETS, INC.

(c) A listing of exhibits filed or incorporated by reference is as follows:

          Exhibit No.
          3-A  Articles of Incorporation
          3-B  By-Laws
          3-C  Amendments to the By-Laws
          10-A Profit Sharing Plan
          10-B Stock Bonus Plan
          10-C Company Appreciation Plan
          10-D Stock Option Plan
          10-E Supplemental Employee Retirement Plan
          10-F Executive Employment Contract
          13   Annual Report to Shareholders for the Fiscal Year ended
               December 25, 1999
          21   Subsidiaries of the Registrant
          23   Consent of Independent Auditors
          27   Financial Data Schedule

               Exhibits 3-A and 3-B have been filed as exhibits under Part
               IV, Item 14(c) in Form 10-K for the fiscal year ended December 27, 1980 and are incorporated herein by reference. Exhibit 3-C has been filed as an 8-K on January 27, 1998 and is herein incorporated by reference. Exhibits 10-A, 10-B, 10-C, 10-E and 10-F, have been filed as exhibits under Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 31, 1994 and are incorporated herein by reference. Exhibit 10-D has been filed as an exhibit under Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 26, 1998 and is incorporated herein by reference.

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



Date
                                                  Robert F. Weis
                                          (Principal Financial Officer)
                                       Chairman of the Board of Directors,
                                           and Treasurer and Director



Date
                                                  Norman S. Rich
                                          (Principal Executive Officer)
                                              President and Director



Date
                                                 William R. Mills
                                         Vice President Finance, Secretary
                                                    and Director

                                                                 EXHIBIT 13
                                  WEIS MARKETS, INC.
                                    (cover page)

(The following is on the outside of a two page fold out.)

What is the most important
resourse a business can
can draw on to ensure its
success for 87 years?

Ask us what matters most, and we'll say...   (This sentence is continued on
next page)


(This area contains various pictures of customers, employees and products in Weis' stores.)


WEIS 1999 annual report

(The following is on the inside of a two page fold out.)

relationships
are the most important part of our business.
Every day, we seek new ways to better serve our customers, shareholders and employees. At Weis Markets, we know that forming strong and lasting relationships is the key to our success. Looking ahead, we will continue to focus on serving the very people who have made us what we are today.

(This area contains various pictures of customers, employees and products in Weis' stores.)

                              Financial Highlights

(dollars in thousands,
except per share amounts)
For the Fiscal Years Ended
December 25, 1999,
December 26, 1998 and
December 27, 1997                1999             1998              1997
Net sales                 $   2,004,947    $   1,867,492     $   1,818,816
Income before provision
 for income taxes               124,015          134,498           118,582
Net income                       79,725           83,683            78,194
Cash dividends                   42,541           40,932            39,347
Shareholders' equity            918,477          890,641           847,333
Depreciation and amortization    46,276           46,316            43,503
Basic and diluted
 earnings per share                1.91             2.00              1.87
Cash dividends per share  $        1.02    $         .98     $         .94
Shares outstanding           41,691,875       41,755,844        41,772,107
Number of grocery stores            163              158               154
Number of pet supply stores          34               36                43

(The graphs are aligned horizontially across the bottom of the page.)

                Net Sales                          Shareholders'
              (in billions)                           Equity
                                                   (in millions)

(This area contains a 5-year bar graph (This area contains a 5-year bar graph of
of Net Sales from 1995 through 1999.)   Shareholder's Equity at the end of each
                                             year, from 1995 through 1999.)

          1995 $1.646                                   1995 $792
          1996 $1.753                                   1996 $819
          1997 $1.819                                   1997 $847
          1998 $1.867                                   1998 $891
          1999 $2.005                                   1999 $918



              Number of                                Number of
              Employees                                  Stores
           (in thousands)

(This area contains a 5-year bar graph (This area contains a 5-year bar graph
of Number of Employees at the end          of Number of Grocery Stores in
of each year, from 1995 through 1999.)      operation at the of each year, from
                                                  1995 through 1999.)

        1995 17.8                                        1995 151
        1996 18.4                                        1996 155
        1997 18.6                                        1997 154
        1998 19.5                                        1998 158
        1999 20.1                                        1999 163
strategy for growth (The latter is on the top of the next two pages.)


Letter to our Shareholders

We are pleased to report strong financial results for the fiscal year ended December 25, 1999. For the first time in our Company's history, our sales exceeded $2 billion. These results were achieved during a period of intense competition in the supermarket industry and at a time when deflation continued to be a factor in key categories throughout our stores.

During 1999:

Sales increased 7.4 percent to $2,004,947,000 (from
$1,867,492,000 in 1998).
Earnings decreased 4.7 percent to $79,725,000 (compared to $83,683,000 for 1998) due to unusual charges and credits detailed below.
Same-store sales -- an important benchmark figure -- were up 4.0 percent, significantly higher than the industry average.
In July, Weis Markets' Board of Directors increased the quarterly dividend for the 34th consecutive year to $.26 per share, up 4.0 percent.
Return on equity was 8.7 percent and shareholders' equity increased to $918,477,000 in 1999, compared to $890,641,000 in
1998.

Our company's net income was affected by three unusual credits and charges. In 1998, we realized a gain of $30.4 million in pre-tax income from the sale of marketable securities. Also in 1998, the Company expensed $5.6 million for exit costs related to the closing of several SuperPetz units. The Company realized an unusual gain of $3.4 million in pre-tax income from the sale of an asset at the end of 1999.

Excluding these unusual charges and credits, your Company's net income in 1999 increased 12.2%, amounting to an increase of $.20 per share.

We attribute our strong performance in large measure to the continued success of the most ambitious expansion in our Company's history, increased promotional spending and targeted marketing in key areas.

Since the beginning of 1995, we have built or opened 38 superstores and expanded or remodeled 51 others. We have spent $400.4 million of internally generated funds on this aggressive capital expansion program, which also includes investments in our support facilities and new technology purchases. Our total retail space is now 6,908,827 square feet, as compared to 5,471,000 when we launched our expansion program in 1995, an increase of 26 percent.

In 1999 alone, we built or opened nine superstores in Pennsylvania, Maryland and New Jersey and expanded or remodeled six others. Four Penn Traffic units, acquired early in 1999, are included in this total. By year's end, we had increased our retail space by 381,583 square feet or six percent. Overall, we invested $86.7 million in 1999 for new stores, remodels and expansions, store acquisitions, support facilities and technology purchases.

(At the bottom of the page is a picture of Mr. Robert F. Weis, Chairman and Treasurer, and Noman S. Rich, President. Beside them is an insert box containing the following:)

Weis Markets Today
"We are a financially stable, well-managed company, with a long history of success in our market area. During the past five years, we have added tremendous value to our Company by implementing a major expansion program to increase our market share. Consequently, we have entered the 21st century ready to serve our customers and community and to create even greater value for our shareholders."

We also continued to invest in our company's infrastructure and support systems. During the year, we completed the installation of a new Purchasing/Inventory Management System and began work on several other projects in this area. In the summer, we installed a spring water bottling operation at our dairy in Sunbury and began production of Weis Quality Spring Water.

In December, we announced the acquisition of four additional units from Fleming Food Companies, Inc., located in Swatara, PA (outside of Harrisburg), Red Lion, PA (outside of York), Hampstead, MD (outside of Hanover) and Bel Air, MD (outside of Baltimore). Each of these high-volume stores will complement our existing store base in these important markets.

During 2000, our expansion program will continue at an aggressive pace. By the end of the first quarter of 2000, Weis Markets will have reopened three of the four newly-acquired stores, and we will have opened new superstores in Macungie, PA and Odenton, MD. In addition, construction is underway for stores in Hagerstown, MD; Wyomissing, PA; Hackettstown, NJ; and Harrisburg, PA, with openings scheduled for later in the year.

Over the next eighteen months, Weis Markets expects to invest up to $135.6 million in capital expenditures to open 17 superstores and to expand or remodel 20 others. As always, we plan to finance this new round of expansion with internally generated funds.

On November 30, the heirs of Sigfried Weis, our Company's late President, and related trusts, filed documents seeking to replace the Company's Board of Directors through a proxy vote. They engaged Solomon Smith Barney to act as their financial advisor to assist them in obtaining increased liquidity and value for the shares they own. They believed the value shareholders could receive through a sale, merger and/or other similar business transaction was likely to be substantially in excess of the current trading range of the Company's stock and that there would be strong interest in the company by potential acquirers.

Management disagreed with their approach, which we felt was not in the best interests of all of Weis Markets' shareholders, employees and the communities we serve and, consequently, we
moved to oppose it.   On December 22, in an effort to avoid the
continuing disruption of a proxy contest to our Company and the inevitable resulting litigation, we began a process designed to allow the full board of Weis Markets to determine what is in our collective best interest. Based on a review by Morgan Stanley Dean Witter, our financial advisor, we have concluded that a sale of the Company at the present time would not be in the best interests of Weis Markets' shareholders. As this report went to press, we are continuing to pursue alternative strategies to benefit all of our shareholders.

It is important to note that since 1994, our first year as Chairman and President respectively, we have done much to increase the overall value of your investment in our Company.
For instance, Weis Markets' dividend has increased by 38 percent since 1994, during a time when fewer corporations offer dividends, including many large supermarket companies.

Looking ahead, we will continue to focus on expansion through our store development program and acquisitions, which will help our Company compete and succeed in markets where we already prosper and in the new markets we are entering. Weis Markets has begun the new century with the financial resources, employee base, merchandising expertise and market share that will contribute to enduring success in our industry in the years to come.

We owe a sincere debt of gratitude to the people who have contributed to our prosperity: our loyal employees, our customers and you, our shareholders. Together we stand ready to meet the challenges that lie ahead.

       (Signature)                                   (Signature)
      Robert F. Weis                                Norman S. Rich
  Chairman and Treasurer                               President
progress & change   (The latter is on the top of the next two
pages.)

In 1912, Weis Pure Foods, a small
neighborhood grocery store, opened
in Sunbury, Pennsylvania.  It was a
modest store founded on convenience,
value and variety.  Today, Weis Pure
Foods is known as Weis Markets, a
thriving, multi-billion dollar super-
market company.  Under the leadership
of Company Chairman Robert F. Weis
and Company President Norman S. Rich,
Weis Markets has embarked on an
aggressive growth program over the
past five years which has resulted in
both increased sales and market share
in a highly competitive industry.

(At the bottom of the page is an insert box containing the following:)
(Next to the insert box is a picture of various Weis private label merchandise.)

The Highest Quality
Weis Markets stores carry 2,500
private label products.  In addition
to our own dairy, ice cream and
meat-processing plants, we main-
tain a quality control lab to ensure
that all products we stock meet
our own high standards for quality.

(At the top of the page is a picture of a Weis Markets produce department, including salad bar.)
(Below is an insert box containing the following:)
State-of-the-Art Store Design
Our prototype store design has been implemented widely throughout our store network as we retrofit existing stores and build new units to the updated specifications. We recognize our customers' desire for greater convenience and increased selection, so our design incorporates large delicatessens with a wide selection of prepared and pre-cooked items, in-store bakeries, service meat and seafood counters, expanded produce areas with fresh-cut fruit and salad bars, floral shops and large and varied grocery departments. (End of insert box.)

At Weis Markets, our commitment to building and maintaining strong relationships with our customers, employees and shareholders underlies everything we do. Each initiative our Company undertakes benefits these important stakeholders.

Our Customers

Our customers' evolving needs are always the driving force behind our plans for growth.

LOCATION. Consumer research tells us that the average supermarket customer visits a supermarket 88 times a year, as compared to 34 times for mass merchandisers and 16 times for drug stores. We have looked for sites close to our customers' homes and offices -- "by their rooftops," as we like to say. The size of our newer stores -- an average of 53,088 square feet, compared to other classes of trade that require significantly larger sites -- has made it easier to find existing buildings and new construction sites. Our new locations are a part of the communities we serve, offering customers easy access to our stores.

STORE DESIGN. We recognize the competing demands on our customers' time and know they have less time to devote to food shopping. So we have made our new prototype stores more user-friendly and attractive than ever. Timesaving features typically include express checkout, more debit payment options and a greater variety of prepared food items.

VALUE. Finding the best value shouldn't mean spending a lot of extra time comparing prices. With our Weis Club Card program, sale items are clearly marked and the scanner automatically tabulates the discount at the checkout.

loyalty

One of Weis Markets' greatest assets
is the enduring loyalty of our customers.
Although our market area now covers
a vast geographical region, we still think
of ourselves as a larger, more modern
version of our original neighborhood
 store.   Every day we work to earn our
customers' business, knowing they are
the key to our continued success.

(Below is an insert box containing the following:)
Weis Preferred Shoppers Club
Our Weis Preferred Shoppers Club -- introduced in 1996 -- offers our customers excellent savings on a wide range of products in our stores and makes them eligible for special values and sweepstakes. Knowing the priority they place on convenience and value, we make Club membership easy and beneficial for our customers. Club discounts are clearly marked throughout our stores and auto-matically tallied at checkout. Our customers know they are "shopping smart" whenever they use the Weis Preferred Shoppers Club card -- and they can see the proof right on their receipts. Today, more than two million people are Weis Club members.

(At the top of the page is a picture of a warehouse employee displaying a box of vine-ripened tomatoes.)

integrity

(Below is an insert box containing the following:)
Customer Service
Personal attention to quality and value is the secret ingredient in Weis Markets' recipe for success. We know that each interaction with a customer gives us an opportunity to offer the exceptional service that keeps customers coming back to our stores. It is these relationships, often built on many years of repeatedly satisfying shopping experiences, that have helped build our reputation as a market leader in the communities we
serve.   (End of insert box.)


Our Community

Weis Markets has been a presence in Central Pennsylvania for nearly 90 years. We are very serious about our role and responsibilities in the communities we serve. As we have entered new geographic markets, we have forged strong ties with the communities where we do business.

EMPLOYER. Today, Weis Markets employs 20,000 men and women, primarily in Pennsylvania and Maryland, but also in New Jersey, New York, Virginia and West Virginia. In our home territory, in and around Sunbury, PA we are a stable source of employment.

PHILANTHROPIST. Our company was founded in Sunbury, PA, and region that has been our home for several generations. We welcome the opportunity to give back to our communities, particularly in our home region, by supporting local and national charities. As a company and as individuals, we have supported many worthy causes over the years. Healthcare is a primary focus of our charitable efforts. For example, each year, we support the Children's Miracle Network, raising more than $160,000 in 1999 for the Geisinger Medical Center's Children's Hospital in Danville, PA and other pediatric medical programs across the state.
     In addition, we support local hospitals, the Red Cross, the Salvation Army, volunteer fire companies, churches and educational facilities, individual United Way chapters and the Foundation for (Continued on the next page) growth - expansion

(In the middle of the page is a picture of  a  Weis Preferred
Shoppers Club coupon kiosk. Beside it is an insert box containing the following:)

Growing for the Future
The last five years have been a time of unprecedented change and growth at Weis Markets. In an increasingly competitive industry, we have recognized the need to serve the changing needs of our customers and to protect our substantial market share. Fortunately, we have had the resources and opportunities to effectively retool our Company for the challenges of the new century.

The financial flexibility to undertake a significant capital expansion program is the result of our long-standing philosophy of self-reliance. Over the past five years, it has helped us build 38 superstores and remodel 51 others -- more than half our store base. During this time our expansion has been
financed through internally generated funds.   (End of insert box.)

(Continued from the previous page)
Independent College in Pennsylvania. Last year, Weis Markets donated 18 truckloads of provisions to food banks.

Our Shareholders

Weis Markets never loses sight of its responsibility to our shareholders. Year after year, our well-managed company delivers
exceptional value.   We are one of the most consistently
profitable supermarket companies in the nation -- a fact that is reflected in our increased market share, steadily growing stock price, and record for paying generous dividends. Since 1994, the overall value of our Company has increased significantly and our board has increased the quarterly dividend for 34 consecutive years.
     While we take great pride in our successes, we are mindful of rapid change in our industry and of the need for careful analysis and thoughtful response. The supermarket industry -- once widely diffuse -- is moving toward consolidation, which offers the prospect of increased competition. Nonetheless, we strongly believe that there is plenty of room for a medium-sized supermarket chain with a carefully considered growth strategy.
We are a financially stable, well-managed company, with a long history of success in our market area. During the past five years, we have added tremendous value to our Company by implementing a major expansion program. Consequently, we have entered the 21st century ready to serve our customers and community and to create even greater value for our shareholders.

                       Management's Discussion and Analysis
                  of Financial Condition and Results of Operations

Results of Operations

     Total sales for the fiscal year ended December 25, 1999 rose 7.4% to $2.005 billion, an increase of $137.5 million over 1998. Company sales in 1998 of $1.867 billion increased 2.7% over 1997 sales of $1.819 billion. Sales generated from units open a full year (identical store sales), in 1999, 1998 and 1997 increased 4.0%, 1.5% and 1.3%, respectively.

     The Company's continued sales growth is attributable to its aggressive expansion program combined with a stronger promotional strategy. Capital expenditures over the last five years include the construction of 33 superstores, completion of 51 store enlargements and/or remodels, and the acquisition of 5 additional stores. As a percentage of sales, capital expenditures of 4.3%, 4.3% and 3.5% in 1999, 1998 and 1997, respectively, have outpaced the 2.8% industry average. The impact on sales from food price inflation has been negligible for the last several years and the Company has actually experienced deflation in some key food categories.

     The cost of goods sold in 1999 increased 7.1% to $1.496 billion due to the increase in sales volume. Gross profit realized on total sales in 1999 increased by $37.9 million, or 8.0%, to $508.6 million compared to 1998 and by $7.7 million or 1.7% in 1998 compared to 1997. Gross profit as a percentage of sales remained relatively consistent over the last three years at 25.4%, 25.2% and 25.5% in 1999, 1998 and 1997, respectively. The
Company has been more aggressive with its promotional strategy for several years. It has been able to offset the related profit decline from increased promotional activity and low inflation during this period by increasing sales from the higher grossing perishable and specialty departments. Adjustments to LIFO inventory reserves have also been minimal over the past three years. The LIFO adjustment in 1999 increased earnings $612,000 compared with an $84,000 charge in 1998 and a $27,000 charge in 1997.

     Operating, general and administrative expenses decreased .4% as a percentage of sales in 1999 as compared to 1998. Total 1999 operating expenses of $415.5 million at 20.7% of sales compares to 21.1% in 1998 and 20.8% in 1997. The $21.3 million increase in operating expenses in 1999 is primarily attributable to higher sales volume. Employee labor and benefit costs, which exceed 60% of the total operating, general and administrative expenses, increased 9.4% in 1999 as compared to 1998 and accounts for a majority of the increase in the Company's operating expenses for the year. Management expects labor and benefit costs will continue to affect net income disproportionately due to a tight employment market, higher health insurance costs and the need for additional employees in newer units, which are larger and have more service departments.

     A substantial portion of the expenses over the last three years increased in direct proportion to the increase in the Company's sales volume. In addition to the rising labor costs in 1998, Company management determined that certain intangible assets exceeded future benefits and reduced the carrying amount of these assets $2.8 million to their fair value during that year. Management also accrued $5.6 million for exit costs associated with the closing of several under-performing SuperPetz stores in 1998. In 1997, the Company expensed $3.3 million for an unrealizable asset relating to SuperPetz and $3.9 million related to the termination of the Weis Markets, Inc. Pension Plan.

     Investment income of $19.9 million in 1999 decreased $27.5 million or 58.0% compared to 1998. The Company realized gains on the sale of marketable securities of $3.5 million in 1999, $30.4 million in 1998, and $5.1 million in 1997. The Company's investment portfolio consists of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities and other short-term investments. It is management's intent to maintain a liquid portfolio to take advantage of acquisitions and other investment opportunities. Therefore, all securities are classified as available-for-sale on the consolidated balance sheets.

     Other income in 1999 of $11.1 million at .6% of sales increased $.4 million compared to 1998 and remained unchanged as a percentage of sales in all three years presented. The Company's other income is generated from rental income, coupon-handling fees, cardboard salvage and gains on sales of fixed assets. The dollar fluctuation in other income in 1999, 1998 and 1997 is primarily attributable to gains and/or losses realized on the sale of fixed assets during those years.

     The effective tax rate was 35.7% in 1999, 37.8% in 1998 and 34.1% in 1997. The tax rate increase in 1998 was due to the increase in taxable investment income.

     Net income in 1999 was $79.7 million or 4.0% of sales compared with $83.7 million or 4.5% of sales in 1998 and $78.2 million or 4.3% of sales in 1997. Basic and diluted earnings per share of $1.91 in 1999 compared to $2.00 in 1998 and $1.87 in 1997. Three unusual items notably impacted net income and diluted earnings per share in 1999 and 1998. In 1998, the Company reported a pre-tax gain of $30.4 million generated from the sale of two marketable securities and accrued for a pre-tax expense of $5.6 million associated with exit costs for several under-performing SuperPetz units. In 1999, the Company realized a pre-tax gain of $3.4 million from the sale of an investment in a privately held company. Not including these unusual charges and credits, the Company's after-tax, net income in 1999 increased approximately 12.2% or $8.5 million amounting to an increase of $.20 per share.

     As of the end of the fiscal year, Weis Markets, Inc.
operated 163 retail food stores, 34 SuperPetz pet supply, stores and Weis Food Service, a restaurant and institutional supplier.
The Company currently operates supermarkets in Pennsylvania,

                Management's Discussion and Analysis
            of Financial Condition and Results of Operations
                             (continued)

Maryland, New Jersey, New York, Virginia and West Virginia.
SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky,
Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South
Carolina and Tennessee.

Liquidity and Capital Resources

     Net cash provided by operating activities during 1999 was $111.9 million compared to $115.6 million in 1998 and $95.5 million in 1997. Amortization decreased $2.4 million in 1999 compared to 1998 due to the previously noted write down of certain intangible assets to their fair value. In 1998, the Company sold its interest in AquaPenn Spring Water Co., Inc. during that company's initial public offering on the NYSE (NYSE:
APN) and its interest in Giant Food Inc. (AMEX GFSa) in a tender offer by Koninklijke Ahold N.V. (NYSE: AHO). Consequently, the Company realized capital gains of $30.4 million from these transactions. The increase in accounts payable and other liabilities in 1999 are related to the increase in store inventories and capital expenditures on stores scheduled to open in early 2000. A large percentage of the increase in accounts payable and other liabilities from 1997 to 1998 is related to the accrual of store closing costs for several SuperPetz stores. Working capital decreased 1.6% in 1999 and increased in 1998 and 1997 by 3.8% and 1.8%, respectively.

     Net cash used in investing activities during 1999 was $70.0 million compared to $69.7 million in 1998 and $47.7 in 1997. Property and equipment purchases during fiscal 1999 totaled $86.7 million compared to $77.0 million in 1998 and $64.2 million in 1997. Intangible and other assets increased $3.6 million in 1998 mainly due to store acquisitions. Proceeds from the sale and maturity of marketable securities in each of the past three years were used in the purchase of new securities and, to a lesser degree, the purchase of property and equipment. Management anticipates the continued use of the Company's cash for acquisitions, the construction of new superstores, the expansion and remodeling of existing stores, the securing of sites for future expansion, new technology purchases, and the upgrading of its processing and distribution facilities. The Company is also working with its financial advisor, Morgan Stanley Dean Witter, to develop proposals to enhance shareholder value, which may require the use of some or all of the Company's marketable securities.

     Net cash used in financing activities during 1999 was $44.8 million compared to $41.5 million in 1998 and $47.5 million in 1997. Treasury stock purchases amounted to $2.3 million in 1999 compared to $.7 million in 1998 and $8.2 million in 1997. The Board of Directors' 1996 resolution authorizing the purchase of 1,000,000 shares of treasury stock has a remaining balance of 578,653 shares. Total cash dividend payments on common stock amounted to $1.02 per share in 1999 compared to $.98 in 1998 and $.94 in 1997.

     In 1999, the Company funded its working capital requirements through internally generated cash flows from operations, as it has done in prior years. Company management estimates that its current development plans will require an investment of approximately $135.6 million over the next eighteen months. The financial and liquidity position of the Company, combined with its historical insurance loss experience rates, has allowed it to carry higher deductible and retention levels on its employee and business insurance coverage. The Company plans to maintain these higher exposure levels, thus benefiting from reduced premium expenses. The Company has significant liquid assets, no debt financing and has historically displayed an ability to generate working capital internally to fund growth. It is not expected that any type of external financing will be needed for these activities in the coming year.

     The Company's earnings and cash flows are subject to fluctuations due to the changes in interest rates as they relate to investments. The Company's marketable securities consist of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities and other short-term investments that are classified as available-for-sale. By their nature, these financial instruments inherently expose the holders to market risk. The definitive extent of the Company's interest rate and other market risk is not quantifiable or predictable due to the variability of future interest rates and other changes in market conditions. However, the Company believes that its exposure in this area is not material. Under its current policies, the Company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate changes. In addition, the Company's principal investment strategy of obtaining marketable securities with maturity dates between one and five years helps minimize market risk and maintain a balance between risk and return. The equity securities owned by the Company consist primarily of stock held in large capitalized companies trading on public security exchange markets. Weis Markets' management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure is located on page 11.


Year 2000 Issue

     The Year 2000 issue (Y2K) was the result of computer programs written using two digits rather than four to define the applicable year within calculations. In 1995, the Company began to evaluate its information technology systems and various other systems in order to identify and adjust date sensitive systems for Y2K compliance. To coordinate the Company's Y2K compliance efforts, executive management established a project group in 1996 consisting of management from various parts of the Company. The project group worked with various

                Management's Discussion and Analysis
      of Financial Condition and Results of Operations
                          (continued)

Company suppliers and contractors to determine their Y2K compliance status and to monitor their compliance progress. Executive management actively worked with the project group on Y2K testing and the remediation process.

     The Company's Y2K-project group completed its assessment of all systems potentially affected by the Y2K issue early in 1999. All remediation, testing, and implementation was completed on all software applications and hardware systems used within the Company before the end of 1999. Outside consultants were utilized as needed to complete both the analysis and remediation process. As a precaution, the Y2K-project group established contingency plans offering viable alternatives to ensure that the Company's core business operations would be able to continue in the event of a Y2K related systems failure.

     The Y2K issue did not have a material impact on the operational results or on the liquidity and capital resources of the Company. Normal maintenance and modification costs were expensed as incurred and the acquisition cost of new software or hardware as a result of Y2K is being capitalized and written off over the expected useful life of the asset.

     Overall, the Company experienced no significant business disruption due to Y2K related issues. The impact on business operations from failure by the Company to achieve compliance or failure by external entities beyond the Company's control could potentially have had a material and adverse effect on the
Company's future operational results.   Management is positive
that its comprehensive Y2K program effectively resolved the Company's Y2K challenges in a timely manner.

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

                   Quantitative Disclosures About Market Risks

(dollars in thousands)
                                                Expected Maturity Dates                                        Fair Value
December 25, 1999                   2000       2001       2002       2003       2004    Thereafter    Total   Dec. 25, 1999
Rate sensitive assets:
Fixed interest rate securities  $  95,389  $ 110,263  $  47,616  $  28,325  $  25,815  $  34,739  $  342,147  $  350,204
     Average interest rate          4.43%      4.42%      4.38%      4.38%      4.43%      4.47%       4.42%
Variable interest rate
 securities                     $  12,317       ---        ---        ---        ---   $   1,000  $  13,317   $   13,317
     Average interest rate          2.68%       ---        ---        ---        ---       3.48%      2.74%

(dollars in thousands)                          Expected Maturity Dates                                        Fair Value
December 26, 1998                   1999       2000       2001       2002       2003    Thereafter    Total   Dec. 26, 1998
Rate sensitive assets:
Fixed interest rate securities  $  68,315  $   89,354  $ 108,763  $  49,851 $  15,635      ---    $  331,918  $  349,347
     Average interest rate          4.50%       4.46%      4.47%      4.45%     4.40%      ---         4.48%
Variable interest rate
  securities                    $  29,950       ---         ---        ---       ---   $   1,000  $   30,950  $   30,950
     Average interest rate          2.50%       ---         ---        ---       ---       3.00%       2.52%

Other relevant market risks:
The Company's equity securities at December 26, 1998 had a cost basis of $3,752,000 and a market value of $23,405,000. The dividend yield realized on these equity investments was 1.22% in 1998. The Company's equity securities at December 25, 1999 had a cost basis of $5,262,000 and a market value of $21,142,000. The dividend yield realized on these equity investments was 1.59% in 1999. Market risk, as it relates to equities owned by the Company, is discussed within the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained within this report.

                             Consolidated Balance Sheets

(dollars in thousands)
December 25, 1999 and December 26, 1998              1999               1998
Assets
Current:
  Cash                                        $     4,552         $     7,430
  Marketable securities                           384,663             403,702
  Accounts receivable, net                         34,737              32,735
  Inventories                                     167,146             158,938
  Prepaid expenses                                  5,672               4,979
  Income taxes recoverable                            399                ---
  Deferred income taxes                             5,399                 434
_____________________________________________________________________________
    Total current assets                          602,568             608,218
_____________________________________________________________________________
Property and equipment, net                       439,418             398,435
Intangible and other assets, net                   16,235              22,549
_____________________________________________________________________________
                                              $ 1,058,221         $ 1,029,202
=============================================================================

Liabilities
Current:
  Accounts payable                            $    82,742         $    74,556
  Accrued expenses                                 16,283              13,876
  Accrued self-insurance                           13,255              12,814
  Payable to employee benefit plans                 8,560               8,195
  Income taxes payable                               ---                9,302
_____________________________________________________________________________
    Total current liabilities                     120,840             118,743
_____________________________________________________________________________
Deferred income taxes                              18,904              19,818
_____________________________________________________________________________

Shareholders' Equity
Common stock, no par value,
 100,800,000 shares authorized,
 47,452,729 and 47,449,429
 shares issued, respectively                        7,559               7,471
Retained earnings                               1,040,354           1,003,170
Accumulated other
 comprehensive income
 (Net of deferred taxes of
 $5,208 in 1999 and $10,238 in
 1998)                                              7,343              14,436
_____________________________________________________________________________
                                                1,055,256           1,025,077
Treasury stock at cost,
 5,760,854 and 5,693,585 shares,
  respectively                                   (136,779)           (134,436)
_____________________________________________________________________________
          Total shareholders' equity              918,477             890,641
_____________________________________________________________________________
                                              $ 1,058,221         $ 1,029,202
=============================================================================

See accompanying notes to consolidated financial statements.

                         Consolidated Statements of Income

(dollars in thousands,
 except per share amounts)
For the Fiscal Years Ended
 December 25, 1999,December
 26, 1998 and December 27, 1997          1999         1998         1997
Net sales                            $ 2,004,947  $ 1,867,492  $ 1,818,816
Cost of sales, including
  warehousing and distribution
   expenses                            1,496,375    1,396,795    1,355,825
__________________________________________________________________________
   Gross profit on sales                 508,572      470,697      462,991
Operating, general and
 administrative expenses                 415,537      394,271      377,861
__________________________________________________________________________
   Income from operations                 93,035       76,426       85,130
Investment income                         19,892       47,388       22,014
Other income                              11,088       10,684       11,438
__________________________________________________________________________
   Income before provision
    for income taxes                     124,015      134,498      118,582
Provision for income taxes                44,290       50,815       40,388
__________________________________________________________________________
     Net income                      $    79,725  $    83,683  $    78,194
==========================================================================
Weighted average
 shares outstanding                   41,718,188   41,775,991   41,842,583
Cash dividends per share             $      1.02  $       .98  $       .94
Basic and diluted earnings
 per share                           $      1.91  $      2.00  $      1.87

See accompanying notes to consolidated financial statements.

                 Consolidated Statements of Shareholders' Equity

                                                                               Accumulated
(dollars in thousands)                                                           Other                         Total
For the Fiscal Years Ended December 25, 1999,          Common      Retained  Comprehensive     Treasury     Shareholders'
December 26, 1998, and December 27, 1997                Stock      Earnings       Income         Stock         Equity
Balance at December 28, 1996                        $    7,380   $  921,572   $    15,123   $  (125,548)   $   818,527
  Net income                                             ---         78,194         ---           ---           78,194
  Other comprehensive income                             ---         ---           (1,845)        ---           (1,845)
                                                                                                              _________
    Comprehensive income                                                                                         76,349
                                                                                                              _________
   Shares issued for options (1,500 shares)                40        ---            ---           ---                40
   Treasury stock purchased (270,249 shares)             ---         ---            ---          (8,236)         (8,236)
   Dividends paid                                        ---       (39,347)         ---           ---           (39,347)
________________________________________________________________________________________________________________________
Balance at December 27, 1997                             7,420     960,419        13,278      (133,784)         847,333
   Net income                                             ---       83,683          ---           ---            83,683
   Other comprehensive income                             ---         ---          1,158          ---             1,158
                                                                                                                _______
    Comprehensive income                                                                                         84,841
                                                                                                                _______
   Shares issued for options (2,000 shares)                51         ---            ---          ---                51
   Treasury stock purchased (18,263 shares)              ---          ---            ---          (652)            (652)
   Dividends paid                                        ---      (40,932)           ---          ---           (40,932)
________________________________________________________________________________________________________________________
Balance at December 26, 1998                            7,471   1,003,170          14,436     (134,436)         890,641
   Net income                                            ---       79,725            ---          ---            79,725
   Other comprehensive income                            ---         ---           (7,093)        ---            (7,093)
                                                                                                                _______
    Comprehensive income                                                                                         72,632
                                                                                                                _______
   Shares issued for options (3,300 shares)               88         ---              ---         ---                88
   Treasury stock purchased (67,269 shares)             ---          ---              ---      (2,343)           (2,343)
   Dividends paid                                       ---       (42,541)            ---         ---           (42,541)
________________________________________________________________________________________________________________________
Balance at December 25, 1999                      $    7,559     $    1,040,354 $ 7,343     $    (136,779) $    918,477
========================================================================================================================

See accompanying notes to consolidated financial statements.

                        Consolidated Statements of Cash Flows

(dollars in thousands)
For the Fiscal Years Ended
December 25, 1999, December 26,
1998, and December 27, 1997                   1999          1998          1997
Cash flows from operating activities:
 Net income                             $   79,725    $   83,683    $   78,194
     Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Depreciation                             41,097        38,769        39,038
   Amortization                              5,179         7,547         4,465
 (Gain) loss on sale of fixed assets          (525)        1,136          (491)
 Gain on sale of other assets               (3,413)         ---           ---
 Gain on sale of marketable securities        (123)      (30,394)       (5,068)
     Changes in operating assets and liabilities:
 (Increase) decrease in inventories         (8,208)        2,887        (2,478)
 (Increase) decrease in accounts receivable
   and prepaid expenses                     (2,695)         (956)        3,867
 Increase in income taxes recoverable         (399)          ---          ---
 Increase (decrease) in accounts payable
  and other liabilities                     11,399        11,351       (23,080)
 Increase (decrease) in income
  taxes payable                             (9,302)        5,333         2,313
 Decrease in deferred income taxes            (849)       (3,797)       (1,290)
_______________________________________________________________________________
   Net cash provided by
    operating activities                   111,886       115,559        95,470
_______________________________________________________________________________

Cash flows from investing activities:
 Purchase of property and equipment        (86,660)      (76,964)      (64,171)
 Proceeds from the sale of property
  and equipment                              1,641           433         1,433
 Proceeds from the sale of other assets      8,012          ---           ---
 Purchase of marketable securities         (62,565)     (134,380)     (127,925)
 Proceeds from maturities of
  marketable securities                     69,479       100,503       135,394
 Proceeds from sale of
  marketable securities                        125        44,326         8,122
 Increase in intangible
   and other assets                           ---         (3,647)         (525)
_______________________________________________________________________________
   Net cash used in investing activities   (69,968)      (69,729)       (47,672)
________________________________________________________________________________
Cash flows from financing activities:
 Proceeds from issuance of common stock         88            51             40
 Dividends paid                            (42,541)      (40,932)       (39,347)
 Purchase of treasury stock                 (2,343)         (652)        (8,236)
________________________________________________________________________________
  Net cash used in financing activities    (44,796)      (41,533)       (47,543)
________________________________________________________________________________
Net increase (decrease) in cash             (2,878)        4,297            255
Cash at beginning of year                    7,430         3,133          2,878
________________________________________________________________________________
Cash at end of year                     $    4,552    $    7,430     $    3,133
================================================================================

See accompanying notes to consolidated financial statements.

              Notes to Consolidated Financial Statements

Note 1   Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the Company's consolidated financial statements:

(a) Description of Business. Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the Company's business during fiscal 1999.

(b) Definition of Fiscal Year. The Company's fiscal year ends on the last Saturday in December. Fiscal 1999, 1998, and 1997 were each comprised of 52 weeks.

(c) Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(d) Marketable Securities. Marketable securities consist of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities, and other short-term investments. By policy, the Company invests primarily in high-grade marketable securities. The Company classifies all of its marketable securities as available-for-sale.

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

(e) Inventories. Inventories are valued at the lower of cost or market, using both the last-in, first-out (LIFO) and average cost methods.

(f) Property and Equipment. Property and equipment are carried at cost. Depreciation is provided on the cost of buildings and improvements and equipment principally using accelerated methods. Leasehold improvements are amortized over the terms of the leases or the useful lives of the assets, whichever is shorter.

     Maintenance and repairs are expensed and renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to income.

(g) Intangible Assets. Intangible assets are generally amortized over periods ranging from 15 to 40 years.

(h) Insurance Programs. The Company maintains self-insurance programs for the majority of its employee health care benefits and workers compensation claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company is liable for employee health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $1,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $0 to $250,000.



(i) Incentive Plans. The Company has elected to follow the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (Statement No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the Company's stock-based awards results in pro forma net income and earnings per share that are not materially different from amounts reported.

(j) Income Taxes. Under the asset and liability method of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(k) Earnings Per Share. Basic and diluted earnings per share are the same amounts for all periods presented.

(l) Use of Estimates. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Note 2   Marketable Securities
Marketable securities, as of December 25, 1999 and December 26,
1998, consisted of:

                                         Gross         Gross
                                       Unrealized    Unrealized
December 25, 1999         Amortized      Holding       Holding      Fair
(dollars in thousands)       Cost         Gains         Losses      Value
Available-for-sale:
     Pennsylvania state and
       municipal bonds     $ 353,511   $     140  $   3,448     $ 350,203
     U.S. Treasury
       securities              1,022        ---          21         1,001
     Equity securities         5,262      15,950         70        21,142
     Other short-term
       investments            12,317        ---         ---        12,317
_________________________________________________________________________
                           $ 372,112   $  16,090  $  3,539     $  384,663
=========================================================================

                                        Gross          Gross
                                      Unrealized     Unrealized
December 26, 1998         Amortized     Holding        Holding       Fair
(dollars in thousands)       Cost        Gains          Losses      Value
Available-for-sale:
     Pennsylvania state
      and municipal bonds  $ 344,305   $   4,996     $    ---    $ 349,301
     U.S. Treasury
      securities               1,021          25          ---       1,046
     Equity securities         3,752      19,653          ---      23,405
     Other short-term
      investments             29,950        ---           ---      29,950
__________________________________________________________________________
                           $ 379,028   $  24,674     $    ---    $ 403,702
==========================================================================

     Maturities of marketable securities classified as available-for-sale at December 25, 1999, were as follows:

                                        Amortized               Fair
(dollars in thousands)                     Cost                 Value
Available-for-sale:
     Due within one year              $    104,659        $    104,713
     Due after one year through
      five years                           224,530             222,389
     Due after five years
      through ten years                     37,661              36,419
     Equity securities                       5,262              21,142
______________________________________________________________________
                                      $    372,112        $    384,663
======================================================================

     See additional disclosures regarding marketable securities in notes 1(d) and 11.
Note  3  Inventories
Merchandise inventories, as of December 25, 1999 and December 26,
1998, were valued as follows:

(dollars in thousands)                 1999               1998
LIFO                            $    128,237       $    112,897
Average cost                          38,909             46,041
_______________________________________________________________
                                $    167,146       $    158,938
===============================================================

     If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $43,499,000 and $44,111,000 higher than as reported on the above methods as of December 25, 1999 and December 26, 1998, respectively.

     Although management believes the use of the LIFO method for valuing certain inventories (as set forth above) represents the most appropriate matching of costs and revenues in the Company's circumstances, the following summary of net income and per share amounts based on the use of the average cost method for valuing all inventories is presented for comparative purposes.

(dollars in thousands,
 except per share amounts)          1999          1998         1997
Net income                    $    79,368   $    83,732   $    78,208
Basic and diluted
 earnings per share           $      1.90   $      2.00   $      1.87

Note 4   Property and Equipment
Property and equipment, as of December 25, 1999 and December 26,
1998, consisted of:

                            Useful Life
(dollars in thousands)      (in years)         1999           1998
Land                                     $    63,732    $    58,151
Buildings and improvements    10-60          310,137        277,694
Equipment                      3-12          441,771        413,703
Leasehold improvements         5-20           81,133         67,840
___________________________________________________________________
          Total, at cost                     896,773        817,388
Less accumulated depreciation
 and amortization                            457,355        418,953
___________________________________________________________________
                                        $    439,418   $    398,435
===================================================================

Note  5   Lease Commitments
At December 25, 1999, the Company leased approximately 59% of its open store facilities under operating leases that expire at various dates up to 2026. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.

     Rent expense on all leases consisted of:

(dollars in thousands)              1999           1998          1997
Minimum annual rentals        $    25,794    $    24,294    $   22,899
Contingent rentals                    286            245           252
______________________________________________________________________
                              $    26,080    $    24,539    $   23,151
======================================================================

     The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 25, 1999.

(dollars in thousands)
2000                                    $    25,109
2001                                         26,437
2002                                         25,312
2003                                         24,333
2004                                         22,746
Thereafter                                  186,268
___________________________________________________
                                        $   310,205
===================================================

     The Company has $2,227,000 accrued for future minimum rental payments due on previously closed stores, reduced by the estimated sub-rental income to be received. The future minimum rental payments required under operating leases for these locations are included in the above schedule.
     As of December 25, 1999, the future minimum rentals to be received under non-cancelable leases and subleases were $9,674,000.

Note 6   Retirement Plans
The Company has a contributory retirement savings plan (401(k)) covering substantially all full-time employees, a noncontributory profit-sharing plan covering eligible employees, a noncontributory employee stock bonus plan covering eligible employees, and two supplemental retirement plans covering certain officers of the Company. An eligible employee as defined in the Weis Markets, Inc. Profit Sharing Plan includes salaried employees, store management and administrative support personnel. The Company's policy is to fund 401(k), profit-sharing and stock bonus costs accrued, but not supplemental retirement costs. Contributions to the 401(k) plan, the profit-sharing plan, and the stock bonus plan are made at the sole discretion of the Company.

     The Company's supplemental retirement plans provide for the payment of specific amounts of annual retirement benefits to the officers or to their beneficiaries over an actuarially computed normal life expectancy. The actuarial present value of accumulated benefits amounted to $7,197,000 and $6,875,000 at December 25, 1999, and December 26, 1998, respectively. Plan costs are based upon the deferral of retirement rather than upon future service and all benefits are fully vested.

     Retirement plan costs amounted to:

(dollars in thousands)                1999           1998           1997
Pension plan                      $    ---       $    (329)    $    3,937
Retirement savings plan 401(k)          907            899            842
Profit-sharing plan                     850            815            815
Employee stock bonus plan                40             40             40
Supplemental retirement plans           600            655            605
_________________________________________________________________________
                                  $   2,397      $   2,080     $    6,239
=========================================================================

     In 1997, the Company initiated settlement of the benefit obligations associated with its terminated defined benefit plan. Benefit obligations of $30,250,000 were settled prior to the end of the 1997 plan year to the majority of plan participants, resulting in the recognition of a partial settlement gain of $1,584,000. Settlement of all benefit obligations was completed in 1998.

     The change in the Company's pension plan benefit obligation and the plan assets at December 31, 1999 and December 31, 1998, is as follows:

(dollars in thousands)                            1999            1998
Change in benefit obligation:
     Benefit obligation at beginning of year  $    ---      $     6,277
          Benefits paid                            ---           (6,277)
_______________________________________________________________________
Benefit obligation at end of year             $    ---      $      ---
=======================================================================
Change in plan assets:
     Fair value of plan assets at
     beginning of year                        $    ---      $    6,277
     Benefits paid                                 ---          (6,277)
_______________________________________________________________________
Fair value of plan assets at end of year      $    ---      $      ---
=======================================================================

(dollars in thousands)                1999             1998            1997
Weighted-average assumptions:
     Discount rate                     ---             7.0%            7.0%
     Expected return on plan assets    ---             7.5%            7.5%
     Rate of compensation increase     ---             5.0%            5.0%
Components of net periodic benefit cost:
     Interest cost                $    ---         $    ---       $    2,305
     Expected return on plan assets    ---              ---           (2,356)
     Partial settlement                ---              ---           (1,584)
     Amortization of unrecognized
     net transition asset              ---              (300)           (331)
     Amortization of prior
      service costs                    ---              ---            5,901
     Recognized net actuarial loss     ---               (29)              2
____________________________________________________________________________
Net periodic benefit cost         $    ---         $    (329)     $    3,937
============================================================================

     The Company has no other post-retirement benefit plans.

Note  7  Incentive Plans
(a)  Stock Option Plan
The Company has an incentive stock option plan for officers and other key employees under which 232,239 shares of common stock are reserved for issuance at December 25, 1999. Under the terms of the plan, option prices are 100% of the "fair market value" of the shares on the date granted. Options granted are immediately exercisable and expire ten years after date of grant.
     Changes during the three years ended December 25, 1999, in options outstanding under the plan were as follows:

                                            Weighted Average       Shares
                                              Exercise Price    Under Option
Balance, December 28, 1996                        $28.50           34,590
     Granted                                      $32.88           13,500
     Exercised                                    $26.79           (1,500)
____________________________________________________________________________
Balance, December 27, 1997                        $29.82           46,590
     Granted                                      $34.31           15,478
     Exercised                                    $25.44           (2,000)
     Forfeited                                    $29.03             (450)
____________________________________________________________________________
Balance, December 26, 1998                        $31.14           59,618
     Granted                                      $37.53           41,761
     Exercised                                    $26.79           (3,300)
     Forfeited                                    $31.46          (12,359)
____________________________________________________________________________
Balance, December 25, 1999                        $34.37           85,720
============================================================================

     Exercise prices for options outstanding as of December 25, 1999 ranged from $26.25 to $37.94. The weighted-average remaining contractual life of those options is 7.1 years. As of December 25, 1999, all options are exercisable.

(b)  Company Appreciation Plan
Under a Company Appreciation Plan, officers and other employees are awarded rights equivalent to shares of Company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the original date of issue is paid in cash to the participants.
     During 1999, 1998 and 1997, 55,200, 43,600 and 39,150
rights, respectively, were awarded under the program. In 1999, 1998 and 1997, $295,000, $152,000 and $102,000, respectively, were charged to earnings.

Note  8   Income Taxes
The provision for income taxes consists of:

(dollars in thousands)              1999          1998            1997
Currently payable:
     Federal                 $    33,936    $    40,842    $    30,817
     State                        11,203         13,770         10,861
Deferred                          (  849)        (3,797)        (1,290)
______________________________________________________________________
                             $    44,290    $    50,815    $    40,388
======================================================================

     The following is a reconciliation between the applicable income tax expense and the amount of income taxes that would have been provided at the Federal statutory rate. The statutory rate was 35% in 1999, 1998 and 1997.

(dollars in thousands)             1999           1998          1997
Tax at statutory rate        $    43,405    $    47,074    $   41,504
State income taxes, net
 of federal income tax benefit     7,282          8,951         7,059
Other - principally tax-exempt
 investment income                (6,397)        (5,210)       (8,175)
______________________________________________________________________
Actual provision (effective
 tax rate 35.7%, 37.8% and
 34.1%, respectively)        $    44,290    $    50,815    $   40,388
======================================================================

     Cash paid for income taxes was $52,809,000, $49,353,000 and $37,281,000 in 1999, 1998 and 1997, respectively.
     The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 25, 1999 and December 26, 1998, are presented below:

(dollars in thousands)                      1999           1998
Deferred tax assets:
     Accounts receivable               $    1,236      $     591
     Inventories                            2,005          1,839
     Compensated absences                     666            621
     Employee benefit plans                 3,726          3,600
     General liability insurance            2,341          2,454
     Other                                    633          1,567
________________________________________________________________
          Total deferred tax assets        10,607         10,672

Deferred tax liabilities:
     Unrealized gain on
           marketable securities          ( 5,208)       (10,238)
     Depreciation                         (18,904)       (19,818)
________________________________________________________________
          Total deferred tax liabilities  (24,112)       (30,056)
________________________________________________________________
     Net deferred tax liability        $  (13,505)     $ (19,384)
________________________________________________________________
Current deferred asset -- net         $     5,399      $     434
Noncurrent deferred liability -- net      (18,904)       (19,818)
________________________________________________________________
     Net deferred tax liability       $    (13,505)    $ (19,384)
================================================================

Note  9   Comprehensive Income

(dollars in thousands)            1999           1998          1997
Net income                  $    79,725    $    83,683    $    78,194
Other comprehensive income
 by component, net of tax:
 Unrealized holding gains
 (losses) arising during period
 (Net of deferred taxes of
 ($5,031), $13,432, and $793,
 respectively)                   (7,093)        18,942          1,120
Reclassification adjustment
 for gains included in net
 income (Net of deferred taxes
 of $0, $12,610, and $2,103,
 respectively)                     ---         (17,784)        (2,965)
_____________________________________________________________________
Other comprehensive income,
 net of tax                      (7,093)         1,158         (1,845)
_____________________________________________________________________
Comprehensive income        $    72,632    $    84,841     $   76,349
=====================================================================

Note  10            Summary of Quarterly Results (Unaudited)
Quarterly financial data for 1999 and 1998 are as follows:

(dollars in thousands,
except per share amounts)                 Thirteen Weeks Ended
                        Mar. 27, '99   June 26, '99   Sep. 25, '99  Dec. 25, '99
Net sales               $    496,281   $    490,019   $    492,293   $   526,354
Gross profit on sales        125,190        124,516        128,992       129,874
Net income                    21,191         19,199         19,150        20,185
Basic and diluted
 earnings per share              .51            .46            .46           .48

(dollars in thousands,
except per share amounts)                Thirteen Weeks Ended
                       Mar. 28, '98   June 27, '98   Sep. 26, '98   Dec. 26, '98
Net sales              $    454,723   $    457,566   $    463,296   $    491,907
Gross profit on sales       114,166        114,885        117,670        123,976
Net income                   26,618         16,738         18,436         21,891
Basic and diluted
 earnings per share             .64            .40            .44            .52

Note  11   Fair Value Information
The carrying amounts for cash, trade receivables and trade payables approximate fair value because of the short maturities of these instruments. The fair values of the Company's marketable securities, as disclosed in Note 2, are based on quoted market prices.

Note 12   Acquisitions
On February 22, 1999, the Company acquired four Bi-Lo Foods stores located in central Pennsylvania from Penn Traffic, Inc. On August 16, 1998, the Company acquired one store, doing business as Cressler's Marketplace, located in Shippensburg, PA. Both acquisitions were cash-only transactions accounted for by the purchase method. Goodwill arising from these transactions, which is not material, is being amortized over a 15-year period on a straight-line basis.

Note 13  Subsequent Event
On December 10, 1999, the Company signed an agreement to acquire four store locations from Fleming Food Companies, Inc., subject to satisfaction of certain conditions including approval from the Federal Trade Commission. The Company closed the deal and took possession of two central Pennsylvania stores on January 17, 2000 and two Maryland stores on January 31, 2000.
Note 14   Contingencies
The Company is involved in various legal actions arising out of the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 15   Shareholder Matter

On November 30, 1999, certain Company shareholders filed documents seeking to replace the Company's Board of Directors through a special meeting of its shareholders and a proxy vote. On December 22, an agreement was reached with these shareholders that resulted in the withdrawal of their request and began a process to review strategic alternatives to increase shareholder value. On March 1, 2000, after a careful review conducted by its financial advisor, Morgan Stanley Dean Witter, the Company announced that transactions other than the sale of the Company would best serve the interests of its shareholders. While the Company is actively reviewing other alternatives, it is possible that no such transaction will ultimately be proposed or effected. This matter had no significant effect on the accompanying financial statements.

                           Report of Independent Auditors

The Board of Directors and Shareholders
Weis Markets, Inc.
Sunbury, Pennsylvania

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 25, 1999 and December 26, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 25, 1999 and December 26, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States.



Harrisburg, PA                                    Ernst &Young LLP
March 1, 2000                                       Signature

                               Five Year Review of Operations

                                    52 Weeks        52 Weeks      52 Weeks        52 Weeks       52 Weeks
(dollars in thousands,                Ended           Ended         Ended          Ended          Ended
except per share amounts)         Dec. 25, 1999  Dec. 26, 1998  Dec. 27, 1997  Dec. 28, 1996  Dec. 30, 1995
Net sales                         $   2,004,947  $   1,867,492  $   1,818,816  $   1,753,246  $   1,646,435
Costs and expenses                    1,911,912      1,791,066      1,733,686      1,662,620      1,560,238
___________________________________________________________________________________________________________
Income from operations                   93,035         76,426         85,130         90,626         86,197
Other income, net                        30,980         58,072         33,452         30,083         35,520
___________________________________________________________________________________________________________
Income before provision for
 income taxes                           124,015        134,498        118,582        120,709        121,717
Provision for income taxes               44,290         50,815         40,388         41,854         42,297
___________________________________________________________________________________________________________
Net income                               79,725         83,683         78,194         78,855         79,420
    Retained earnings,
     beginning of year                1,003,170        960,419        921,572        879,916        834,995
___________________________________________________________________________________________________________
                                      1,082,895      1,044,102        999,766        958,771        914,415
Cash dividends                           42,541         40,932         39,347         37,199         34,499
___________________________________________________________________________________________________________
Retained earnings,
   end of year                   $   1,040,354  $   1,003,170  $     960,419   $     921,572  $     879,916
===========================================================================================================
Weighted average
 shares outstanding                 41,718,188     41,775,991     41,842,583      42,280,352     43,083,449
===========================================================================================================
Cash dividends per share         $        1.02  $         .98  $         .94   $         .88  $         .80
===========================================================================================================
Basic and diluted earnings
  per share                      $        1.91  $        2.00  $        1.87   $        1.87  $        1.84
===========================================================================================================
Working capital                  $     481,728  $     489,475  $     471,562   $     463,255  $     491,135
Total assets                     $   1,058,221  $   1,029,202  $     971,752   $     966,312  $     923,421
Shareholders' equity             $     918,477  $     890,641  $     847,333   $     818,527  $     791,562
Number of grocery stores                   163            158            154             155            151
Number of pet supply stores                 34             36             43              43             35

                             Corporate Directory

board of directors             officers             Richard L. Kunkle
Robert F. Weis              Robert F. Weis            Vice President
 Chairman and Treasurer      Chairman and Treasurer       Pharmacy

Norman S. Rich              Norman S. Rich          Edward W. Rakoskie
 President                   President               Vice President
                                                        Operations

William R. Mills            William R. Mills        registrar and transfer agent
 Vice President              Vice President           American Stock Transfer &
 Finance and Secretary       Finance and Secretary      Trust
                                                     40 Wall Street, 46th Floor
                                                         New York, NY 10005
Jonathan H. Weis         Jonathan H. Weis                 (718) 921-8210
 Vice President           Vice President
 Property Management      Property Management        auditors
   and Development          and Development          Ernst & Young LLP
                                                     Commerce Court, Suite 200
Richard E. Shulman       Wayne S.  Bailey            2601 Market Place
 President, Industry      Vice President             Harrisburg, PA 17110-9359
 Systems Development      Grocery Merchandising
 Corporation                                         stock traded
                                                     New York Stock Exchange
Joseph I. Goldstein      Alan L. Barrick
 Partner, Kirkpatrick     Vice President
 and Lockhart, LLP        Engineering and Manufacturing

Michael M. Apfelbaum     Stephen J.  Bowers
 Partner, Apfelbaum,      Vice President
 Apfelbaum & Apfelbaum,   Weis Food Service
 Attorneys at Law
                         Walter B. Bruce
                          Vice President
                          Private Label

                          Harold G. Graber
                           Vice President
                           Real Estate

                 Stock Prices and Dividend Information by Quarter

The approximate number of shareholders including individual participants in security positions listings on December 25, 1999 as provided by the Company's transfer agent was 7,172.

                          1999                            1998
___________________________________________________________________________
              4th     3rd     2nd     1st      4th     3rd     2nd      1st
___________________________________________________________________________
Stock Prices
     High     43 3/8  40      38 7/8  40 1/4   38 1/2  37 1/2   36 5/8  35 13/16
     Low      33      33 5/8  32 7/8  35 5/8   33 1/4  33 5/8   35 3/16 33 7/8
Dividends Per
  Share       .26     .26     .25     .25      .25     .25      .24     .24

(This page contains a picture of a Weis Markets tractor-trailer.)

Weis Markets Inc.
1000 S. 2nd Street
Sunbury, PA 17801-0471

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

                                                       EXHIBIT 23



Consent of Independent Auditors

We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Weis Markets, Inc. of our report dated
March 1, 2000 included in the 1999 Annual Report to Shareholders of Weis Markets, Inc.




                                         (Signed Ernst & Young LLP)
Harrisburg, Pennsylvania
March  1, 2000