Form 10-Q
period 2000-03-25
WEIS MARKETS INC
filed 2000-05-09
CIK 105418

FORM 10-Q
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                March 25, 2000

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

                        Yes    X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                             41,690,907  shares
                                                (Outstanding at end of period)

                                    WEIS MARKETS, INC.

                                         INDEX
                                                                        Page No.

        Part I.  Financial Information

          Item 1.    Consolidated  Balance Sheets -
                     March 25, 2000 and December 25, 1999                    2

                     Consolidated Statements of Income  -
                     Three Months Ended March 25, 2000
                     and March 27, 1999                                      3

                     Consolidated Statements of Cash Flows -
                     Three Months Ended March 25, 2000
                     and March 27, 1999                                      4

                     Notes to Consolidated Financial Statements              5

          Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           6

          Item 3.    Quantitative and Qualitative Disclosures
                     about Market Risk                                       8


        Part II.  Other Information

          Item 6.    Exhibits and Reports on Form 8-K                        9

        Signatures                                                           9

                           PART I - FINANCIAL INFORMATION
                                  WEIS MARKETS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                               (dollars in thousands)


                                     March 25, 2000          December 25, 1999
Assets
Current:
   Cash                               $     5,434                  $     4,552
   Marketable securities                  373,387                      384,663
   Accounts receivable, net                35,856                       34,737
   Inventories                            161,623                      167,146
   Prepaid expenses                         4,129                        5,672
   Income taxes recoverable                 ---                            399
   Deferred income taxes                    5,469                        5,399
                                        _________                    _________
        Total current assets              585,898                      602,568

Property and equipment, net               447,494                      439,418
Intangible and other assets, net           29,060                       16,235
                                        _________                    _________
                                      $ 1,062,452                 $  1,058,221
                                        =========                    =========
Liabilities
Current:
   Accounts payable                   $    68,487                 $     82,742
   Accrued expenses                        20,040                       16,283
   Accrued self-insurance                  14,454                       13,255
   Payable to employee benefit plans        8,295                        8,560
   Income taxes payable                     8,252                         ---
                                        _________                    _________
        Total current liabilities         119,528                      120,840

Deferred income taxes                      18,580                       18,904

Shareholders' Equity
   Common stock, no par value,
    100,800,000 shares authorized,
    47,453,479 and 47,452,729 shares
    issued, respectively                    7,580                        7,559
   Retained earnings                    1,047,392                    1,040,354
   Accumulated other comprehensive
    income (Net of deferred taxes of
    $5,536 in 2000 and $5,208 in 1999)      6,225                        7,343
                                        _________                    _________
                                        1,061,197                    1,055,256

   Treasury stock, at cost,
    5,762,572 and 5,760,854 shares,
    respectively                         (136,853)                    (136,779)
                                        _________                    _________
        Total shareholders' equity        924,344                      918,477
                                        _________                    _________
                                      $ 1,062,452                 $  1,058,221
                                        =========                    =========

See accompanying notes to consolidated financial statements.

                                      WEIS MARKETS, INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                                         (unaudited)
                      (dollars in thousands except per share amounts)

                                                 Three months ended
                                      March 25, 2000            March 27, 1999

Net sales                             $   519,750                  $   496,281
Cost of sales, including warehousing
   and distribution expenses              389,687                      371,091
                                        _________                    _________
     Gross profit on sales                130,063                      125,190

Operating, general and
   administrative expenses                109,279                       99,257
                                        _________                    _________
     Income from operations                20,784                       25,933

Investment income                           4,475                        4,022

Other income                                2,986                        2,209
                                        _________                    _________
     Income before provision
       for income taxes                    28,245                       32,164

Provision for income taxes                 10,367                       10,973
                                        _________                    _________
     Net income                       $    17,878                  $    21,191
                                        =========                    =========
Weighted average number of common
  shares outstanding                   41,703,856                   41,765,994
                                       ==========                   ==========
Cash dividends per common share       $      0.26                  $      0.25
                                       ==========                   ==========
Basic and diluted earnings            $      0.43                  $      0.51
                                       ==========                   ==========

See accompanying notes to consolidated  financial statements.

                                WEIS MARKETS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                              (dollars in thousands)

                                                        Three Months Ended
                                                March 25, 2000    March 27, 1999
Cash flows from operating activities:
  Net income                                       $    17,878      $    21,191
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                       10,547            9,443
     Amortization                                        1,510            1,258
     Loss on sale of fixed assets                           57              156
     Gain on sale of marketable securities                (546)            ---
     Changes in operating assets and liabilities:
       Decrease in inventories                           5,523           13,644
       Decrease in accounts receivable
          and prepaid expenses                             424            2,801
       Decrease in income taxes recoverable                399             ---
       Decrease in accounts payable
          and other liabilities                         (9,564)          (7,705)
       Increase in income taxes payable                  8,252            5,415
       Decrease in deferred income taxes                  (722)          (1,078)
                                                     _________       __________
            Net cash provided by operating
              activities                                33,758           45,125

Cash flows from investing activities:
  Purchase of property and equipment                   (19,690)         (28,083)
  Proceeds from the sale of property and equipment          54              436
  Purchase of marketable securities                     (2,474)          (8,911)
  Proceeds from maturities of marketable securities     11,081            6,983
  Proceeds from the sale of marketable securitities      2,425             ---
  Increase in intangible assets                        (13,379)            ---
                                                     _________        _________
            Net cash used in investing activities      (21,983)         (29,575)

Cash flows from financing activities:
  Proceeds from issuance of common stock                    21               11
  Dividends paid                                       (10,840)         (10,439)
  Purchase of treasury stock                               (74)             (12)
                                                     _________        _________
            Net cash used in financing activities      (10,893)         (10,440)

Net increase in cash                                       882            5,110
Cash at beginning of period                              4,552            7,430
                                                     _________        _________
Cash at end of period                              $     5,434      $    12,540
                                                     =========        =========
Cash paid during the period for:
Interest expense                                   $      ---       $     ---
                                                     =========        =========
Income taxes                                       $     2,438      $     6,636
                                                     =========        =========
See accompanying notes to consolidated financial statements.

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


(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month period ended March 25, 2000 and March 27, 1999 are as follows:


                                               Three Months Ended
(dollars in thousands)                    03/25/00             03/27/99

Net Income                              $    17,878          $    21,191
Unrealized losses on market                    (799)              (1,963)
Less: reclassification adjustment for
           gains included in net income        (319)                ---
                                          _________            _________
Comprehensive income                    $    16,760          $    19,228
                                          =========            =========

(3) Property and Equipment
Property and equipment, as of March 25, 2000 , and December 25, 1999, consisted of :

                               Useful Life
(dollars in thousands)          (in years)           2000               1999

Land                                           $     63,646        $    63,732
Buildings and improvements        10-60             313,840            310,137
Equipment                          3-12             453,902            441,771
Leasehold improvements             5-20              84,975             81,133
                                                  _________          _________
      Total, at cost                                916,363            896,773
Less accumulated depreciation and
 amortiztion                                        468,869            457,355
                                                  _________          _________
                                                $   447,494        $   439,418
                                                  =========          =========

                                WEIS MARKETS, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Sales for the first quarter ended March 25, 2000, increased 4.7% to $519,750,000 compared with $496,281,000 in the same quarter last year.
Identical store sales decreased .9%. Sales performance from new and remodeled stores remains strong and the Company continues to be aggressive with its promotional activity. The Company attributes the identical sales decrease to an abnormally warm winter, which reduced the surges in sales normally resulting from snow and inclement weather, a highly competitive supermarket environment, and nearly flat food inflation. Management will continue to focus on its strategic expansion program, which is producing increased sales and market share. As in 1999 and 1998, the Easter sales period for the Company will fall in the second quarter.

      Gross profit of $130,063,000 at 25.0% of sales, increased $4,873,000 or 3.9% versus the same quarter last year. The gross profit dollar increase was generated from the higher sales volume as the gross profit rate decreased .2% compared to results achieved in the first quarter of 1999.

      The first quarter operating, general and administrative expenses of $109,279,000, at 21.0% of sales, increased $10,022,000, or 10.1% compared to the same quarter last year. As a percentage of sales, operating expenses for the quarter were 1.0% higher than the 20.0% rate realized in the first quarter of 1999.

      A large portion of the dollar increase in operating, general and administrative expenses during the quarter was proportionate with the increase in sales. Employee labor and benefit expenses accounted for $5,988,000 or 59.7% of the total increase. The Company's cost per gallon for diesel fuel and gasoline rose substantially during the first quarter. During this period, the Company's fuel expenses increased $309,000 compared to the prior year. Professional services of $1,270,000 were incurred in response to the Schedule 13D-A filing by the heirs of Sigfried Weis and related trusts and the subsequent, ongoing review of options to further increase shareholder value. Advertising expenditures increased $1,837,000 compared to last year, exceeding
budgeted expectations by $508,000.   Fixed occupancy costs increased $2,190,000
compared to last year's first quarter results as the Company's capital spending program continues at an aggressive pace compared to the industry average.

      Investment income of $4,475,000 at .9% of sales compares to $4,022,000 at .8% of sales in 1999. The Company realized a $546,000 gain on the sale of publicly traded stocks from its investment portfolio during the quarter. Dividends and interest income decreased $93,000 compared to results for the same quarter last year. Income realized from the investment portfolio has and will continue to decrease as marketable securities are used to fund the Company's capital expansion program.

      Other income for the quarter of $2,986,000 at .6% of sales increased $777,000, or 35.2%, compared to the first quarter in 1999. Most of this increase was due to an increase in the price paid for cardboard salvage compared to the same period a year ago.

      The effective tax rate of 36.7% in the first quarter compares with 34.1% in the same quarter in 1999.

      Net earnings for the quarter of $17,878,000, or 43 cents per share, compared with $21,191,000, or 51 cents per share, in 1999.

      As of March 25, 2000, the Company was operating 168 retail food stores, with locations in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. The Company also operates Weis Food Service, a restaurant and institutional food supplier. The Company owns SuperPetz II, Inc., a chain of 34 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

                                   WEIS MARKETS, INC.
                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                      (continued)


OPERATING RESULTS (continued)

      On December 10, 1999, the Company signed an agreement to acquire four store locations from Fleming Food Companies, Inc. The Company closed the deal and took possession of two central Pennsylvania stores on January 17, 2000 and two Maryland stores on January 31, 2000. During the quarter, the Company opened two new superstores, had a grand reopening in one major expansion/remodel and also reopened three of the four newly acquired stores. The fourth acquired store will be opened during the second quarter.

      On April 7, 2000, the Company announced its intent to sell the Weis Food Service division to Reinhart FoodService of LaCrosse, Wisconsin. Management feels that the supermarket and foodservice divisions have evolved into two very different businesses with different distribution, marketing and operational requirements. This was the principal reason in the decision to sell Weis Food
Service.   Reinhart FoodService will continue to operate the division from the
Sunbury region and will retain the Weis Food Service employees, which was a very important part of the decision to sell the division. Management would not have made the deal without these assurances. The sale was consummated effective April 8, 2000.

      Over the next eighteen months, the Company expects to invest up to $135,600,000 for capital expenditures to open 17 superstores and to expand or remodel 20 others.

LIQUIDITY AND CAPITAL RESOURCES

      The Company generated $33,758,000 in cash flows from operating activities for the three-month period ended March 25, 2000 compared to $45,125,000 during the same period of 1999. Working capital decreased $15,358,000 or 3.2% since the beginning of the year.

      Net cash used in investing activities during the first quarter of 2000 was $21,983,000 compared to $29,575,000 in 1999. Property, equipment and intangible expenditures in the first quarter of 2000 amounted to $33,069,000 as compared to $28,083,000 in 1999. The first quarter 2000 amount includes the acquisition of the four grocery stores from Fleming Food Companies, Inc. Proceeds from the sale of marketable securities during the quarter amounted to $2,425,000. Management anticipates the continued use of the Company's cash for acquisitions, the construction of new superstores, the expansion and remodeling of existing units, the securing of sites for future expansion, new technology purchases and the upgrading of its processing and distribution facilities.

      Net cash used in financing activities during the first quarter of 2000 was $10,893,000, compared to $10,440,000 in 1999. Treasury stock purchases during the quarter amounted to $74,000 and compares to $12,000 in purchases made in the first quarter last year. The Board of Directors' 1996 resolution authorizing the purchase of treasury stock has a remaining balance of 576,935 shares. Cash dividend payments made during the quarter at $.26 per common share amounted to
$10,840,000.   This compares to $10,439,000 in dividends paid at the rate of
$.25 per share in the first quarter of 1999. At a regularly scheduled meeting held on April 13, 2000, the Board of Directors declared a $.26 per share dividend payable to holders of record as of May 5, 2000, payable on May 19, 2000.

                                   WEIS MARKETS, INC.
                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

      The Company funded its working capital requirements for the quarter through internally generated cash flows from operations, as it has done in prior years. Company management estimates that its current development plans will require an investment of approximately $135,600,000 over an eighteen-month period through the middle of 2001. The Company continues to pursue acquisitions and investment opportunities to enhance future financial performance.
The financial and liquidity position of the Company, combined with its historical insurance loss experience rates, has allowed it to carry higher deductible and retention levels on its employee and business insurance coverage. The Company plans to maintain these higher exposure levels, thus benefiting from
reduced premium expenses.   In view of the Company's significant liquid assets,
lack of debt financing, and its ability to generate working capital internally, it is not expected that any type of external financing will be needed for these activities.

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

                           ITEM 3. QUANTITATIVE AND QUALITATIVE
                               DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended March 25, 2000. Quantitative information is set forth on page 11 of the Company's 1999 Annual Report under the caption "Quantitative Disclosures About Market Risk", which was filed as
Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth on page 10 of the Company's 1999 Annual Report under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999 and is incorporated herein by reference.

                            PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 25, 2000.






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