Form 10-Q
period 2000-06-24
WEIS MARKETS INC
filed 2000-08-08
CIK 105418

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C.  20549


                        Quarterly Report Under Section 13 or 15(d)
                          of the Securities Exchange Act of 1934


For Quarter Ended                     June 24, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorterperiod that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                               41,691,407  shares
                                                 (Outstanding at end of period)

                                      WEIS MARKETS, INC.

                                          INDEX






                                                                       Page No.

     Part I.  Financial Information

       Item 1.      Consolidated  Balance Sheets -
                    June 24, 2000 and December 25, 1999                    2

                    Consolidated Statements of Income  -
                    Six Months Ended June 24, 2000
                    and June 26, 1999                                      3

                    Consolidated Statements of Cash Flows -
                    Six Months Ended June 24, 2000
                    and June 26, 1999                                      4

                    Notes to Consolidated Financial Statements             5

       Item 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          6

       Item 3.      Quantitative and Qualitative Disclosures
                    about Market Risk                                      8


     Part II.  Other Information

       Item 4.      Submission of Matters to a Vote of Security Holders    9

       Item 6.      Exhibits and Reports on Form 8-K                       10

     Signatures                                                            10

                           PART I - FINANCIAL INFORMATION
                                 WEIS MARKETS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                                (dollars in thousands)


                                      June 24, 2000           December 25, 1999
Assets
Current:
   Cash                              $     9,173                 $     4,552
   Marketable securities                 399,280                     384,663
   Accounts receivable, net               22,131                      34,737
   Inventories                           156,634                     167,146
   Prepaid expenses                        3,304                       5,672
   Income taxes recoverable                ---                           399
   Deferred income taxes                   7,174                       5,399
                                      __________                  __________
          Total current assets           597,696                     602,568

Property and equipment, net              442,235                     439,418
Intangible and other assets, net          28,128                      16,235
                                      __________                  __________
                                     $ 1,068,059                 $ 1,058,221
                                      ==========                  ==========
Liabilities
Current:
   Accounts payable                  $    67,079                 $    82,742
   Accrued expenses                       20,874                      16,283
   Accrued self-insurance                 14,708                      13,255
   Payable to employee benefit plans       7,851                       8,560
   Income taxes payable                    3,931                      ---
                                      __________                  __________
          Total current liabilities      114,443                     120,840

Deferred income taxes                     17,870                      18,904

Shareholders' Equity
   Common stock, no par value,
    100,800,000 shares authorized,
    47,453,979 and 47,452,729 shares
    issued, respectively                   7,594                       7,559
   Retained earnings                   1,058,210                   1,040,354
   Accumulated other comprehensive
    income (Net of deferred taxes of
    $4,818 in 2000 and $5,208 in 1999      6,795                       7,343
                                      __________                  __________
                                       1,072,599                   1,055,256

   Treasury stock, at cost,
    5,672,572 and 5,760,854 shares,
    respectively                        (136,853)                   (136,779)
                                      __________                  __________
          Total shareholders' equity     935,746                     918,477
                                      __________                  __________
                                     $ 1,068,059                 $ 1,058,221
                                      ==========                  ==========
See accompanying notes to consolidated financial statements.

                                 WEIS MARKETS, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                    (unaudited)
                  (dollars in thousands except per share amounts)

                                Three Months Ended          Six Months Ended
                               06/24/00     06/26/99     06/24/00     06/26/99

Net sales                   $   508,957  $   490,019  $ 1,028,707  $   986,300
Cost of sales, including
 warehousing and distribution
  expenses                      374,079      365,503      763,766      736,593
                             __________   __________   __________   __________
     Gross profit on sales      134,878      124,516      264,941      249,707

Operating, general and
   administrative expenses      113,606      101,123      222,885      200,380
                             __________   __________   __________   __________
   Income from operations        21,272       23,393       42,056       49,327

Investment income                 4,243        4,015        8,718        8,037

Other income                      9,387        2,062       12,373        4,270
                             __________   __________   __________   __________
   Income before provision
     for income taxes            34,902       29,470       63,147       61,634

Provision for income taxes       13,244       10,270       23,611       21,243
                             __________   __________   __________   __________
   Net income               $    21,658  $    19,200  $    39,536  $    40,391
                             ==========   ==========   ==========   ==========
Weighted average number
 of common shares
 outstanding                 41,691,341   41,723,014   41,691,402   41,744,376
                             ==========   ==========   ==========   ==========
Cash dividend
 per common share           $      0.26  $      0.25  $      0.52  $      0.50
                             ==========   ==========   ==========   ==========
Basic and diluted
 earnings per share         $      0.52  $      0.46  $      0.95  $      0.97
                             ==========   ==========   ==========   ==========

See accompanying notes to consolidated  financial statements.

                                      WEIS MARKETS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)
                                    (dollars in thousands)

                                                         Six Months Ended
                                                  June 24, 2000   June 26, 1999
Cash flows from operating activities:
 Net income                                         $    39,536   $    40,391
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                          21,442         19,100
   Amortization                                           3,416          2,430
   (Gain) loss on sale of fixed assets                   (6,063)           231
   Gain on sale of marketable securities                   (658)          ---
   Changes in operating assets and liabilities:
    Decrease in inventories                              10,512         20,004
    Decrease in accounts receivable
     and prepaid expenses                                14,974          3,020
    Decrease in income taxes recoverable                    399           ---
    Decrease in accounts payable
     and other liabilities                              (10,328)        (5,967)
    Increase (decrease) in income taxes payable           3,931         (8,819)
    Decrease in deferred income taxes                    (2,419)        (1,873)
                                                     __________     __________
      Net cash provided by operating activities          74,742         68,517

Cash flows from investing activities:
 Purchase of property and equipment                     (31,576)       (45,277)
 Proceeds from the sale of property and equipment        11,450            470
 Purchase of marketable securities                      (53,359)       (26,309)
 Proceeds from maturities of marketable securities       35,706         23,541
 Proceeds from the sale of marketable securities          2,756           ---
 (Increase) decrease  in intangible assets              (13,379)           400
                                                     __________     __________
      Net cash used in investing activities             (48,402)       (47,175)

Cash flows from financing activities:
 Proceeds from issuance of common stock                      35             11
 Dividends paid                                         (21,680)       (20,863)
 Purchase of treasury stock                                 (74)        (2,343)
                                                     __________     __________
      Net cash used in financing activities             (21,719)       (23,195)

Net increase (decrease) in cash                           4,621         (1,853)
Cash at beginning of period                               4,552          7,430
                                                     __________     __________
Cash at end of period                               $     9,173    $     5,577
                                                     ==========     ===========
Cash paid during the period for:
Interest expense                                    $      ---     $      ---
                                                     ==========     ==========
Income taxes                                        $    21,701    $    31,935
                                                     ==========     ==========
See accompanying notes to consolidated financial statements.

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


(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month period ended June 24, 2000 and June 26, 1999 are as follows:

                               Three Months Ended        Six Months Ended
(dollars in thousands)        06/24/00    06/26/99     06/24/00    06/26/99
Net Income                   $  21,658   $  19,200    $  39,536   $  40,391
Unrealized gains (losses)
 on marketable securities          634      (2,879)        (165)     (4,842)
Less: reclassification
      adjustment for gains
      included in net income       (65)       ---          (384)        ---
                               _______     _______      _______     _______
Comprehensive income         $  22,227   $  16,321    $  38,987   $  35,549
                               =======     =======      =======     =======
(3) Property and Equipment
Property and equipment, as of June 24, 2000, and December 25, 1999, consisted of:

                              Useful Life
(dollars in thousands)         (in years)         2000          1999
Land                                         $   63,020     $   63,732
Buildings and improvements        10-60         312,824        310,137
Equipment                          3-12         447,682        441,771
Leasehold improvements             5-20          88,589         81,133
                                              _________      _________
      Total, at cost                            912,115        896,773
Less accumulated depreciation and
 amortization                                   469,880        457,355
                                              _________      _________
                                             $  442,235     $  439,418
                                              =========      =========

                                   WEIS MARKETS, INC.
                       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Total sales for the second quarter ended June 24, 2000 increased 3.9% to $508,957,000 compared to sales of $490,019,000 generated in the second quarter of 1999. Year-to-date, sales increased 4.3% to $1,028,707,000 compared to $986,300,000 in 1999. Identical store sales increased 2.2% for the quarter and
 .8% through the first half of the year.

      Early in the second quarter, the Company completed the sale of Weis Food Service, its regional food service division, to Reinhart FoodService of LaCrosse, Wisconsin. In recent years, the Company has strongly focused on the growth of its core operations, the retail food business. As part of this focus, senior management moved to sell Weis Food Service after concluding its supermarket and food service divisions had evolved into businesses with separate distribution, marketing and operational requirements. Excluding Weis Food Service sales from the Company's second quarter results in 2000 and 1999, the Company's sales from ongoing operations increased 9.9%. Year-to-date sales from ongoing operations, excluding Weis Food Service, increased 7.5%.

      In the second quarter, the Company generated $134,878,000 in gross profit at 26.5% of sales, an increase of $10,362,000 or 8.3% compared to the same period in 1999. The increase in gross profit dollars was due primarily to higher sales volume as the gross profit rate increased by 1.1%. Year-to-date gross profit of $264,941,000 at 25.8% of sales, increased $15,234,000 or 6.1%.
As a percentage of sales, the year-to-date gross profit rate increased .5%.

      In the second quarter of 2000, operating, general and administrative expenses were $113,606,000 or 22.3% of sales. These costs increased $12,483,000 or 12.3% compared to the same quarter in 1999. The increase in operating expenses is primarily attributable to the Company's higher sales volume.

      After a flat sales period in the first quarter of this year, management increased its advertising and promotional spending as it did in the first quarter. As a result, the Company's advertising and special promotion costs in the second quarter were up $1,388,000 compared to the same period a year ago. Fixed occupancy costs increased $1,928,000 compared to last year's second quarter results as the Company's capital spending program continues at an
aggressive pace compared to the industry average.   The Company wrote off
$314,000 in goodwill remaining from prior Weis Food Service acquisitions and increased its reserve for bad debts by $2,727,000 after a closer review of open Weis Food Service customer accounts following the sale of this division. As a percentage of sales, total operating expenses for the quarter increased 1.7%. Weis Food Service accounted for .5% of the rate increase compared to the second quarter of last year.

      Year-to-date operating expenses of $222,885,000 at 21.7% of sales compared to $200,380,000 at 20.3% of sales in the first half of last year.

      The Company's second quarter investment income totaled $4,243,000 at .8% of sales, an increase of $228,000 or 5.7% compared to last year. The Company realized a $112,000 gain in the second quarter from the sale of publicly traded securities in its portfolio. Overall, the company has realized a gain of $658,000 on the sale of publicly traded securities during the first two quarters of 2000. Year-to-date, the Company's investment income has increased $681,000 or 8.5% to $8,718,000 at .8% of sales.

      Other income in the second quarter increased $7,325,000 or 355.2% to $9,387,000 at 1.8% of sales compared to the same period in 1999. This total includes $5,839,000 realized from the sale of Weis Food Service equipment to Reinhart FoodService. Year-to-date, the company's other income increased $8,103,000 or 189.8% to $12,373,000 at 1.2% of sales.

                                     WEIS MARKETS, INC.
                        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       (continued)


OPERATING RESULTS (continued)

      The effective tax rate for the second quarter of 2000 was 38.0% compared with 34.8% in 1999. Year-to-date, the effective tax rate is 37.4% compared to 34.5% last year. The higher tax rate in 2000 reflects taxes due on the capital gain realized from the sale of Weis Food Service and gains on the sale of publicly traded stocks from the investment portfolio.

      Net income after tax in the second quarter increased 12.8% to $21,658,000, or $.52 per diluted share, compared to net income of $19,200,000, or $.46 per diluted share, in 1999.

      Year-to-date earnings were $39,536,000 or $.95 per diluted share, compared to $40,391,000, or $.97 per diluted share in 1999. When Weis Food Service's financial results, including gains from its sale, are excluded from the Company's second quarter results in 2000 and 1999, the Company's net income increased 7.8%. Basic and diluted earnings per share from ongoing operations increased $.04 per share to $.49 for the quarter. Year-to-date net income generated from ongoing operations, excluding Weis Food Service, decreased 4.4%. Basic and diluted earnings per share from ongoing operations declined $.04 to $.91 per share for the year-to-date. The Company attributed the decline in year-to-date net income to its first quarter results, which were affected by a softer than expected sales environment.

      As of June 24, 2000, Weis Markets, Inc. was operating 166 retail food stores, with locations in Pennsylvania, Maryland, New Jersey, New York, Virginia, and West Virginia. The Company also owns SuperPetz II, Inc., a chain of 33 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 2000, the Company generated $74,742,000 in cash flows from operating activities compared to $68,517,000 for the same period in 1999. The majority of the gain on sale of fixed assets, the decrease in inventories, and the decrease in accounts receivable and prepaid expenses, is associated with the sale of the Weis Food Service division. Year-to-date, working capital has increased $1,525,000 or .3% since the beginning of this fiscal year.

      Net cash used in investing activities in the first half of 2000 amounted to $48,402,000, compared to $47,175,000 in 1999. Capital expenditures for the first half of the year totaled $44,955,000, as compared to $45,277,000 in the first half of 1999. At the annual shareholders' meeting held in June, the Company reiterated its plans to invest $135,600,000 in capital improvements over
an 18-month period, which began in January of 2000.   The capital expansion
program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

      Net cash used in financing activities during the first half of 2000 was $21,719,000, compared to $23,195,000 in 1999. Treasury stock purchases during the first half amounted to $74,000, compared to $2,343,000 in purchases made in the first half of last year. The Board of Directors' 1996 resolution authorizing the purchase of treasury stock has a remaining balance of 576,935
shares.   In the second quarter, the Company made $10,840,000 in dividend payments to shareholders of record at $.26 per share, compared to $.25 per share in 1999. Year-to-date cash dividends paid to shareholders amounts to $21,680,000 compared to $20,863,000 in dividend payments in the first half of 1999. The Board of Directors recently declared a 3.8% increase in the

                                     WEIS MARKETS, INC.
                         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                       (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

quarterly dividend up from $.26 per share to $.27 cents per share.  This marks
the 35th consecutive year of dividend increases by the Company.    The dividend
will be payable to holders of record as of August 7, 2000, payable August 24, 2000.

      The Company funded its working capital requirements for the quarter through internally generated cash flows from operations, as it has done in prior years. The Company continues to pursue acquisitions and investment opportunities to enhance future financial performance. Management believes that the Company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, possible acquisitions, the purchase of Treasury Stock, and the continuing expansion program. The corporation has no other commitment of capital resources as of June 24, 2000.

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

                             ITEM 3. QUANTITATIVE AND QUALITATIVE
                                DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 24, 2000. Quantitative information is set forth on page 11 of the Company's 1999 Annual Report under the caption "Quantitative Disclosures About Market Risk", which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999 and is incorporated herein by reference.

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

                               PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Weis Markets, Inc., was held on Tuesday, June 6, 2000, at 10:00 a.m., Eastern Standard Time, at Tedd's On The Hill, Routes 11 & 15, Shamokin Dam, Pennsylvania, 17876.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

(c) The meeting was held for the following purposes:

   1. To elect eight directors to serve, subject to provisions of the by-laws, until the next Annual Meeting of shareholders or until their respective successors have qualified.
   2. To approve the appointment of independent public accountants for the current fiscal year.
   3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.


The official ballot from the meeting submitted to the Secretary by the Judge of Elections disclosed the following tabulation of votes.

Proposal #1                                            For      Withhold
Robert F. Weis                                      47,564,259    222,626
Norman S. Rich                                      47,561,326    222,523
William R. Mills                                    47,562,234    221,615
Jonathan H. Weis                                    47,561,671    222,178
Michael M. Apfelbaum                                25,604,113    241,186
Joseph I. Goldstein                                 25,606,755    238,535
Jeffery E. Perelman                                 25,579,391    265,908
Richard E. Shulman                                  47,561,776    222,073

Proposal #2                                For       Against     Abstain
Proposal to approve the
appointment of Ernst &
Young, LLP, as the
independent public accountants
of the Corporation.                     39,551,923      19,470      8,847

                                PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended June 24, 2000.





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