Form 10-Q
period 2000-09-23
WEIS MARKETS INC
filed 2000-11-07
CIK 105418

FORM 10-Q
                               SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549


                          Quarterly Report Under Section 13 or 15(d)
                            of the Securities Exchange Act of 1934


For Quarter Ended                    September 23, 2000

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

                                Yes    X             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                                 41,687,857  shares
                                                  (Outstanding at end of period)

                               WEIS MARKETS, INC.

                                    INDEX






                                                                       Page No.

Part I.  Financial Information

 Item 1.      Consolidated  Balance Sheets -
              September 23, 2000 and December 25, 1999                     2

              Consolidated Statements of Income  -
              Nine Months Ended September 23, 2000
              and September 25, 1999                                       3

              Consolidated Statements of Cash Flows -
              Nine Months Ended September 23, 2000
              and September 25, 1999                                       4

              Notes to Consolidated Financial Statements                   5

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and Results of Operations                6

 Item 3.      Quantitative and Qualitative Disclosures about Market Risk   8


Part II.  Other Information

 Item 1.      Legal Proceedings                                            9

 Item 6.      Exhibits and Reports on Form 8-K                             9

Signatures                                                                 9

                          PART I - FINANCIAL INFORMATION
                                WEIS MARKETS, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (unaudited)
                               (dollars in thousands)


                                  September 23, 2000          December 25, 1999
Assets
Current:
   Cash                              $     3,393                 $     4,552
   Marketable securities                 420,978                     384,663
   Accounts receivable, net               21,148                      34,737
   Inventories                           140,336                     167,146
   Prepaid expenses                        3,434                       5,672
   Income taxes recoverable                ---                           399
   Deferred income taxes                   7,346                       5,399
                                      __________                  __________
            Total current assets         596,635                     602,568

Property and equipment, net              440,484                     439,418
Intangible and other assets, net          27,510                      16,235
                                      __________                  __________
                                     $ 1,064,629                 $ 1,058,221
                                      ==========                  ==========
Liabilities
Current:
   Accounts payable                  $    53,626                 $    82,742
   Accrued expenses                       19,968                      16,283
   Accrued self-insurance                 14,532                      13,255
   Payable to employee benefit plans       8,300                       8,560
   Income taxes payable                    7,793                       ---
                                      __________                  __________
            Total current liabilities    104,219                     120,840

Deferred income taxes                     17,278                      18,904

Shareholders' Equity
   Common stock, no par value,
    100,800,000 shares authorized,
    47,453,979 and 47,452,729 shares
    issued, respectively                   7,594                       7,559
   Retained earnings                   1,066,057                   1,040,354
   Accumulated other comprehensive
    income (Net of deferred taxes of
    $4,581 in 2000 and $5,208 in 1999)     6,459                       7,343
                                      __________                  __________
                                       1,080,110                   1,055,256

   Treasury stock, at cost,
    5,766,122 and 5,760,854 shares,
    respectively                        (136,978)                   (136,779)
                                      __________                  __________
          Total shareholders' equity     943,132                     918,477
                                      __________                  __________
                                     $ 1,064,629                 $ 1,058,221
                                      ==========                  ==========
See accompanying notes to consolidated financial statements.

                                 WEIS MARKETS, INC.
                          CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                   (dollars in thousands except per share amounts)

                                Three Months Ended          Nine Months Ended
                               09/23/00     09/25/99      09/23/00    09/25/99

Net sales                   $   485,875  $   492,293  $ 1,514,582  $ 1,478,593
Cost of sales, including
 warehousing and distribution
 expenses                       352,549      363,301    1,116,315    1,099,894
                             __________   __________   __________   __________
    Gross profit on sales       133,326      128,992      398,267      378,699

Operating, general and
   administrative expenses      112,117      104,673      335,002      305,054
                             __________   __________   __________   __________
     Income from operations      21,209       24,319       63,265       73,645

Investment income                 5,065        4,357       13,783       12,395

Other income                      3,112        1,819       15,485        6,089
                             __________   __________   __________   __________
   Income before provision
     for income taxes            29,386       30,495       92,533       92,129

Provision for income taxes       10,283       11,345       33,894       32,588
                             __________   __________   __________   __________
   Net income               $    19,103  $    19,150  $    58,639  $    59,541
                             ==========   ==========   ==========   ==========
Weighted average number
 of common shares
 outstanding                 41,689,421   41,696,570   41,695,640   41,726,273
                             ==========   ==========   ==========   ==========
Cash dividends
 per common share           $      0.26  $      0.26  $      0.78  $      0.76
                             ==========   ==========   ==========   ==========
Basic and diluted
 earnings per share         $      0.46  $      0.46  $      1.41  $      1.43
                             ==========   ==========   ==========   ==========

See accompanying notes to consolidated  financial statements.

                                     WEIS MARKETS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)
                                   (dollars in thousands)

                                                        Nine Months Ended
                                                       09/23/00      09/25/99
Cash flows from operating activities:
  Net income                                        $    58,639    $    59,541
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                        32,569         29,904
     Amortization                                         5,035          4,681
     (Gain) loss on sale of fixed assets                 (6,022)           307
     Gain on sale of marketable securities               (1,100)          (118)
     Changes in operating assets and liabilities:
       Decrease in inventories                           26,810         22,885
       Decrease in accounts receivable
          and prepaid expenses                           15,827          5,096
       Decrease in income taxes recoverable                 399          ---
       Decrease in accounts payable
          and other liabilities                         (24,414)        (8,506)
       Increase (decrease) in income taxes payable        7,793         (5,384)
       Decrease in deferred income taxes                 (2,946)        (2,616)
                                                     __________     __________
            Net cash provided by operating
              activities                                112,590        105,790

Cash flows from investing activities:
  Purchase of property and equipment                    (42,078)       (64,285)
  Proceeds from the sale of property and equipment       11,534            493
  Purchase of marketable securities                    (171,595)       (63,142)
  Proceeds from maturities of marketable securities      67,525         50,888
  Proceeds from the sale of marketable securities        67,344            118
  Increase in intangible assets                         (13,379)         ---
                                                     __________     __________
            Net cash used in investing activities       (80,649)       (75,928)

Cash flows from financing activities:
  Proceeds from issuance of common stock                     35             40
  Dividends paid                                        (32,936)       (31,704)
  Purchase of treasury stock                               (199)        (2,343)
                                                     __________     __________
            Net cash used in financing activities       (33,100)       (34,007)

Net decrease in cash                                     (1,159)        (4,145)
Cash at beginning of period                               4,552          7,430
                                                     __________     __________
Cash at end of period                               $     3,393    $     3,285
                                                     ==========     ==========
Cash paid during the period for:
Interest expense                                    $     ---      $     ---
                                                     ==========     ==========
Income taxes                                        $    28,649    $    40,588
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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month period ended September 23, 2000 and September 25, 1999 are as follows:

                               Three Months Ended       Nine Months Ended
(dollars in thousands)        09/23/00    09/25/99     09/23/00    09/25/99
Net Income                   $  19,103   $  19,150    $  58,639   $  59,541
Unrealized losses on
 marketable securities             (76)     (1,429)        (241)     (6,271)
Less: reclassification
 adjustment for gains
 included in net income           (259)      ---           (643)      ---
                               _______     _______      _______     _______
Comprehensive income         $  18,768   $  17,721    $  57,755   $  53,270
                               =======     =======      =======     =======
(3) Property and Equipment
Property and equipment, as of September 23, 2000, and December 25, 1999, consisted of :

                             Useful Life
(dollars in thousands)        (in years)          2000           1999
Land                                         $   63,305     $   63,732
Buildings and improvements      10-60           313,970        310,137
Equipment                        3-12           453,194        441,771
Leasehold improvements           5-20            91,627         81,133
                                              _________      _________
      Total, at cost                            922,096        896,773
Less accumulated depreciation and
 amortization                                   481,612        457,355
                                              _________      _________
                                             $  440,484     $  439,418
                                              =========      =========

                                  WEIS MARKETS, INC.
                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Total sales generated for the third quarter ended September 23, 2000 decreased 1.3% to $485,875,000 compared to $492,293,000 for the same period in 1999. Year-to-date, sales increased 2.4% to $1,514,582,000 compared to $1,478,593,000 in 1999. Identical store sales increased .2% for the quarter and .8% through the year-to-date.

      Excluding Weis Food Service sales from the Company's third quarter results in 2000 and 1999, the Company's sales from ongoing operations increased 5.7%. Year-to-date sales from ongoing operations, excluding Weis Food Service, increased 6.9%. Early in the second quarter, the Company completed the sale of Weis Food Service, its regional food service division, to Reinhart FoodService of LaCrosse, Wisconsin.

      During the third quarter of 2000, gross profit increased $4,334,000 or 3.4%, to $133,326,000 or 27.4% of sales, compared to the same period last year. Higher sales volume resulted in an increase in gross profit dollars, while the increase in the percent of sales was due to the elimination of Weis Food Service as part of the Company's overall sales mix. Gross profit, excluding Weis Food Service, was 27.6% for the third quarter in 1999. Year-to-date gross profit of $398,267,000 at 26.3% of sales, increased $19,568,000 or 5.2%. As a percentage of sales, the Company's year-to-date gross profit rate increased .7%.

      In the third quarter of 2000, operating, general and administrative expenses were $112,117,000 or 23.1% of sales. These costs increased $7,444,000 or 7.1% compared to the same quarter in 1999.

      Management continues its aggressive advertising and promotional spending in the third quarter, which began in the first half of the year, after
a flat first quarter sales period.   As a result of the program, the Company's
advertising and special promotion costs in the third quarter were up
$1,652,000 compared to the same period a year ago. Increased labor and benefit costs accounted for $2,143,000 of the increase in the Company's operating expenses for the third quarter, and fixed occupancy costs increased $755,000 compared to last year's results. The Company's capital spending program continues at an aggressive pace, compared to the published industry averages.

      Year-to-date operating expenses of $335,002,000 at 22.1% of sales compared to $305,054,000 at 20.6% of sales in the first nine months of last year.

      The Company's investment income for the third quarter totaled $5,065,000 at 1.0% of sales, an increase of $708,000 or 16.2% compared to last year.
The Company realized a $452,000 gain from the sale of publicly traded securities in its portfolio. Overall, the Company has realized a gain of $1,109,000 on the sale of publicly traded securities during the first three quarters of 2000. Year-to-date, the Company's investment income increased $1,388,000 or 11.2% to $13,783,000 at .9% of sales.

      Other income in the third quarter increased $1,293,000 or 71.1%, to $3,112,000 at .6% of sales compared to the same period in 1999.
Year-to-date, the Company's other income increased $9,396,000 or 154.3% to $15,485,000 at 1.0% of sales. This total includes $5,839,000 realized from the sale of Weis Food Service equipment to Reinhart FoodService.

      The effective tax rate for the third quarter of 2000 was 35.0% compared with 37.2% in 1999. Year-to-date, the effective tax rate is 36.6% compared to 35.4% last year. The higher tax rate in 2000 reflects taxes due on the capital gain realized from the sale of Weis Food Service and gains on the sale of publicly traded stocks from the investment portfolio.

                            WEIS MARKETS, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               (continued)


OPERATING RESULTS (continued)

      Basic and diluted earnings per share for the third quarter were $.46,
which remained unchanged from the same period a year ago.   Net income
decreased in the third quarter by .2% to $19,103,000 from $19,150,000. Year-to-date earnings were $58,639,000 or $1.41 per diluted share, compared to $59,541,000, or $1.43 per diluted share in 1999.

      When Weis Food Service's financial results are excluded from the Company's results in 2000 and 1999, the Company's net income decreased
1.2% for the quarter. Basic and diluted earnings per share from ongoing operations remained constant at $.46 for the third quarter. Year-to-date net income generated from ongoing operations, excluding Weis Food Service, decreased 3.31%. Basic and diluted earnings per share from ongoing
operations declined $.04 to $1.37 per share for the year-to-date.   The
Company attributed the decline in year-to-date net income to its first quarter results, which were affected by a softer than expected sales environment.

      As of September 23, 2000, Weis Markets, Inc. was operating 166 retail food stores, with locations in Pennsylvania, Maryland, New Jersey, New York, Virginia, and West Virginia. The Company also owns SuperPetz II, Inc., a chain of 33 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      During the first nine months of 2000, the Company generated
$112,590,000 in cash flows from operating activities compared to $105,790,000 for the same period in 1999. The majority of the gain on sale of fixed assets, the decrease in inventories, and the decrease in accounts receivable and prepaid expenses, is associated with the sale of the Weis
Food Service division. Year-to-date, working capital has increased $10,688,000 or 2.2% since the beginning of this fiscal year.

      Net cash used in investing activities in the first three quarters of 2000 amounted to $80,649,000, compared to $75,928,000 in 1999. Year-to-date capital expenditures totaled $55,457,000, as compared to $64,285,000 in
1999.  At the annual shareholders' meeting held in June, the Company reiterated its plans to invest $135,600,000 in capital improvements over an
18-month period, which began in January of 2000.   The capital expansion
program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

      Net cash used in financing activities during the first three quarters of 2000 was $33,100,000, compared to $34,007,000 in 1999. Treasury stock purchases during the first half amounted to $199,000, compared to
$2,343,000 in purchases made in the first nine months of last year.  The
Board of Directors' 1996 resolution authorizing the purchase of treasury stock
has a remaining balance of 573,385 shares.   In the third quarter, the
Company made $11,256,000 in dividend payments to shareholders of record at $.26 per share. Year-to-date cash dividends paid to shareholders totals to $32,936,000 compared to $31,704,000 in dividend payments in the first three quarters of 1999.

                          WEIS MARKETS, INC.
              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)

      The Company funded its working capital requirements for the quarter through internally generated cash flows from operations, as it has done in prior years. The Company continues to pursue acquisitions and investment opportunities to enhance future financial performance. Management believes that the Company's cash and short-term investments, plus cash flow from operations, will be sufficient to finance current operations, cover dividend requirements, self-insurance programs, the purchase of Treasury Stock, and the continuing expansion program. The corporation has no other commitment of capital resources as of September 23, 2000.

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

                  ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK


Quantitative Disclosure - There have been no material changes in the Company's market risk during the nine months ended September 23, 2000. Quantitative information is set forth on page 11 of the Company's 1999 Annual Report under the caption "Quantitative Disclosures About Market Risk", which was filed as Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1999 and is incorporated herein by reference.

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

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Various lawsuits, claims and proceedings of a nature considered normal to its business are pending against the Company.

The most significant of these was filed in early 1995 by PVC Realty, a Pennsylvania Limited Liability Partnership, in the Court of Common Pleas, Cambria County, Pennsylvania, naming Weis Markets, Inc. as the defendant.
On October 19, 2000, a jury determined that the Company breached its lease related to the Company's failure to conduct business as a supermarket at one location and awarded the plaintiff $6.5 million for lost profits and $15 million for punitive damages.

While the ultimate outcome of this matter can not be determined presently with certainty, the Company is advised by its legal counsel that it is remote that this verdict will survive the post trial motions and appeals.

Item 6.  Exhibits and Reports on Form 8-K

   (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 23, 2000.

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