Form 10-K
period 2000-12-30
WEIS MARKETS INC
filed 2001-03-30
CIK 105418

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-K
             Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

For the fiscal year ended December 30, 2000    Commission file number 1-5039

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $892,986,000. Shares of common stock outstanding as of March 1, 2001 - 41,688,157.

The index to Exhibits is located in Part IV, Item 14(c).

DOCUMENTS INCORPORATED BY REFERENCE: None

                                 WEIS MARKETS, INC.

                                      PART I

Item 1.        Business:

(a) Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2000.

(b) The principal business activity that the company has been engaged in for the last five fiscal years is the retail sale of food.

(c)(1)(i) The company operates 133 retail food markets in Pennsylvania, 22 in Maryland, 3 in New Jersey, 3 in New York, 1 in Virginia, and 1 in West Virginia. The stores trade under the name Weis Markets, except for 19 Pennsylvania stores which trade as Mr. Z's Food Mart, 6 Pennsylvania stores that trade as King's Supermarkets, 3 Pennsylvania stores which trade as Save-A-Lot, 3 Pennsylvania stores which trade as Scot's Lo Cost and 1 Pennsylvania store which trades as Cressler's Marketplace.
               During the past fiscal year, 9 new stores were opened, 4 of which were replacements for 5 older units. Four additional stores were closed for financial reasons. SuperPetz, a pet supply chain, operated 2 stores in Alabama, 1 store in Georgia, 1 store in Indiana, 1 store in Kentucky, 1 store in Maryland, 2 stores in Michigan, 8 stores in Ohio, 7 stores in Pennsylvania, 6 stores in South Carolina, and 4 stores in Tennessee. One SuperPetz store was closed for financial reasons. The company supplies its retail stores from distribution centers in Sunbury, Northumberland, and Milton, Pennsylvania. The percentage of net sales contributed by each class of similar products for each of the five fiscal years ended December 30, 2000 was:

               Year   Grocery   Meat    Produce   Pharmacy  Pet Supply  Other
               1996    56.77    13.87    10.80      4.67      4.17       9.72
               1997    56.00    13.84    11.06      5.25      4.43       9.42
               1998    55.63    13.74    11.60      5.94      4.01       9.08
               1999    55.56    13.88    11.97      6.62      3.27       8.70
               2000    57.13    15.09    12.65      7.75      3.15       4.23

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

(c)(1)(xiii)   The company has approximately 20,700 employees.

Item 2.        Properties:

               The company owns and operates 81 of its retail food stores, and leases and operates 82 stores under operating leases for varying periods of time up to the year 2024. SuperPetz leases all 33 of its retail store locations. The company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land which are available as locations for possible future stores or other expansion.

                                      WEIS MARKETS, INC.

               The company owns and operates one warehouse in Milton, Pennsylvania of approximately 1,109,000 square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet. The company also owns one warehouse in Sunbury, Pennsylvania totaling approximately 551,000 square feet of which 290,000 is sublet. The company operates an ice cream plant, meat processing plant and milk processing plant in the remaining 261,000 square feet at its Sunbury location.

Item 3.        Legal Proceedings:

               Neither the company nor any subsidiary is presently a party to, nor is any of their property subject to, any material pending legal proceedings, other than routine litigation incidental to the business. In the fourth quarter of fiscal 2000, a jury determined that the company breached its lease related to the company's failure to conduct business as a supermarket at one location and awarded PVC Realty, a Pennsylvania Limited Liability Partnership, $6.5 million for lost profits and $15 million for punitive damages. The company settled this litigation with the plaintiff in late January 2001 and accrued a $4.9 million expense in the fourth quarter of 2000.

Item 4.        Submission of Matters to a Vote of Security Holders:

               There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                           PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters:

               The trading symbol for the company's common stock on the NYSE is "WMK." The approximate number of shareholders including individual participants in security positions listings on December 30, 2000 as provided by the company's transfer agent was 5,951. The following table sets forth, for the periods indicated, the high and low sale prices for the company's common stock as reported by NYSE and the dividends paid per share.

                     Stock Prices and Dividend Information by Quarter

                           2000                                1999
________________________________________________________________________________
          4th      3rd      2nd      1st      4th      3rd      2nd      1st
________________________________________________________________________________
Stock Prices
  High  42 3/4  37 1/8   35 13/16  45 1/4   43 3/8     40     38 7/8    40 1/4
  Low   34 5/16 32 7/16  32        34 3/16  33         33 5/8 32 7/8    35 5/8
Dividends
Per Share  .27     .27      .26       .26      .26        .26    .25       .25

Item 6.       Selected Financial Data:

              The following selected historical financial information has been derived from the company's audited consolidated financial statements. This information should be read in connection with the company's Consolidated Financial Statements and the Notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in Item 7.

                                          WEIS MARKETS, INC.
                                     Five Year Review of Operations

                               53 Weeks        52 Weeks        52 Weeks        52 Weeks        52 Weeks
(dollars in thousands,          Ended           Ended           Ended           Ended           Ended
(except per share amounts)  Dec. 30, 2000   Dec. 25, 1999   Dec. 26, 1998   Dec. 27, 1997   Dec. 28, 1996
_________________________________________________________________________________________________________
Net sales                   $   2,060,976   $   2,004,947   $   1,867,492   $   1,818,816   $   1,753,246
Costs and expenses              1,980,893       1,911,912       1,791,066       1,733,686       1,662,620
_________________________________________________________________________________________________________

Income from operations             80,083          93,035          76,426          85,130          90,626
Other income, net                  36,729          30,980          58,072          33,452          30,083
_________________________________________________________________________________________________________

Income before provision
 for income taxes                 116,812         124,015         134,498         118,582         120,709
Provision for income taxes         42,989          44,290          50,815          40,388          41,854
_________________________________________________________________________________________________________

Net income                         73,823          79,725          83,683          78,194          78,855
Retained earnings,
 beginning of year              1,040,354       1,003,170         960,419         921,572         879,916
_________________________________________________________________________________________________________
                                1,114,177       1,082,895       1,044,102         999,766         958,771
Cash dividends                     44,191          42,541          40,932          39,347          37,199
_________________________________________________________________________________________________________
Retained earnings,
 end of year                $   1,069,986   $   1,040,354  $    1,003,170   $     960,419   $     921,572
=========================================================================================================
Weighted-average shares
 outstanding                   41,695,347      41,718,188      41,775,991      41,842,583      42,280,352
=========================================================================================================
Cash dividends
 per share                  $        1.06   $        1.02  $          .98   $         .94   $         .88
=========================================================================================================
Basic and diluted
 earnings per share         $        1.77   $        1.91  $         2.00   $        1.87   $        1.87
=========================================================================================================
Working capital             $     496,906   $     481,728  $      489,475   $     471,562   $     463,255
Total assets                $   1,085,904   $   1,058,221  $    1,029,202   $     971,752   $     966,312
Shareholders' equity        $     947,886   $     918,477  $      890,641   $     847,333   $     818,527
Number of grocery stores              163             163             158             154             155
Number of pet supply stores            33              34              36              43              43

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

      Total sales for fiscal 2000, a 53-week year, rose 2.8% to $2.061 billion, an increase of $56.0 million over 1999. Company sales in 1999 totaled $2.005 billion, a 7.4% increase over 1998 sales of $1.867 billion. Sales generated from units open a full year (identical store sales), in 2000, 1999 and 1998 increased 2.5%, 4.0% and 1.5%, respectively. Excluding the effect of the one additional week in the current year, identical store sales increased .4%. Management attributes the relatively flat store sales performance to a soft sales environment in its markets, a higher level of competitive activity and delays in some new store openings, remodels and expansions.

      Early in the second quarter, the company sold Weis Food Service
(WFS), its regional food service division. In recent years, the company has strongly focused its attention on the growth of its core operations, the retail food business. As part of this focus, senior management moved to sell WFS after concluding its supermarket and food service divisions had evolved into businesses with separate distribution, marketing and operational requirements. Excluding sales generated from the WFS division, the company's year to date sales results from ongoing operations grew 8.0% in fiscal 2000.

     The cost of goods sold in 2000 increased 1.5% to $1.518 billion as the result of the increase in sales volume. Gross profit realized on total sales in 2000 increased by $34.3 million, or 6.7%, to $542.9 million compared to 1999 and by $37.9 million or 8.0% in 1999 compared to 1998. Gross profit as a percentage of sales remained relatively consistent at 25.4% and 25.2% in 1999 and 1998, respectively, increasing slightly to 26.3% in 2000. The sales mix in the food service division with its lower gross profits slightly decreased the company's overall gross profit percentage in prior years. The impact on sales from food price inflation has remained negligible for the last several years. Adjustments to LIFO inventory reserves have also been minimal over the past three years increasing earnings $591,000 in 2000, $612,000 in 1999 and decreasing earnings $84,000 in 1998.

                            WEIS MARKETS, INC.

      Operating, general and administrative expenses as a percentage of sales increased 1.7% in 2000 compared to 1999. Total operating expenses of $462.8 million or 22.4% of sales, compares to 20.7% in 1999 and 21.1% in 1998. A substantial portion of the $47.2 million increase in operating expenses in 2000 is due to higher sales volume although several unusual events also affected operating expenses in the current year. Employee labor and benefit costs over the past two years have disproportionately affected net income, increasing 6.9% in 2000 and 9.4% in 1999, due to a tight employment market, higher health insurance costs and the need for additional employees in newer units, which are larger and have more service departments. The company remained aggressive with its advertising and special promotion spending, which increased $6.7 million over the prior year. Fixed occupancy costs increased $7.7 million or 8.8% because the company's capital expenditure program has continued at an ambitious pace compared to the industry average over the last several years. Following the sale of the food service division, the company wrote off $314,000 in goodwill from prior food service acquisitions and increased its reserve for bad debts by $2.7 million for the remaining customer receivable accounts. The company also recorded a litigation settlement of $4.9 million and spent $3.8 million in expenses related to the company's ongoing examination of various options for increasing shareholder value.

      In addition to rising labor costs in 1998, company management determined that certain intangible assets exceeded future benefits and reduced the carrying amount of these assets $2.8 million to their fair value during that year. Management also accrued $5.6 million for exit costs associated with the closing of several under-performing SuperPetz stores.

      In 2000, the company realized $18.6 million in investment income, a $1.3 million decrease from 1999. The company realized gains on the sale of marketable securities of $1.3 million in 2000, $3.5 million in 1999 and $30.4 million in 1998. The company's investment portfolio consists of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, U.S. Government federal agency notes, equity securities and other short-term investments. It is management's intent to maintain a liquid portfolio to take advantage of acquisitions and other investment opportunities. Therefore, all securities are classified as available-for-sale on the consolidated balance sheets.

      Other income in 2000 of $18.2 million or .9% of sales, increased $7.1 million compared to 1999. This increase includes $5.8 million realized from the sale of the company's food service division in the second quarter of the year. Other income as a percentage of sales was consistent in 1999 and 1998. The company's other income is generated from rental income, coupon-handling fees, cardboard salvage and gains on sales of fixed assets.

      The company's effective tax rate was 36.8% in 2000, 35.7% in 1999 and 37.8% in 1998. The tax rate increased in the current year as the company decreased its position in Pennsylvania tax-free municipal bonds and invested in U.S. Government federal agency notes, which are federally taxable. The higher tax rate in 1998 was due to the substantial increase in taxable investment income in that year.

      Net income in 2000 was $73.8 million or 3.6% of sales compared with $79.7 million or 4.0% of sales in 1999 and $83.7 million or 4.5% of sales in 1998. Basic and diluted earnings per share of $1.77 in 2000 compared to $1.91 in 1999 and $2.00 in 1998. Several unusual items notably affected net income and the basic and diluted earnings per share in all three years. In 2000, the company accrued $4.9 million for a litigation settlement and spent $3.8 million in expenses related to the company's ongoing examination of various options for increasing shareholder value. In 1999, the company realized a pre-tax gain of $3.4 million from the sale of an investment in a privately held company. In 1998, the company reported a pre-tax gain of $30.4 million generated from the sale of two marketable securities and accrued for a pre-tax expense of $5.6 million associated with exit costs for several under-performing SuperPetz units. Excluding these unusual charges and credits, the earnings generated by WFS and the gain from its sale, earnings increased 1.3% in 2000 and 13.5% in 1999. Using these same adjustments, basic and diluted earnings per share would have been $1.86 in 2000 compared to $1.84 in 1999 and $1.61 in 1998.

      As of the end of the fiscal year, Weis Markets, Inc. operated 163 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

                         WEIS MARKETS, INC.

Liquidity and Capital Resources

      Net cash provided by operating activities during 2000 was $125.6 million compared with $111.9 million in 1999 and $115.6 million in 1998. Depreciation continues to increase in conjunction with the company's aggressive capital expenditure program embarked upon in 1995. As a percentage of sales, capital expenditures of 3.4%, 4.3% and 4.3% in 2000, 1999 and 1998, respectively, have outpaced the 2.9% industry average.
In 1998, the company sold its interest in AquaPenn Spring Water Co., Inc. during that company's initial public offering (NYSE: APN) and its interest in Giant Food Inc. (AMEX GFSa) in a tender offer by Koninklijke Ahold
N.V. (NYSE: AHO). Consequently, the company realized capital gains of $30.4 million from these transactions. Accounts receivable decreased after the sale of the company's food service division in early 2000. Working capital increased 3.2% in 2000, decreased 1.6% in 1999 and increased 3.8% in 1998.

      Net cash used in investing activities during 2000 was $82.4 million compared to $70.0 million in 1999 and $69.7 million in 1998. Property and equipment purchases during fiscal 2000 totaled $56.3 million compared to $86.7 million in 1999 and $77.0 million in 1998. Intangible and other assets increased $13.4 million in 2000 and $3.6 million in 1998 with various grocery store acquisitions. Proceeds from the sale and maturity of marketable securities in each of the past three years were used for the purchase of new securities and the purchase of property and equipment. Management anticipates the continued use of the company's cash for acquisitions, the construction of new superstores, the expansion and remodeling of existing stores, the securing of sites for future expansion, new technology purchases and the upgrading of its processing and distribution facilities. In addition, the company continues to work with its financial advisor, Morgan Stanley Dean Witter, to develop proposals to enhance shareholder value and address issues concerning the company's strategic direction. Some of these proposals may require the use of some or all of the company's cash resources and or the incurrence of indebtedness.

      Net cash used in financing activities during 2000 was $44.4 million compared to $44.8 million in 1999 and $41.5 million in 1998. Treasury stock purchases in the last three years were minimal. The Board of Directors' 1996 resolution authorizing the purchase of 1,000,000 shares of treasury stock has a remaining balance of 573,385 shares. Total cash dividend payments on common stock amounted to $1.06 per share in 2000 compared to $1.02 per share in 1999 and $.98 in 1998.

      In 2000, the company funded its working capital requirements through internally generated cash flows from operations, as it has done in prior years. Company management estimates that its current development plans will require an investment of approximately $95.2 million over the next eighteen months. The financial and liquidity position of the company, combined with its historical insurance loss experience rates, has allowed it to carry higher deductible and retention levels on its employee and business insurance coverage. The company plans to maintain these higher exposure levels, thus benefiting from reduced premium expenses. The company has significant liquid assets, no debt financing and has historically displayed an ability to generate working capital internally to fund growth. It is not expected that any type of external financing will be needed for these activities in the coming year.

      The company's earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to investments. The company's marketable securities consist of Pennsylvania tax-free state and municipal bonds, U.S. Government federal agency notes, U.S. Treasury securities, equity securities and other short-term investments that are classified as available-for-sale. By their nature, these financial instruments inherently expose the holders to market risk. The extent of the company's interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the company believes that its exposure in this area is not material. Under its current policies, the company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations. In addition, the company's principal investment strategy of obtaining marketable securities with maturity dates between one and five years helps minimize market risk and maintains a balance between risk and return. The equity securities owned by the company consist primarily of stock held in large capitalized companies trading on public security exchange markets. Weis Markets' management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure in Item 7A.

                           WEIS MARKETS, INC.

Forward-Looking Statements

      In addition to historical information, this Form 10-K may contain forward-looking statements. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the retail industry; the regulatory environment; rapidly changing technology and competitive factors, including increased competition with regional and national retailers; and price pressures. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the company files periodically with the Securities and Exchange Commission.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk:

      Quantitative Disclosures about Market Risk is presented in tabular format below. Qualitative disclosures about market risk is discussed within the "Liquidity and Capital Resources" section of Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                    Quantitative Disclosures About Market Risk

(dollars in thousands)                                      Expected Maturity Dates                            Fair Value
December 30, 2000                   2001        2002       2003       2004      2005    Thereafter     Total  Dec. 30, 2000
___________________________________________________________________________________________________________________________
Rate sensitive assets:
Fixed interest rate securities  $  301,531 $   29,675 $   20,920 $   13,850 $   25,820       -     $  391,796 $  392,405
 Average interest rate               4.29%      4.30%      4.30%      4.33%      4.43%                  4.31%
Variable interest rate
 securities                     $   1,446         -          -          -          -         -     $    1,446 $    1,446
 Average interest rate              4.00%         -          -          -          -         -          4.00%

(dollars in thousands)                                      Expected Maturity Dates                            Fair Value
December 25, 1999                   2000        2001       2002       2003      2004    Thereafter    Total   Dec. 25, 1999
___________________________________________________________________________________________________________________________

Rate sensitive assets:
Fixed interest rate securities  $   95,389 $  110,263 $   47,616 $   28,325 $   25,815  $   34,739 $  342,147 $  350,204
 Average interest rate               4.43%      4.42%      4.38%      4.38%      4.43%       4.47%      4.42%
Variable interest rate
 securities                     $   12,317        -          -          -          -    $    1,000 $   13,317 $   13,317
 Average interest rate               2.68%        -          -          -          -         3.48%      2.74%

Other relevant market risks:
The company's equity securities at December 25, 1999 had a cost basis of $5,262,000 and a market value of $21,142,000. The dividend yield realized on these equity investments was 1.59% in 1999. The company's equity securities at December 30, 2000 had a cost basis of $3,131,000 and a market value of $16,367,000. The dividend yield realized on these equity investments was 2.52% in 2000. Market risk, as it relates to equities owned by the company, is discussed within the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations contained within Item 7.

                                  WEIS MARKETS, INC.

Item 8. Financial Statements and Supplementary Data:

                              Consolidated Balance Sheets

(dollars in thousands)
December 30, 2000 and December 25, 1999           2000              1999
___________________________________________________________________________
Assets
Current:
  Cash                                       $        3,389  $        4,552
  Marketable securities                             410,218         384,663
  Accounts receivable, net                           25,080          34,737
  Inventories                                       168,541         167,146
  Prepaid expenses                                    6,821           5,672
  Income taxes recoverable                            3,144           4,338
  Deferred income taxes                                -              1,460
___________________________________________________________________________

  Total current assets                              617,193         602,568
___________________________________________________________________________

Property and equipment, net                         441,819         439,418
Intangible and other assets, net                     26,892          16,235
___________________________________________________________________________

                                             $    1,085,904  $    1,058,221
===========================================================================


Liabilities
Current:
 Accounts payable                            $       78,162  $       82,742
 Accrued expenses                                    18,360          16,283
 Accrued self-insurance                              12,959          13,255
 Payable to employee benefit plans                    8,663           8,560
 Deferred income taxes                                2,143             -
___________________________________________________________________________

  Total current liabilities                         120,287         120,840
___________________________________________________________________________

Deferred income taxes                                17,731          18,904
___________________________________________________________________________

Shareholders' Equity
Common stock, no par value,
 100,800,000 shares authorized,
 47,453,979 and 47,452,729 shares
 issued, respectively                                 7,594           7,559
Retained earnings                                 1,069,986       1,040,354
Accumulated other comprehensive income
(Net of deferred taxes of $5,166 in
 2000 and $5,208 in 1999)                             7,284           7,343
___________________________________________________________________________
                                                  1,084,864       1,055,256
Treasury stock at cost, 5,766,122
 and 5,760,854 shares, respectively                (136,978)       (136,779)
___________________________________________________________________________

  Total shareholders' equity                        947,886         918,477
___________________________________________________________________________
                                             $    1,085,904  $    1,058,221
===========================================================================

See accompanying notes to consolidated financial statements.

                                 WEIS MARKETS, INC.

                         Consolidated Statements of Income

(dollars in thousands,
 except per share amounts)
For the Fiscal Years Ended
 December 30, 2000, December
 25, 1999 and December 26, 1998         2000          1999         1998
__________________________________________________________________________
Net sales                        $   2,060,976 $   2,004,947 $   1,867,492
Cost of sales, including
 warehousing and distribution
 expenses                            1,518,113     1,496,375     1,396,795
__________________________________________________________________________
  Gross profit on sales                542,863       508,572       470,697
Operating, general and
 administrative expenses               462,780       415,537       394,271
__________________________________________________________________________
  Income from operations                80,083        93,035        76,426
Investment income                       18,557        19,892        47,388
Other income                            18,172        11,088        10,684
__________________________________________________________________________
  Income before provision
   for income taxes                    116,812       124,015       134,498
Provision for income taxes              42,989        44,290        50,815
__________________________________________________________________________
  Net income                     $      73,823 $      79,725  $     83,683
==========================================================================
Weighted-average
 shares outstanding                 41,695,347    41,718,188    41,775,991
Cash dividends per share         $        1.06 $        1.02  $        .98
Basic and diluted earnings
 per share                       $        1.77 $        1.91  $       2.00
==========================================================================
See accompanying notes to consolidated financial statements.

                                WEIS MARKETS, INC.

                 Consolidated Statements of Shareholders' Equity

(dollars in thousands)                                                          Accumulated
For the Fiscal Years                                                               Other                       Total
Ended December 30, 2000,                               Common       Retained   Comprehensive    Treasury    Shareholders'
December 25, 1999 and                                   Stock       Earnings       Income        Stock         Equity
December 26, 1998
Balance at December 27, 1997                        $    7,420    $   960,419  $   13,278    $ (133,784)    $  847,333
 Net income                                                -           83,683         -             -           83,683
 Other comprehensive income                                -              -         1,158           -            1,158
                                                                                                               _______
  Comprehensive income                                                                                          84,841
                                                                                                               _______
 Shares issued for options (2,000 shares)                   51            -           -             -               51
 Treasury stock purchased (18,263 shares)                  -              -           -            (652)          (652)
 Dividends paid                                            -          (40,932)        -             -          (40,932)
______________________________________________________________________________________________________________________
Balance at December 26, 1998                             7,471      1,003,170      14,436      (134,436)       890,641
 Net income                                                -           79,725         -             -           79,725
 Other comprehensive income                                -              -        (7,093)          -           (7,093)
                                                                                                               _______
  Comprehensive income                                                                                          72,632
                                                                                                               _______
 Shares issued for options (3,300 shares)                   88            -           -             -               88
 Treasury stock purchased (67,269 shares)                  -              -           -          (2,343)        (2,343)
 Dividends paid                                            -          (42,541)        -             -          (42,541)
______________________________________________________________________________________________________________________
Balance at December 25, 1999                             7,559      1,040,354       7,343      (136,779)       918,477
 Net income                                                -           73,823         -             -           73,823
 Other comprehensive income                                -              -           (59)          -              (59)
                                                                                                               _______
  Comprehensive income                                                                                          73,764
                                                                                                               _______
 Shares issued for options (1,250 shares)                   35            -           -             -               35
 Treasury stock purchased (5,268 shares)                   -              -           -            (199)          (199)
 Dividends paid                                            -          (44,191)        -             -          (44,191)
______________________________________________________________________________________________________________________
Balance at December 30, 2000                        $    7,594    $ 1,069,986  $    7,284    $ (136,978)    $  947,886
======================================================================================================================

See accompanying notes to consolidated financial statements.

                                       WEIS MARKETS, INC.

                              Consolidated Statements of Cash Flows

(dollars in thousands)
For the Fiscal Years Ended
December 30, 2000, December
25, 1999 and December 26, 1998               2000          1999          1998
______________________________________________________________________________
Cash flows from operating activities:
 Net income                             $   73,823    $   79,725    $   83,683
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
   Depreciation                             44,169        41,097        38,769
   Amortization                              6,682         5,179         7,547
  (Gain) loss on sale of fixed assets       (5,913)         (525)        1,136
   Gain on sale of other assets                -          (3,413)          -
   Gain on sale of marketable securities    (1,279)         (123)      (30,394)
   Changes in operating assets
    and liabilities:
   (Increase) decrease in inventories       (1,395)       (8,208)        2,887
   (Increase) decrease in accounts receivable
     and prepaid expenses                    8,508        (2,695)         (956)
   (Increase) decrease in income
     taxes recoverable                       1,194        (4,338)          -
    Increase (decrease) in accounts payable
     and other liabilities                  (2,696)       11,399        11,351
    Increase (decrease) in income
     taxes payable                             -          (6,421)        2,452
    Increase (decrease) in
     deferred income taxes                   2,472           209          (916)
______________________________________________________________________________
    Net cash provided by
     operating activities                  125,565       111,886       115,559
______________________________________________________________________________

Cash flows from investing activities:
 Purchase of property and equipment        (56,331)      (86,660)      (76,964)
 Proceeds from the sale of property
  and equipment                             11,714         1,641           433
 Proceeds from the sale of other assets        -           8,012           -
 Purchase of marketable securities        (259,574)      (62,565)     (134,380)
 Proceeds from maturities of
  marketable securities                    108,154        69,479       100,503
 Proceeds from sale of
  marketable securities                    127,043           125        44,326
 Increase in intangible
  and other assets                         (13,379)          -          (3,647)
______________________________________________________________________________
    Net cash used in investing activities  (82,373)      (69,968)      (69,729)
______________________________________________________________________________

Cash flows from financing activities:
 Proceeds from issuance of common stock         35            88            51
 Dividends paid                            (44,191)      (42,541)      (40,932)
 Purchase of treasury stock                   (199)       (2,343)         (652)
______________________________________________________________________________
    Net cash used in financing activities  (44,355)      (44,796)      (41,533)
______________________________________________________________________________
Net increase (decrease) in cash             (1,163)       (2,878)        4,297
Cash at beginning of year                    4,552         7,430         3,133
______________________________________________________________________________
Cash at end of year                     $    3,389    $    4,552    $    7,430
==============================================================================

See accompanying notes to consolidated financial statements.

                                 WEIS MARKETS, INC.

                     Notes to Consolidated Financial Statements

Note 1   Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the company's consolidated financial statements:

(a)  Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2000.

(b)  Definition of Fiscal Year
The company's fiscal year ends on the last Saturday in December. Fiscal 2000, 1999 and 1998 were comprised of 53 weeks, 52 weeks and 52 weeks, respectively.

(c)  Principles of Consolidation
The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(d)  Marketable Securities
Marketable securities consist of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, U.S. Government federal agency notes, equity securities and other short-term investments. By policy, the company invests primarily in high-grade marketable securities. The company classifies all of its marketable securities as available-for-sale.

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

                            WEIS MARKETS, INC.

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

(i)  Incentive Plans
The company has elected to follow the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (Statement No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. The effect of applying Statement No. 123's fair value method to the company's stock-based awards results in pro-forma net income and earnings per share that are not materially different from amounts reported.

(j)  Income Taxes
Under the asset and liability method of the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No.
109), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(k)  Revenue Recognition
Revenues from the sale of products to the company's customers are recognized at the point of sale.

(l)  Advertising Costs
The company expenses advertising costs as incurred. The company recorded advertising expense of $25.4 million in 2000, $22.9 million in 1999 and $22.3 million in 1998.

(m)  Earnings Per Share
Basic and diluted earnings per share are the same amounts for all periods presented.

(n)  Use of Estimates
Management of the company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(o)  Reclassifications
Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the current year presentation.

                           WEIS MARKETS, INC.

Note  2   Marketable Securities
Marketable securities, as of December 30, 2000 and December 25, 1999, consisted of:

                                          Gross     Gross
                                       Unrealized Unrealized
(dollars in thousands)      Amortized    Holding   Holding         Fair
December 30, 2000             Cost        Gains     Losses        Value
_________________________________________________________________________
Available-for-sale:
     Pennsylvania state and
       municipal bonds     $ 145,075   $      90  $    884      $ 144,281
     U.S. Treasury
       securities              1,022           8       -            1,030
     U.S. Government
       federal agency notes  247,094         -         -          247,094
    Equity securities          3,131      13,236       -           16,367
    Other short-term
       investments             1,446         -         -            1,446
_________________________________________________________________________
                           $ 397,768   $  13,334  $    884      $ 410,218
==========================================================================

                                          Gross     Gross
                                       Unrealized Unrealized
(dollars in thousands)      Amortized    Holding   Holding         Fair
December 25, 1999             Cost        Gains     Losses        Value
_________________________________________________________________________
Available-for-sale:
     Pennsylvania state and
       municipal bonds     $ 353,511   $     140  $  3,448      $ 350,203
     U.S. Treasury
       securities              1,022         -          21          1,001
     Equity securities         5,262      15,950        70         21,142
     Other short-term
      investments             12,317         -         -           12,317
_________________________________________________________________________
                           $ 372,112   $  16,090  $  3,539      $ 384,663
=========================================================================

Maturities of marketable securities classified as available-for-sale at December 30, 2000, were as follows:

                                                Amortized          Fair
(dollars in thousands)                             Cost           Value
_________________________________________________________________________
Available-for-sale:
Due within one year                            $  301,464      $  301,465
Due after one year through five years              93,173          92,386
Equity securities                                   3,131          16,367
_________________________________________________________________________
                                               $  397,768      $  410,218
=========================================================================

See additional disclosures regarding marketable securities in notes
1(d) and 11.

Note  3   Inventories
Merchandise inventories, as of December 30, 2000 and December 25, 1999, were valued as follows:

(dollars in thousands)                2000                     1999
_____________________________________________________________________
LIFO                              $  135,632               $  128,237
Average cost                          32,909                   38,909
_____________________________________________________________________
                                  $  168,541               $  167,146
=====================================================================

      If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $42,908,000 and $43,499,000 higher than as reported on the above methods as of December 30, 2000 and December 25, 1999, respectively.

                             WEIS MARKETS, INC.

      Although management believes the use of the LIFO method for valuing certain inventories (as set forth above) represents the most appropriate matching of costs and revenues in the company's circumstances, the following summary of net income and per share amounts based on the use of the average cost method for valuing all inventories is presented for comparative purposes.

(dollars in thousands,
 except per share amounts)       2000           1999          1998
____________________________________________________________________
Net income                  $   73,477     $   79,368     $   83,732
Basic and diluted
 earnings per share         $     1.76     $     1.90     $     2.00
====================================================================

Note  4   Property and Equipment
Property and equipment, as of December 30, 2000 and December 25, 1999, consisted of:

                                Useful Life
(dollars in thousands)           (in years)        2000         1999
______________________________________________________________________
Land                                          $   63,341    $   63,732
Buildings and improvements         10-60         312,462       310,137
Equipment                           3-12         462,079       441,771
Leasehold improvements              5-20          97,310        81,133
______________________________________________________________________
   Total, at cost                                935,192       896,773
Less accumulated depreciation
 and amortization                                493,373       457,355
______________________________________________________________________
                                              $  441,819    $  439,418
======================================================================

Note 5   Lease Commitments
At December 30, 2000, the company leased approximately 59% of its open store facilities under operating leases that expire at various dates up to 2024. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the company may extend the lease terms from 5 to 20 years.

      Rent expense on all leases consisted of:

(dollars in thousands)          2000             1999            1998
______________________________________________________________________
Minimum annual rentals     $   27,685       $   25,794      $   24,294
Contingent rentals                297              286             245
______________________________________________________________________
                           $   27,982       $   26,080      $   24,539
======================================================================

      The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 30, 2000.

(dollars in thousands)
_____________________________________________________________________
2001                                                       $   29,550
2002                                                           28,439
2003                                                           27,534
2004                                                           26,109
2005                                                           23,040
Thereafter                                                    171,711
_____________________________________________________________________
                                                           $  306,383
=====================================================================

                            WEIS MARKETS, INC.

     The company has $1,545,000 accrued for future minimum rental payments due on previously closed stores, reduced by the estimated sub-rental income to be received. The future minimum rental payments required under operating leases for these locations are included in the above schedule.

      As of December 30, 2000, the future minimum rentals to be received under non-cancelable leases and subleases were $6,195,000.

Note  6   Retirement Plans
The company has a contributory retirement savings plan (401(k)) covering substantially all full-time employees, a noncontributory profit-sharing plan covering eligible employees, a noncontributory employee stock bonus plan covering eligible employees and two supplemental retirement plans covering certain officers of the company. An eligible employee as defined in the Weis Markets, Inc. Profit Sharing Plan includes salaried employees, store management and administrative support personnel. The company's policy is to fund 401(k), profit-sharing and stock bonus costs accrued, but not supplemental retirement costs. Contributions to the 401(k) plan, the profit-sharing plan and the stock bonus plan are made at the sole discretion of the company.

      The company's supplemental retirement plans provide for the payment of specific amounts of annual retirement benefits to the officers or to their beneficiaries over an actuarially computed normal life expectancy. The actuarial present value of accumulated benefits amounted to $7,536,000 and $7,197,000 at December 30, 2000 and December 25, 1999, respectively. Plan costs are based upon the deferral of retirement rather than upon future service and all benefits are fully vested.

      Retirement plan costs amounted to:

(dollars in thousands)                 2000          1999          1998
________________________________________________________________________
Pension plan                       $    -        $    -          $  (329)
Retirement savings plan                 945           907            899
Profit-sharing plan                     850           850            815
Employee stock bonus plan                40            40             40
Supplemental retirement plans           617           600            655
________________________________________________________________________
                                   $  2,452      $  2,397        $ 2,080
========================================================================

      The company has no other post-retirement benefit plans.

                          WEIS MARKETS, INC.

Note 7   Incentive Plans
(a)  Stock Option Plan
The company has an incentive stock option plan for officers and other key employees under which 196,789 shares of common stock are reserved for issuance at December 30, 2000. Under the terms of the plan, option prices are 100% of the "fair market value" of the shares on the date granted. Options granted are immediately exercisable and expire ten years after date of grant.

      Changes during the three years ended December 30, 2000, in options outstanding under the plan were as follows:

                                            Weighted-Average        Shares
                                             Exercise Price      Under Option
_____________________________________________________________________________
Balance, December 27, 1997                       $29.82             46,590
 Granted                                         $34.31             15,478
 Exercised                                       $25.44             (2,000)
 Forfeited                                       $29.03               (450)
_____________________________________________________________________________
Balance, December 26, 1998                       $31.14             59,618
 Granted                                         $37.53             41,761
 Exercised                                       $26.79             (3,300)
 Forfeited                                       $31.46            (12,359)
_____________________________________________________________________________
Balance, December 25, 1999                       $34.37             85,720
 Granted                                         $35.13             35,450
 Exercised                                       $27.30             (1,250)
 Forfeited                                       $33.53             (3,400)
_____________________________________________________________________________
Balance, December 30, 2000                       $34.70            116,520
=============================================================================

      Exercise prices for options outstanding as of December 30, 2000 ranged from $26.25 to $37.94. The weighted-average remaining contractual life of those options is 6.4 years. As of December 30, 2000, all options are exercisable.

(b)  Company Appreciation Plan
Under the company appreciation plan, officers and other employees are awarded rights equivalent to shares of company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the original date of issue is paid in cash to the participants.

      During 2000, 1999 and 1998, 56,750, 55,200 and 43,600 rights, respectively, were awarded under the program. In 2000, earnings were credited $95,000, while in 1999 and 1998, earnings were charged $295,000 and $152,000, respectively.

Note  8   Income Taxes
The provision for income taxes consists of:

(dollars in thousands)                 2000          1999          1998
________________________________________________________________________
Currently payable:
 Federal                          $   31,367    $   31,998    $   40,829
 State                                 9,150        12,083        13,450
Deferred:
 Federal                               2,151         1,546        (3,408)
 State                                   321        (1,337)          (56)
________________________________________________________________________
                                  $   42,989    $   44,290    $   50,815
========================================================================

                           WEIS MARKETS, INC.

      The following is a reconciliation between the applicable income tax expense and the amount of income taxes that would have been provided at the Federal statutory rate. The statutory rate was 35% in 2000, 1999 and 1998.

(dollars in thousands)                 2000          1999          1998
________________________________________________________________________
Tax at statutory rate             $   40,884    $   43,405    $   47,074
State income taxes, net
 of federal income tax benefit         5,204         7,282         8,951
Other - principally tax-exempt
 investment income                    (3,099)       (6,397)       (5,210)
________________________________________________________________________

Actual provision (effective
 tax rate 36.8%, 35.7% and
 37.8%, respectively)
                                  $   42,989    $   44,290    $   50,815
========================================================================

      Cash paid for income taxes was $39,729,000, $52,809,000 and $49,353,000 in 2000, 1999 and 1998, respectively.

      The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 30, 2000 and December 25, 1999, are presented below:

 (dollars in thousands)                       2000              1999
_____________________________________________________________________
Deferred tax assets:
 Accounts receivable                      $     858        $    1,236
 Compensated absences                           692               666
 Employee benefit plans                       4,606             3,726
 General liability insurance                  1,178             2,341
 Litigation settlement                        2,033               -
 Nondeductible accruals and other               306               633
_____________________________________________________________________
   Total deferred tax assets                  9,673             8,602
_____________________________________________________________________
Deferred tax liabilities:
 Inventories                                 (6,650)           (1,934)
 Unrealized gain on marketable securities    (5,166)           (5,208)
 Depreciation                               (17,731)          (18,904)
_____________________________________________________________________
   Total deferred tax liabilities           (29,547)          (26,046)
_____________________________________________________________________
  Net deferred tax liability              $ (19,874)       $  (17,444)
_____________________________________________________________________
Current deferred asset (liability) - net  $  (2,143)       $    1,460
Noncurrent deferred liability - net         (17,731)          (18,904)
_____________________________________________________________________
  Net deferred tax liability              $ (19,874)       $  (17,444)
=====================================================================

Note  9   Comprehensive Income

(dollars in thousands)                 2000          1999          1998
________________________________________________________________________
Net income                        $   73,823    $   79,725    $   83,683
Other comprehensive income
 by component, net of tax:
  Unrealized holding gains (losses)
   arising during period(Net of
   deferred taxes of $488, $(5,031)
   and $13,432, respectively)            690        (7,093)       18,942
  Reclassification adjustment for
   gains included in net income
   (Net of deferred taxes of $530,
   $0 and $12,610, respectively)        (749)          -         (17,784)
________________________________________________________________________
Other comprehensive income,
 net of tax                              (59)       (7,093)        1,158
________________________________________________________________________
Comprehensive income              $   73,764    $   72,632    $   84,841
========================================================================

                           WEIS MARKETS, INC.

Note 10   Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2000 and 1999 are as follows:

                                                                      Fourteen
(dollars in thousands,                                                 Weeks
except per share amounts)                Thirteen Weeks Ended          Ended
                        Mar. 25, '00   June 24, '00   Sep. 23, '00  Dec. 30, '00
________________________________________________________________________________
Net sales               $    519,750   $    508,957   $    485,875   $   546,394
Gross profit on sales        130,063        134,878        133,326       144,596
Net income                    17,878         21,658         19,103        15,184
Basic and diluted
 earnings per share              .43            .52            .46           .36

(dollars in thousands,
except per share amounts)                Thirteen Weeks Ended
                        Mar. 27, '99   June 26, '99   Sep. 25, '99  Dec. 25, '99
________________________________________________________________________________
Net sales               $    496,281   $    490,019   $    492,293   $   526,354
Gross profit on sales        125,190        124,516        128,992       129,874
Net income                    21,191         19,199         19,150        20,185
Basic and diluted
 earnings per share              .51            .46            .46           .48

On October 19, 2000, a jury determined that the company breached its lease related to the company's failure to conduct business as a supermarket at one location and awarded PVC Realty, a Pennsylvania Limited Liability Partnership, $6.5 million for lost profits and $15 million for punitive damages. The company settled this litigation with the plaintiff and recorded a $4.9 million expense in the fourth quarter of 2000. The company also spent $1.2 million during the fourth quarter of 2000 related to the ongoing examination of various options for increasing shareholder value.

Note 11   Fair Value Information
The carrying amounts for cash, trade receivables and trade payables approximate fair value because of the short maturities of these instruments. The fair values of the company's marketable securities, as disclosed in Note 2, are based on quoted market prices.

Note 12   Acquisitions
On January 17, 2000 and January 31, 2000, the company acquired two stores located in central Pennsylvania and two stores in Maryland from Fleming Food Companies, Inc. On February 22, 1999, the company acquired four stores located in central Pennsylvania from Penn Traffic, Inc. On August 16, 1998, the company acquired one store, doing business as Cressler's Marketplace, located in Shippensburg, PA. These acquisitions were cash-only transactions accounted for by the purchase method. Goodwill arising from these transactions, which is not material, is being amortized over a 15-year period on a straight-line basis.

Note 13   Contingencies
The company is involved in various legal actions arising out of the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company's consolidated financial position, results of operations or liquidity.

                                    WEIS MARKETS, INC.

                              Report of Independent Auditors

The Board of Directors and Shareholders
Weis Markets, Inc.
Sunbury, Pennsylvania

      We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 30, 2000 and December 25, 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 30, 2000 and December 25, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.



Harrisburg, PA                                  /S/ Ernst & Young LLP
February 2, 2001

                              WEIS MARKETS, INC.

                                   PART III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

None.

Item 10.        Directors and Executive Officers of the Registrant:

      The following is a concise statement of information concerning directors of the company, together with certain other information with respect to such directors:

                                                                 Shares of Stock
                                                                       of the
                                 Period                               Company             Percent
                                  of            Principal        Beneficially Owned         of
Name                  Age     Directorship      Occupation        on Dec. 31, 2000         Class
_________________________________________________________________________________________________
Robert F. Weis         81           1947      Chairman of the         12,758,189             30.6
                                   to date   Board & Treasurer

Norman S. Rich         63           1991     President                    23,373               *
                                   to date

William R. Mills       44           1996     Vice President Finance        2,000               *
                                   to date        & Secretary

Jonathan H. Weis       33           1996      Vice President Property     88,559               *
                                   to date   Management and Development

Michael M. Apfelbaum   40           1996      Partner, Apfelbaum       3,806,476              9.1
                                   to date   Apfelbaum & Apfelbaum
Attorneys at Law

Joseph I. Goldstein    58           1995          Partner,                10,097               *
                                   to date   Crowell & Moring LLP
                                               Attorneys at Law

Jeffrey E. Perelman    51           2000     Chief Executive Officer       3,000               *
                                   to date    JEP Management, Inc.

Richard E. Shulman     61           1994         President                   229               *
                                   to date   Industry Systems
                                              Development Co.

All 16 Directors and
Officers as a Group                                                   16,717,106             40.1

* Owns less than 1% of class.

      Robert F. Weis. The company has employed Mr. Weis since 1946. Mr. Weis served as Vice President-Treasurer from 1961 through August of 1994 at which time he was appointed Co-Chairman & Treasurer. In January of 1995, Mr. Weis was appointed Chairman & Treasurer. Robert F. Weis is the father of Director, Jonathan H. Weis, and brother of Ellen W. P. Wasserman who is also a beneficial owner of more than 5% of the company's Common Stock. Mr. Weis has been a member of the Board of Directors since 1947. Mr. Weis also serves as a member of the Board of Trustees of the Sunbury Community Hospital.

                              WEIS MARKETS, INC.

      Norman S. Rich. The company has employed Mr. Rich since 1964. Mr. Rich served as Vice President-Store Operations from 1980 until April 1992, when he became Vice President-Secretary of the company. During the year 1994, Mr. Rich became President of the company. Mr. Rich has been a member of the Board of Directors since 1991. Mr. Rich also serves on the Board of Trustees of Evangelical Community Hospital and as a Director of the Food Marketing Institute.

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

     Joseph I. Goldstein. Mr. Goldstein is engaged in the private practice of law as a Partner with the firm of Crowell & Moring LLP, Washington, D.C. Prior to rejoining Crowell & Moring during January of 2001, Mr. Goldstein was a partner of Kirkpatrick and Lockhart LLP from October 1999 to January 2001. Mr. Goldstein was a Partner of Crowell & Moring from April 1995 to October 1999. Prior to joining Crowell & Moring in 1995, Mr. Goldstein was an Associate Director of the Division of Enforcement, United States Securities and Exchange Commission. Mr. Goldstein has been a member of the Board of Directors since 1995. Mr. Goldstein is married to Ellen Weis Goldstein, is the son-in-law of Janet C. Weis, brother-in-law of Susan Weis Mindel and brother-in-law of Nancy Weis Wender; each of whom are beneficial owners of more than 5% of the company's Common Stock.

     Jeffrey E. Perelman. Mr. Perelman serves as Chief Executive Officer of: DentalEZ Group, Columbia Dentoform, Schiller-Pfeiffer, Inc., Newton Tool & Mfg. Company, General Machine Corporation, United Ammunition Container,
JEP Management, Inc., Den-Tal-EZ Alabama, Inc. and Mantis Europe, Inc.
Mr. Perelman is also active in various philanthropic endeavors. Mr. Perelman has been a member of the Board of Directors since 2000.

     Richard E. Shulman. Mr. Shulman serves as President of Industry Systems Development, Co., a consulting firm. He has expertise in the business of supermarket chains, food wholesalers and technology companies. Mr. Shulman has been a member of the Board of Directors since 1994.

Item 11.        Executive Compensation:

       BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Executive Compensation Committee of the Board of Directors believes that the primary objective of the company's executive compensation policies should be to attract and retain qualified executives, which is critical to the on-going success of the company. The executive compensation program is based upon factors that are subjective in nature and are in the best interests of the company and ultimately the shareholders. The Committee's primary objective is achieved by providing appropriate compensation and incentives that are competitive with executives at selected peer companies of comparable size and position in the retail business, while keeping compensation in line with the financial objectives of the company. The Committee recognizes the fact that the company is engaged in a highly competitive industry and thus annually examines market compensation levels and trends in the labor market. The Committee has retained a consulting firm that specializes in executive compensation issues. Based upon their recommendations, the Committee is in the process of revising the company's compensation program.

                          WEIS MARKETS, INC.

      The Committee, through a review process with the President's written evaluation of executives other than the Chairman and the President, subjectively evaluates the performance of senior management. The reports include a review of each executive's performance for the most recent fiscal year. In addition, senior management is orally evaluated by the President as to their efforts and accomplishments throughout the period from information deemed relevant both internally and in light of the competitive position of the company in the industry. These evaluations include qualitative factors such as the individuals' decision-making responsibilities, the professional experience required to perform given tasks, and their leadership and team-building skills. Although executive compensation is not specifically related to corporate performance, the overall performance of the company is a consideration in determining executive compensation. The Chairman and President reported that the executives substantially met their objectives during the most recent fiscal year. The Committee determined the President's compensation based on subjective and qualitative considerations, which include the overall financial and operational success of the company and also approved the continuation of the Chairman's compensation.

      Employment and Severance Agreements. The Committee notes that the President and Vice President Finance & Secretary have employment agreements with the company. These agreements specify the terms of employment, including pay factors through the year 2004. In December 1999, the company entered into two year retention/severance agreements with the Vice President Private Label and nine other key company executives, excluding employee members of the Board. The agreements provide that employment shall be at will, but if employment is terminated without cause, or the officer resigns for good reason, the officer shall receive his remaining salary and all benefits payable under the agreement. The agreements include a covenant not to compete clause, which is limited by time and geography.


          Respectfully submitted by the Executive Compensation Committee,

          Richard E. Shulman, Committee Chairman
          Michael M. Apfelbaum
          Joseph I. Goldstein
          Jeffrey E. Perelman
          Jonathan H. Weis

      Executive Compensation - The following table sets forth, with respect to the last three completed fiscal years, the compensation of the current Chairman of the Board & Treasurer, the President of the company and the next three highest compensated executive officers of the company in 2000. The determination as to which executive officers to include in the table are based upon total annual salary and bonus exceeding $100,000 in the last completed fiscal year.

                                       SUMMARY COMPENSATION TABLE

                                                                              Long Term
                                                                            Compensation
                                                Annual Compensation             Awards
                                       ___________________________________   __________
                                                                             Securities
                                                              Other Annual   Underlying      All Other
 Name and Principal                     Salary       Bonus    Compensation    Options /     Compensation
     Position              Year         ($)          ($)         ($)          SARs (#)          ($)
_____________________________________________________________________________________________________________
Robert F. Weis             2000      500,000         --           --          -- /  --         4,591
  Chairman of the          1999      500,000         --           --          -- /  --         4,600
  Board & Treasurer        1998      500,000         --           --          -- /  --         4,821

Norman S. Rich             2000      450,000     6,750            --       20,000/10,000      35,651
President                  1999      410,000     6,150      25,781         27,211/10,000      36,127
                           1998      380,000     5,700      17,833          2,789/ 7,500      26,344

                               WEIS MARKETS, INC.

                                       SUMMARY COMPENSATION TABLE (continued)

                                                                              Long Term
                                                                            Compensation
                                                Annual Compensation             Awards
                                       ___________________________________   __________
                                                                             Securities
                                                              Other Annual   Underlying      All Other
 Name and Principal                     Salary       Bonus    Compensation    Options /     Compensation
     Position              Year         ($)          ($)         ($)          SARs (#)          ($)
_____________________________________________________________________________________________________________
William R. Mills           2000      198,000     2,970        --           3,000/ 3,500        13,126
  Vice President           1999      188,000     2,820      10,313         3,000/ 3,500        13,022
  Finance & Secretary      1998      175,500     2,633       8,917         2,000/ 3,000        13,235

Robert M. Chessen          2000      155,000     7,400        --             200/   500          --
  Vice President           1999         --         --         --            --  /  --            --
  Human Resources          1998         --         --         --            --  /  --            --

Walter B. Bruce            2000      133,000     1,995        --             300/ 1,500        12,031
  Vice President           1999      128,000     1,920       6,875           300/ 2,000        12,237
  Private Label            1998      122,583     1,839       6,242           300/ 2,000        12,217

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

     The following table contains all material information concerning stock options and stock appreciation rights granted to the named executives in the fiscal year ended December 30, 2000.

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                        Potential Realizable
                                                          Value at Assumed
                                                           Annual Rates of
                                                             Stock Price
                                                           Appreciation for
                          Individual Grants                  Option Terms
____________________________________________________________________________
                            % of Total
                Number of  Options/SARs
                Securities  Granted to  Exercise
                Underlying  Employees   or Base
               Options/SARs in Fiscal    Price  Expiration
Name             Granted(#)   Year     ($/Share)   Date     5% ($)   10% ($)
____________________________________________________________________________
Norman S. Rich     20,000/   56.4%/    35.1250  7/31/2010  441,799 1,119,604
                   10,000    17.6%     35.0000  8/01/2001   17,500    35,000

William R. Mills    3,000/   8.5%/     35.1250  7/31/2010   66,270   167,941
                    3,500    6.2%      35.0000  8/01/2001    6,125    12,250

                             WEIS MARKETS, INC.

                                                        Potential Realizable
                                                          Value at Assumed
                                                           Annual Rates of
                                                             Stock Price
                                                           Appreciation for
                          Individual Grants                  Option Terms
____________________________________________________________________________

                            % of Total
                Number of  Options/SARs
                Securities  Granted to  Exercise
                Underlying  Employees   or Base
               Options/SARs in Fiscal    Price  Expiration
Name             Granted(#)   Year     ($/Share)   Date     5% ($)   10% ($)
____________________________________________________________________________
Robert M. Chessen     200/    .6%/     35.1250  7/31/2010    4,418    11,196
                      500     .9%      35.0000  8/01/2001      875     1,750

Walter B. Bruce       300/    .8%/     35.1250  7/31/2010    6,627    16,794
                    1,500    2.6%      35.0000  8/01/2001    2,625     5,250

      The following table summarizes stock options and stock appreciation rights exercised during 2000 and presents the value of unexercised options and stock appreciation rights held by the named executives at fiscal year end. The closing price of the stock at the fiscal year end was $38.3125.

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION/SAR VALUES


                                                                      Number of
                                                                      Securities          Value of
                                                                      Underlying          Unexercised
                                                                      Unexercised         In-the-Money
                                                                      Options/SARs        Options/SARs
                                                                      at FY-End (#)       at FY-End ($)

                                    Shares Acquired    Value          Exercisable/        Exercisable/
Name                     Type       on Exercise (#)  Realized ($)     Unexercisable      Unexercisable
_______________________________________________________________________________________________________
Norman S. Rich          Options                -               -     60,570  /     0    187,866 /     0
                         SARs                  -               -          0  /10,000          0 /33,125

William R. Mills        Options                -               -     12,000  /     0     48,189 /     0
                         SARs                  -               -          0  / 3,500          0 /11,594

Robert M. Chessen       Options                -               -        200  /     0        638 /     0
                         SARs                  -               -          0  /   500          0 / 1,656

Walter B. Bruce         Options                -               -      1,200  /     0      3,900 /     0
                         SARs                  -               -          0  / 1,500          0 / 4,969

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

      Supplemental Retirement Plans. The company maintains a non-qualified supplemental retirement plan for certain of its officers. The benefits are determined through actuarial calculations dependent on the age of the recipient. The benefit payable on an annual basis to Robert F. Weis would be $494,335 if he had retired as of the date of this filing.

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

         COMPENSATION OF DIRECTORS AND COMMITTEES OF THE BOARD
      Standard Board Compensation Arrangements: With respect to fiscal 2000, all non-employee Directors received an annual retainer of $16,000, and an additional $1,000 for each regular meeting attended. The company's Board held four regular meetings and three special meetings during fiscal 2000. Messrs. Michael M. Apfelbaum, Joseph I. Goldstein and Richard E. Shulman attended all four of the regular meetings. Jeffrey E. Perelman joined the Board in June of 2000 and attended two regular meetings. All other directors attended the regular meetings without remuneration.

      The Audit Committee: The Audit Committee acts independently to review the scope and results of the independent auditors' engagement and reviews the adequacy of the company's internal audit and financial controls. The Committee is composed of independent directors for which information regarding the functions performed by the Committee, its membership is set forth in the "Report of the Audit Committee," to be included in the 2001 proxy filing. The Audit Committee is governed by a written charter approved by the Board of Directors.

      Each non-employee member of the Audit Committee receives $700 for each audit committee meeting attended. The 2000 Audit Committee of the Board of Directors was composed of Messrs. Michael M. Apfelbaum, Joseph I. Goldstein, Jeffrey E. Perelman and Richard E. Shulman. Mr. Apfelbaum served as Chairman of the Audit Committee. During fiscal 2000, Mr. Perelman attended two meetings and the other committee members attended all four meetings.

                          WEIS MARKETS, INC.

      The Compensation Committee: The Compensation Committee is responsible for developing policies and making recommendations about compensation of officers. The 2000 Compensation Committee of the Board of Directors was composed of Messrs. Michael M. Apfelbaum, Joseph I. Goldstein, Jeffrey E. Perelman, Richard E. Shulman and Jonathan H. Weis. Mr. Shulman served as Chairman of the Compensation Committee. Each non-employee Director of the Compensation Committee receives an annual retainer of $700 for their participation. The Compensation Committee held three meetings during the fiscal year.

      The Special Committee: The Special Committee was formed in fiscal 2000 by the Board of Directors to consider certain shareholder related proposals. The Committee consists of Jeffrey E. Perelman and Richard E. Shulman, both of whom are non-family affiliated and non-management directors and do not have personal involvement or a secondary interest in these proposals. The role of the Committee members includes making recommended changes to the proposals if warranted. The Committee has full authority to retain its own legal and financial counsel in order to reach a determination regarding the proposals. For their services, Messrs. Perelman and Shulman each received a flat fee of $20,000 for their participation.

       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The 2000 Compensation Committee of the Board of Directors was composed of Messrs. Michael M. Apfelbaum, Joseph I. Goldstein, Jeffrey E. Perelman, Richard E. Shulman and Jonathan H. Weis. Jonathan H. Weis is an officer of the company. Messrs. Apfelbaum, Goldstein, Perelman and Shulman were not officers or employees of the company or had any relationship with the company requiring disclosure under the Securities and Exchange Commission regulations.

                      SHAREHOLDER RETURN PERFORMANCE

      The following line graph compares the yearly percentage change in the cumulative total shareholder return on the company's Common Stock against the cumulative total return of the S&P Composite-500 Stock Index and the cumulative total return of a published group index for the Retail Grocery Stores Industry, (Peer Group), provided by Value Line, Inc., for the period of five fiscal years. The graph depicts $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in Weis Markets, Inc. common stock, S&P 500, and the Peer Group. The cumulative total return assumes reinvestment of dividends.

                   COMPARATIVE FIVE-YEAR TOTAL RETURNS

(This area contains a 5-year line graph as described in the previous paragraph.)

                         1995     1996     1997     1998     1999     2000
Weis Markets            100.00   116.09   131.27   149.89   172.44   144.70
S&P 500                 100.00   123.25   164.21   210.85   253.61   227.89
Peer Group              100.00   138.22   194.31   295.71   240.16   282.07

                         WEIS MARKETS, INC.

Item 12.        Security Ownership of Certain Beneficial Owners and
                Management:

                OUTSTANDING VOTING SECURITIES AND VOTING RIGHTS

The following persons are known by the company to be the beneficial owners of more than 5% of its Common Stock, which is its only class of voting securities, on December 31, 2000. Information contained in the table and in the following footnotes was derived from filings made with the Securities and Exchange Commission by the beneficial owners.

    Name and Address             Amount and Nature           Percent
          of                       of Beneficial               of
    Beneficial Owner                 Ownership                Class
____________________________________________________________________
Robert F. Weis                 12,758,189   (1)               30.6
  c/o Weis Markets, Inc.
  1000 South Second Street
  Sunbury, PA 17801-0471

Janet C. Weis                   8,159,554   (2)               19.6
 43 South Fifth Street
 Sunbury, PA 17801-0471

Weis Family Holdings, L.P.      8,092,273   (3)               19.4
  919 North Market Street,
  Suite 200
  Wilmington, DE 19801

Weis Family Holdings, L.L.C.    8,092,273   (4)               19.4
  919 North Market Street,
  Suite 200
  Wilmington, DE 19801

Michael M. Apfelbaum            3,806,476   (5)                9.1
  43 South Fifth Street
  Sunbury, PA 17801

Ellen W. P. Wasserman           3,281,424   (6)                7.9
  c/o Weis Markets, Inc.
  1000 South Second Street
  Sunbury, PA 17801-0471

Sidney Apfelbaum                2,498,287  (10)                6.0
  43 South Fifth Street
  Sunbury, PA 17801

Susan Weis Mindel               2,193,327   (7)                5.3
  43 South Fifth Street
  Sunbury, PA 17801

Ellen Weis Goldstein            2,179,452   (8)                5.2
  43 South Fifth Street
  Sunbury, PA 17801

Nancy Weis Wender               2,083,765   (9)                5.0
  43 South Fifth Street
  Sunbury, PA 17801

                                 WEIS MARKETS, INC.


Footnotes:
1. Robert F. Weis has sole voting and dispositive power as to all 12,758,189 shares listed. This amount includes 6,649,087 shares held in trust under the Will of Harry Weis, with Mellon Bank Corporation and Robert F. Weis as co-trustees.

2. Janet C. Weis has sole voting and dispositive power as to all 8,159,554 shares listed. This amount includes 8,092,273 shares held by the Weis Family Holdings, L.P. (the "Partnership").

3. The Weis Family Holdings, L.P. is principally engaged in holding shares of Common Stock of the company. The Weis Family Holdings, L.L.C. is the sole general partner of the Partnership and has sole voting and dispositive power as to all assets held in the Partnership.

4. The Weis Family Holdings, L.L.C. (the "L.L.C.") is the sole general partner of the Weis Family Holdings, L.P. and is principally engaged in managing the affairs of that partnership. Janet C. Weis is the sole Manager of the L.L.C. Janet C. Weis has a 52% interest in the L.L.C., Susan Weis Mindel, Ellen Weis Goldstein and Nancy Weis Wender each have a 16% interest in the L.L.C. Janet C. Weis has sole voting and dispositive power as to all shares listed.

5. Michael M. Apfelbaum has sole voting power as to 24,447 shares, shared voting power as to 3,782,029 shares, sole dispositive power as to 88 shares and shared dispositive power as to 3,782,029. Of the aggregate amount listed, Mr. Apfelbaum shares voting and dispositive powers as to 1,259,148 shares with Susan Weis Mindel, 1,259,149 shares with Ellen Weis Goldstein, and 1,259,148 shares with Nancy Weis Wender as co-trustees in trusts under the Claire Gross Weis Deed of Trust
    (the "Claire Weis Trusts") held at Mellon Bank Corporation.  Mr.
    Apfelbaum also shares voting and dispositive power as to 1,590 shares with Ellen Weis Goldstein as co-trustees of certain trusts for the benefit of Mrs. Goldstein's children.

6. Ellen W. P. Wasserman has sole voting and dispositive power as to all 3,281,424 shares listed.

7. Susan Weis Mindel has sole voting and dispositive power as to 728,051 shares. Mrs. Mindel shares voting and dispositive power as to 93,124 shares with Nancy Weis Wender and Ellen Weis Goldstein as co-trustees of the Janet Weis Trusts, shares voting and dispositive power as to 113,004 shares with her children as co-trustee of certain trusts for the benefit of such children, and shares voting and dispositive power as to 1,259,148 shares with Michael Apfelbaum as co-trustees of one of the Claire Weis Trusts.

8. Ellen Weis Goldstein has sole voting and dispositive power as to 743,209 shares. Mrs. Goldstein shares voting and dispositive power as to 93,124 shares with Susan Weis Mindel and Nancy Weis Wender as co-trustees of the Janet Weis Trusts, shares voting and dispositive power over 4,555 shares with Joseph I. Goldstein, shares voting and dispositive power as to 77,825 shares with her children as co-trustee of certain trusts for the benefit of such children, shares voting and dispositive power as to 1,259,149 shares with Michael Apfelbaum as co-trustees of one of the Claire Weis Trusts, and shares voting and dispositive power as to 1,590 shares with Michael Apfelbaum as co-trustees of certain trusts for the benefit of her children.

9. Nancy Weis Wender has sole voting and dispositive power as to 731,493 shares. Ms. Wender shares voting and dispositive power as to 93,124 shares with Susan Weis Mindel and Ellen Weis Goldstein as co-trustees of the Janet Weis Trusts, and shares voting and dispositive power as to 1,259,148 shares with Michael Apfelbaum as co-trustees of one of the Claire Weis Trusts.

10. Sidney Apfelbaum has sole voting and dispositive power as to 2,308,526 shares held in the Charles B. Degenstein Foundation Charitable Deed of Trust at Mellon Bank Corporation. Mr. Apfelbaum shares voting and dispositive power as to 18,000 shares with Mellon Financial Corporation, Mellon Bank, N.A. and Walter Zweifler as co-trustees of the Zweifler Family Trusts, shares voting and dispositive power as to 147,614 shares with Mellon Financial Corporation, Mellon Bank, N.A. and Lore Degenstein as co-trustees of the Lore Degenstein Trusts, and shares dispositive power as to 24,147 shares with his wife.

                             WEIS MARKETS, INC.

Item 13.        Certain Relationships and Related Transactions:

      Other Arrangements: Central Properties, Inc., a Pennsylvania corporation ("Central Properties"), owns the land under a Company store and an adjacent parking lot in Lebanon, Pennsylvania. Central Properties leased these properties to the Company for $80,149 in 2000. The stockholders of Central Properties include Michael M. Apfelbaum and certain of his family members, certain members of Joseph I. Goldstein's family, Jonathan H. Weis and
Robert F. Weis, each of whom is a director of the Company.

      Central Properties intends to covey a building and parcel of land located in Camp Hill, Pennsylvania to the company for consideration of $950,000 plus associated closing costs. The transaction is expected to be completed on or before July 13, 2001. The proposed transaction was negotiated by employees of the company who were independent of Central Properties and by counsel for Central Properties who was independent of Weis Markets. The company intends to expand a store location after the transaction and have full ownership of the adjacent parking lot.

                                  PART IV

Item 14.        Exhibits, Financial Statements, Schedules and Reports on
                Form 8-K:

(a) See Part II Item 8 "Financial Statements and Supplementary Data" contained within this document.

(b) There were no reports on Form 8-K filed during the quarter ended December 30, 2000.

(c)             A listing of exhibits filed or incorporated by reference
               is as follows:

               Exhibit No.
               3-A                 Articles of Incorporation
               3-B                 By-Laws
               3-C                 Amendments to the By-Laws
               10-A                Profit Sharing Plan
               10-B                Stock Bonus Plan
               10-C                Company Appreciation Plan
               10-D                Stock Option Plan
               10-E                Supplemental Employee Retirement Plan
               10-F                Executive Employment Contract
               21                  Subsidiaries of the Registrant

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


                                                WEIS MARKETS, INC.
                                                   (Registrant)



Date 03/30/2000                              /S/ Robert F. Weis
_______________	                      ___________________________________
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



Date 03/30/2000                               /S/ Robert F. Weis
_______________	                       ___________________________________
                                                  Robert F. Weis
                                           (Principal Financial Officer)
                                         Chairman of the Board of Directors,
                                             and Treasurer and Director



Date 03/30/2000                                /S/ Norman S. Rich
_______________	                       ___________________________________
                                                   Norman S. Rich
                                           (Principal Executive Officer)
                                               President and Director



Date 03/30/2000                              /S/ William R. Mills
_______________	                       ___________________________________
                                                 William R. Mills
                                          Vice President Finance, Secretary
                                                   and Director

                                                               EXHIBIT 21

                                 WEIS MARKETS, INC.
                          SUBSIDIARIES OF THE REGISTRANT


                                                                Percent
                                                 State of      Owned by
                                              Incorporation   Registrant
                                              __________________________
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