Form 10-Q
period 2001-03-31
WEIS MARKETS INC
filed 2001-05-15
CIK 105418

FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C.  20549


                       Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


For Quarter Ended                    March 31, 2001

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

                            Yes    X              No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                              41,688,157  shares
                                                 (Outstanding at end of period)

                                  WEIS MARKETS, INC.

                                        INDEX






                                                                        Page No.

    Part I.  Financial Information

      Item 1.        Consolidated  Balance Sheets -
                     March 31, 2001 and December 30, 2000                    2

                     Consolidated Statements of Income  -
                     Three Months Ended March 31, 2001
                     and March 25, 2000                                      3

                     Consolidated Statements of Cash Flows -
                     Three Months Ended March 31, 2001
                     and March 25, 2000                                      4

                     Notes to Consolidated Financial Statements              5

      Item 2.        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations           6

      Item 3.        Quantitative and Qualitative Disclosures
                     about Market Risk                                       7


    Part II.  Other Information

      Item 4.        Exhibits and Reports on Form 8-K                        8

    Signatures                                                               8

                        PART I - FINANCIAL INFORMATION
                               WEIS MARKETS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                             (dollars in thousands)


                                     March 31, 2001          December 30, 2000
Assets
Current:
   Cash                               $      3,410                $      3,389
   Marketable securities                   440,496                     410,218
   Accounts receivable, net                 22,216                      25,080
   Inventories                             153,714                     168,541
   Prepaid expenses                          4,992                       6,821
   Income taxes recoverable                  ---                         3,144
                                        __________                  __________
            Total current assets           624,828                     617,193

Property and equipment, net                443,221                     441,819
Intangible and other assets, net            26,274                      26,892
                                        __________                  __________
                                      $  1,094,323                $  1,085,904
                                        ==========                  ==========

Liabilities
Current:
   Accounts payable                   $     77,455                $     78,162
   Accrued expenses                         14,988                      18,360
   Accrued self-insurance                   14,461                      12,959
   Payable to employee benefit plans         8,662                       8,663
   Income taxes payable                      3,562                       ---
   Deferred income taxes                     3,529                       2,143
                                        __________                  __________
            Total current liabilities      122,657                     120,287

Deferred income taxes                       17,394                      17,731

Shareholders' Equity
   Common stock, no par value,
    100,800,000 shares authorized,
    47,454,279 and 47,453,979 shares
    issued, respective                       7,603                       7,594
   Retained earnings                     1,075,924                   1,069,986
   Accumulated other comprehensive income
    (Net of deferred taxes of $5,477
    in 2001 and $5,166 in 2000)              7,723                       7,284
                                        __________                  __________
                                         1,091,250                   1,084,864

   Treasury stock, at cost, 5,766,122 and
      5,766,122 shares, respectively      (136,978)                   (136,978)
                                        __________                  __________
            Total shareholders' equity     954,272                     947,886
                                        __________                  __________
                                      $  1,094,323                $  1,085,904
                                        ==========                  ==========
See accompanying notes to consolidated financial statements.

                               WEIS MARKETS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (unaudited)
                (dollars in thousands except per share amounts)

                                                  Three months ended
                                       March 31, 2001           March 25, 2000

Net sales                             $    489,095                $    519,750
Cost of sales, including warehousing
   and distribution expenses               358,909                     389,687
                                        __________                  __________
     Gross profit on sales                 130,186                     130,063

Operating, general and
   administrative expenses                 112,293                     109,279
                                        __________                  __________
     Income from operations                 17,893                      20,784

Investment income                            6,757                       4,475

Other income                                 2,207                       2,986
                                        __________                  __________
     Income before provision
       for income taxes                     26,857                      28,245

Provision for income taxes                   9,663                      10,367
                                        __________                  __________
     Net income                       $     17,194                $     17,878
                                        ==========                  ==========
Weighted-average shares outstanding     41,692,178                  41,703,856
                                        ==========                  ==========
Cash dividends per share              $       0.27                $       0.26
                                        ==========                  ==========
Basic and diluted earnings per        $       0.41                $       0.43
                                        ==========                  ==========

See accompanying notes to consolidated  financial statements.

                            WEIS MARKETS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)
                         (dollars in thousands)

                                                      Three Months Ended
                                               March 31, 2001    March 25, 2000
Cash flows from operating activities:
  Net income                                      $  17,194          $  17,878
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                    10,552             10,547
     Amortization                                     1,696              1,510
     Loss on sale of fixed assets                       714                 57
     Gain on sale of marketable securities             (462)              (546)
     Changes in operating assets and liabilities:
       Decrease in inventories                       14,827              5,523
       Decrease in accounts receivable
          and prepaid expenses                        4,693                424
       Decrease in income taxes recoverable           3,144                399
       Decrease in accounts payable
          and other liabilities                      (2,578)            (9,564)
       Increase in income taxes payable               3,562              8,252
       Increase (decrease) in deferred income taxes     738               (722)
                                                 __________         __________
            Net cash provided by operating
              activities                             54,080             33,758

Cash flows from investing activities:
  Purchase of property and equipment                (13,761)           (19,690)
  Proceeds from the sale of property and equipment       15                 54
  Purchase of marketable securities                (128,646)            (2,474)
  Proceeds from maturities of marketable securities  14,462             11,081
  Proceeds from the sale of marketable securities    85,118              2,425
  Increase in intangible assets and other assets      ---              (13,379)
                                                 __________         __________
            Net cash used in investing activities   (42,812)           (21,983)

Cash flows from financing activities:
  Proceeds from issuance of common stock                  9                 21
  Dividends paid                                    (11,256)           (10,840)
  Purchase of treasury stock                          ---                  (74)
                                                 __________         __________
            Net cash used in financing activities   (11,247)           (10,893)

Net increase in cash                                     21                882
Cash at beginning of period                           3,389              4,552
                                                 __________         __________
Cash at end of period                             $   3,410          $   5,434
                                                 ==========         ==========
Cash paid during the period for:
Interest expense                                  $   ---            $   ---
                                                 ==========         ==========
Income taxes                                      $   2,219          $   2,438
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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month period ended March 31, 2001 and March 25, 2000 are as follows:

                                                    Three Months Ended
(dollars in thousands)                        03/31/01             03/25/00
Net Income                                    $  17,194            $  17,878
Unrealized gains (losses) on
  marketable secrurities                            709                 (799)
Less: reclassification adjustment for
       gains included in net income                (271)                (319)
                                                _______              _______
Comprehensive income                          $  17,632            $  16,760
                                                =======              =======

(3) Property and Equipment
Property and equipment, as of March 31, 2001 and December 30, 2000, consisted of :

                              Useful Life
(dollars in thousands)         (in years)           2001                 2000
Land                                            $  67,474            $  63,341
Buildings and improvements       10-60            315,484              312,462
Equipment                         3-12            462,877              462,079
Leasehold improvements            5-20             95,895               97,310
                                                  _______              _______
      Total, at cost                              941,730              935,192
Less accumulated depreciation
 and amoritiztion                                 498,509              493,373
                                                  _______              _______
                                                $ 443,221            $ 441,819
                                                  =======              =======
(4) Subsequent Event
On May 7, 2001, the Registrant purchased an aggregate of 14,477,242 shares of its common stock from the family of the late Sigfried Weis. The purchase price was $30.00 per share, for an aggregate purchase price of approximately $434.3 million in cash. The amount of such consideration was determined through negotiations between the Registrant and the sellers of such shares, and was subject to review by a special committee of the Registrant's board of directors formed for the purpose of evaluating the transaction. In determining the amount of such consideration and assessing the fairness thereof, the Company received financial advice from Morgan Stanley Dean Witter, and the special committee received financial advice from Dresdner Kleinwort Wasserstein, Inc., both of which firms rendered fairness opinions to the special committee. The selling shareholders are descendants, or family members of descendants, of one of the founders of the Registrant. The selling shareholders include Joseph I. Goldstein, a director of the Registrant who has resigned from the Board of Directors, his wife and certain of his relatives. The sources of the funds used for the Registrant's acquisition of its shares were the Registrant's own cash resources and borrowings from Mellon Bank under a credit agreement entered into in the ordinary course.

                              WEIS MARKETS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS
      Sales for the first quarter ended March 31, 2001 of $489,095,000 compares to $519,750,000 during the same period last year when sales for our food service division, which was sold on April 7, 2000, were included in the company's overall sales. Excluding the food service division's sales from last year's results, the company's sales in the first quarter increased .8%, while identical store sales increased 0.4%. The flat sales are indicative of a slowing economy and the overall competitive environment.

      Gross profit of $130,186,000 at 26.6% of sales, increased .1% versus the same quarter last year. Excluding the food service division's gross profit from last year's results for the quarter, gross profit increased $2,075,000 or 1.6% over last year and increased .4% as a percent of sales.

      The first quarter operating, general and administrative expenses of $112,293,000, at 23.0% of sales, increased $3,014,000, or 2.8% compared to the same quarter last year. As a percentage of sales, operating expenses for the quarter were 2.0% higher than the 21.0% rate realized in the first quarter of 2000. Employee labor and benefit expense accounted for 41.4% of the total dollar increase in expenses while rising energy costs accounted for an additional 48.7%.

      Investment income of $6,757,000 at 1.4% of sales, compares to $4,475,000 at .9% of sales in 2000. The company realized a $462,000 gain on the sale of publicly traded securities from its investment portfolio during the quarter. Dividends and interest income increased $2,366,000 compared to results for the same quarter last year. The company sold tax-free municipal bonds, reinvesting those funds into taxable instruments increasing both investment income and applicable income taxes.

      Other income for the quarter of $2,207,000 at .5% of sales, decreased $779,000, or 26.1%, compared to the first quarter in 2000. The majority of the decline is due to the write-off of leasehold improvements on a closed store in the current year.

      The effective tax rate of 36% in the first quarter compared with 36.7% in the same quarter in 2000.

      Net earnings for the quarter of $17,194,000, or 41 cents per share, compared with $17,878,000, or 43 cents per share, in 2000. Discounting the impact of the food service division from the first quarter of 2000, earnings per share decreased one cent per share on a comparable basis.

      As of March 31, 2001, the company was operating 164 retail food stores, with locations in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. The company owns SuperPetz II, Inc., a chain of 33 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, ichigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

     The company generated $54,080,000 in cash flows from operating activities for the three-month period ended March 31, 2001 compared to $33,758,000 during the same period of 2000. Working capital increased $5,265,000 or 1.1% since the beginning of the year.

      Net cash used in investing activities during the first quarter of 2001 was $42,812,000 compared to $21,983,000 in 2000. Property, equipment and intangible expenditures in the first quarter of 2001 amounted to $13,761,000 as compared to $33,069,000 in 2000.

                              WEIS MARKETS, INC.
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

      Net cash used in financing activities during the first quarter of 2001 was $11,247,000, compared to $10,893,000 in 2000. The Board of Directors' 1996
resolution authorizing the purchase of treasury stock has a remaining balance of 573,385 shares. Cash dividend payments made during the quarter at $.27 per common share amounted to $11,256,000. This compares to $10,840,000 in dividends paid at the rate of $.26 per share in the first quarter of 2000. At a regularly scheduled meeting held on April 20, 2001, the Board of Directors declared a $.27 per share dividend payable to holders of record as of April 30, 2001, payable on May 14, 2001.

      The company funded its working capital requirements for the quarter through internally generated cash flows from operations, as it has done in prior years. Company management estimates that its current development plans will require an investment of approximately $95,200,000 over an eighteen-month period through the middle of 2002. The company continues to pursue acquisitions and investment opportunities to enhance future financial performance. The financial and liquidity position of the company, combined with its historical insurance loss experience rates, has allowed it to carry higher deductible and retention levels on its employee and business insurance coverage. The company plans to maintain these higher exposure levels, thus benefiting from reduced premium expenses.

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

                       ITEM 3. QUANTITATIVE AND QUALITATIVE
                           DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the three months ended March 31, 2001. Quantitative information is set forth in Item 7A on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk", which was filed for the fiscal year ended December 30, 2000 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth on Item 7 of the company's 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which was filed for the fiscal year ended December 30, 2000 and is incorporated herein by reference.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 31, 2001.






                                        SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    WEIS MARKETS, INC.



         Date 05/15/2001                    /S/  Robert F. Weis
                                            ROBERT F. WEIS
                                            Chairman of the Board & Treasurer



         Date 05/15/2001                    /S/  William R. Mills
                                            WILLIAM R. MILLS
                                            Vice President-Finance & Secretary