Form 10-Q
period 2001-06-30
WEIS MARKETS INC
filed 2001-08-14
CIK 105418

FORM 10-Q
                            SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


For Quarter Ended               June 30, 2001

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

                         Yes   X                 No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                      27,211,915  shares
                                        (Outstanding at end of period)

                               WEIS MARKETS, INC.

                                    INDEX






                                                                  Page No.

Part I.  Financial Information

  Item 1.         Consolidated  Balance Sheets -
                  June 30, 2001 and December 30, 2000                  2

                  Consolidated Statements of Income  -
                  Six Months Ended June 30, 2001
                  and June 24, 2000                                    3

                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001
                  and June 24, 2000                                    4

                  Notes to Consolidated Financial Statements           5

  Item 2.         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations        6

  Item 3.         Quantitative and Qualitative Disclosures
                  about Market Risk                                    8


Part II.  Other Information

  Item 4.         Submission of Matters to a Vote
                  of Security Holders                                  9

  Item 6.         Exhibits and Reports on Form 8-K                    10

Signatures                                                            10

                             PART I - FINANCIAL INFORMATION
                                  WEIS MARKETS, INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
                               (dollars in thousands)


                                    June 30, 2001          December 30, 2000
Assets
Current:
   Cash                              $      2,875              $       3,389
   Marketable securities                   32,555                    410,218
   Accounts receivable, net                26,297                     25,080
   Inventories                            146,832                    168,541
   Prepaid expenses                         3,620                      6,821
   Income taxes recoverable                 6,734                      3,144
                                     ____________               ____________
         Total current assets             218,913                    617,193

Property and equipment, net               439,490                    441,819
Intangible and other assets, net           25,656                     26,892
                                     ____________               ____________

                                     $    684,059               $  1,085,904
                                     ============               ============
Liabilities
Current:
   Accounts payable                  $     74,105               $     78,162
   Accrued expenses                        20,513                     18,360
   Accrued self-insurance                  14,847                     12,959
   Payable to employee benefit plans        8,213                      8,663
   Deferred income taxes                    2,464                      2,143
                                     ____________               ____________

         Total current liabilities        120,142                    120,287

Deferred income taxes                      17,033                     17,731
Long-term debt                             30,000                      ---

Shareholders' Equity
   Common stock, no par value,
    100,800,000 shares authorized,
    32,978,037 and 47,453,979
    shares issued, respectively             7,630                      7,594
   Retained earnings                      639,057                  1,069,986
   Accumulated other comprehensive
    income (Net of deferred taxes
    of $5,088 in 2001 and
    $5,166 in 2000)                         7,175                      7,284
                                     ____________               ____________

                                          653,862                  1,084,864

   Treasury stock, at cost,
    5,766,122 and 5,766,122
    shares, respectively                 (136,978)                  (136,978)
                                     ____________               ____________

         Total shareholders' equity       516,884                    947,886
                                     ____________               ____________

                                     $    684,059               $  1,085,904
                                     ============               ============

See accompanying notes to consolidated financial statements.

                                   WEIS MARKETS, INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (unaudited)
                    (dollars in thousands except per share amounts)


                              Three Months Ended           Six Months Ended
                            06/30/01      06/24/00      06/30/01      06/24/00

Net sales               $    492,414  $    508,957  $    981,509  $  1,028,707
Cost of sales, including
 warehousing and
 distribution expenses       361,219       374,079       720,128       763,766
                        ____________  ____________  ____________  ____________
  Gross profit on sales      131,195       134,878       261,381       264,941

Operating, general and
 administrative expenses     121,761       113,606       234,054       222,885
                        ____________  ____________  ____________  ____________
  Income from operations       9,434        21,272        27,327        42,056

Investment income              2,643         4,243         9,401         8,718

Other income                   2,168         9,387         4,374        12,373
                        ____________  ____________  ____________  ____________
  Income before provision
   for income taxes           14,245        34,902        41,102        63,147

Provision for income taxes     5,539        13,244        15,202        23,611
                        ____________  ____________  ____________  ____________
  Net income            $      8,706  $     21,658  $     25,900  $     39,536
                        ============  ============  ============  ============
Weighted-average
 shares outstanding       33,097,618    41,691,341    37,392,843    41,691,402
                        ============  ============  ============  ============
Cash dividends
 per share              $       0.27  $       0.26  $       0.54  $       0.52
                        ============  ============  ============  ============
Basic and diluted
 earnings per share     $       0.26  $       0.52  $       0.69  $       0.95
                        ============  ============  ============  ============


See accompanying notes to consolidated financial statements.

                              WEIS MARKETS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                          (dollars in thousands)

                                                         Six Months Ended
                                                  June 30, 2001  June 24, 2000
Cash flows from operating activities:
 Net income                                       $     25,900   $     39,536
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                          21,463         21,442
  Amortization                                           3,409          3,416
 (Gain) loss on sale of fixed assets                     1,469         (6,063)
  Gain on sale of marketable securities                   (568)          (658)
  Changes in operating assets and liabilities:
   Decrease in inventories                              21,709         10,512
   Decrease in accounts receivable
    and prepaid expenses                                 1,984         14,974
  (Increase) decrease in income
    taxes recoverable                                   (3,590)           399
   Decrease in accounts payable
    and other liabilities                                 (466)       (10,328)
   Increase in income taxes payable                      ---            3,931
   Decrease in deferred income taxes                      (299)        (2,419)
                                                  ____________   ____________
        Net cash provided by operating activities       71,011         74,742

Cash flows from investing activities:
  Purchase of property and equipment                   (22,821)       (31,576)
  Proceeds from the sale of property and
   equipment                                                45         11,450
  Purchase of marketable securities                   (299,064)       (53,359)
  Proceeds from maturities of marketable
   securities                                          553,459         35,706
  Proceeds from the sale of marketable
   securities                                          123,649          2,756
  Increase in intangible assets and other assets         ---          (13,379)
                                                  ____________   ____________
        Net cash provided by (used in)
         investing activities                          355,268        (48,402)

Cash flows from financing activities:
  Proceeds from long-term debt                          30,000          ---
  Proceeds from issuance of common stock                    36             35
  Dividends paid                                       (22,512)       (21,680)
  Cancellation of stock                               (434,317)         ---
  Purchase of treasury stock                             ---              (74)
                                                  ____________   ____________
        Net cash used in financing activities         (426,793)       (21,719)

Net increase (decrease) in cash                           (514)         4,621
Cash at beginning of period                              3,389          4,552
                                                  ____________   ____________
Cash at end of period                             $      2,875   $      9,173
                                                  ============   ============



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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month period ended June 30, 2001 and June 24, 2000 are as follows:

                                Three Months Ended        Six Months Ended
(dollars in thousands)          06/30/01    06/24/00    06/30/01    06/24/00
Net Income                    $    8,706  $   21,658  $   25,900  $   39,536
Unrealized gains (losses) on
 marketable securities              (486)        634         223        (165)
Less: reclassification
 adjustment for gains
 included in net income              (62)        (65)       (332)       (384)
                              __________  __________  __________  __________
Comprehensive income          $    8,158  $   22,227  $   25,791  $   38,987
                              ==========  ==========  ==========  ==========
(3) Property and Equipment
Property and equipment, as of June 30, 2001 and December 30, 2000, consisted of:

                              Useful Life
(dollars in thousands)          (in years)              2001            2000
Land                                             $     69,426    $     63,341
Buildings and improvements         10-60              316,546         312,462
Equipment                          3-12               464,373         462,079
Leasehold improvements             5-20                96,131          97,310
                                                 ____________    ____________
   Total, at cost                                     946,476         935,192
Less accumulated depreciation
 and amortization                                     506,986         493,373
                                                 ____________    ____________
                                                 $    439,490    $    441,819
                                                 ============    ============

(4) Significant Event
On May 7, 2001, the Registrant purchased an aggregate of 14,477,242 shares of its common stock from the family of the late Sigfried Weis. The purchase price was $30.00 per share, for an aggregate purchase price of approximately $434.3 million in cash. The amount of such consideration was determined through negotiations between the Registrant and the sellers of such shares, and was subject to review by a special committee of the Registrant's board of directors formed for the purpose of evaluating the transaction. In determining the amount of such consideration and assessing the fairness thereof, the company received financial advice from Morgan Stanley Dean Witter, and the special committee received financial advice from Dresdner Kleinwort Wasserstein, Inc., both of which firms rendered fairness opinions to the special committee. The selling shareholders are descendants, or family members of descendants, of one of the founders of the Registrant. The selling shareholders include Joseph I. Goldstein, a director of the Registrant who has resigned from the Board of Directors, his wife and certain of his relatives. The sources of the funds used for the Registrant's acquisition of its shares were the Registrant's own cash resources and borrowings from Mellon Bank under a credit agreement entered into in the ordinary course.

                               WEIS MARKETS, INC.
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Total company sales for the second quarter ended June 30, 2001 decreased 3.3% to $492,414,000 compared to sales of $508,957,000 generated in the second quarter of 2000. Year-to-date, the company's sales decreased 4.6% to $981,509,000 compared to $1,028,707,000 for the same period in 2000. Year-over-year sales comparisons were affected unfavorably by the sale of the company's food service division last year, a weak economy and competitive activity. In the second quarter of 2000, the company's results included $5,351,000 in revenues from the food service division, which was sold in the same quarter. Total sales through the first half of 2000 included $37,062,000 generated from the food service division. Identical store sales decreased .9% in the recently concluded quarter and .2% through the first half of the year.

      In the second quarter, the company generated $131,195,000 in gross profit at 26.6% of sales, a decrease of $3,683,000 or 2.7% compared to the same period in 2000. The decrease in gross profit dollars was due to the lower sales volume as the gross profit rate increased .1%. Year-to-date gross profit of $261,381,000 at 26.6% of sales decreased $3,560,000 or 1.3%. As a percentage of sales, the year-to-date gross profit rate increased .9%.

      The second quarter operating, general and administrative expenses of $121,761,000 at 24.7% of sales, increased $8,155,000 or 7.2% compared to the same quarter in 2000. As a percentage of sales, operating expenses for the quarter were 2.4% higher than the 22.3% rate realized in the second quarter of 2000. Year-to-date operating expenses of $234,054,000 at 23.8% of sales compared to $222,885,000 at 21.7% of sales in the first half of last year.

      On May 7, 2001, the company repurchased approximately 14.5 million shares of its common stock from the family of the late Sigfried Weis for $434.3 million in cash. The share repurchase was reviewed and unanimously approved, as being in the best interests of the company, by a committee composed of all of the company's non-management independent directors who are not members of the Weis family. The committee received financial advice from Morgan Stanley & Co. and Dresdner Kleinwort Wasserstein, Inc., both of whom rendered fairness opinions in respect of the transaction.

      Due to this transaction, the company incurred $5,266,000 in non-recurring expenses in the quarter. These expenses accounted for 64.6% of the total increase in operating expenses in the quarter and 47.1% year-to-date compared to the same periods last year. The remaining operating expense increase was primarily due to rising labor and benefit costs, which were up 4.5% in the second quarter and 3.1% year-to-date.

      In the second quarter, the company's investment income totaled $2,643,000 at .5% of sales, a decrease of $1,600,000 or 37.7% compared to the same period a year ago. During the quarter, the company sold the majority of its investment portfolio at a small gain in order to complete the all cash stock repurchase transaction. Year-to-date, the company's investment income increased $683,000 or 7.8% to $9,401,000 at 1.0% of sales. The year-to-date increase was realized as the company sold its tax-free municipal bonds and reinvested the funds into taxable instruments, resulting in increases in investment income and applicable income taxes.

      Other income and expenses in the second quarter decreased $7,219,000 or 76.9% to $2,168,000 at .4% of sales compared to the same period in 2000. Early in the second quarter of 2000, the company sold its food service division, realizing a gain of $5,839,000 from the transaction. On May 7, 2001, the company established and borrowed against a bank credit agreement in order to transact the stock repurchase resulting in $247,000 in interest expense during the current quarter. The remaining year-to-year difference is due largely to gains or losses realized on closed store facilities. Year-to-date, the company's other income decreased $7,999,000 or 64.6% to $4,374,000 at .4% of sales.

      The effective tax rate for the second quarter of 2001 was 38.9% compared with 38.0% in 2000. Year-to-date, the effective tax rate is 37.0% compared to 37.4% in the same period last year. The company anticipates an

                               WEIS MARKETS, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)

 OPERATING RESULTS (continued)

increase in the tax rate going forward due to the sale of its primarily tax-free investment portfolio.

      For the three-month period ending June 30, 2001, the company generated $8,706,000 in net income, a decrease of 59.8% compared to last year. As reported in this filing, several non-recurring items affected the company's net income. The company's second quarter basic and diluted earnings per share totaled $.26 compared to $.52 per share in 2000. Year-to-date earnings were $25,900,000 or $.69 per diluted share, compared to $39,536,000, or $.95 per diluted share in 2000. Second quarter and year-to-date basic and diluted earnings per share are computed using weighted-average shares outstanding.
At the end of the second quarter, after the $434.3 million stock repurchase, the company had 27.2 million shares of common stock outstanding, a reduction of 14.5 million shares. The impact from the stock repurchase will be partially realized this year in the company's earnings per share results and fully realized in 2002.

      As of June 30, 2001, Weis Markets, Inc. was operating 163 retail food stores, with locations in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. The company was operating three less stores at the end of the second quarter of 2001, compared to the same period a year ago. The company also owns SuperPetz II, Inc., a chain of 33 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 2001, the company generated $71,011,000 in cash flows from operating activities compared to $74,742,000 for the same period in 2000. The gain on the sale of fixed assets in 2000 was primarily due to the sale of the company's food service division. The decrease in inventories in this year is attributable to how the Fourth of July holiday shipping period fell this fiscal year compared to last year. Inventory improvements are also being realized as the new warehouse management system becomes fully functional. Year-to-date, working capital decreased $398,135,000 or 80.1% since the beginning of this fiscal year due to the share repurchase transaction.

      Net cash used in investing activities in the first half of 2001 amounted to $355,268,000 as compared to cash provided by investing activities of $48,402,000 in 2000. Capital expenditures for the first half of the year totaled $22,821,000 as compared to $44,955,000 in the first half of 2000, which included the acquisition of four stores from Fleming Food Companies, Inc. The capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

      Net cash used in financing activities during the first half of 2001 was $426,793,000 compared to $21,719,000 in 2000. The company purchased and retired 14,477,242 shares of common stock from the family of the late Sigfried Weis at $30 per share on May 7, 2001. During the second quarter and before consummation of the large stock repurchase transaction, the company made $11,256,000 in dividend payments to shareholders of record at $.27 per share, compared to $.26 per share in 2000. Year-to-date cash dividends paid to shareholders amounts to $22,512,000 compared to $21,680,000 in dividend payments in the first half of 2000. The Board of Directors recently declared a quarterly dividend of $.27 per share payable to shareholders of record as of August 10, 2001, payable August 24, 2001.

                              WEIS MARKETS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)

LIQUIDITY AND CAPITAL RESOURCES  (continued)

      In a letter to its shareholders in the 2000 Annual Report, management stated that over the next 18 months, it expects to invest up to $95.2 million for capital expenditures to build six superstores and to remodel or expand 24 others, and for continued technology and infrastructure investments. Management believes that the company's cash flow from operations will be sufficient to finance current operations, dividends, self-insurance programs, capital expenditures and debt obligations. To ensure funds are available for continued strategic growth of the company, management is currently working with its lenders to establish a $100,000,000 3-Year Unsecured Revolving Credit
Facility, part of which will replace the current credit facility under which $30,000,000 was borrowed. The company has no other commitment of capital resources as of June 30, 2001.

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

                        ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - The company divested itself of a significant portion of its investment portfolio in conjunction with the stock repurchase from the family of the late Sigfried Weis. There have been no material changes in the company's market risk on the remainder of the portfolio during the six months ended June 30, 2001. Quantitative information is set forth in Item 7A on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk", which was filed for the fiscal year ended December 30, 2000 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth on Item 7A of the company's 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which was filed for the fiscal year ended December 30, 2000 and is incorporated herein by reference.

The company entered into a bridge loan agreement during the quarter and borrowed $30,000,000 against that facility. The interest rate on the company's long-term debt is directly tied to the LIBOR rate and thus the company is subject to interest rate risk due to market fluctuations.

                       PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Weis Markets, Inc., was held on Monday, June 25, 2001, at 10:00 a.m., Eastern Standard Time, at Tedd's On The Hill, Routes 11 & 15, Shamokin Dam, Pennsylvania, 17876.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act, there was no solicitation in opposition to the management's nominees as listed in the proxy statement, and all such nominees were elected.

(c) The meeting was held for the following purposes:

   1. To elect seven directors to serve, subject to provisions of the by-laws, until the next Annual Meeting of shareholders or until their respective successors have qualified.
   2. To approve the appointment of independent public accountants for the current fiscal year.
   3. To act upon such other business as may properly come before such meeting,or any adjournments or postponements thereof.


The official ballot from the meeting submitted to the Secretary by the Judge of Elections disclosed the following tabulation of votes.

Proposal #1                                              For         Withhold
Robert F. Weis                                        24,766,974      827,598
Norman S. Rich                                        24,851,473      743,098
William R. Mills                                      24,852,656      741,916
Jonathan H. Weis                                      24,767,626      826,946
Michael M. Apfelbaum                                  24,875,660      718,912
Richard E. Shulman                                    24,999,291      595,279
Steven C. Smith                                       24,987,315      607,256

Proposal #2                                 For          Against      Abstain
Proposal to approve the
appointment of Ernst &
Young, LLP, as the
independent public accountants
of the Corporation.                      25,085,225      500,975        8,371

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(b) One Form 8-K was filed on May 7, 2001, announcing an, "Item 2. Acquisition or Disposition of Assets". On May 7, 2001, the Registrant purchased an aggregate of 14,477,242 shares of its common stock from the family of the late Sigfried Weis. The purchase price was $30.00 per share, for an aggregate purchase price of approximately $434.3 million in cash. The amount of such consideration was determined through negotiations between the Registrant and the sellers of such shares, and was subject to review by a special committee of the Registrant's board of directors formed for the purpose of evaluating the transaction. In determining the amount of such consideration and assessing the fairness thereof, the company received financial advice from Morgan Stanley Dean Witter, and the special committee received financial advice from Dresdner Kleinwort Wasserstein, Inc., both of which firms rendered fairness opinions to the special committee. The selling shareholders are descendants, or family members of descendants, of one of the founders of the Registrant. The selling shareholders include Joseph I. Goldstein, a director of the Registrant who has resigned from the Board of Directors, his wife and certain of his relatives. The sources of the funds used for the Registrant's acquisition of its shares were the Registrant's own cash resources and borrowings from Mellon Bank under a credit agreement entered into in the ordinary course.


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   WEIS MARKETS, INC.



   Date    08/14/01                             /S/  Robert F. Weis
                                                     ROBERT F. WEIS
                                          Chairman of the Board & Treasurer



   Date    08/14/01                           /S/  William R. Mills
                                                   WILLIAM R. MILLS
                                          Vice President-Finance & Secretary