Form 10-Q
period 2001-09-29
WEIS MARKETS INC
filed 2001-11-09
CIK 105418

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


For Quarter Ended            September 29, 2001

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

                          Yes     X               No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                         27,203,207  shares
                                           (Outstanding at end of period)

                             WEIS MARKETS, INC.

                                   INDEX






                                                               Page No.

Part I.  Financial Information

  Item 1.      Consolidated  Balance Sheets -
               September 29, 2001 and December 30, 2000           2

               Consolidated Statements of Income  -
               Nine Months Ended September 29, 2001
               and September 23, 2000                             3

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 29, 2001
               and September 23, 2000                             4

               Notes to Consolidated Financial Statements         5

  Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations      6

  Item 3.      Quantitative and Qualitative Disclosures
               about Market Risk                                  8


Part II.  Other Information

  Item 6.      Exhibits and Reports on Form 8-K                   9

Signatures                                                        9

                         PART I - FINANCIAL INFORMATION
                              WEIS MARKETS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)
                           (dollars in thousands)


                                September 29, 2001          December 30, 2000
Assets
Current:
   Cash                              $      3,021               $      3,389
   Marketable securities                   27,753                    410,218
   Accounts receivable, net                24,245                     25,080
   Inventories                            156,582                    168,541
   Prepaid expenses                         4,507                      6,821
   Income taxes recoverable                 2,183                      3,144
                                     ____________               ____________
        Total current assets              218,291                    617,193

Property and equipment, net               439,103                    441,819
Intangible and other assets, net           25,059                     26,892
                                     ____________               ____________
                                     $    682,453               $  1,085,904
                                     ============               ============
Liabilities
Current:
   Accounts payable                  $     88,447               $     78,162
   Accrued expenses                        15,136                     18,360
   Accrued self-insurance                  15,298                     12,959
   Payable to employee benefit plans        8,673                      8,663
   Deferred income taxes                    2,364                      2,143
                                     ____________               ____________
        Total current liabilities         129,918                    120,287

Deferred income taxes                      16,273                     17,731
Long-term debt                             15,000                      ---

Shareholders' Equity
   Common stock, no par value,
   100,800,000 shares authorized,
   32,978,037 and 47,453,979
   shares issued, respectively              7,630                      7,594
   Retained earnings                      643,415                  1,069,986
   Accumulated other comprehensive
   income (Net of deferred taxes
   of $5,289 in 2001 and
   $5,166 in 2000)                          7,484                      7,284
                                     ____________               ____________
                                          658,529                  1,084,864

   Treasury stock, at cost,
   5,774,830 and 5,766,122
   shares, respectively                  (137,267)                  (136,978)
                                     ____________               ____________
        Total shareholders' equity        521,262                    947,886
                                     ____________               ____________
                                     $    682,453               $  1,085,904
                                     ============               ============

See accompanying notes to consolidated financial statements.

                                WEIS MARKETS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
                 (dollars in thousands except per share amounts)


                            Three Months Ended            Nine Months Ended
                           09/29/01      09/23/00      09/29/01      09/23/00

Net sales               $    498,832  $    485,875  $  1,480,341  $  1,514,582
Cost of sales, including
 warehousing and
 distribution expenses       362,978       352,549     1,083,106     1,116,315
                        ____________  ____________  ____________  ____________
  Gross profit on sales      135,854       133,326       397,235       398,267

Operating, general and
   administrative expenses   119,013       112,117       353,067       335,002
                        ____________  ____________  ____________  ____________
  Income from operations      16,841        21,209        44,168        63,265

Investment income                373         5,065         9,774        13,783

Other income                   2,308         3,112         6,682        15,485
                        ____________  ____________  ____________  ____________
  Income before provision
   for income taxes           19,522        29,386        60,624        92,533

Provision for income taxes     7,819        10,283        23,021        33,894
                        ____________  ____________  ____________  ____________
  Net income            $     11,703  $     19,103  $     37,603  $     58,639
                        ============  ============  ============  ============
Weighted-average
 shares outstanding       27,205,892    41,689,421    33,997,192    41,695,640
                        ============  ============  ============  ============
Cash dividends
 per share              $       0.27  $       0.27  $       0.81  $       0.79
                        ============  ============  ============  ============
Basic and diluted
 earnings per share
                        $       0.43  $       0.46  $       1.11  $       1.41
                        ============  ============  ============  ============


See accompanying notes to consolidated financial statements.

                              WEIS MARKETS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                             (dollars in thousands)

                                                       Nine Months Ended
                                                     09/29/01      09/23/00
Cash flows from operating activities:
  Net income                                     $     37,603  $     58,639
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                      32,492        32,569
     Amortization                                       5,143         5,035
     (Gain) loss on sale of fixed assets                1,477        (6,022)
     Gain on sale of marketable securities               (570)       (1,100)
     Changes in operating assets and liabilities:
       Decrease in inventories                         11,959        26,810
       Decrease in accounts receivable
          and prepaid expenses                          3,149        15,827
       Decrease in income taxes recoverable               961           399
       Increase (decrease) in accounts payable
          and other liabilities                         9,410       (24,414)
       Increase in income taxes payable                 ---           7,793
       Decrease in deferred income taxes               (1,360)       (2,946)
                                                 ____________  ____________
        Net cash provided by operating
              activities                              100,264       112,590

Cash flows from investing activities:
  Purchase of property and equipment                  (34,599)      (42,078)
  Proceeds from the sale of property and equipment         55        11,534
  Purchase of marketable securities                  (299,064)     (171,595)
  Proceeds from maturities of marketable securities   558,771        67,525
  Proceeds from the sale of marketable securities     123,651        67,344
  Increase in intangible assets and other assets          (19)      (13,379)
                                                 ____________  ____________
        Net cash provided by (used in)
         investing activities                         348,795       (80,649)

Cash flows from financing activities:
  Proceeds from long-term debt                         15,000         ---
  Proceeds from issuance of common stock                   36            35
  Dividends paid                                      (29,857)      (32,936)
  Cancellation of stock                              (434,317)        ---
  Purchase of treasury stock                             (289)         (199)
                                                 ____________  ____________
        Net cash used in financing activities        (449,427)      (33,100)

Net decrease in cash                                     (368)       (1,159)
Cash at beginning of period                             3,389         4,552
                                                 ____________  ____________
Cash at end of period                            $      3,021  $      3,393
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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month period ended September 29, 2001 and September 23, 2000 are as follows:

                                Three Months Ended       Nine Months Ended
(dollars in thousands)        09/29/01    09/23/00    09/29/01     09/23/00
Net Income                  $    11,703 $    19,103 $    37,603 $    58,639
Unrealized gains (losses) on
 marketable securities              309         (76)        532        (241)
Less: reclassification
 adjustment for gains
 included in net income           ---          (259)       (332)       (643)
                             __________  __________  __________  __________
Comprehensive income        $    12,012 $    18,768 $    37,803 $    57,755
                             ==========  ==========  ==========  ==========

(3) Property and Equipment
Property and equipment, as of September 29, 2001 and December 30, 2000, consisted of:

                                Useful Life
 (dollars in thousands)          (in years)            2001            2000
Land                                             $    69,425      $   63,341
Buildings                            10-60           320,444         312,462
Equipment                             3-12           468,310         462,079
Leasehold                             5-20            99,119          97,310
                                                ____________    ____________
      Total, at cost                                 957,298         935,192
Less accumulated depreciation
 and amortization                                    518,195         493,373
                                                ____________    ____________
                                                 $   439,103      $  441,819
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

                               WEIS MARKETS, INC.
                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Total sales generated for the third quarter ended September 29, 2001 increased 2.7% to $498,832,000 compared to $485,875,000 for the same period in 2000. Year-to-date, sales have decreased 2.3% to $1,480,341,000 compared to $1,514,582,000 in 2000. Year-over-year sales comparisons were affected unfavorably by the sale of the company's food service division in 2000, a weak economy and increasing competitive activity. Excluding fiscal 2000 food service sales of $37,062,000 from the year-over-year comparisons, the company's sales have increased .13%. Identical store sales increased 3.2% for the quarter and .6% year-to-date.

      During the third quarter of 2001, gross profit increased $2,528,000 or 1.9%, to $135,854,000 or 27.2% of sales compared to the same period last year. The higher gross profit dollars were a result of the sales increase, as the gross profit rate decreased .2% because of higher promotional spending. Year-to-date gross profit of $397,235,000 at 26.8% of sales decreased $1,032,000 or .3%. As a percentage of sales, the company's year-to-date gross profit rate increased .5%, which partially reflected the impact of lower gross profit margins realized from the food service division in the prior year.

      The third quarter operating, general and administrative expenses of $119,013,000 at 23.9% of sales, increased $6,896,000 or 6.2% compared to the same quarter in 2000. As a percentage of sales, operating expenses for the quarter were .8% higher than the 23.1% rate realized in the third quarter of 2000. The majority of the increase in expense for the quarter is directly related to higher sales with labor and benefit costs accounting for 60.8% of the total increase. In addition, management increased advertising and promotional spending this quarter as the company began a new advertising campaign. The increased advertising and promotional spending accounted for 38.2% of the total increase in expenses.

      Year-to-date operating, general and administrative expenses of $353,067,000 at 23.9% of sales, compared to $335,002,000 at 22.1% of sales in the first three quarters of last year. On May 7, 2001, the company repurchased approximately 14.5 million shares of its common stock from the family of the late Sigfried Weis for $434.3 million in cash. The company incurred $5,331,000 in non-recurring expenses associated with this transaction, accounting for 29.5% of the total increase in operating expenses this year. The remaining year-to-date increase in operating expenses was primarily attributable to rising labor and benefit costs.

      The company's third quarter investment income of $373,000 at .1% of sales, decreased $4,692,000 or 92.6% compared to the same period a year ago. During the second quarter, the company sold the majority of its investment portfolio at a small gain in order to complete the all cash stock repurchase transaction. Year-to-date, the company's investment income decreased $4,009,000 or 29.1% to $9,774,000 at .7% of sales.

      Other income and expenses in the third quarter decreased $804,000 or 25.8%, to $2,308,000 at .5% of sales compared to the same period in 2000.
On May 7, 2001, the company established and borrowed against a bank credit agreement in order to transact the stock repurchase resulting in $360,000 in interest expense during the current quarter. Year-to-date, the company's other income decreased $8,803,000 or 56.8% to $6,682,000 at .5% of sales. Early in the second quarter of 2000, the company sold its food service division, realizing a gain of $5,839,000 from the transaction. The remaining year-to-year difference is due largely to gains or losses realized on closed store facilities.

      The effective tax rate for the third quarter of 2001 was 40.1% compared with 35.0% in 2000. Year-to-date, the effective tax rate is 38.0% compared to 36.6% in the same period last year. The investment portfolio sold in order to finance the stock repurchase in May of this year consisted primarily of Pennsylvania tax-free municipal bonds, which lowered the effective tax rate in prior years.

                             WEIS MARKETS, INC.
               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 (continued)



OPERATING RESULTS (continued)

      For the three-month period ending September 29, 2001, the company generated $11,703,000 in net income, a decrease of 38.7% compared to last year. As reported in this filing and previous filings, several non-recurring items have affected the company's net income in both fiscal years. The company's third quarter basic and diluted earnings per share totaled $.43 compared to $.46 per share in 2000. Year-to-date earnings were $37,603,000 or $1.11 per diluted share, compared to $58,639,000, or $1.41 per diluted share in 2000. Third quarter and year-to-date basic and diluted earnings per share are computed using weighted-average shares outstanding. At the end of the third quarter, the company had 27.2 million shares of common stock outstanding, a reduction of 14.5 million shares compared to last year. The impact from the stock repurchase will be partially realized this year in the company's earnings per share results and fully realized in 2002.

      As of September 29, 2001, Weis Markets, Inc. was operating 163 retail food stores, with locations in Pennsylvania Maryland, New Jersey, New York, Virginia and West Virginia. The company was operating three less stores at the end of the third quarter of 2001, compared to the same period a year ago. The company also owns SuperPetz II, Inc., a chain of 33 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      During the first nine months of 2001, the company generated
$100,264,000 in cash flows from operating activities compared to $112,590,000 for the same period in 2000. The gain on the sale of fixed assets in 2000 was primarily due to the sale of the company's food service division. Year-to-date, working capital decreased $408,533,000 or 82.2% since the beginning of this fiscal year due to the share repurchase transaction.

      Net cash provided by investing activities in the first three quarters of 2001 amounted to $348,795,000 as compared to cash used in investing activities of $80,649,000 in 2000. Capital expenditures for the first three quarters of the year totaled $34,599,000 as compared to $42,078,000 in the first three quarters of 2000, which included the acquisition of four stores from Fleming Food Companies, Inc. The capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

      Net cash used in financing activities during the first three quarters of 2001 was $449,427,000 compared to $33,100,000 in 2000. The company purchased and retired 14,477,242 shares of common stock from the family of the late Sigfried Weis at $30 per share on May 7, 2001, taking on $30,000,000 in long-term debt to complete the transaction. The company reduced its long-term debt obligation by $15,000,000 in the third quarter, but anticipates increasing the debt load during the fourth quarter in order to meet operating cash flow needs as inventories are increased for the holiday selling season.

      The company paid shareholders $7,345,000 in dividends during the current quarter at $.27 per share. Year-to-date cash dividends of $29,857,000 compares to $32,936,000 in dividend payments made through the first three quarters of 2000. The Board of Directors recently declared a quarterly dividend of $.27 per share payable to shareholders of record as of November 2, 2001, payable November 16, 2001. Treasury stock purchases during the first three quarters of this year amounted to $289,000, compared to $199,000 in purchases made in the first nine months of last year. The Board of Directors' 1996 resolution authorizing the purchase of treasury stock has a remaining balance of 564,677 shares.

                              WEIS MARKETS, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



LIQUIDITY AND CAPITAL RESOURCES  (continued)

      In a letter to its shareholders in the 2000 Annual Report, management stated that over the next 18 months, it expects to invest up to $95.2 million for capital expenditures to build six superstores and to remodel or expand
24 others, and for continued technology and infrastructure investments. Management believes that the company's cash flow from operations and the existing line of credit will be sufficient to meet its normal operating requirements.

      Management continues to work with its lenders to establish a $100,000,000 Three-Year Unsecured Revolving Credit Facility, part of which will replace the current credit facility, to ensure funds are available for continued strategic growth. The company has no other commitment of capital resources as of September 29, 2001.

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

                    ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - The company divested itself of a significant portion of its investment portfolio in conjunction with the stock repurchase from the family of the late Sigfried Weis. There have been no material changes in the company's market risk on the remainder of the portfolio during the nine months ended September 29, 2001. Quantitative information is set forth in Item 7A on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk", which was filed for the fiscal year ended December 30, 2000 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth on Item 7A of the company's 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations", which was filed for the fiscal year ended December 30, 2000 and is incorporated herein by reference.

The company entered into a bridge loan agreement during the second quarter of this year. The interest rate on the company's long-term debt is directly tied to the LIBOR rate and thus the company is subject to interest rate risk due to market fluctuations.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended September 29, 2001.




                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  WEIS MARKETS, INC.



      Date   11/09/01                        /S/  Robert F. Weis
                                              ROBERT F. WEIS
                                             Chairman of the Board &
                                             Treasurer



      Date   11/09/01                        /S/  William R. Mills
                                              WILLIAM R. MILLS
                                              Vice President-Finance &
                                              Secretary