Form 10-K
period 2001-12-29
WEIS MARKETS INC
filed 2002-03-08
CIK 105418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 29, 2001     Commission file number 1-5039

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $396,014,000. Shares of common stock outstanding as of February 20, 2002 - 27,203,707.

The index to Exhibits is located in Part IV, Item 14(c).

DOCUMENTS INCORPORATED BY REFERENCE:

Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 8, 2002 are incorporated by reference in Part III of this Form 10-K.

                                Weis Markets, Inc.

                                     PART I

Item 1.        Business:

(a) Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2001.

(b) The principal business activity that the company has been engaged in for the last five fiscal years is the retail sale of food.

(c)(1)(i) The company operates 132 retail food markets in Pennsylvania, 23 in Maryland, 4 in New Jersey, 2 in New York, 1 in Virginia, and 1 in West Virginia. The stores trade under the name Weis Markets, except for 18 Pennsylvania stores which trade as Mr. Z's Food Mart, 6 Pennsylvania stores that trade as King's Supermarkets, 3 Pennsylvania stores which trade as Save-A-Lot, 3 Pennsylvania stores which trade as Scot's Lo Cost and 1 Pennsylvania store which trades as Cressler's Marketplace. During the past fiscal year, 2 new stores were opened. One store was closed for financial reasons and 1 store was closed and is in the process of being rebuilt. SuperPetz, a pet supply chain, operated 2 stores in Alabama, 1 store in Georgia, 1 store in Indiana, 1 store in Kentucky, 1 store in Maryland, 2 stores in Michigan, 8 stores in Ohio, 1 store in North Carolina, 7 stores in Pennsylvania, 5 stores in South Carolina, and 4 stores in Tennessee. The company supplies its retail stores from distribution centers in Sunbury, Northumberland, and Milton, Pennsylvania. The percentage of net sales contributed by each class of similar products for each of the five fiscal years ended December 29, 2001 was:

               Year Grocery Meat Produce Pharmacy Pet Supply Other 1997 56.00 13.84 11.06 5.25 4.43 9.42
               1998     55.63     13.74     11.60     5.94      4.01      9.08
               1999     55.56     13.88     11.97     6.62      3.27      8.70
               2000     57.13     15.09     12.65     7.75      3.15      4.23
               2001     57.28     15.41     12.84     8.82      3.23      2.42

(c)(1)(vi) The company has its own distribution centers located within a 15 mile radius of its corporate offices in Sunbury, Pennsylvania. The company is required to use a significant amount of working capital to provide for the required amount of inventory to meet demand for its products through efficient use of buying power and effective utilization of space in the warehouse facilities.

(c)(1)(x) The business of the company is highly competitive. The number of competitors and the amount of competition experienced by the company's stores vary by market area. National, regional and local food chains, as well as independent food stores comprise the company's principal competition, although the company also faces substantial competition from convenience stores, membership warehouse clubs, specialty retailers, supercenters and large-scale drug and pharmaceutical chains. The company competes based on price, quality, location and service.

(c)(1)(xiii)   The company has approximately 19,000 employees.

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

Item 3.        Legal Proceedings:

               Neither the company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business.

Item 4.        Submission of Matters to a Vote of Security Holders:

               There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters:

               The trading symbol for the company's common stock on the NYSE is "WMK." The approximate number of shareholders including individual participants in security positions listings on December 29, 2001 as provided by the company's transfer agent was 5,983. The following table sets forth, for the periods indicated, the high and low stock prices for the company's common stock as reported by NYSE and the dividends paid per share.

                             2001                                2000
                         Stock Price      Dividend    Stock Price      Dividend
              Quarter   High       Low   Per Share   High       Low   Per Share
               First  $ 38.25   $ 32.48   $ .27    $ 45.25   $ 34.19   $ .26
               Second   35.70     31.45     .27      35.81     32.00     .26
               Third    35.30     25.80     .27      37.13     32.44     .27
               Fourth   29.76     26.52     .27      42.75     34.31     .27


Item 6.        Selected Financial Data:

               The following selected historical financial information has been derived from the company's audited consolidated financial statements. This information should be read in connection with the company's Consolidated Financial Statements and the Notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in
               Item 7.


                                     Weis Markets, Inc.

                               Five Year Review of Operations

                              52 Weeks        53 Weeks        52 Weeks        52 Weeks          52 Weeks
(dollars in thousands,         Ended           Ended           Ended           Ended             Ended
except per share amounts)  Dec. 29, 2001   Dec. 30, 2000   Dec. 25, 1999   Dec. 26, 1998    Dec. 27, 1997
Net sales                  $   1,988,246   $   2,060,976   $   2,004,947   $   1,867,492    $   1,818,816
Costs and expenses             1,925,306       1,980,893       1,911,912       1,791,066        1,733,686
_________________________________________________________________________________________________________
Income from operations            62,940          80,083          93,035          76,426           85,130
Other income and expense          18,907          36,729          30,980          58,072           33,452
_________________________________________________________________________________________________________
Income before provision
 for income taxes                 81,847         116,812         124,015         134,498          118,582
Provision for income taxes        31,792          42,989          44,290          50,815           40,388
_________________________________________________________________________________________________________
Net income                        50,055          73,823          79,725          83,683           78,194
Retained earnings,
 beginning of year             1,069,986       1,040,354       1,003,170         960,419          921,572
_________________________________________________________________________________________________________
                               1,120,041       1,114,177       1,082,895       1,044,102          999,766
Stock purchase
 and cancellation                434,317           ---             ---             ---              ---
Cash dividends                    37,202          44,191          42,541          40,932           39,347
_________________________________________________________________________________________________________
Retained earnings,
 end of year               $     648,522   $   1,069,986   $   1,040,354   $   1,003,170    $     960,419
_________________________________________________________________________________________________________
Weighted-average
 shares outstanding           32,298,696      41,695,347      41,718,188      41,775,991       41,842,583
_________________________________________________________________________________________________________
Cash dividends per share   $        1.08   $        1.06   $        1.02   $        .98     $        .94
_________________________________________________________________________________________________________
Basic and diluted
 earnings per share        $        1.55   $        1.77   $        1.91   $       2.00     $       1.87
_________________________________________________________________________________________________________
Working capital            $     102,331   $     496,906   $     481,728   $    489,475     $    471,562
Total assets               $     704,185   $   1,085,904   $   1,058,221   $  1,029,202     $    971,752
Long-term obligations      $      25,000   $       ---     $       ---     $      ---       $      ---
Shareholders' equity       $     525,364   $     947,886   $     918,477   $    890,641     $    847,333
Number of grocery stores             163             163             163            158              154
Number of pet supply stores           33              33              34             36               43

                                     4

                              Weis Markets, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

Sales of $1.988 billion generated during the 52-week fiscal year ended December 29, 2001 compared to sales of $2.061 billion in the 53 weeks of fiscal 2000 and $2.005 billion in the 52 weeks of fiscal 1999. These sales amounts reflect a decrease of 3.5% in fiscal 2001 compared to 2000 and an increase of 2.8% in 2000 compared to 1999. Same store sales decreased 1.5% in 2001 and increased 2.5% and 4.0% in 2000 and 1999, respectively.

Total sales in 2001 compared to the prior year decreased as a result of the sale of the company's regional food service division in the second quarter of 2000, an additional week of business in 2000, a weak economy and increasing competitive activity. Excluding sales from year-over-year comparisons that were generated from the food service division and from the additional week in 2000, the company's sales increased .2%. Adjusting for the extra week of sales, same store sales increased .5% in 2001 and .4% in 2000.

Gross profit as a percentage of sales increased from 25.4% in 1999 to 26.3% in 2000 and to 26.7% in 2001. Gross profit dollars realized on sales in 2001 decreased $11.7 million, or 2.2%, to $531.2 million compared to 2000 and increased $34.3 million in 2000 compared to 1999. Over the past three years, the gross profit rate was impacted by the sale of the food service division and by LIFO inventory adjustments. The food service division's lower gross profit rate slightly decreased the company's overall gross profit percentage in prior years. Although the company cannot precisely measure the effects of inflation or deflation upon its operations because of changes in product mix, pricing and competitive influences, it does not believe that either inflation or deflation have had a material effect on sales or results of operations for the past three years.

Operating, general and administrative expenses in 2001 totaled $468.2 million or 23.6% of sales, compared to 22.4% in 2000 and 20.7% in 1999. On May 7, 2001, the company repurchased approximately 14.5 million shares of its common stock from the family of the late Sigfried Weis for $434.3 million in cash. The company incurred $5.3 million in non-recurring expenses associated with this transaction, accounting for a substantial portion of the overall increase in operating expenses in 2001. The remaining increase in operating expenses was attributable to rising labor and benefit costs, building and equipment repairs and advertising expenditures.

In 2001, the company's investment income of $9.9 million or .5% of sales, decreased $8.7 million or 46.9% compared to the same period a year ago. The company sold the majority of its investment portfolio in the first half of 2001 in order to complete the all cash stock repurchase transaction. In 2000, the company earned $18.6 million in investment income, a $1.3 million decrease from 1999. The company realized gains on the sale of marketable securities of $.6 million in 2001, $1.3 million in 2000 and $3.5 million in 1999.

The company's other income and expense is generated from rental payments, coupon-handling fees, cardboard salvage, gain or loss on the sale of fixed assets and interest expense. Other income in 2001 of $10.4 million or .5% of sales, decreased $7.7 million or 42.6% compared to 2000. In 2000, the company realized $5.8 million in other income from the sale of its food service division. The remaining difference between the years presented is due largely to gains or losses realized on closed store facilities.

Interest expense in 2001 totaled $1.4 million compared to no interest expense in 2000 or 1999. The company entered into a bank credit agreement in fiscal 2001 in order to complete the previously mentioned stock repurchase transaction and to provide funds for general corporate purposes.

The company's combined federal and state effective tax rate was 38.8% in 2001, 36.8% in 2000 and 35.7% in 1999. The tax rate increased in 2001 after the company sold its large position in tax-free investments in order to complete the stock repurchase.

Net income in 2001 was $50.1 million or 2.5% of sales compared with $73.8 million or 3.6% of sales in 2000 and $79.7 million or 4.0% of sales in 1999. Basic and diluted earnings per share of $1.55 in 2001 compared to $1.77 in 2000 and $1.91 in 1999. Several unusual items notably affected net income and basic and diluted earnings per share in all three years as previously noted in this report. Basic and diluted earnings per share are computed using weighted-average shares outstanding. At the end of 2001, the company had 27.2 million shares of common stock outstanding, a reduction of 14.5 million shares compared to the prior year. The impact from the company's large stock repurchase was partially realized in the company's earnings per share results for 2001 and will be fully realized in 2002.

As of the end of the fiscal year, Weis Markets, Inc. operated 163 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

                              Weis Markets, Inc.

Liquidity and Capital Resources

Net cash provided by operating activities was $113.9 million in 2001 compared with $125.6 million in 2000 and $111.9 million in 1999. Accounts payable increased $15.0 million in 2001 compared to 2000 due to improved cash management. Accounts receivable decreased in 2000 after the sale of the company's food service division. Working capital decreased 79.4% in 2001, increased 3.2% in 2000, and decreased 1.6% in 1999. The considerable decline in working capital in the current year resulted from the sale of most of the company's investment portfolio in order to fund the large repurchase of common stock.

Net cash provided by investing activities during 2001 was $322.8 million compared to $82.4 million used in 2000 and $70.0 million used in 1999. In 2000 and 1999, these funds were used primarily for the purchase of new securities and the purchase of property and equipment. Property and equipment purchases during fiscal 2001 totaled $48.1 million compared to $56.3 million in 2000 and $86.7 million in 1999. Intangible and other assets increased $13.4 million in 2000 with grocery store acquisitions. As a percentage of sales, capital expenditures were 2.4%, 3.4% and 4.3% in 2001, 2000 and 1999, respectively.

The capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $67.4 million in 2002.

Net cash used in financing activities during 2001 was $446.8 million compared to $44.4 million in 2000 and $44.8 million in 1999. The repurchase and cancellation of 14.5 million shares of common stock in May cost the company $434.3 million. The company entered into a bridge credit agreement to provide funds for general corporate purposes in May of 2001. The availability under the bridge loan is on a revolving basis with a final maturity of March 29, 2002. As of December 29, 2001, the unused portion of the credit line was $20 million. The company signed a commitment letter to establish a three-year unsecured revolving credit facility in the amount of $100 million to provide funds to refinance the bridge loan facility and for general corporate purposes including working capital and letters of credit. Management anticipates completion of this new long-term credit facility before the March bridge loan maturity date.

Total cash dividend payments on common stock amounted to $1.08 per share in 2001 compared to $1.06 in 2000 and $1.02 in 1999. Treasury stock purchases in the last three years were minimal. The Board of Directors' 1996 resolution authorizing the purchase of 1,000,000 shares of treasury stock has a remaining balance of 564,677 shares. The company has no other commitment of capital resources as of December 29, 2001, other than the lease commitments on its store facilities under operating leases that expire at various dates up to 2024.

The company's earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and long-term debt. The company's marketable securities currently consist of Pennsylvania tax-free state and municipal bonds, U.S. Treasury securities, equity securities and other short-term investments. The fair value of the variable rate notes classified under long-term debt is sensitive to changes in LIBOR.

By their nature, these financial instruments inherently expose the holders to market risk. The extent of the company's interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the company believes that its exposure in this area is not material.

Under its current policies, the company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations. Historically, the company's principal investment strategy of obtaining marketable securities with maturity dates between one and five years helps minimize market risk and maintains a balance between risk and return. The equity securities owned by the company consist primarily of stock held in large capitalized companies trading on public security exchange markets. Weis Markets' management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure is located in item 7A.


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

                              Weis Markets, Inc.

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk:

                              Quantitative Disclosures About Market Risk

(dollars in thousands)                                   Expected Maturity Dates Fair Value
December 29, 2001                     2002       2003       2004       2005       2006      Thereafter Total   Dec. 29, 2001
Rate sensitive assets:
Fixed interest rate securities      $      15  $   1,000  $   1,500  $   ---    $   ---    $   ---    $   2,515  $   2,584
  Average interest rate                 4.97%      4.48%      4.40%      ---        ---        ---        4.73%
Variable interest rate securities   $  11,930      ---        ---        ---        ---        ---    $  11,930  $  11,930
  Average interest rate                 2.80%      ---        ---        ---        ---        ---        2.80%
Rate sensitive liabilities:
Variable interest rate securities   $  25,000  $   ---    $   ---    $   ---    $   ---    $   ---    $  25,000  $  25,000
  Average interest rate                 3.00%      ---        ---        ---        ---        ---        3.00%

(dollars in thousands)                                   Expected Maturity Dates Fair Value
December 30, 2000                     2001    2002    2003    2004    2005    Thereafter      Total   Dec. 30, 2000
Rate sensitive assets:
Fixed interest rate securities      $ 301,531  $  29,675  $  20,920  $  13,850  $  25,820  $   ---    $ 391,796  $ 392,405
  Average interest rate                 4.29%      4.30%      4.30%      4.33%      4.43%      ---        4.31%
Variable interest rate securities   $   1,446  $   ---    $   ---    $   ---    $   ---    $   ---    $   1,446  $   1,446
  Average interest rate                4.00%       ---        ---        ---        ---        ---        4.00%

Other relevant market risks
The company's equity securities at December 30, 2000 had a cost basis of $3,131,000 and a fair value of $16,367,000. The dividend yield realized on these equity investments was 2.52% in 2000. The company's equity securities at December 29, 2001 had a cost basis of $3,125,000 and a fair value of $14,161,000. The dividend yield realized on these equity investments was 2.90% in 2001. Market risk, as it relates to equities owned by the company, is discussed within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within item 7.

                              Weis Markets, Inc.

Item 8. Financial Statements and Supplementary Data:

                            Consolidated Balance Sheets

(dollars in thousands)
December 29, 2001 and December 30, 2000                  2001           2000
______________________________________________________________________________
Assets
Current:
  Cash                                             $      3,255   $      3,389
  Marketable securities                                  28,675        410,218
  Accounts receivable, net                               26,530         25,080
  Inventories                                           169,952        168,541
  Prepaid expenses                                        8,294          6,821
  Income taxes recoverable                                3,395          3,144
______________________________________________________________________________
     Total current assets                               240,101        617,193
______________________________________________________________________________
Property and equipment, net                             439,977        441,819
Intangible and other assets, net                         24,107         26,892
______________________________________________________________________________
                                                   $    704,185   $  1,085,904
==============================================================================

Liabilities
Current:
  Accounts payable                                 $     98,382   $     78,162
  Accrued expenses                                       11,043         18,360
  Accrued self-insurance                                 15,040         12,959
  Payable to employee benefit plans                       8,672          8,663
  Deferred income taxes                                   4,633          2,143
______________________________________________________________________________

    Total current liabilities                           137,770        120,287
______________________________________________________________________________
Deferred income taxes                                    16,051         17,731
Long-term debt                                           25,000          ---
______________________________________________________________________________

Shareholders' Equity
Common stock, no par value,
 100,800,000 shares authorized,
 32,978,037 and 47,453,979 shares
 issued, respectively                                     7,630          7,594
Retained earnings                                       648,522      1,069,986
Accumulated other comprehensive income
 (Net of deferred taxes of $4,595 in 2001
 and $5,166 in 2000)                                      6,479          7,284
______________________________________________________________________________
                                                        662,631      1,084,864
Treasury stock at cost, 5,774,830 and
 5,766,122 shares, respectively                        (137,267)      (136,978)
______________________________________________________________________________
    Total shareholders' equity                         525,364         947,886
______________________________________________________________________________
                                                  $    704,185    $  1,085,904
==============================================================================

See accompanying notes to consolidated financial statements.

                              Weis Markets, Inc.

                        Consolidated Statements of Income

(dollars in thousands, except per share amounts)
For the Fiscal Years Ended December 29, 2001,
December 30, 2000 and December 25, 1999      2001         2000         1999
______________________________________________________________________________
Net sales                                $ 1,988,246  $ 2,060,976  $ 2,004,947
Cost of sales, including warehousing
 and distribution expenses                 1,457,066    1,518,113    1,496,375
______________________________________________________________________________
  Gross profit on sales                      531,180      542,863      508,572
Operating, general and
 administrative expenses                     468,240      462,780      415,537
______________________________________________________________________________
  Income from operations                      62,940       80,083       93,035
Investment income                              9,860       18,557       19,892
Other income and expense                       9,047       18,172       11,088
______________________________________________________________________________
  Income before provision for
   income taxes                               81,847      116,812      124,015
Provision for income taxes                    31,792       42,989       44,290
______________________________________________________________________________
Net income                               $    50,055  $    73,823  $    79,725
==============================================================================
Weighted-average shares outstanding       32,298,696   41,695,347   41,718,188
Cash dividends per share                 $      1.08  $      1.06  $      1.02
Basic and diluted earnings per share     $      1.55  $      1.77  $      1.91
______________________________________________________________________________

See accompanying notes to consolidated financial statements.

                                 Weis Markets, Inc.

                  Consolidated Statements of Shareholders' Equity

                                                                      Accumulated
(dollars in thousands)                                                    Other           Total
For the Fiscal Years Ended December 29, 2001,       Common  Retained        Comprehensive   Treasury        Shareholders'
December 30, 2000 and December 25, 1999         Stock   Earnings        Income  Stock   Equity
_______________________________________________________________________________________________________________________
Balance at December 26, 1998                        $     7,471  $  1,003,170  $     14,436  $   (134,436)  $    890,641
  Net income                                              ---          79,725         ---           ---           79,725
  Other comprehensive income                              ---           ---          (7,093)        ---           (7,093)
                                                                                                            ____________
    Comprehensive income                                                                                          72,632
                                                                                                            ____________
  Shares issued for options (3,300 shares)                  88          ---           ---           ---               88
  Treasury stock purchased (67,269 shares)                ---           ---           ---          (2,343)        (2,343)
  Dividends paid                                          ---         (42,541)        ---           ---          (42,541)
________________________________________________________________________________________________________________________
Balance at December 25, 1999                             7,559      1,040,354         7,343      (136,779)       918,477
  Net income                                             ---           73,823         ---           ---           73,823
  Other comprehensive income                             ---            ---             (59)        ---              (59)
                                                                                                            ____________
    Comprehensive income                                                                                          73,764
                                                                                                            ____________
  Shares issued for options (1,250 shares)                  35          ---           ---           ---               35
  Treasury stock purchased (5,268 shares)                ---            ---           ---            (199)          (199)
  Dividends paid                                         ---          (44,191)        ---           ---          (44,191)
________________________________________________________________________________________________________________________
Balance at December 30, 2000                             7,594      1,069,986         7,284      (136,978)       947,886
  Net income                                             ---           50,055         ---           ---           50,055
  Other comprehensive income                             ---            ---            (805)        ---             (805)
                                                                                                            ____________
    Comprehensive income                                                                                          49,250
                                                                                                            ____________
  Shares issued for options (1,300 shares)                  36          ---           ---           ---               36
  Shares purchased and cancelled (14,477,242 shares)     ---         (434,317)        ---           ---         (434,317)
  Treasury stock purchased (8,708 shares)                ---            ---           ---            (289)          (289)
  Dividends paid                                         ---          (37,202)        ---           ---          (37,202)
________________________________________________________________________________________________________________________
Balance at December 29, 2001                        $    7,630  $     648,522  $      6,479  $   (137,267)  $    525,364
========================================================================================================================

See accompanying notes to consolidated financial statements.

                              Weis Markets, Inc.

                    Consolidated Statements of Cash Flows

(dollars in thousands)
For the Fiscal Years Ended December 29, 2001,
December 30, 2000 and December 25, 1999        2001         2000         1999
______________________________________________________________________________
Cash flows from operating activities:
Net income                               $    50,055  $    73,823  $    79,725
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation                              43,755       44,169       41,097
    Amortization                               7,222        6,682        5,179
   (Gain) loss on sale of fixed assets         1,629       (5,913)        (525)
    Gain on sale of other assets               ---          ---         (3,413)
    Gain on sale of marketable securities       (570)      (1,279)        (123)
    Changes in operating assets and liabilities:
      Increase in inventories                 (1,411)      (1,395)      (8,208)
     (Increase) decrease in accounts receivable
       and prepaid expenses                   (2,923)       8,508       (2,695)
     (Increase) decrease in income
       taxes recoverable                        (251)       1,194       (4,338)
      Increase (decrease) in accounts payable and
       other liabilities                      14,993       (2,696)      11,399
      Decrease in income taxes payable         ---          ---         (6,421)
      Increase in deferred income taxes        1,381        2,472          209
______________________________________________________________________________
   Net cash provided by operating activities 113,880      125,565      111,886
______________________________________________________________________________

Cash flows from investing activities:
  Purchase of property and equipment         (48,046)     (56,331)     (86,660)
  Proceeds from the sale of property
   and equipment                                  86       11,714        1,641
  Proceeds from the sale of other assets       ---          ---          8,012
  Purchase of marketable securities         (299,064)    (259,574)     (62,565)
  Proceeds from maturities of
   marketable securities                     556,141      108,154       69,479
  Proceeds from sale of
   marketable securities                     123,660      127,043          125
  Increase in intangible and other assets        (19)     (13,379)       ---
______________________________________________________________________________
   Net cash provided by (used in) investing
    activities                               322,758      (82,373)     (69,968)
______________________________________________________________________________

Cash flows from financing activities:
  Proceeds from long-term debt, net           25,000        ---          ---
  Proceeds from issuance of common stock          36           35           88
  Dividends paid                             (37,202)     (44,191)     (42,541)
  Purchase and cancellation of stock        (434,317)       ---          ---
  Purchase of treasury stock                    (289)        (199)      (2,343)
______________________________________________________________________________
   Net cash used in financing activities    (446,772)     (44,355)     (44,796)
______________________________________________________________________________
Net decrease in cash                            (134)      (1,163)      (2,878)
Cash at beginning of year                      3,389        4,552        7,430
______________________________________________________________________________
Cash at end of year                      $     3,255  $     3,389  $     4,552
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

                              Weis Markets, Inc.

Notes to Consolidated Financial Statements

Note 1   Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the company's consolidated financial statements:

(a)  Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2001.

(b)  Definition of Fiscal Year
The company's fiscal year ends on the last Saturday in December. Fiscal 2001, 2000 and 1999 were comprised of 52 weeks, 53 weeks and 52 weeks, respectively.

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

(g)  Intangible Assets
Intangible assets are generally amortized over periods ranging from 15 to 20 years.

(h)  Insurance Programs
The company maintains self-insurance programs for the majority of its employee health care benefits and workers compensation claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The company is liable for employee health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $1,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $0 to $500,000.

                              Weis Markets, Inc.

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

(l)  Advertising Costs
The company expenses advertising costs as incurred. The company recorded advertising expense of $26.3 million in 2001, $25.4 million in 2000 and $22.9 million in 1999.

(m)  New Accounting Standards
As of December 30, 2001, the company adopted Emerging Issues Task Force Issue Nos. 00-14, "Accounting for Certain Sales Incentives;" 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to Be Delivered in the Future;" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" (EITF Issues). These EITF Issues establish new rules for accounting for certain sales incentives, loyalty programs and vendor contracts; however, the adoption of these EITF Issues will not have an impact on the company's net income or shareholders' equity. These EITF Issues require certain sales incentives, which prior to adoption were reported as expenses or costs of goods sold, to be classified as a reduction of revenue. Prior year financial statements will be reclassified to conform to the requirements of these EITF Issues.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141) and No. 142, "Goodwill and Other Intangible Assets" (Statement
No. 142) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

The company will apply Statement No. 142 beginning in the first quarter of fiscal 2002. Application of the statement is expected to result in an increase in pre-tax income of approximately $1.4 million for fiscal 2002 due to the elimination of amortization of goodwill. During fiscal 2002, the company will perform the required impairment tests of goodwill. The company has not yet determined what the effect of these impairment tests will be on the earnings and financial position of the company.

(n)  Earnings Per Share
Basic and diluted earnings per share are the same amounts for each period presented.

(o)  Use of Estimates
Management of the company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                              Weis Markets, Inc.

Note 2  Marketable Securities
Marketable securities, as of December 29, 2001 and December 30, 2000, consisted of:

                                                    Gross     Gross
                                                 Unrealized Unrealized
(dollars in thousands)                 Amortized   Holding   Holding     Fair
December 29, 2001                        Cost       Gains     Losses    Value
______________________________________________________________________________
Available-for-sale:
Pennsylvania state and municipal bonds $   1,524 $   ---   $   ---   $   1,524
U.S. Treasury securities                   1,022        38     ---       1,060
Equity securities                          3,125    11,036     ---      14,161
Other short-term investments              11,930     ---       ---      11,930
______________________________________________________________________________
                                       $  17,601 $  11,074 $   ---   $  28,675
==============================================================================

                                                    Gross     Gross
                                                 Unrealized Unrealized
(dollars in thousands)                 Amortized   Holding   Holding     Fair
December 30, 2000                        Cost       Gains     Losses    Value
______________________________________________________________________________
Available-for-sale:
Pennsylvania state and municipal bonds $ 145,075 $      90 $     884 $ 144,281
U.S. Treasury securities                   1,022         8     ---       1,030
U.S. Government federal agency notes     247,094     ---       ---     247,094
Equity securities                          3,131    13,236     ---      16,367
Other short-term investments               1,446     ---       ---       1,446
______________________________________________________________________________
                                       $ 397,768 $  13,334 $     884 $ 410,218
==============================================================================

      Maturities of marketable securities classified as available-for-sale at December 29, 2001, were as follows:

                                               Amortized         Fair
(dollars in thousands)                            Cost          Value
______________________________________________________________________
Available-for-sale:
Due within one year                         $     11,945  $     11,945
Due after one year through five years              2,531         2,569
Equity securities                                  3,125        14,161
______________________________________________________________________
                                            $     17,601  $     28,675
======================================================================

See additional disclosures regarding marketable securities in notes 1(d) and 12.

                              Weis Markets, Inc.

Note 3  Inventories
Merchandise inventories, as of December 29, 2001 and December 30, 2000, were valued as follows:

(dollars in thousands)                                      2001         2000
______________________________________________________________________________
LIFO                                                 $    134,544 $    135,632
Average cost                                               35,408       32,909
______________________________________________________________________________
                                                     $    169,952 $    168,541
==============================================================================

      If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $41,014,000 and $42,908,000 higher than as reported on the above methods as of December 29, 2001 and December 30, 2000, respectively.

      Although management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the company's circumstances, the following summary of net income and per share amounts based on the use of the average cost method for valuing all inventories is presented for comparative purposes.

(dollars in thousands,
 except per share amounts)          2001            2000           1999
_________________________________________________________________________
Net income                   $     48,947    $     73,477    $     79,368
Basic and diluted
 earnings per share          $       1.52    $       1.76    $       1.90
=========================================================================

Note 4  Property and Equipment
Property and equipment, as of December 29, 2001 and December 30, 2000, consisted of:

                                   Useful Life
(dollars in thousands)              (in years)           2001            2000
______________________________________________________________________________
Land                                              $     69,103    $     63,341
Buildings and improvements             10-60           325,775         312,462
Equipment                               3-12           475,472         462,079
Leasehold improvements                  5-20            99,692          97,310
______________________________________________________________________________
   Total, at cost                                      970,042         935,192
Less accumulated depreciation
 and amortization                                      530,065         493,373
______________________________________________________________________________
                                                  $    439,977    $    441,819
==============================================================================

                              Weis Markets, Inc.

Note 5  Lease Commitments
At December 29, 2001, the company leased approximately 59% of its open store facilities under operating leases that expire at various dates up to 2024. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the company may extend the lease terms from 5 to 20 years.

Rent expense on all leases consisted of:
(dollars in thousands)                       2001          2000         1999
______________________________________________________________________________
Minimum annual rentals                $     29,706  $     27,685  $     25,794
Contingent rentals                             219           297           286
______________________________________________________________________________
                                      $     29,925  $     27,982  $     26,080
==============================================================================

      The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 29, 2001.

(dollars in thousands)
______________________________________________________________________________
2002                                                            $       28,861
2003                                                                    28,122
2004                                                                    26,892
2005                                                                    23,415
2006                                                                    21,370
Thereafter                                                             155,982
______________________________________________________________________________
                                                                $      284,642
==============================================================================

      The company has $1,435,000 accrued for future minimum rental payments due on previously closed stores, reduced by the estimated sub-rental income to be received. The future minimum rental payments required under operating leases for these locations are included in the above schedule.

      As of December 29, 2001, the future minimum rentals to be received under non-cancelable leases and subleases were $5,431,000.

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

      The company's supplemental retirement plans provide for the payment of specific amounts of annual retirement benefits to the officers or to their beneficiaries over an actuarially computed normal life expectancy. The actuarial present value of accumulated benefits amounted to $7,551,000 and $7,536,000 at December 29, 2001 and December 30, 2000, respectively.

Retirement plan costs amounted to:
(dollars in thousands)                2001            2000            1999
___________________________________________________________________________
Retirement savings plan         $       955     $       945     $       907
Profit-sharing plan                     850             850             850
Employee stock bonus plan                40              40              40
Supplemental retirement plans           303             617             600
___________________________________________________________________________

                                $     2,148     $     2,452     $     2,397
===========================================================================

      The company has no other post-retirement benefit plans.

                              Weis Markets, Inc.

Note 7  Incentive Plans
(a)  Stock Option Plan
The company has an incentive stock option plan for officers and other key employees under which 191,039 shares of common stock are reserved for issuance at December 29, 2001. Under the terms of the plan, option prices are 100% of the "fair market value" of the shares on the date granted. Options granted are immediately exercisable and expire ten years after date of grant.

      Changes during the three years ended December 29, 2001, in options outstanding under the plan were as follows:

                                               Weighted-Average      Shares
                                                Exercise Price    Under Option
____________________________________________________________________________
Balance, December 26, 1998                            $31.14          59,618
Granted                                               $37.53          41,761
Exercised                                             $26.79          (3,300)
Forfeited                                             $31.46         (12,359)
____________________________________________________________________________
Balance, December 25, 1999                            $34.37          85,720
Granted                                               $35.13          35,450
Exercised                                             $27.30          (1,250)
Forfeited                                             $33.53          (3,400)
____________________________________________________________________________
Balance, December 30, 2000                            $34.70         116,520
Granted                                               $32.72           5,750
Exercised                                             $27.81          (1,300)
Forfeited                                             $35.40            (950)
____________________________________________________________________________
Balance, December 29, 2001                            $34.68         120,020
============================================================================

      Exercise prices for options outstanding as of December 29, 2001 ranged from $26.25 to $37.94. The weighted-average remaining contractual life of those options is 5.9 years. As of December 29, 2001, all options are exercisable.

(b)  Company Appreciation Plan
Under the company appreciation plan, officers and other employees are awarded rights equivalent to shares of company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the original date of issue is paid in cash to the participants.

      During 2001, 2000 and 1999, 20,100, 56,750 and 55,200 rights, respectively, were awarded under the program. Earnings were credited $188,000 in 2001, credited $95,000 in 2000 and charged $295,000 in 1999 for appropriate changes to the accrued expense for this plan.

Note 8  Long-Term Debt
The company entered into an unsecured $60 million bridge credit agreement on May 7, 2001, to provide funds for general corporate purposes. The availability under the bridge credit agreement, which was reduced to $45 million on November 15, 2001, is on a revolving basis with a final maturity of March 29, 2002. As of December 29, 2001, the unused portion of the facility was $20 million, of which the company incurs a commitment fee of ..25% on the unused balance. The debt amount outstanding at December 29, 2001 is classified as long-term based upon management's intent to refinance under this facility.

      On June 18, 2001, the company signed a commitment letter to establish a three-year unsecured revolving credit facility in the amount of $100 million to provide funds to repay the bridge loan facility and for general corporate purposes including working capital and letters of credit. Management anticipates completion of this new long-term credit facility before the March bridge loan maturity date.

      The weighted-average interest rate for funds borrowed via the credit facility was 3.0% as of December 29, 2001.

                              Weis Markets, Inc.

Note 9  Income Taxes
The provision for income taxes consists of:

(dollars in thousands)                   2001          2000          1999
__________________________________________________________________________
Currently payable:
Federal                           $     26,637  $     31,367  $     31,998
State                                    3,773         9,150        12,083
Deferred:
Federal                                  1,005         2,151         1,546
State                                      377           321        (1,337)
__________________________________________________________________________
                                  $     31,792  $     42,989  $     44,290
==========================================================================

The following is a reconciliation between the applicable income tax expense and the amount of income taxes that would have been provided at the Federal statutory rate. The statutory rate was 35% in 2001, 2000 and 1999.

(dollars in thousands)                   2001          2000          1999
__________________________________________________________________________
Tax at statutory rate             $     28,646  $     40,884  $     43,405
State income taxes, net
 of federal income tax benefit           2,697         5,204         7,282
Other (principally tax-exempt
 investment income in 2000 and 1999)       449        (3,099)       (6,397)
__________________________________________________________________________
Actual provision (effective tax
 rate 38.8%, 36.8% and 35.7%,
 respectively)                    $     31,792  $     42,989  $     44,290
==========================================================================

     Cash paid for income taxes was $30,051,000, $39,729,000 and $52,809,000 in
2001, 2000 and 1999, respectively.

      The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 29, 2001 and December 30, 2000, are presented below:

(dollars in thousands)                        2001            2000
___________________________________________________________________
Deferred tax assets:
 Accounts receivable                    $       675     $       858
 Compensated absences                           680             692
 Employee benefit plans                       4,852           4,606
 General liability insurance                  1,699           1,178
 Litigation settlement                        ---             2,033
 Nondeductible accruals and other               310             306
___________________________________________________________________
  Total deferred tax assets                   8,216           9,673
___________________________________________________________________
Deferred tax liabilities:
 Inventories                                 (8,254)         (6,650)
 Unrealized gain on marketable securities    (4,595)         (5,166)
 Depreciation                               (16,051)        (17,731)
___________________________________________________________________
  Total deferred tax liabilities            (28,900)        (29,547)
___________________________________________________________________
 Net deferred tax liability            $    (20,684)   $    (19,874)
___________________________________________________________________
Current deferred liability - net       $     (4,633)   $     (2,143)
Noncurrent deferred liability - net         (16,051)        (17,731)
___________________________________________________________________
 Net deferred tax liability            $    (20,684)   $    (19,874)
===================================================================

                              Weis Markets, Inc.

Note 10  Comprehensive Income
(dollars in thousands)                      2001          2000          1999
_____________________________________________________________________________
Net income                           $     50,055  $     73,823  $     79,725
Other comprehensive income by
 component, net of tax: Unrealized
 holding gains (losses) arising during
 period(Net of deferred taxes of $335,
 $488 and $(5,031), respectively)            (471)          690        (7,093)
Reclassification adjustment for gains
 included in net income(Net of deferred
 taxes of $236, $530 and $0, respectively)   (334)         (749)         ---
_____________________________________________________________________________
Other comprehensive income, net of tax       (805)          (59)       (7,093)
_____________________________________________________________________________
Comprehensive income                 $     49,250  $     73,764  $     72,632
=============================================================================

Note 11  Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2001 and 2000 are as follows:

(dollars in thousands,
except per share amounts)                 Thirteen Weeks Ended
______________________________________________________________________________
                       Mar. 31, 2001 June 30, 2001 Sep. 29, 2001 Dec. 29, 2001
______________________________________________________________________________
Net sales              $    489,095  $    492,414  $    498,832  $    507,905
Gross profit on sales       130,186       131,195       135,854       133,945
Net income                   17,194         8,706        11,703        12,452
Basic and diluted
 earnings per share             .41           .26           .43           .46

                                                                   Fourteen
(dollars in thousands,                                               Weeks
except per share amounts)         Thirteen Weeks Ended               Ended
______________________________________________________________________________
                       Mar. 25, 2000 June 24, 2000 Sep. 23, 2000 Dec. 30, 2000
______________________________________________________________________________
Net sales              $    519,750  $    508,957  $    485,875  $    546,394
Gross profit on sales       130,063       134,878       133,326       144,596
Net income                   17,878        21,658        19,103        15,184
Basic and diluted
 earnings per share             .43           .52           .46           .36

Note 12  Fair Value Information
The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair values of the company's marketable securities, as disclosed in Note 2, are based on quoted market prices. The carrying amount for long-term debt approximates fair value based upon the company's incremental borrowing rates.

Note 13  Acquisitions
On January 17, 2000 and January 31, 2000, the company acquired two stores located in central Pennsylvania and two stores in Maryland from Fleming Food Companies, Inc. On February 22, 1999, the company acquired four stores located in central Pennsylvania from Penn Traffic, Inc. These acquisitions were cash-only transactions accounted for by the purchase method. Goodwill arising from these transactions, which is not material, is currently amortized over a 15-year period on a straight-line basis.

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

                              Weis Markets, Inc.

                       Report of Independent Auditors

The Board of Directors and Shareholders
Weis Markets, Inc.
Sunbury, Pennsylvania

      We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 29, 2001 and December 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.



Harrisburg, PA                                            Ernst & Young LLP
January 31, 2002

                              Weis Markets, Inc.

                                   PART III

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

                None.

Item 10.        Directors and Executive Officers of the Registrant:

"Election of Directors" on pages 5 and 6 of the Weis Markets, Inc. definitive proxy statement dated March 8, 2002 is incorporated herein by reference.

Officers not listed in the Weis Markets, Inc. definitive proxy statement dated March 8, 2002:

Robert P. Hermanns. The company hired Mr. Hermanns in 2001 as Vice President Chief Operating Officer. Mr. Hermanns served as Chief Executive Officer of Shopeze in 1999 and 2000 and was Chief Operating Officer for Procurement and Logistics at American Stores Company from 1995 through 1997.

Edward W. Rakoskie, Jr. The company has employed Mr. Rakoskie since 1962 in various operations positions. Mr. Rakoskie served as Vice President Store Operations from 1995 through 1997 and was promoted to Vice President of Operations in 1998.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that directors and officers of the Company and beneficial owners of more than 10% of its Common Stock file reports with the Securities and Exchange Commission with respect to changes in their beneficial ownership of equity securities of the company. Ellen W. P. Wasserman became a ten percent owner, on May 7th 2001, due to the company buy back of 14,447,242 shares from the family members of the late Sigfried Weis. The required Form 3 was not filed within 10 days of the event, but was filed at a later date. Mrs. Wasserman's ownership was reported correctly in the Company Proxy Statement dated May 28, 2001.

Item 11.        Executive Compensation:

"Committees of the Board and Meeting Attendance," Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Option/SAR Grants in Last Fiscal Year," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values," "Board Compensation Committee Report on Executive Compensation," "Shareholder Return Performance," "Comparative Five-Year Total Returns," and "Retirement Plans," on pages 6 through 11 of the Weis Markets, Inc. definitive proxy statement dated March 8, 2002 are incorporated herein by reference.


Item 12.        Security Ownership of Certain Beneficial Owners and Management:

"Outstanding Voting Securities and Voting Rights" on page 4 of the Weis Markets, Inc. definitive proxy statement dated March 8, 2002 is incorporated herein by reference.


Item 13.        Certain Relationships and Related Transactions:

Other Arrangements: Central Properties, Inc., a Pennsylvania corporation ("Central Properties"), owns the land under a company store and an adjacent parking lot in Lebanon, Pennsylvania. Central Properties leased these properties to the company for $80,049 in 2001. The stockholders of Central Properties include Michael M. Apfelbaum and certain of his family members, Jonathan H. Weis and Robert F. Weis, each of whom is a director of the company.

                              Weis Markets, Inc.

                                    PART IV

Item 14.       Exhibits, Financial Statements, Schedules and Reports on Form
               8-K:

(a) See Part II Item 8 "Financial Statements and Supplementary Data" contained within this document. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) There were no reports on Form 8-K filed during the quarter ended December 29, 2001.

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

                       Exhibits 10-A and 10-B have been filed as exhibits under Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 31, 1994 and are incorporated herein by reference.

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


                                              WEIS MARKETS, INC.
                                                  (Registrant)



Date 03/08/2002                             /s/   Robert F. Weis
     __________                             ___________________________
                                                  Robert F. Weis
                                            Chairman of the Board of
                                                      Directors,
                                              and Treasurer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date 03/08/2002                             /s/   Robert F. Weis
     __________                             ___________________________
                                                  Robert F. Weis
                                             Chairman of the Board of
                                                      Directors,
                                             and Treasurer and Director



Date 03/08/2002                             /s/   Norman S. Rich
     __________                             ___________________________
                                                  Norman S. Rich
                                               President and Director



Date 03/08/2002                             /s/   William R. Mills
     __________                             ___________________________
                                                 William R. Mills
                                         Vice President Finance, Secretary
                                                    and Director



Date 03/08/2002                             /s/   Jonathan H. Weis
     __________                             ___________________________
                                                  Jonathan H. Weis
                                               Vice President Property
                                              Management and Development
                                                     and Director



Date 03/07/2002                             /s/   Richard E. Shulman
     __________                             ___________________________
                                                  Richard E. Shulman
                                                       Director

                              Weis Markets, Inc.


Date 03/08/2002                             /s/   Michael M. Apfelbaum
     __________                             ___________________________
                                                Michael M. Apfelbaum
                                                      Director





Date 03/07/2002                                /s/  Steven C. Smith
     __________                             ___________________________
                                                   Steven C. Smith
                                                      Director

                               Weis Markets, Inc.
                                                                   EXHIBIT 21

                                WEIS MARKETS, INC.
                         SUBSIDIARIES OF THE REGISTRANT


                                                                Percent
                                                State of        Owned by
                                              Incorporation     Registrant

Albany Public Markets, Inc.                     New York          100%

Dutch Valley Food Company, Inc.                 Pennsylvania      100%

King's Supermarkets, Inc.                       Pennsylvania      100%

Martin's Farm Market, Inc.                      Pennsylvania      100%

Shamrock Wholesale Distributors, Inc.           Pennsylvania      100%

SuperPetz, LLC.                                 Pennsylvania      100%

Weis Transportation, Inc.                       Pennsylvania      100%

WMK Financing, Inc.                             Delaware          100%

WMK Holdings, Inc.                              Delaware          100%

The consolidated financial statements include the accounts of the company and its subsidiaries.