Form 10-Q
period 2002-03-30
WEIS MARKETS INC
filed 2002-05-14
CIK 105418

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For Quarter Ended               March 30, 2002

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

                           Yes      X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, No Par Value                          27,203,707  shares
                                             (Outstanding at end of period)

                                WEIS MARKETS, INC.

                                      INDEX






                                                                      Page No.

  Part I.  Financial Information

   Item 1       Consolidated  Balance Sheets -
                March 30, 2002 and December 29, 2001                      2

                Consolidated Statements of Income  -
                Three Months Ended March 30, 2002
                and March 31, 2001                                        3

                Consolidated Statements of Cash Flows -
                Three Months Ended March 30, 2002
                and March 31, 2001                                        4

                Notes to Consolidated Financial Statements                5

   Item 2       Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7

   Item 3       Quantitative and Qualitative Disclosures
                about Market Risk                                         8


  Part II.  Other Information

   Item 4   Submission of Matters to a Vote of Security Holders           9

   Item 6   Exhibits and Reports on Form 8-K                             10

  Signatures                                                             10

                         PART I - FINANCIAL INFORMATION
                               WEIS MARKETS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                            (dollars in thousands)

                                       March 30, 2002         December 29, 2001
Assets
Current:
  Cash                                   $      3,619              $      3,255
  Marketable securities                        36,965                    28,675
  Accounts receivable, net                     30,335                    26,530
  Inventories                                 158,362                   169,952
  Prepaid expenses                              5,551                     8,294
  Income taxes recoverable                      ---                       3,395
                                          ___________               ___________
    Total current assets                      234,832                   240,101

Property and equipment, net                   432,116                   439,977
Goodwill                                       15,731                    15,731
Other intangible assets                         8,201                     8,376
                                          ___________               ___________
                                        $     690,880              $    704,185
                                          ===========               ===========

Liabilities
Current:
  Accounts payable                      $      80,944              $     98,382
  Accrued expenses                             15,306                    11,043
  Accrued self-insurance                       17,676                    15,040
  Payable to employee benefit plans             8,965                     8,672
  Income taxes payable                          4,608                     ---
  Deferred income taxes                         4,637                     4,633
                                          ___________               ___________
    Total current liabilities                 132,136                   137,770

Deferred income taxes                          16,261                    16,051
Long-term debt                                 10,000                    25,000

Shareholders' Equity
  Common stock, no par value,
  100,800,000 shares authorized,
  32,978,537 and 32,978,037 shares
  issued, respectively                          7,643                     7,630
  Retained earnings                           655,953                   648,522
  Accumulated other comprehensive income
  (Net of deferred taxes of $4,365 in 2002
   and $4,595 in 2001)                          6,154                     6,479
                                          ___________               ___________
                                              669,750                   662,631
  Treasury stock, at cost, 5,774,830 and
   5,774,830 shares, respectively            (137,267)                 (137,267)
                                          ___________               ___________
    Total shareholders' equity                532,483                   525,364
                                          ___________               ___________
                                         $    690,880              $    704,185
                                          ===========               ===========
See accompanying notes to consolidated financial statements.

                               WEIS MARKETS, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)
             (dollars in thousands except per share amounts)

                                                        Three Months Ended
                                          March 30, 2002          March 31, 2001

Net sales                                $    504,423              $    485,695
Cost of sales, including warehousing
 and distribution expenses                    372,740                   358,787
                                          ___________               ___________
   Gross profit on sales                      131,683                   126,908

Operating, general and
   administrative expenses                    111,151                   109,015
                                          ___________               ___________
   Income from operations                      20,532                    17,893

Investment income                                 173                     6,757

Other income and expense                        3,028                     2,207
                                          ___________               ___________
   Income before provision
    for income taxes                           23,733                    26,857

Provision for income taxes                      8,957                     9,663
                                          ___________               ___________
   Net income                            $     14,776              $     17,194
                                          ===========               ===========
Weighted-average shares outstanding        27,203,559                41,692,178
                                          ===========               ===========
Cash dividends per share                 $       0.27              $       0.27
                                          ===========               ===========
Basic and diluted earnings per share     $       0.54              $       0.41
                                          ===========               ===========









See accompanying notes to consolidated  financial statements.

                              WEIS MARKETS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)
                          (dollars in thousands)


                                                      Three Months Ended
                                                March 30, 2002    March 31, 2001
Cash flows from operating activities:
 Net income                                      $     14,776      $     17,194
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                         10,061            10,552
  Amortization                                          1,324             1,696
 (Gain) loss on sale of fixed assets                      (83)              714
  Gain on sale of marketable securities                 ---                (462)
  Changes in operating assets and liabilities:
   Decrease in inventories                             11,590            14,827
  (Increase) decrease in accounts
    receivable and prepaid expenses                    (1,062)            4,693
   Decrease in income taxes recoverable                 3,395             3,144
   Decrease in accounts payable
    and other liabilities                             (10,246)           (2,578)
   Increase in income taxes payable                     4,608             3,562
   Increase in deferred income taxes                      444               738
                                                  ___________       ___________
      Net cash provided by operating
       activities                                      34,807            54,080

Cash flows from investing activities:
 Purchase of property and equipment                    (6,270)          (13,761)
 Proceeds from the sale of property and equipment       3,004                15
 Purchase of marketable securities                     (8,860)         (128,646)
 Proceeds from maturities of marketable securities         15            14,462
 Proceeds from the sale of marketable securities        ---              85,118
                                                  ___________       ___________
      Net cash used in investing activities           (12,111)          (42,812)

Cash flows from financing activities:
 Long-term debt                                       (15,000)            ---
 Proceeds from issuance of common stock                    13                 9
 Dividends paid                                        (7,345)          (11,256)
                                                  ___________       ___________
      Net cash used in financing activities           (22,332)          (11,247)

Net increase in cash                                      364                21
Cash at beginning of period                             3,255             3,389
                                                  ___________       ___________
Cash at end of period                            $      3,619      $      3,410
                                                  ===========       ===========




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

Impact of Recently Issued Accounting Standards: As of December 30, 2001, the company adopted Emerging Issues Task Force Issue Nos. 00-14, "Accounting for Certain Sales Incentives;" 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to Be Delivered in the Future;" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" (EITF Issues). These EITF Issues establish new rules for accounting for certain sales incentives, loyalty programs and vendor contracts; however, the adoption of these EITF Issues will not have an impact on the company's net income or shareholders' equity. These EITF Issues require certain sales incentives, which prior to adoption were reported as expenses or costs of goods sold, to be classified as a reduction of revenue. Prior year financial statements are reclassified to conform to the requirements of these EITF Issues.

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

The company applied Statement No. 142 in the first quarter of fiscal 2002. Application of the statement is expected to result in an increase in pre-tax net income of approximately $1.6 million for fiscal 2002 due to the elimination of amortization of goodwill. During fiscal 2002, the company will perform the required impairment tests of goodwill. The company has not yet determined what the effect of these impairment tests will be on the earnings and financial position of the company.


2) Goodwill and Other Intangible Assets - Adoption of Statement 142

The effect of goodwill on net income and earnings per share, for the three-month period ended March 30, 2002 and March 31, 2001, is as follows:

                                                 Three Months Ended
(dollars in thousands)                           03/30/02             03/31/01
Reported net income                           $     14,776          $    17,194
Add back: Goodwill amortization, net of tax          ---                    323
                                               ___________           __________
Adjusted net income                           $     14,776          $    17,517
                                               ===========           ==========

                                                 Three Months Ended
                                                 03/30/02             03/31/01
Reported basic and diluted earnings per share $      0.54           $      0.41
Add back: Goodwill amortization, net of tax          ---                   0.01
                                               ___________           __________
Adjusted basic and diluted earnings per share $      0.54           $      0.42
                                               ===========           ==========

                              WEIS MARKETS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)
                                  (unaudited)

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the three-month period ended March 30, 2002 and March 31, 2001 are as follows:
                                                       Three Months Ended
(dollars in thousands)                              03/30/02         03/31/01
Net income                                        $     14,776     $     17,194
Other comprehensive income by component,
       net of tax:
 Unrealized gains(losses) on marketable securities        (325)             709
 Less: reclassification adjustment for
       gains included in net income                      ---               (271)
                                                   ___________      ___________
Other comprehensive income, net of tax:                   (325)             438
                                                   ___________      ___________
Comprehensive income                              $     14,451      $    17,632
                                                   ===========      ===========

(4) Property and Equipment
Property and equipment, as of March 30, 2002 and December 29, 2001, consisted of:

                              Useful Life
(dollars in thousands)         (in years)              2002             2001
Land                                             $     68,401      $     69,103
Buildings and improvements        10-60               325,513           325,775
Equipment                          3-12               473,624           475,472
Leasehold improvements             5-20                98,587            99,692
                                                  ___________       ___________
   Total, at cost                                     966,125           970,042
Less accumulated
  depreciation and amortization                       534,009           530,065
                                                  ___________       ___________
                                                 $    432,116      $    439,977
                                                  ===========       ===========

                             WEIS MARKETS, INC.
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Sales for the first quarter ended March 30, 2002, increased 3.9% to $504.4 million compared with $485.7 million in the for the same period a year ago. Identical store sales increased 3.3%. The sales increase was the result of aggressive promotional activity in key markets, continuing enhancements to the company's loyalty-marketing program, and Easter holiday sales, which fell in the second quarter last year. This variation in the calendar will affect the company's results in the second quarter.

      Gross profit of $131.7 million at 26.1% of sales, increased $4.8 million or 3.8% versus the same quarter last year. The gross profit dollar increase was generated from the higher sales volume as the gross profit rate remained constant compared to first quarter of 2001.

      Operating, general and administrative expenses of $111.2 million, at 22.0% of sales, increased $2.1 million, or 2.0% compared to the first quarter last year. The dollar increase in expenses was in direct correlation with the sales volume increase. As a percentage of sales, total operating expenses decreased ..4% compared to first quarter 2001 expenses, which accounted for 22.4% of sales.

      The company's first quarter investment income of $173 thousand decreased $6.6 million or 97.4% compared to the same period a year ago. During the second quarter of 2001, the company sold the majority of its investment portfolio at a small gain in order to complete the all cash stock repurchase transaction.

      The company's other income and expense is generated from rental payments, coupon-handling fees, cardboard salvage, gain or loss on the sale of fixed assets and interest expense. Other income for the quarter of $3.0 million at ..6% of sales, increased $821 thousand, or 37.2%, compared to the first quarter in 2001. The majority of the increase is due to the gain on the sale of a closed store during the quarter.

      The effective tax rate for the first quarter of 2002 was 37.7% compared with 36.0% in 2001. The investment portfolio sold in order to finance the stock repurchase in May of 2001 consisted primarily of Pennsylvania tax-free municipal bonds, which lowered the effective tax rate in the prior year.

      For the three-month period ended March 30, 2002, the company generated $14.8 million in net income, a decrease of 14.1% compared to last year's net income of $17.2 million. This decrease was due to the $6.6 million reduction in investment income, as income from operations increased 14.8%. The company's first quarter basic and diluted earnings per share of $.54 compared to $.41 per share in 2001. The increased earnings per share is partially related to the 34.8% reduction in shares after the large stock purchase in the second quarter of last year.

      As of March 30, 2002, the company was operating 162 retail food stores, with locations in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. The company owns SuperPetz LLC, a chain of 33 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      The company generated $34.8 million in cash flows from operating activities for the three-month period ended March 30, 2002 compared to $54.1 million during the same period of 2001. Working capital increased $365 thousand or .4% since the beginning of the year.

      Net cash used in investing activities during the first quarter of 2002 was $12.1 million compared to $42.8 million in 2001. Property and equipment expenditures in the first quarter of 2002 amounted to $6.3 million as compared to $13.8 million in 2001.

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

      Net cash used in financing activities during the first quarter of 2002 was $22.3 million, compared to $11.2 million in 2001. The Board of Directors' 1996 resolution authorizing the purchase of 1,000,000 shares of treasury stock has a remaining balance of 564,677 shares. Cash dividend payments made during the quarter at $.27 per common share amounted to $7.3 million. This compares to $11.3 million in dividends paid at the rate of $.27 per share in the first quarter of 2001. At a regularly scheduled meeting held on April 9, 2002, the Board of Directors declared a $.27 per share dividend payable to holders of record as of May 3, 2002, payable on May 17, 2002.

      The company entered into an unsecured bridge credit agreement in May of 2001 to provide funds for general corporate purposes. The availability under the bridge credit agreement, which was reduced by the company to $30 million in March 2002, is on a revolving basis with a final maturity of May 31, 2002. As of March 30, 2002, the unused portion of the facility was $20 million, of which the company incurs a commitment fee of .25% on the unused balance. The year-to-date weighted-average interest rate for funds borrowed via the credit facility was 3.0% as of March 30, 2002.

      The debt amount outstanding at March 30, 2002 is classified as long-term based upon management's intent to refinance under this facility.

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

                 ITEM 3. QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK


Quantitative Disclosure - There have been no material changes in the company's market risk during the three months ended March 30, 2002. Quantitative information is set forth in Item 7A on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 29, 2001 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in Item 7 of the company's 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 29, 2001 and is incorporated herein by reference.

                           PART II - OTHER INFORMATION
                               WEIS MARKETS, INC.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Shareholders of Weis Markets, Inc., was held on Tuesday, April 9, 2002, at 10:00 a.m., Eastern Standard Time, at Tedd's on the Hill, Routes 11 & 15, Shamokin Dam, Pennsylvania, 17876.

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


The official ballot from the meeting, submitted to the Secretary by the Judge of Elections, disclosed the following tabulation of votes:

Proposal #1                                        For                Withhold
Robert F. Weis                                  25,140,803             794,692
Norman S. Rich                                  25,222,709             712,785
William R. Mills                                25,224,326             711,169
Jonathan H. Weis                                24,993,289             942,206
Michael M. Apfelbaum                            25,643,667             291,828
Richard E. Shulman                              25,645,773             289,722
Steven C. Smith                                 25,632,596             302,900

Proposal #2                                 For         Against        Abstain
Proposal to approve the
appointment of Ernst &
Young, LLP, as the
independent public accountants
of the Corporation.                      25,694,902     224,829         15,764

                               WEIS MARKETS, INC.


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K -- There were no reports on Form 8-K filed for the three months ended March 30, 2002.





                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      WEIS MARKETS, INC.


      Date     05/14/02                              /S/  Robert F. Weis
                                                        ROBERT F. WEIS
                                                      Chairman of the Board



      Date     05/14/02                             /S/  William R. Mills
                                                        WILLIAM R. MILLS
                                                  Vice President and Treasurer