Form 10-Q
period 2002-06-29
WEIS MARKETS INC
filed 2002-08-13
CIK 105418

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended June 29, 2002.
Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ______to______.

Commission File Number                                              1-5039

WEIS MARKETS, INC.
(Exact name of registrant as specified in its charter)

                                PENNSYLVANIA                                                                     24-0755415
  (State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification No.)

                      1000 S. Second Street
                              P. O. Box 471
                      Sunbury, Pennsylvania                                                                            17801-0471
              (Address of principal executive offices)                                                            (Zip Code)

(570) 286-4571
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes          X                                        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, No Par Value                                                                              27,204,702 shares
                                                                                                                   (Outstanding at end of period)

FORM 10-Q
INDEX
PART I FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to the consolidated financial statements
Item2. Managements Discussion and Analysis of Financial Condition and Results of Operations
Item3. Quantitative and Qualitative Disclosures About Market Risk
PART II OTHER INFORMATION
Item6(b). Reports on Form8-K
Signatures

WEIS MARKETS, INC.

INDEX

Page 1 of 10 (Form 10-Q)

PART I - FINANCIAL INFORMATION
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 29, 2002	December 29, 2001
Assets
Current:
Cash	$3,569	$3,255
Marketable securities	35,914	28,675
Accounts receivable, net	27,174	26,530
Inventories	161,628	169,952
Prepaid expenses	3,951	8,294
Income taxes recoverable	4,575	3,395
Total current assets	236,811	240,101

Property and equipment, net	430,198	439,977
Goodwill	15,731	15,731
Other intangible assets, net	8,325	8,376
	$691,065	$704,185

Liabilities
Current:
Accounts payable	$79,620	$98,382
Accrued expenses	17,293	11,043
Accrued self-insurance	18,751	15,040
Payable to employee benefit plans	8,601	8,672
Deferred income taxes	3,613	4,633
Total current liabilities	127,878	137,770

Deferred income taxes	15,765	16,051
Long-term debt	10,000	25,000

Shareholders' Equity
Common stock, no par value,
100,800,000 shares authorized, 32,981,037 and
32,978,037 shares issued, respectively	7,656	7,630
Retained earnings	662,161	648,522
Accumulated other comprehensive income
(Net of deferred taxes of $3,456 in 2002 and $4,595 in 2001)	4,873	6,479
	674,690	622,631
Treasury stock, at cost, 5,776,335 and 5,774,830 shares, respectively	(137,268)	(137,267)
Total shareholders' equity	537,422	525,364
	$691,065	$704,185

See accompanying notes to consolidated financial statements.

Page 2 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	06/29/2002	06/30/2001	06/29/2002	06/30/2001

Net sales	$491,865	$488,915	$996,288	$974,610
Cost of sales, including warehousing
and distribution expenses	360,147	361,346	732,887	720,134

Gross profit on sales	131,718	127,569	263,401	254,476

Operating, general and administrative expenses	113,357	118,135	224,508	227,150

Income from operations	18,361	9,434	38,893	27,327

Investment income	276	2,643	449	9,401

Other income and expense	2,755	2,168	5,783	4,376

Income before provision for income taxes	21,392	14,245	45,125	41,102

Provision for income taxes	7,839	5,539	16,796	15,202

Net income	$13,553	$8,706	$28,329	$25,900

Weighted-average shares outstanding	27,204,227	33,097,618	27,203,893	37,392,843

Cash dividends per share	$0.27	$0.27	$0.54	$0.54

Basic and diluted earnings per share	$0.50	$0.26	$1.04	$0.69

See accompanying notes to consolidated financial statements.

Page 3 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Six Months Ended
	June 29, 2002	June 30, 2001
Cash flows from operating activities:
Net income	$28,329	$25,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,439	21,463
Amortization	2,667	3,409
Loss on sale of fixed assets	249	1,469
Gain on sale of marketable securities	---	(568)
Changes in operating assets and liabilities:
Decrease in inventories	8,324	21,709
Decrease in accounts receivable and prepaid expenses	3,699	1,984
Increase in income taxes recoverable	(1,180)	(3,590)
Decrease in accounts payable and other liabilities	(8,872)	(466)
Increase in deferred income taxes	(167)	(299)
Net cash provided by operating activities	53,488	71,011

Cash flows from investing activities:
Purchase of property and equipment	(16,304)	(22,821)
Proceeds from the sale of property and equipment	3,079	45
Purchase of marketable securities	(9,999)	(299,064)
Proceeds from maturities of marketable securities	15	553,459
Proceeds from the sale of marketable securities	---	123,649
Increase in intangible and other assets	(300)	---
Net cash provided by (used in) investing activities	(23,509)	355,268

Cash flows from financing activities:
Proceeds from (payments of) long-term debt, net	(15,000)	30,000
Proceeds from issuance of common stock	26	36
Dividends paid	(14,690)	(22,512)
Purchase and cancellation of stock	---	(434,317)
Purchase of treasury stock	(1)	---
Net cash used in financing activities	(29,665)	(426,793)

Net increase (decrease) in cash	314	(514)
Cash at beginning of period	3,255	3,389
Cash at end of period	$3,569	$2,875

See accompanying notes to consolidated financial statements.

Page 4 of 10 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's latest annual report on Form 10-K.

Impact of Recently Issued Accounting Standards: As of December 30, 2001, the company adopted Emerging Issues Task Force Issue Nos. 00-14, "Accounting for Certain Sales Incentives;" 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to Be Delivered in the Future;" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" (EITF Issues). These EITF Issues establish new rules for accounting for certain sales incentives, loyalty programs and vendor contracts; however, the adoption of these EITF Issues have not had an impact on the company's net income or shareholders' equity. These EITF Issues require certain sales incentives, which prior to adoption were reported as expenses or costs of goods sold, to be classified as a reduction of revenue. Prior year financial statements have been reclassified to conform to the requirements of these EITF Issues.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141) and No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subjected to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

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

(2) Goodwill and Other Intangible Assets - Adoption of Statement 142
The effect of goodwill on net income and earnings per share, for period ended June 29, 2002 and June 30, 2001, is as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	06/29/2002	06/30/2001	06/29/2002	06/30/2001
Reported net income	$13,553	$8,706	$28,329	$25,900
Add: Goodwill amortization (net of tax)	---	323	---	646
Adjusted net income	$13,553	$9,029	$28,329	$26,546

	Three Months Ended		Six Months Ended
(dollars in thousands)	06/29/2002	06/30/2001	06/29/2002	06/30/2001
Reported basic and diluted earnings per share	$0.50	$0.26	$1.04	$0.69
Add: Goodwill amortization (net of tax)	---	0.01	---	0.02
Adjusted basic and diluted earnings per share	$0.50	$0.27	$1.04	$0.71

Page 5 of 10 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the period ended June 29, 2002 and June 30, 2001 are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	06/29/2002	06/30/2001	06/29/2002	06/30/2001
Net income	$13,553	$8,706	$28,329	$25,900
Unrealized gains (losses) on marketable securities	(1,281)	(486)	(1,606)	(48)
Less: reclassification adjustment for gains included in net income	---	(62)	---	(62)
Comprehensive income	$12,272	$8,158	$26,723	$25,791

(4) Property and Equipment
Property and equipment, as of June 29, 2002 and December 29, 2001, consisted of :

(dollars in thousands)	Useful Life (in years)	2002	2001
Land		$68,388	$69,103
Buildings and improvements	10-60	330,037	325,775
Equipment	3-12	477,054	475,472
Leasehold improvements	5-20	98,687	99,692
Total, at cost		974,166	970,042
Less accumulated depreciation and amortization		543,968	530,065
		$430,198	$439,977

Page 6 of 10 (Form 10-Q)

WEIS MARKETS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

          Total sales for the second quarter ended June 29, 2002 increased .6% to $491.9 million as compared to sales of $488.9 million generated in the second quarter of 2001. Sales for the first half of this year increased 2.2% to $996.3 million compared to $974.6 million in 2001. Identical store sales increased .6% for the quarter as compared to a .9% decrease in the second quarter of 2001. The company's sales results were affected by the timing of the Easter sales period, which occurred in the first quarter this year. By contrast, the Easter sales period in 2001 occurred during the second quarter of that year. Through the first half of the year, the company experienced an increase in identical store sales of 2.0% as compared to a .2% increase during this same period last year. Sales performance from new and remodeled stores remains strong, and the company continues to be aggressive with its promotional activity.

          Gross profit of $131.7 million at 26.8% of sales, increased $4.1 million or 3.3% versus the same quarter last year. Gross profit as a percentage of sales increased .7% over the gross profit rate generated in the same quarter a year ago. The year-to-date gross profit at 26.4% of sales, increased $8.9 million or 3.5% and increased .3% as a percent of sales.

          The second quarter operating, general and administrative expenses of $113.4 million at 23.0% of sales, decreased $4.8 million or 4.0% compared to the same quarter in 2001. As a percentage of sales, operating expenses for the quarter were 1.2% lower than the 24.2% rate realized in the second quarter of 2001. Year-to-date operating expenses of $224.5 million at 22.5% of sales compared to $227.2 million at 23.3% of sales in the first half of last year.

          On May 7, 2001, the company repurchased approximately 14.5 million shares of its common stock from the family of the late Sigfried Weis for $434.3 million in cash. Due to this transaction, the company incurred $5.3 million in non-recurring expenses in the second quarter of last year. Discounting the $5.3 million from last year's second quarter, operating, general and administrative expenses as a percentage of sales remained virtually unchanged for both quarters and decreased .3% year-to-date.

         In the second quarter, the company's investment income totaled $276 thousand at .1% of sales, a decrease of $2.4 million or 89.6% compared to the same period a year ago. Year-to-date, the company's investment income decreased $9.0 million or 95.2% to $449 thousand. During the second quarter of 2001, the company sold the majority of its investment portfolio at a small gain in order to complete the all cash stock repurchase transaction.

         Other income and expense for the quarter of $2.8 million at .6% of sales, increased $587 thousand or 27.1% compared to the same quarter last year. Year-to-date other income and expense of $5.8 million at .6%, of sales increased $1.4 million or 32.2% versus a year ago. The fluctuation between other income in 2002 and 2001 was attributable to losses realized on the disposals of fixed assets during 2001. The difference in disposals, relating to remodels and closed stores, equaled $423 thousand for the quarter and $1.2 million year to date.

          The effective tax rate for the second quarter of 2002 was 36.6% compared to 38.9% in 2001. Year-to-date, the effective tax rate was 37.2% compared to 37.0% for the same period last year. The company's federal income tax returns for 1997-99 are under audit by the Internal Revenue Service. The Internal Revenue Service has provided the company with a number of preliminary notices of proposed adjustment. The Internal Revenue Service has not completed its audit; however, if it were to propose a deficiency, the amount may be material. The company believes that it has meritorious defenses and would contest these matters vigorously.

          For the three-month period ended June 29, 2002, the company generated $13.6 million in net income, an increase of 55.7% compared to last year. The company's second quarter basic and diluted earnings per share totaled $.50 compared to $.26 per share in 2001, an increase of 92.3%. Year-to-date earnings were $28.3 million or $1.04 per diluted share, compared to $25.9 million, or $.69 per diluted share in 2001. The increased earnings per share was partially related to the 34.8% reduction in shares after the large stock purchase in the second quarter of last year.

Page 7 of 10 (Form 10-Q)Table of Contents

WEIS MARKETS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

          As of June 29, 2002, Weis Markets, Inc. was operating 162 retail food stores, with locations in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. The company was operating one less store at the end of the second quarter of 2002, as compared to the same period a year ago. The company also owns SuperPetz II, Inc., a chain of 33 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

          During the first six months of 2002, the company generated $53.5 million in cash flows from operating activities compared to $71.0 million for the same period in 2001. Working capital increased $6.6 million or 6.5% since the beginning of the year.

          Net cash used in investing activities in the first half of 2002 amounted to $23.5 million as compared to cash provided by investing activities of $355.3 million in 2001, which was due to the large stock repurchase in the second quarter. Capital expenditures for the first half of the year totaled $16.6 million as compared to $22.8 million in the first half of 2001.

          The capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities. In a letter to the company's shareholders in the 2001 Annual Report, management stated that over the next 12 months, it expects to invest up to $67.4 million for capital expenditures mostly for the construction of five new stores, including four replacements, and the remodel or expansion of twelve units.

          Net cash used in financing activities during the first half of 2002 was $29.7 million compared to $426.8 million in 2001. In 2001, the company purchased and retired 14,477,242 shares of common stock from the family of the late Sigfried Weis at $30 per share on May 7, 2001. Year-to-date cash dividends paid to shareholders amounted to $14,690,000 compared to $22,512,000 in dividend payments in the first half of 2001. The Board of Directors recently declared a quarterly dividend of $.27 per share payable to shareholders of record as of August 9, 2002, payable August 23, 2002.

          The company entered into an unsecured bridge credit agreement in May 2001 to provide funds for general corporate purposes. The availability under the bridge credit agreement, which was reduced by the company to $25 million in June 2002, is on a revolving basis with a final maturity of August 30, 2002. As of June 29, 2002, the unused portion of the facility was $15 million, of which the company incurs a commitment fee of .25% on the unused balance. The year-to-date weighted-average interest rate for funds borrowed via the credit facility was 3.0% as of June 29, 2002.

          Management believes that the company's cash flow from operations will be sufficient to finance current operations, dividends, self-insurance programs, capital expenditures and debt obligations. To ensure funds are available for continued strategic growth of the company, management continues to work with its lenders to establish a $100 million 3-Year Unsecured Revolving Credit Facility, part of which will replace the current credit facility under which $30 million was borrowed. The debt amount outstanding at June 29, 2002 is classified as long-term based upon management's intent to refinance under this facility. The company has no other commitment of capital resources as of June 29, 2002.

Page 8 of 10 (Form 10-Q)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the six months ended June 29, 2002. Quantitative information is set forth in Item 7A on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 29, 2001 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in Item 7A of the company's 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 29, 2001 and is incorporated herein by reference.

The company entered into a bridge loan agreement during the second quarter of last year. The interest rate on the company's long-term debt is directly tied to the LIBOR rate and thus the company is subject to interest rate risk due to market fluctuations.

Page 9 of 10 (Form 10-Q)

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 29, 2002.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                WEIS MARKETS, INC.

Date           08/13/2002                                                                                                /S/ Norman S. Rich
                                                                                                                                   NORMAN S. RICH
                                                                                                                                   President/CEO

Date           08/13/2002                                                                                              /S/ William R. Mills
                                                                                                                                  WILLIAM R. MILLS
                                                                                                                                   Vice President and
                                                                                                                                    Treasurer/CFO

Page 10 of 10 (Form 10-Q)