Form 10-Q
period 2002-09-28
WEIS MARKETS INC
filed 2002-11-04
CIK 105418

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 28, 2002.
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

Common Stock, No Par Value                                                                              27,203,362 shares
                                                                                                                   (Outstanding at end of period)

FORM 10-Q
INDEX
PART I FINANCIAL INFORMATION
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to the consolidated financial statements
Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations
Item3. Quantitative and Qualitative Disclosures About Market Risk
Item4. Controls and Procedures
PART II OTHER INFORMATION
Item6(b). Reports on Form8-K
Signatures
Certification - CEO
Certification - CFO

WEIS MARKETS, INC.

INDEX

Page 1 of 12 (Form 10-Q)

PART I - FINANCIAL INFORMATION
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 28, 2002	December 29, 2001
Assets
Current:
Cash	$3,652	$3,255
Marketable securities	44,362	28,675
Accounts receivable, net	31,952	26,530
Inventories	163,002	169,952
Prepaid expenses	3,873	8,294
Income taxes recoverable	---	3,395
Deferred income taxes	289	---
Total current assets	247,130	240,101

Property and equipment, net	426,892	439,977
Goodwill	15,731	15,731
Other intangible assets, net	8,150	8,376
	$697,903	$704,185
Liabilities
Current:
Accounts payable	$93,167	$98,382
Accrued expenses	15,253	11,043
Accrued self-insurance	20,572	15,040
Payable to employee benefit plans	8,815	8,672
Income taxes payable	2,168	---
Deferred income taxes	---	4,633
Total current liabilities	139,975	137,770

Deferred income taxes	14,987	16,051
Long-term debt	---	25,000

Shareholders' Equity
Common stock, no par value,
100,800,000 shares authorized, 32,981,037 and
32,978,037 shares issued, respectively	7,656	7,630
Retained earnings	669,663	648,522
Accumulated other comprehensive income
(Net of deferred taxes of $2,084 in 2002 and $4,595 in 2001)	2,938	6,479
	680,257	662,631
Treasury stock at cost, 5,777,675 and 5,774,830 shares, respectively	(137,316)	(137,267)
Total shareholders' equity	542,941	525,364
	$697,903	$704,185

See accompanying notes to consolidated financial statements.
Page 2 of 12 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	09/28/2002	09/29/2001	09/28/2002	09/29/2001

Net sales	$495,891	$493,401	$1,492,179	$1,468,011
Cost of sales, including warehousing
and distribution expenses	363,820	363,021	1,096,707	1,083,154

Gross profit on sales	132,071	130,380	395,472	384,857

Operating, general and administrative expenses	114,625	113,539	339,132	340,689

Income from operations	17,446	16,841	56,340	44,168

Investment income	211	373	661	9,774

Other income and expense	6,120	2,308	11,902	6,682

Income before provision for income taxes	23,777	19,522	68,903	60,624

Provision for income taxes	8,931	7,819	25,727	23,021

Net income	$14,846	$11,703	$43,176	$37,603

Weighted-average shares outstanding	27,204,263	27,205,892	27,203,873	33,997,192

Cash dividends per share	$0.27	$0.27	$0.81	$0.81

Basic and diluted earnings per share	$0.55	$0.43	$1.59	$1.11

See accompanying notes to consolidated financial statements.

Page 3 of 12 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Nine Months Ended
	Sept. 28, 2002	Sept. 29, 2001
Cash flows from operating activities:
Net income	$43,176	$37,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,924	32,492
Amortization	4,007	5,143
(Gain) loss on sale of fixed assets	(2,548)	1,477
Gain on sale of marketable securities	---	(570)
Changes in operating assets and liabilities:
Decrease in inventories	6,950	11,959
(Increase) decrease in accounts receivable and prepaid expenses	(1,001)	3,149
Decrease in income taxes recoverable	3,395	961
Increase in accounts payable and other liabilities	4,670	9,410
Increase in income taxes payable	2,168	---
Decrease in deferred income taxes	(3,475)	(1,360)
Net cash provided by operating activities	88,266	100,264

Cash flows from investing activities:
Purchase of property and equipment	(28,550)	(34,599)
Proceeds from the sale of property and equipment	9,778	55
Purchase of marketable securities	(21,754)	(299,064)
Proceeds from maturities of marketable securities	15	558,771
Proceeds from the sale of marketable securities	---	123,651
Increase in intangible and other assets	(300)	(19)
Net cash provided by (used in) investing activities	(40,811)	348,795

Cash flows from financing activities:
Proceeds from (payments of) long-term debt, net	(25,000)	15,000
Proceeds from issuance of common stock	26	36
Dividends paid	(22,035)	(29,857)
Purchase and cancellation of stock	---	(434,317)
Purchase of treasury stock	(49)	(289)
Net cash used in financing activities	(47,058)	(449,427)

Net increase (decrease) in cash	397	(368)
Cash at beginning of period	3,255	3,389
Cash at end of period	$3,652	$3,021

See accompanying notes to consolidated financial statements.
Page 4 of 12 (Form 10-Q)

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

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (Statement No. 141) and No. 142, "Goodwill and Other Intangible Assets" (Statement No. 142) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subjected to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives.

The company applied Statement No. 142 in the first quarter of fiscal 2002. Application of the statement is expected to result in an increase in pre-tax net income of approximately $1.6 million for fiscal 2002 due to the elimination of amortization of goodwill. The company has performed the required impairment tests of goodwill and has determined that the company's goodwill is not impaired.

(2) Goodwill and Other Intangible Assets - Adoption of Statement 142
The effect of goodwill on net income and earnings per share, for period ended September 28, 2002 and September 29, 2001, is as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	09/28/2002	09/29/2001	09/28/2002	09/29/2001
Reported net income	$14,846	$11,703	$43,176	$37,603
Add: Goodwill amortization (net of tax)	---	323	---	969
Adjusted net income	$14,846	$12,026	$43,176	$38,572

	Three Months Ended		Nine Months Ended
	09/28/2002	09/29/2001	09/28/2002	09/29/2001
Reported basic and diluted earnings per share	$0.55	$0.43	$1.59	$1.11
Add: Goodwill amortization (net of tax)	---	0.01	---	0.03
Adjusted basic and diluted earnings per share	$0.55	$0.44	$1.59	$1.14

Page 5 of 12 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the period ended September 28, 2002 and September 29, 2001 are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	09/28/2002	09/29/2001	09/28/2002	09/29/2001
Net income	$14,846	$11,703	$43,176	$37,603
Unrealized gains (losses) on marketable securities	(1,935)	309	(3,541)	532
Less: reclassification adjustment for gains included in net income	---		---	(332)
Comprehensive income	$12,911	$12,012	$39,635	$37,803

(4) Property and Equipment
Property and equipment, as of September 28, 2002 and December 29, 2001, consisted of :

(dollars in thousands)	Useful Life (in years)	2002	2001
Land		$66,513	$69,103
Buildings and improvements	10-60	331,813	325,775
Equipment	3-12	470,985	475,472
Leasehold improvements	5-20	98,344	99,692
Total, at cost		967,655	970,042
Less accumulated depreciation and amortization		540,763	530,065
		$426,892	$439,977

Page 6 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

          Total sales for the third quarter ended September 28, 2002 increased .5% to $495.9 million as compared to sales of $493.4 million generated in the third quarter of 2001. For the first three quarters of 2002, the company's sales increased 1.6% to $1.492 billion compared to the previous year's total of $1.468 billion. Identical store sales increased .6% for the quarter and 1.5% year-to-date. The company's third quarter sales results were affected by a softening economy; deflation in key categories, particularly beef, pork and poultry; and intensifying competition throughout its market.

          Gross profit of $132.1 million at 26.6% of sales, increased $1.7 million or 1.3% versus the same quarter last year. The increase in gross profit dollars was generated primarily from the higher sales volume, as the gross profit rate increased .2% compared to the third quarter of last year. The year-to-date gross profit of $395.5 million at 26.5% of sales, increased $10.6 million or 2.8%, and increased as a percentage of sales by .3%.

          The third quarter operating, general and administrative expenses of $114.6 million increased $1.1 million or 1.0% compared to the same quarter in 2001. As a percentage of sales, third quarter operating expenses remained virtually unchanged at 23.1% of sales versus 23.0% of sales in 2001. Year-to-date operating expenses of $339.1 million at 22.7% of sales compared to $340.7 million at 23.2% of sales in the first three quarters of last year. On May 7, 2001, the company repurchased approximately 14.5 million shares of its common stock from the family of the late Sigfried Weis for $434.3 million in cash. Due to this transaction, the company incurred $5.3 million in non-recurring expenses in the second quarter of last year. Without this transaction, the 2001 year-to-date operating expenses as a percent of sales would equal 22.8%.

          In the third quarter, the company's investment income totaled $211 thousand compared to $373 thousand a year ago. Year-to-date, the company's investment income decreased $9.1 million or 93.2% to $661 thousand. During the second quarter of 2001, the company sold the majority of its investment portfolio at a small gain in order to complete the all cash stock repurchase transaction.

          Other income for the quarter of $6.1 million at 1.2% of sales increased $3.8 million compared to the same quarter last year. The fluctuation between other income for the third quarter 2002 and 2001 is mainly attributable to the sale of two closed store properties, which generated $2.9 million in gains. Year-to-date other income of $11.9 million at .8% of sales has increased $5.2 million versus a year ago. The difference in gains and losses on closed store property disposals was $4.1 million year-to-date.

          The effective tax rate for the third quarter of 2002 was 37.6% compared with 40.1% in 2001. Year-to-date, the effective tax rate was 37.3% compared to 38.0% in the same period last year. The company's federal income tax returns for 1997-99 are under audit by the Internal Revenue Service. The Internal Revenue Service has provided the company with a number of preliminary notices of proposed adjustment. The Internal Revenue Service has not completed its audit; however, if it were to propose a deficiency, the amount may be material. The company believes that it has meritorious defenses and would contest these matters vigorously.

          For the three month period ending September 28, 2002, the company generated $14.8 million in net income, an increase of 26.9% compared to last year. The company's third quarter basic and diluted earnings per share totaled $.55 compared to $.43 per share in 2001, an increase of 27.9%. Year-to-date earnings were $43.2 million or $1.59 per diluted share, compared to $37.6 million, or $1.11 per diluted share in 2001. The increased year-to-date earnings per share are partially related to the 34.8% reduction in shares after the large stock purchase in the second quarter of last year.

          As of September 28, 2002, Weis Markets, Inc. was operating 160 retail food stores, with locations in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. The company was operating three less stores at the end of the third quarter of 2002, compared to the same period a year ago. The company also owns SuperPetz II, Inc., a chain of 33 pet supply stores with locations in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Page 7 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES

          During the first nine months of 2002, the company generated $88.3 million in cash flows from operating activities compared to $100.3 million for the same period in 2001. Working capital increased $4.8 million or 4.7% since the beginning of the year.

          Net cash used in investing activities amounted to $40.8 million for the first three quarters of the year as compared to cash provided by investing activities of $348.8 million in 2001. Year-to-date capital expenditures totaled $28.6 million as compared to $34.6 million in the first three quarters of 2001. The capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

          For the nine month period, net cash used in financing activities was $47.1 million compared to $449.4 million in 2001. In 2001, the company purchased and retired 14,477,242 shares of common stock from the family of the late Sigfried Weis at $30 per share on May 7, 2001. Year-to-date cash dividends paid to shareholders amounted to $22.0 million compared to $29.9 million in dividend payments in the first three quarters of 2001. The Board of Directors recently declared a quarterly dividend of $.27 per share payable to shareholders of record as of November 1, 2002, payable November 15, 2002.

          In a letter to its shareholders in the 2001 Annual Report, management stated that over the next twelve months, the company expects to invest up to $67.4 million for capital expenditures mostly for the construction of five new stores, including four replacements, and the remodel or expansion of twelve units. Management believes that the company's cash flow from operations will be sufficient to finance current operations, dividends, self-insurance programs, capital expenditures and debt obligations. To ensure funds are available for continued strategic growth of the company, management has established with its lenders a $100 million three-year unsecured revolving credit facility. The company has no other commitment of capital resources as of September 28, 2002.

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

Page 8 of 12 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the nine months ended September 28, 2002. Quantitative information is set forth in Item 7A on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 29, 2001 and is incorporated herein by reference.

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

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

Page 9 of 12 (Form 10-Q)

PART II

OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 28, 2002.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                                                WEIS MARKETS, INC.

Date           11/04/2002                                                                                                /S/ Norman S. Rich
                                                                                                                                   NORMAN S. RICH
                                                                                                                                   President/CEO

Date           11/04/2002                                                                                              /S/ William R. Mills
                                                                                                                                  WILLIAM R. MILLS
                                                                                                                                   Senior Vice President
                                                                                                                                    and Treasurer/CFO

Page 10 of 12 (Form 10-Q)

WEIS MARKETS, INC.

CERTIFICATION - CEO

I, Norman S. Rich, President/CEO of Weis Markets Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Weis Markets Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 04, 2002                                                                                              /S/ Norman S. Rich
                                                                                                                                         Norman S. Rich

                                                                                                                                          President/CEO

Page 11 of 12 (Form 10-Q)

WEIS MARKETS, INC.

CERTIFICATION- CFO

I, William R. Mills, Senior Vice President and Treasurer/CFO of Weis Markets Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Weis Markets Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 04, 2002                                                                                              /S/ William R. Mills
                                                                                                                                         William R. Mills
                                                                                                                                      Senior Vice President
                                                                                                                                         and Treasurer/CFO

Page 12 of 12 (Form 10-Q)