Form 10-K
period 2002-12-28
WEIS MARKETS INC
filed 2003-03-11
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________
Commission File Number 1-5039

WEIS MARKETS, INC.
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	24-0755415 (I.R.S. Employer Identification No.)
1000 S. Second Street P. O. Box 471 Sunbury, Pennsylvania (Address of principal executive offices)	17801-0471 (Zip Code)
Registrant's telephone number, including area code: (570) 286-4571         Registrant's web address: www.weismarkets.com

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common stock, no par value	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2).   Yes [X]  No   [   ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $421,798,000.
Shares of common stock outstanding as of March 7, 2003 - 27,193,537.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 7, 2003 are incorporated by reference in Part III of this Form 10-K.

    WEIS MARKETS, INC.

  WEIS MARKETS, INC.

 PART I

Item 1.      Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2002. The company's stock has been traded on the New York Stock Exchange since 1965 under the symbol "WMK." The Weis family currently owns approximately 62% of the outstanding shares. Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice President and Secretary. Both are involved in the day-to-day operations of the business.

On May 7, 2001, the company repurchased approximately 14.5 million shares of its common stock from the family of the late Sigfried Weis for approximately $434.3 million in cash. The company sold Weis Food Service, its regional food service division, in April of 2000.

The company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel and general merchandise items, such as health and beauty care and household products. In addition, customer convenience is addressed at many locations by offering services such as company-operated photo labs and third parties providing in-store banks, laundry services and take-out restaurants. The company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The company utilizes a loyalty card program, "Weis Club Preferred Shopper," which provides shoppers with an opportunity to receive discounts, promotions and rewards. The company owns and operates 160 retail food stores and owns SuperPetz, LLC, a chain of 33 pet supply stores.

The percentage of net sales contributed by each class of similar products for each of the previous five fiscal years was:

Year	Grocery	Meat	Produce	Pharmacy	Pet Supply	Other
1998	56.00	13.84	11.69	5.99	4.00	8.48
1999	55.86	13.97	12.05	6.66	3.28	8.18
2000	57.61	15.22	12.75	7.82	3.17	3.43
2001	57.74	15.54	12.95	8.89	3.25	1.63
2002	55.39	15.29	14.73	9.83	3.28	1.48

Retail food store locations by state and by trade name are as follows:

			Mr. Z's	King's	Cressler's	Scot's
State	Total	Weis Markets	Food Mart	Supermarkets	Marketplace	Lo-Cost	Save-A-Lot
Pennsylvania	132	103	17	6	1	3	2
Maryland	21	21
New Jersey	3	3
New York	2	2
Virginia	1	1
West Virginia	1	1
Total	160	131	17	6	1	3	2

Page 1 of 32 (Form 10-K)

  WEIS MARKETS, INC.
  Item 1. Business (continued)

All trade names, except Scot's Lo-Cost and Save-A-Lot, operate as conventional supermarkets. Scot's Lo-Cost operates under a warehouse format, while Save-A-Lot's format caters to the price motivated consumer. The retail food stores range in size from 8,000 to 65,000 square feet, with an average size of approximately 45,000 square feet. The following summarizes the number of stores by size categories:

Square feet	Number of stores
55,000 to 65,000	18
45,000 to 54,999	77
35,000 to 44,999	37
25,000 to 34,999	19
Under 25,000	9
Total	160

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels:

(square feet in thousands)	2002	2001	2000	1999	1998
Beginning store count	163	163	163	158	154
New stores	1	2	2	5	4
Relocations	3	---	3	---	1
Acquistions	---	---	4	4	1
Closed stores	(2)	(2)	(4)	(3)	(1)
Relocated stores	(3)		(5)	(1)	(1)
Sold	(2)	---	---	---	---
Ending store count	160	163	163	163	158
Total square feet, at year-end	7,154	7,168	7,087	6,909	6,527
Additions/major remodels	5	6	6	6	13

The company supports the retail operations through a centrally located distribution facility, its own transportation fleet and three manufacturing facilities.  The company is required to use a significant amount of working capital to provide for the necessary amount of inventory to meet demand for its products through efficient use of buying power and effective utilization of space in the warehouse facilities. The manufacturing facilities consist of a meat processing plant, an ice cream plant, an ice plant and a milk processing plant.

At year-end, SuperPetz, LLC operated 2 stores in Alabama, 1 store in Georgia, 1 store in Indiana, 1 store in Kentucky, 1 store in Maryland, 2 stores in Michigan, 8 stores in Ohio, 1 store in North Carolina, 7 stores in Pennsylvania, 5 stores in South Carolina, and 4 stores in Tennessee.

The business of the company is highly competitive. The number of competitors and the variety of competition experienced by the company's stores vary by market area. National, regional and local food chains, as well as independent food stores comprise the company's principal competition, although the company also faces substantial competition from convenience stores, membership warehouse clubs, specialty retailers, supercenters and large-scale drug and pharmaceutical chains. The company competes based on price, quality, location and service.

The company has approximately 19,000 full-time and part-time associates.

Page 2 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Item 2.      Properties:

  The company owns and operates 81 of its retail food stores, and leases and operates 79 stores under operating leases that expire at various dates up to 2024. SuperPetz leases all 33 of its retail store locations. The company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The company owns and operates one warehouse in Milton, Pennsylvania of approximately 1,109,000 square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet. The company also owns one warehouse in Sunbury, Pennsylvania totaling approximately 564,000 square feet of which 290,000 is sublet. The company operates an ice cream plant, meat processing plant, ice plant and milk processing plant in the remaining 274,000 square feet at its Sunbury location.

Item 3.      Legal Proceedings:

Neither the company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business.

Item 4.      Submission of Matters to a Vote of Security Holders:

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

Page 3 of 32 (Form 10-K)

  WEIS MARKETS, INC.

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters:

The company's stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders including individual participants in security position listings on December 28, 2002 as provided by the company's transfer agent was 5,614. High and low stock prices and dividends paid per share for the last two fiscal years were:

	2002			2001
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$30.62	$26.90	$.27	$38.25	$32.48	$.27
Second	38.18	29.30	.27	35.70	31.45	.27
Third	39.50	31.03	.27	35.30	25.80	.27
Fourth	35.45	29.79	.27	29.76	26.52	.27

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

Five Year Review of Operations

		52 Weeks	52 Weeks		53 Weeks		52 Weeks		52 Weeks
		Ended	Ended		Ended		Ended		Ended
(dollars in thousands, except per share amounts)		Dec. 28, 2002	Dec. 29, 2001		Dec. 30, 2000		Dec. 25, 1999		Dec. 26, 1998
Net sales		$1,999,364	$1,971,665		$2,042,329		$1,992,791		$1,853,892
Costs and expenses		1,919,957	1,908,725		1,962,246		1,899,756		1,777,466
Income from operations		79,407	62,940		80,083		93,035		76,426
Other income and expense		15,279	18,907		36,729		30,980		58,072
Income before provision for income taxes		94,686	81,847		116,812		124,015		134,498
Provision for income taxes		35,537	31,792		42,989		44,290		50,815
Net income		59,149	50,055		73,823		79,725		83,683
Retained earnings, beginning of year		648,522	1,069,986		1,040,354		1,003,170		960,419
		707,671	1,120,041		1,114,177		1,082,895		1,044,102
Stock purchase and cancellation		---	434,317		---		---		---
Cash dividends		29,377	37,202		44,191		42,541		40,932
Retained earnings, end of year		$678,294	$648,522		$1,069,986		$1,040,354		$1,003,170
Weighted-average shares outstanding		27,201,170	32,298,696		41,695,347		41,718,188		41,775,991
Cash dividends per share		$1.08	$1.08		$1.06		$1.02		$0.98
Basic and diluted earnings per share		$2.17	$1.55		$1.77		$1.91		$2.00
Working capital		$114,937	$102,331		$496,906		$481,728		$489,475
Total assets		$716,699	$704,185		$1,085,904		$1,058,221		$1,029,202
Long-term obligations	$	---	$25,000	$	---	$	---	$	---
Shareholders' equity		$552,432	$525,364		$947,886		$918,477		$890,641
Number of grocery stores		160	163		163		163		158
Number of pet supply stores		33	33		33		34		36

Page 4 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

Sales increased 1.4% or $27.7 million to $1.999 billion for the 52-week fiscal year ended December 28, 2002 compared to sales of $1.972 billion for the 52 weeks of fiscal 2001. Sales decreased $70.7 million in 2001 from the 53 weeks of fiscal 2000. Same store sales increased 1.4% in 2002, decreased 1.4% in 2001, and increased 2.3% in 2000.

The company's 2002 sales results were affected by a softening economy; deflation in many categories, particularly meat, dairy and key grocery categories; and intensified competition throughout its market. Total sales in 2001 compared to 2000 decreased as a result of the sale of the company's regional food service division in the second quarter and an additional week of business in 2000. Excluding sales from year-over-year comparisons that were generated from the food service division and from the additional week in 2000, the company's sales increased .3%. Adjusting for the extra week of sales, same store sales increased .6% in 2001 and .2% in 2000.

Gross profit as a percentage of sales increased from 25.7% in 2000 to 26.1% in 2001 and to 26.4% in 2002. Gross profit dollars realized on sales in 2002 increased $13.2 million, or 2.6%, to $527.9 million compared to 2001 and decreased $9.5 million in 2001 compared to 2000. Improvements in the company's supply chain network favorably impacted the gross profit rate in 2002. The gross profit rate increase from 2000 to 2001 was attributable to a decline in product costs in key categories and the impact of lower gross profits realized in the food service division.

Operating, general and administrative expenses in 2002 totaled $448.5 million or 22.4% of sales, compared to 22.9% in 2001 and 21.7% in 2000. Several factors contributed to the reduction in expense as a percentage of sales in 2002 as compared to 2001. The company incurred $5.3 million in expenses associated with the stock repurchase in 2001. With the implementation of Statement 142 in 2002 (see Footnote 11), amortization of intangibles was reduced by $2.0 million. The company also realized success in several expense control initiatives throughout the organization.

In 2002, the company's investment income totaled $879,000, a decrease of $9.0 million or 91.1% compared to the same period a year ago. The company sold the majority of its investment portfolio in the first half of 2001 in order to complete its all cash stock repurchase transaction. In 2001, the company earned $9.9 million in investment income, an $8.7 million decrease from 2000. The company realized gains on the sale of marketable securities of $.6 million in 2001 and $1.3 million in 2000.

The company's other income and expense is primarily generated from rental payments, coupon-handling fees, lottery commissions, cardboard salvage, gain or loss on the sale of fixed assets and interest expense. Other income in 2002 totaled $14.8 million or .7% of sales, a $4.4 million or 42.3% increase compared to 2001. Gains realized on the sale of assets in 2002, consisting primarily of closed store facilities, were $3.6 million. In 2000, the company realized $5.8 million in other income from the sale of its food service division.

Interest expense in 2002 totaled $394,000 compared to $1.4 million in 2001 and $0 interest expense in 2000. In 2002, the company entered into a $100 million unsecured revolving credit facility to provide funds for general corporate purposes. As of the end of the year, the company had not borrowed any funds under this loan facility.

Page 5 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

The company's combined federal and state effective tax rate was 37.5% in 2002, 38.8% in 2001 and 36.8% in 2000. The tax rate increased in 2001 after the company sold its large position in tax-free investments in order to complete its stock repurchase. The company's federal income tax returns for the years 1997 through 1999 are under a routine audit by the Internal Revenue Service. The Internal Revenue Service has provided the company with a number of preliminary notices of proposed adjustment. The Internal Revenue Service has not completed its audit; however, if it were to propose a deficiency, the amount may be material to the overall financial position of the company. The company believes that it has meritorious defenses and would vigorously contest these matters.

Net income in 2002 was $59.1 million or 3.0% of sales compared to $50.1 million or 2.5% of sales in 2001 and $73.8 million or 3.6% of sales in 2000. Basic and diluted earnings per share of $2.17 in 2002 compared to $1.55 in 2001 and $1.77 in 2000. The impact from the company's large stock repurchase was fully realized in the company's earnings per share results for 2002 and partially realized in 2001. At the end of 2002, the company had 27.2 million shares of common stock outstanding. Basic and diluted earnings per share are computed using weighted-average shares outstanding, which were 27.2 million in 2002, 32.3 million in 2001, and 41.7 million in 2000.

As of the end of the fiscal year, Weis Markets, Inc. operated 160 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Liquidity and Capital Resources

Net cash provided by operating activities totaled $106.5 million in 2002 compared with $113.9 million in 2001 and $125.6 million in 2000. Working capital increased 12.3% in 2002, decreased 79.4% in 2001, and increased 3.2% in 2000. The considerable decline in working capital in 2001 was the result of the sale of most of the company's investment portfolio in order to fund the large repurchase of common stock.

Net cash used in investing activities during 2002 was $51.1 million compared to $332.8 million provided by investing activities in 2001 and $82.4 million used in 2000. In 2002 and 2000, these funds were used primarily for the purchase of new securities and the purchase of property and equipment. Property and equipment purchases during fiscal 2002 totaled $46.1 million compared to $48.1 million in 2001 and $56.3 million in 2000. Intangible and other assets increased $13.4 million in 2000 due to grocery store acquisitions. As a percentage of sales, capital expenditures were 2.3%, 2.4% and 2.8% in 2002, 2001 and 2000, respectively.

The company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $72.4 million in 2003.

Net cash used in financing activities during 2002 was $54.7 million compared to $446.8 million in 2001 and $44.4 million in 2000. During 2002, the company cancelled its bridge credit agreement and established a three-year unsecured revolving credit facility in the amount of $100 million to provide funds for general corporate purposes including working capital and letters of credit. In 2001, the company purchased and cancelled 14.5 million shares of common stock for $434.3 million.

Page 6 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Total cash dividend payments on common stock amounted to $1.08 per share in 2002 and 2001 compared to $1.06 in 2000. Treasury stock purchases in the last three years were minimal. The Board of Directors' 1996 resolution authorizing the purchase of 1,000,000 shares of treasury stock has a remaining balance of 546,707 shares. The company has no other commitment of capital resources as of December 28, 2002, other than the lease commitments on its store facilities under operating leases that expire at various dates up to 2024.

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

Under its current policies, the company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations. Historically, the company's principal investment strategy of obtaining marketable securities with maturity dates between one and five years helps to minimize market risk and to maintain a balance between risk and return. The equity securities owned by the company consist primarily of stock held in large capitalized companies trading on public security exchange markets. Weis Markets' management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure is located in Item 7a.

Critical Accounting Policies

The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 1 to the consolidated financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that the company makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The company evaluates these estimates and assumptions on an ongoing basis and may retain outside consultants, lawyers and actuaries to assist in its evaluation. The company believes the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of its consolidated financial statements.

Vendor Allowances

Vendor rebates, credits and promotional allowances that relate to the company's buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, in accordance with its underlying agreement.

Page 7 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Accrued Store Closing Costs

The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to eight years. At December 28, 2002, closed store lease liabilities totaled $3.1 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Self-Insurance

The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers' compensation is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $1,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $500,000. Significant assumptions used in the development of the actuarial estimates include reliance on our historical claims data including average monthly claims and average lag time between incurrence and payment.

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

Page 8 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates											Fair Value
December 28, 2002	2003	2004		2005		2006		2007		Thereafter	Total	Dec. 28, 2002
Rate sensitive assets:
Fixed interest rate securities	$6,000	$1,500	$	---	$	---	$	---	$	---	$7,500	$7,567
Average interest rate	1.98%	4.40%		---		---		---		---	2.17%
Variable interest rate securities	$25,764 $	---	$	---	$	---	$	---	$	---	$25,764	$25,764
Average interest rate	1.23%	---		---		---		---		---	1.23%

(dollars in thousands)	Expected Maturity Dates											Fair Value
December 29, 2001	2002	2003		2004		2005		2006		Thereafter	Total	Dec. 29, 2001
Rate sensitive assets:
Fixed interest rate securities	$15	$1,000		$1,500	$	---	$	---	$	---	$2,515	$2,584
Average interest rate	4.97%	4.48%		4.40%		---		---		---	4.73%
Variable interest rate securities	$11,930 $	---	$	---	$	---	$	---	$	---	$11,930	$11,930
Average interest rate	2.80%	---		---		---		---		---	2.80%
Rate sensitive liabilities:
Variable interest rate securities	$25,000 $	---	$	---	$	---	$	---	$	---	$25,000	$25,000
Average interest rate	3.00%	---		---		---		---		---	3.00%

Other Relevant Market Risks
The company's equity securities at December 29, 2001 had a cost basis of $3,125,000 and a fair value of $14,161,000. The dividend yield realized on these equity investments was 2.90% in 2001. The company's equity securities at December 28, 2002 had a cost basis of $3,125,000 and a fair value of $10,179,000. The dividend yield realized on these equity investments was 4.07% in 2002. Market risk, as it relates to equities owned by the company, is discussed within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

Page 9 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Item 8.      Financial Statements and Supplementary Data:

WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
December 28, 2002 and December 29, 2001
	2002	2001
Assets
Current:
Cash	$3,929	$3,255
Marketable securities	43,510	28,675
Accounts receivable, net	30,188	26,530
Inventories	182,832	169,952
Prepaid expenses	3,980	8,294
Income taxes recoverable	---	3,395
Total current assets	264,439	240,101
Property and equipment, net	428,153	439,977
Intangible and other assets	24,107	24,107
	$716,699	$704,185
Liabilities
Current:
Accounts payable	$101,917	$98,382
Accrued expenses	15,704	11,043
Accrued self-insurance	16,117	15,040
Payable to employee benefit plans	8,950	8,672
Income taxes payable	6,112	---
Deferred income taxes	702	4,633
Total current liabilities	149,502	137,770
Deferred income taxes	14,765	16,051
Long-term debt	---	25,000
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,986,337 and 32,978,037 shares issued, respectively	7,882	7,630
Retained earnings	678,294	648,522
Accumulated other comprehensive income	4,145	6,479
	690,321	662,631
Treasury stock at cost, 5,792,800 and 5,774,830 shares, respectively	(137,889)	(137,267)
Total shareholders' equity	552,432	525,364
	$716,699	$704,185
See accompanying notes to consolidated financial statements.

Page 10 of 32 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
For the Fiscal Years Ended December 28, 2002,
December 29, 2001 and December 30, 2000
	2002	2001	2000
Net sales	$1,999,364	$1,971,665	$2,042,329
Cost of sales, including warehousing and distribution expenses	1,471,479	1,457,002	1,518,136
Gross profit on sales	527,885	514,663	524,193
Operating, general and administrative expenses	448,478	451,723	444,110
Income from operations	79,407	62,940	80,083
Investment income	879	9,860	18,557
Other income and expense	14,400	9,047	18,172
Income before provision for income taxes	94,686	81,847	116,812
Provision for income taxes	35,537	31,792	42,989
Net income	$59,149	$50,055	$73,823
Weighted-average shares outstanding	27,201,170	32,298,696	41,695,347
Cash dividends per share	$1.08	$1.08	$1.06
Basic and diluted earnings per share	$2.17	$1.55	$1.77
See accompanying notes to consolidated financial statements.

Page 11 of 32 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)
For the Fiscal Years Ended December 28, 2002,
December 29, 2001 and December 30, 2000
			Accumulated
			Other			Total
	Common	Retained	Comprehensive	Treasury		Shareholders'
	Stock	Earnings	Income	Stock		Equity
Balance at December 25, 1999	$7,559	$1,040,354	$7,343	$(136,779	) $	918,477
Net income	---	73,823	---	---		73,823
Other comprehensive income	---	---	(59)			(59)
Comprehensive income						73,764
Shares issued for options (1,250 shares)	35	---	---	---		35
Treasury stock purchased (5,268 shares)	---	---	---	(199)		(199)
Dividends paid	---	(44,191)	---	---		(44,191)
Balance at December 30, 2000	7,594	1,069,986	7,284	(136,978)		947,886
Net income	---	50,055	---	---		50,055
Other comprehensive income	---	---	(805)	---		(805)
Comprehensive income						49,250
Shares issued for options (1,300 shares)	36	---	---	---		36
Shares purchased and cancelled (14,477,242 shares)	---	(434,317)	---	---		(434,317)
Treasury stock purchased (8,708 shares)	---	---	---	(289)		(289)
Dividends paid	---	(37,202)	---	---		(37,202)
Balance at December 29, 2001	7,630	648,522	6,479	(137,267)		525,364
Net income	---	59,149	---	---		59,149
Other comprehensive income	---	---	(2,334)	---		(2,334)
Comprehensive income						56,815
Shares issued for options (8,300 shares)	252	---	---	---		252
Treasury stock purchased (17,970 shares)	---	---	---	(622)		(622)
Dividends paid	---	(29,377)	---	---		(29,377)
Balance at December 28, 2002	$7,882	$678,294	$4,145	$(137,889	) $	552,432
See accompanying notes to consolidated financial statements.

Page 12 of 32 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the Fiscal Years Ended December 28, 2002,
December 29, 2001 and December 30, 2000
	2002	2001	2000
Cash flows from operating activities:
Net income	$59,149	$50,055	$73,823
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	41,885	43,755	44,169
Amortization	5,797	7,222	6,682
(Gain) loss on sale of fixed assets	(3,620)	1,629	(5,913)
Gain on sale of marketable securities	---	(570)	(1,279)
Changes in operating assets and liabilities:
Inventories	(12,880)	(1,411)	(1,395)
Accounts receivable and prepaid expenses	656	(2,923)	8,508
Income taxes recoverable	3,395	(251)	1,194
Accounts payable and other liabilities	9,551	14,993	(2,696)
Income taxes payable	6,112	---	---
Deferred income taxes	(3,561)	1,381	2,472
Net cash provided by operating activities	106,484	113,880	125,565

Cash flows from investing activities:
Purchase of property and equipment	(46,056)	(48,046)	(56,331)
Proceeds from the sale of property and equipment	14,520	86	11,714
Purchase of marketable securities	(21,754)	(299,064)	(259,574)
Proceeds from maturities of marketable securities	2,929	556,141	108,154
Proceeds from sale of marketable securities	---	123,660	127,043
Increase in intangible and other assets	(702)	(19)	(13,379)
Net cash provided by (used in) investing activities	(51,063)	332,758	(82,373)

Cash flows from financing activities:
Proceeds (payments) of long-term debt, net	(25,000)	25,000	---
Proceeds from issuance of common stock	252	36	35
Dividends paid	(29,377)	(37,202)	(44,191)
Purchase and cancellation of stock	---	(434,317)	---
Purchase of treasury stock	(622)	(289)	(199)
Net cash used in financing activities	(54,747)	(446,772)	(44,355)

Net increase (decrease) in cash	674	(134)	(1,163)
Cash at beginning of year	3,255	3,389	4,552
Cash at end of year	$3,929	$3,255	$3,389

See accompanying notes to consolidated financial statements.

Page 13 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the company's consolidated financial statements:

(a) Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2002.

(b) Definition of Fiscal Year
The company's fiscal year ends on the last Saturday in December. Fiscal 2002, 2001 and 2000 were comprised of 52 weeks, 52 weeks and 53 weeks, respectively.

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

Available-for-sale securities are recorded at fair value as determined by quoted market price based on national markets. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the market value below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

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

Page 14 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(g) Store Closing Costs
The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to eight years. At December 28, 2002, closed store lease liabilities totaled $3.1 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores.

(h) Intangible Assets
Intangible assets are generally amortized over periods ranging from 15 to 20 years.

(i) Insurance Programs
The company maintains self-insurance programs for the majority of its associate health care benefits and workers compensation claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $1,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $500,000.

(j) Incentive Plans
The company has elected to follow the intrinsic value method of accounting as detailed in the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its associate stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (Statement No. 123) requires use of option valuation models that were not developed for use in valuing associate stock options. The effect of applying Statement No. 123's fair value method to the company's stock-based awards results in pro forma net income and earnings per share that are not materially different from amounts reported.

(k) Income Taxes
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

(l) Revenue Recognition
Revenues from the sale of products to the company's customers are recognized at the point of sale.

(m) Vendor Allowances
Vendor rebates, credits and promotional allowances that relate to the company's buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, in accordance with its underlying agreement.

Page 15 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(n) Advertising Costs
The company expenses advertising costs as incurred. The company recorded advertising expense of $23.6 million in 2002, $26.3 million in 2001 and $25.4 million in 2000.

(o) New Accounting Standards
As of December 30, 2001, the company adopted Emerging Issues Task Force Issue Nos. 00-14, "Accounting for Certain Sales Incentives;" 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentives Offers, and Offers for Free Products or Services to Be Delivered in the Future;" and 00-25, "Vendor Income Statement Characterization of Consideration from a Vendor to a Retailer" (EITF Issues). These EITF Issues establish new rules for accounting for certain sales incentives, loyalty programs and vendor contracts; however, the adoption of these EITF Issues do not have an impact on the company's net income or shareholders' equity. These EITF Issues require certain sales incentives, which prior to adoption were reported as expenses or costs of goods sold, to be classified as a reduction of revenue. Prior year financial statements were reclassified to conform to the requirements of these EITF Issues.

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

The company applied Statement No. 142 in the first quarter of fiscal 2002. Application of the Statement resulted in an increase in pre-tax net income of approximately $2.0 million for fiscal 2002 due to the elimination of amortization of goodwill. The company performed the required impairment tests of goodwill and determined that the company's goodwill was not impaired.

(p) Earnings Per Share
Basic and diluted earnings per share are the same amounts for each period presented.

(q) Use of Estimates
Management of the company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Page 16 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 2 Marketable Securities
Marketable securities, as of December 28, 2002 and December 29, 2001, consisted of:

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 28, 2002	Cost	Gains		Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$6,514	$26	$	---	$6,540
U.S. Treasury securities	1,023	4		---	1,027
Equity securities	3,125	7,064		10	10,179
Other short-term investments	25,764	---		---	25,764
	$36,426	$7,094		$10	$43,510

			Gross		Gross
			Unrealized		Unrealized
(dollars in thousands)	Amortized		Holding		Holding	Fair
December 29, 2001	Cost		Gains		Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$1,524	$	---	$	---	$1,524
U.S. Treasury securities	1,022		38		---	1,060
Equity securities	3,125		11,036		---	14,161
Other short-term investments	11,930		---		---	11,930
	$17,601		$11,074	$	---	$28,675

Maturities of marketable securities classified as available-for-sale at December 28, 2002, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$31,787	$31,791
Due after one year through five years	1,514	1,540
Equity securities	3,125	10,179
	$36,426	$43,510

See additional disclosures regarding marketable securities in notes 1(d) and 13.

Page 17 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 3 Inventories
Merchandise inventories, as of December 28, 2002 and December 29, 2001, were valued as follows:

(dollars in thousands)	2002	2001
LIFO	$145,138	$134,544
Average cost	37,694	35,408
	$182,832	$169,952

If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $39,006,000 and $41,014,000 higher than as reported on the above methods as of December 28, 2002 and December 29, 2001, respectively.

Although management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the company's circumstances, the following summary of net income and per share amounts based on the use of the average cost method for valuing all inventories is presented for comparative purposes.

(dollars in thousands, except per share amounts)	2002	2001	2000
Net income	$57,975	$48,947	$73,477
Basic and diluted earnings per share	$2.13	$1.52	$1.76

Note 4 Property and Equipment
Property and equipment, as of December 28, 2002 and December 29, 2001, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2002	2001
Land		$64,209	$69,103
Buildings and improvements	10-60	335,224	325,775
Equipment	3-12	478,570	475,472
Leasehold improvements	5-20	99,690	99,692
Total, at cost		977,693	970,042
Less accumulated depreciation and amortization		549,540	530,065
		$428,153	$439,977

Page 18 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 5 Lease Commitments
At December 28, 2002, the company leased approximately 58% of its open store facilities under operating leases that expire at various dates up to 2024. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the company may extend the lease terms from 5 to 20 years.

Rent expense on all leases consisted of:

(dollars in thousands)	2002	2001	2000
Minimum annual rentals	$29,291	$29,706	$27,685
Contingent rentals	274	219	297
	$29,565	$29,925	$27,982

The following is a schedule by year of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 28, 2002.

(dollars in thousands)
2003	$28,781
2004	27,521
2005	24,279
2006	22,068
2007	19,475
Thereafter	141,213
$263,337

The company has $3,101,000 accrued for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received. The future minimum rental payments required under operating leases for these locations are included in the above schedule.

As of December 28, 2002, the future minimum rentals to be received under non-cancelable leases and subleases were $5,321,000.

Page 19 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 6 Retirement Plans
The company has a contributory retirement savings plan (401(k)) covering substantially all full-time associates, a noncontributory profit-sharing plan covering eligible associates, a noncontributory associate stock bonus plan covering eligible associates and two supplemental retirement plans covering certain officers of the company. An eligible associate as defined in the Weis Markets, Inc. Profit Sharing Plan includes salaried associates, store management and administrative support personnel. The company's policy is to fund 401(k), profit-sharing and stock bonus costs as accrued, but not supplemental retirement costs. Contributions to the 401(k) plan, the profit-sharing plan and the stock bonus plan are made at the sole discretion of the company.

The company's supplemental retirement plans provide for the payment of specific amounts of annual retirement benefits to the officers or to their beneficiaries over an actuarially computed normal life expectancy. The actuarial present value of accumulated benefits amounted to $7,824,000 and $7,551,000 at December 28, 2002 and December 29, 2001, respectively.

Retirement plan costs amounted to:

(dollars in thousands)	2002	2001	2000
Retirement savings plan	$987	$955	$945
Profit-sharing plan	850	850	850
Employee stock bonus plan	40	40	40
Supplemental retirement plans	400	303	617
	$2,277	$2,148	$2,452

The company has no other post-retirement benefit plans.

Page 20 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 7 Incentive Plans
(a) Stock Option Plan
The company has an incentive stock option plan for officers and other key associates under which 185,480 shares of common stock are reserved for issuance at December 28, 2002. Under the terms of the plan, option prices are 100% of the "fair market value" of the shares on the date granted. Options granted are immediately exercisable and expire ten years after date of grant.

Changes during the three years ended December 28, 2002, in options outstanding under the plan were as follows:

	Weighted-Average	Shares
	Exercise Price	Under Option
Balance, December 25, 1999	$34.37	85,720
Granted	$35.13	35,450
Exercised	$27.30	(1,250)
Forfeited	$33.53	(3,400)
Balance, December 30, 2000	$34.70	116,520
Granted	$32.72	5,750
Exercised	$27.81	(1,300)
Forfeited	$35.40	(950)
Balance, December 29, 2001	$34.68	120,020
Granted	$35.73	750
Exercised	$30.40	(8,300)
Forfeited	$35.93	(1,200)
Balance, December 28, 2002	$34.99	111,270

Exercise prices for options outstanding as of December 28, 2002 ranged from $26.25 to $37.94. The weighted-average remaining contractual life of those options is 5.7 years. As of December 28, 2002, all options are exercisable.

(b) Company Appreciation Plan
Under the company appreciation plan, officers and other associates are awarded rights equivalent to shares of company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the original date of issue is paid in cash to the participants.

During 2002, 2001 and 2000, 13,500, 20,100 and 56,750 rights, respectively, were awarded under the program. Earnings were charged $37,000 in 2002, credited $188,000 in 2001 and credited $95,000 in 2000 for appropriate changes to the accrued expense for this plan.

Page 21 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 8 Long-Term Debt
In October 2002, the company entered into a three-year unsecured Revolving Credit Agreement (the "Credit Agreement") in the amount of $100 million to provide funds for general corporate purposes including working capital and letters of credit. The Credit Agreement requires the maintenance of affirmative and negative covenants, which among other things restrict stock purchases, capital expenditures, and asset dispositions. The covenants include the preservation of a minimum consolidated net worth and a fixed charge coverage ratio. Borrowings under the Credit Agreement bear interest at a Base-Rate Option or Euro-Rate Option at the discretion of the company. The Base Rate is the greater of Prime Rate or 0.50% plus the Federal Funds Effective Rate. The Euro-Rate is based upon the London interbank market plus an Applicable Margin. The Applicable Margin equals 0.625% plus a Usage Fee of 0.125% when borrowings exceed 33% of the aggregate committed amounts, or 0.25% when borrowings exceed 67% of the aggregate committed amounts, or 0% in all other cases. The company also pays a commitment fee equal to 0.15% per annum on the unused portion of the Credit Agreement. At December 28, 2002, the company had no cash borrowings but had outstanding letters of credit of approximately $18 million under the Credit Agreement. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

The company entered into an unsecured $60 million bridge credit agreement on May 7, 2001, to provide funds for general corporate purposes. The availability under the bridge credit agreement was reduced to $45 million on November 15, 2001, $30 million on March 29, 2002, $25 million on May 31, 2002, and cancelled on August 30, 2002. The weighted-average interest rate for funds borrowed via the bridge credit agreement was 2.9% and 3.0% in 2002 and 2001, respectively.

Page 22 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 9 Income Taxes
The provision for income taxes consists of:

(dollars in thousands)	2002	2001	2000
Currently payable:
Federal	$34,665	$26,637	$31,367
State	4,433	3,773	9,150
Deferred:
Federal	(2,150)	1,005	2,151
State	(1,411)	377	321
	$35,537	$31,792	$42,989

The following is a reconciliation between the applicable income tax expense and the amount of income taxes that would have been provided at the Federal statutory rate. The statutory rate was 35% in 2002, 2001 and 2000.

(dollars in thousands)	2002	2001	2000
Tax at statutory rate	$33,140	$28,646	$40,884
State income taxes, net of federal income tax benefit	1,964	2,697	5,204
Other (principally tax-exempt investment income in 2000)	433	449	(3,099)
Actual provision (effective tax rate 37.5%, 38.8% and 36.8%, respectively)	$35,537	$31,792	$42,989

Cash paid for income taxes was $29,960,000, $30,051,000 and $39,729,000 in 2002, 2001 and 2000, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 28, 2002 and December 29, 2001, are presented below:

(dollars in thousands)	2002	2001
Deferred tax assets:
Accounts receivable	$517	$675
Compensated absences	511	680
Employee benefit plans	6,060	4,852
General liability insurance	1,584	1,699
Nondeductible accruals and other	1,200	310
Total deferred tax assets	9,872	8,216
Deferred tax liabilities:
Inventories	(7,635)	(8,254)
Unrealized gain on marketable securities	(2,939)	(4,595)
Depreciation	(14,765)	(16,051)
Total deferred tax liabilities	(25,339)	(28,900)
Net deferred tax liability	$(15,467)	$(20,684)
Current deferred liability - net	$(702)	$(4,633)
Noncurrent deferred liability - net	(14,765)	(16,051)
Net deferred tax liability	$(15,467)	$(20,684)

Page 23 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 10 Comprehensive Income

(dollars in thousands)	2002	2001	2000
Net income	$59,149	$50,055	$73,823
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $1,655, $335 and $488, respectively)	(2,334)	(471)	690
Reclassification adjustment for gains included in net income (Net of deferred taxes of $0, $236 and $530, respectively)	---	(334)	(749)
Other comprehensive income, net of tax	(2,334)	(805)	(59)
Comprehensive income	$56,815	$49,250	$73,764

Note 11 Goodwill and Other Intangible Assets - Adoption of Statement 142
The effect of goodwill amortization on net income and earnings per share for 2002, 2001 and 2000, is as follows:

(dollars in thousands, except per share amounts)	2002	2001	2000
Net income	$59,149	$50,055	$73,823
Add: Goodwill amortization, net of tax	---	1,618	1,438
Adjusted net income	$59,149	$51,673	$75,261
Basic and diluted earnings per share	$2.17	$1.55	$1.77
Add: Goodwill amortization, net of tax	---	.05	.03
Adjusted basic and diluted earnings per share	$2.17	$1.60	$1.80

Note 12 Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2002 and 2001 are as follows:

(dollars in thousands,	Thirteen Weeks Ended
except per share amounts)	Mar. 30, 2002	June 29, 2002	Sep. 28, 2002	Dec. 28, 2002
Net sales	$504,423	$491,865	$495,891	$507,185
Gross profit on sales	131,683	131,718	132,071	132,413
Net income	14,776	13,553	14,846	15,974
Basic and diluted earnings per share	.54	.50	.55	.58

(dollars in thousands,
except per share amounts)	Mar. 31, 2001	June 30, 2001	Sep. 29, 2001	Dec. 29, 2001
Net sales	$485,695	$488,915	$493,401	$503,654
Gross profit on sales	126,907	127,570	130,380	129,806
Net income	17,194	8,706	11,703	12,452
Basic and diluted earnings per share	.41	.26	.43	.46

Page 24 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Note 13 Fair Value Information
The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair values of the company's marketable securities, as disclosed in Note 2, are based on quoted market prices. The carrying amount for any long-term debt outstanding approximates fair value based upon the company's incremental borrowing rates.

Note 14 Acquisitions
During fiscal 2000, the company acquired two stores located in central Pennsylvania and two stores in Maryland from Fleming Food Companies, Inc. This acquisition was a cash-only transaction accounted for by the purchase method.

Note 15 Contingencies
The company is involved in various legal actions arising out of the normal course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company's consolidated financial position, results of operations or liquidity.

Page 25 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Report of Independent Auditors

The Board of Directors and Shareholders
Weis Markets, Inc.
Sunbury, Pennsylvania

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 28, 2002 and December 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States.

Harrisburg, PA
January 31, 2003

Page 26 of 32 (Form 10-K)

  WEIS MARKETS, INC.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

None.

Page 27 of 32 (Form 10-K)

  WEIS MARKETS, INC.

PART III

Item 10.      Directors and Executive Officers of the Registrant:

"Election of Directors" on pages 4 and 5 of the Weis Markets, Inc. definitive proxy statement dated March 7, 2003 is incorporated herein by reference.

Officers not listed in the Weis Markets, Inc. definitive proxy statement dated March 7, 2003:

Edward W. Rakoskie, Jr. The company has employed Mr. Rakoskie since 1962 in various operations positions. Mr. Rakoskie served as Vice President Store Operations from 1995 through 1997 and was promoted to Vice President of Operations in 1998.

Item 11.      Executive Compensation:

"Committees of the Board and Meeting Attendance," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Board Compensation Committee Report on Executive Compensation," "Shareholder Return Performance," "Comparative Five-Year Total Returns" and "Retirement Plans" on pages 5 through 10 of the Weis Markets, Inc. definitive proxy statement dated March 7, 2003 are incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management:

"Outstanding Voting Securities and Voting Rights" on page 3 and 4 of the Weis Markets, Inc. definitive proxy statement dated March 7, 2003 is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions:

Other Arrangements: Central Properties, Inc., a Pennsylvania corporation ("Central Properties"), owns the land under a company store and an adjacent parking lot in Lebanon, Pennsylvania. Central Properties leased these properties to the company for $80,301 in fiscal 2002. The stockholders of Central Properties include Michael M. Apfelbaum and certain of his family members, Jonathan H. Weis and Robert F. Weis, each of whom is a director of the company.

Item 14.       Controls and Procedures:

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

Page 28 of 32 (Form 10-K)

  WEIS MARKETS, INC.

PART IV

Item 15.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K:

(a)  See Part II Item 8 "Financial Statements and Supplementary Data" contained within this document. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  There were no reports on Form 8-K filed during the quarter ended December 28, 2002.

(c)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation
3-B	By-Laws
10-A	Profit Sharing Plan
10-B	Stock Bonus Plan
10-C	Company Appreciation Plan
10-D	Stock Option Plan
10-E	Supplemental Employee Retirement Plan
10-F	Executive Employment Contract - CEO
10-G	Executive Employment Contract - CFO
10-H	Revolving Credit Agreement
21	Subsidiaries of the Registrant
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

Exhibit 3-A has been filed as exhibit 4.1 in Form S-8 on September 13, 2002 and is incorporated herein by reference.

Exhibit 10-D has been filed on Form S-8 on September 13, 2002 and is incorporated herein by reference.

Exhibits 3-B, 10-C, 10-E and 10-F have been filed as exhibits under Part IV, Item 14(c) in Form 10-K for the fiscal year ended December 29, 2001 and are incorporated herein by reference.

The foregoing exhibits are available upon request from the Secretary of the company at a fee of $10.00 per copy.

Page 29 of 32 (Form 10-K)

  WEIS MARKETS, INC.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/11/2003	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/11/2003	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/11/2003	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer
and Director

Date 03/11/2003	/S/William R. Mills
William R. Mills
Senior Vice President and Treasurer /
Chief Financial Officer / Chief Accounting Officer
and Director

Date 03/11/2003	/S/Jonathan H. Weis
Jonathan H. Weis
Vice President and Secretary
and Director

Date 03/11/2003	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 03/11/2003	/S/Michael M. Apfelbaum
Michael M. Apfelbaum
Director

Date 03/11/2003	/S/Steven C. Smith
Steven C. Smith
Director

Page 30 of 32 (Form 10-K)

WEIS MARKETS, INC.

CERTIFICATION- CEO

I, Norman S. Rich, President / CEO of Weis Markets, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Weis Markets, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003                                                                                                    /S/ Norman S. Rich
                                                                                                                                         Norman S. Rich

                                                                                                                                          President / CEO

Page 31 of 32 (Form 10-K)

WEIS MARKETS, INC.

CERTIFICATION- CFO

I, William R. Mills, Senior Vice President and Treasurer / CFO of Weis Markets, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K of Weis Markets, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003                                                                                                  /S/ William R. Mills
                                                                                                                                         William R. Mills
                                                                                                                                      Senior Vice President
                                                                                                                                         and Treasurer / CFO

 Page 32 of 32 (Form 10-K)

EXHIBIT 21

WEIS MARKETS, INC.

SUBSIDIARIES OF THE REGISTRANT

	State of Incorporation	Percent Owned by Registrant
Albany Public Markets, Inc.	New York	100%
Dutch Valley Food Company, Inc.	Pennsylvania	100%
King's Supermarkets, Inc.	Pennsylvania	100%
Martin's Farm Market, Inc.	Pennsylvania	100%
Shamrock Wholesale Distributors, Inc.	Pennsylvania	100%
SuperPetz, LLC	Pennsylvania	100%
Weis Transportation, Inc.	Pennsylvania	100%
WMK Financing, Inc.	Delaware	100%

The consolidated financial statements include the accounts of the company and its subsidiaries.

EXHIBIT 99.1

WEIS MARKETS, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-K Report of Weis Markets, Inc. (the "company") on Form 10-K for the year ending December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman S. Rich, President / Chief Executive Officer of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
03/11/2003

EXHIBIT 99.2

WEIS MARKETS, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-K Report of Weis Markets, Inc. (the "company") on Form 10-K for the year ending December 28, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
03/11/2003