Form 10-Q
period 2003-03-29
WEIS MARKETS INC
filed 2003-05-08
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Common Stock, No Par Value                                                                              27,193,537 shares
                                                                                                                   (Outstanding at end of period)

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	March 29, 2003	December 28, 2002
Assets
Current:
Cash	$3,887	$3,929
Marketable securities	72,475	43,510
Accounts receivable, net	32,089	30,188
Inventories	169,346	182,832
Prepaid expenses	4,884	3,980
Total current assets	282,681	264,439
Property and equipment, net	422,304	428,153
Intangible and other assets	23,867	24,107
	$728,852	$716,699
Liabilities
Current:
Accounts payable	$92,269	$101,917
Accrued expenses	19,243	15,704
Accrued self-insurance	18,019	16,117
Payable to employee benefit plans	9,159	8,950
Income taxes payable	15,160	6,112
Deferred income taxes	486	702
Total current liabilities	154,336	149,502
Deferred income taxes	14,456	14,765
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,986,337 shares issued	7,882	7,882
Retained earnings	686,735	678,294
Accumulated other comprehensive income
(Net of deferred taxes of $2,363 in 2003 and $2,939 in 2002)	3,332	4,145
	697,949	690,321
Treasury stock at cost, 5,792,800 shares	(137,889)	(137,889)
Total shareholders' equity	560,060	552,432
	$728,852	$716,699
See accompanying notes to consolidated financial statements.

Page 1 of 13 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands except per share amounts)

	Three Months Ended
	March 29, 2003	March 30, 2002
Net sales	$509,071	$504,423
Cost of sales, including warehousing and distribution expenses	375,942	372,740
Gross profit on sales	133,129	131,683
Operating, general and administrative expenses	111,679	111,151
Income from operations	21,450	20,532
Investment income	229	173
Other income	3,854	3,204
Interest expense	(95)	(176)
Income before provision for income taxes	25,438	23,733
Provision for income taxes	9,654	8,957
Net income	$15,784	$14,776
Weighted-average shares outstanding	27,193,537	27,203,559
Cash dividends per share	$0.27	$0.27
Basic and diluted earnings per share	$0.58	$0.54
See accompanying notes to consolidated financial statements.

  Page 2 of 13 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Three Months Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net income	$15,784	$14,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,760	10,061
Amortization	1,773	1,324
(Gain) loss on sale of fixed assets	62	(83)
Changes in operating assets and liabilities:
Inventories	13,486	11,590
Accounts receivable and prepaid expenses	(2,805)	(1,062)
Income taxes recoverable	---	3,395
Accounts payable and other liabilities	(3,998)	(10,246)
Income taxes payable	9,048	4,608
Deferred income taxes	51	444
Net cash provided by operating activities	43,161	34,807

Cash flows from investing activities:
Purchase of property and equipment	(5,710)	(6,270)
Proceeds from the sale of property and equipment	140	3,004
Purchase of marketable securities	(31,351)	(8,860)
Proceeds from maturities of marketable securities	997	15
Decrease in intangible and other assets	64	---
Net cash used in investing activities	(35,860)	(12,111)

Cash flows from financing activities:
Payments of long-term debt, net	---	(15,000)
Proceeds from issuance of common stock	---	13
Dividends paid	(7,343)	(7,345)
Net cash used in financing activities	(7,343)	(22,332)

Net increase (decrease) in cash	(42)	364
Cash at beginning of period	3,929	3,255
Cash at end of period	$3,887	$3,619
See accompanying notes to consolidated financial statements.

Page 3 of 13 (Form 10-Q)

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

Impact of Recently Issued Accounting Standards: As of December 28, 2002, the company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" (EITF Issue). This EITF Issue establishes new rules for accounting for certain cash considerations received by a reseller from a vendor; however, the adoption of this EITF Issue does not have an impact on the company's financial statement classifications, net income or shareholders' equity.

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (Statement No. 148). Statement 148 amends Statement of Financial Accounting Standards Statement No. 123, "Accounting for Stock-Based Compensation" (Statement No. 123), to provide alternative methods of transition to Statement No. 123's fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of Statement No. 123 and Accounting Principles Board's Opinion No. 28, "Interim Financial Reporting" (APB 28), to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While Statement No. 148 does not amend Statement No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of Statement No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement No. 123 or the intrinsic value method of the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25).

As of March 29, 2003, the company has a stock option plan, which is set forth in Note 7(a) of the company's 10-K under the caption "Incentive Plans," within the "Notes to Consolidated Financial Statements," which was filed for the fiscal year ended December 28, 2002 and is incorporated herein by reference. The company accounts for the plan under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The effects on net income and earnings per share if the company had applied the fair value recognition provisions of Statement No. 123 are immaterial.

Page 4 of 13 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the period ended March 29, 2003 and March 28, 2002 are as follows:

	Three Months Ended
(dollars in thousands)	2003	2002
Net income	$15,784	$14,776
Unrealized losses on marketable securities	(813)	(325)
Comprehensive income	$14,971	$14,451

(3) Property and Equipment
Property and equipment, as of March 29, 2003 and December 28, 2002, consisted of :

(dollars in thousands)	Useful Life (in years)	2003	2002
Land		$64,209	$64,209
Buildings and improvements	10-60	336,343	335,224
Equipment	3-12	479,232	478,570
Leasehold improvements	5-20	100,466	99,690
Total, at cost		980,250	977,693
Less accumulated depreciation and amortization		557,946	549,540
		$422,304	$428,153

Page 5 of 13 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Sales for the first quarter ended March 29, 2003, increased .9% to $509.1 million compared with $504.4 million for the same period a year ago. Comparable store sales, which include expansions and relocations, increased 1.4%. The sales increase was the result of aggressive promotional activity in key markets. The first quarter sales comparison to last year was affected by the timing of the Easter holiday week, which fell in the first quarter of 2002 and occurs in the second quarter in 2003.

Gross profit as a percentage of sales for the first quarter of 2003 was 26.2%, virtually unchanged from a year ago. Gross profit increased $1.4 million or 1.1% to $133.1 million. The gross profit dollar increase was generated from the higher sales volume.

Operating, general and administrative expenses of $111.7 million, at 21.9% of sales, increased $500 thousand, or .5% compared to the first quarter last year. Due to the harsh winter in its operating area, the company experienced increased utility and snow removal costs of $1.1 million for the first quarter of 2003. This increase was offset by the success in several expense control initiatives throughout the organization, as total operating expenses as a percentage of sales for the quarter decreased .1%

The company's other income is primarily generated from net rental income, coupon-handling fees, store service commissions, cardboard salvage and gain or loss on the sale of fixed assets. Other income for the quarter of $3.9 million at .8% of sales, increased $700 thousand, or 20.3%, compared with $3.2 million for the same period a year ago. Rental payments for closed stores decreased $500 thousand and store service commissions increased $200 thousand, which accounted for the variation. Interest expense for 2003 is comprised of the commitment fee and the amortization of debt expense for the unsecured Revolving Credit Agreement.

The effective tax rate for the first quarter of 2003 was 38.0% compared with 37.7% in 2002. The company's federal income tax returns for 1997 through 1999 are under a routine audit by the Internal Revenue Service. The Internal Revenue Service has provided the company with a number of preliminary notices of proposed adjustment. The Internal Revenue Service has not completed its audit; however, if it were to propose a deficiency, the amount may be material to the overall financial position of the company. The company believes that it has meritorious defenses and would vigorously contest these matters.

For the three-month period ended March 29, 2003, the company generated $15.8 million in net income, an increase of 6.8% compared to last year's net income of $14.8 million. The company's first quarter basic and diluted earnings per share of $.58 compared to $.54 per share in 2002.

As of the end of the fiscal quarter, Weis Markets, Inc. operated 160 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

The company generated $43.2 million in cash flows from operating activities for the three-month period ended March 29, 2003 compared to $34.8 million during the same period of 2002. Working capital increased $13.4 million or 11.7% since the beginning of the year.

Page 6 of 13 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash used in investing activities during the first quarter of 2003 was $35.9 million compared to $12.1 million in 2002. Property and equipment expenditures in the first quarter of 2003 amounted to $5.7 million as compared to $6.3 million in 2002. The company invested $31.4 million in short-term marketable securities to provide funds for future working capital needs and for its capital expansion program.

The company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $72.4 million in 2003. In 2003, the company will fund its working capital requirements and its $72.4 million capital expansion program through internally generated cash flows from operations. It is not expected that any type of external financing will be needed for these activities this year.

Net cash used in financing activities during the first quarter of 2003 was $7.3 million, compared to $22.3 million in 2002. During 2002, the company cancelled its bridge credit agreement and established a three-year unsecured revolving credit facility in the amount of $100 million to provide funds for general corporate purposes including working capital and letters of credit. The Board of Directors' 1996 resolution authorizing the purchase of 1,000,000 shares of treasury stock has a remaining balance of 546,707 shares. Cash dividend payments made during the quarter at $.27 per common share amounted to $7.3 million, the same as a year ago. At a regularly scheduled meeting held on April 8, 2003, the Board of Directors declared a $.27 per share dividend payable to holders of record as of May 2, 2003, payable on May 16, 2003. The company has no other commitment of capital resources as of March 29, 2003, other than the lease commitments on its store facilities under operating leases.

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

Page 7 of 13 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Policies(continued)

Accrued Store Closing Costs

The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to eight years. At March 29, 2003, closed store lease liabilities totaled $2.9 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Self-Insurance

The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers' compensation is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers' compensation claims up to $1,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $500,000. Significant assumptions used in the development of the actuarial estimates include reliance on our historical claims data including average monthly claims and average lag time between incurrence and payment.

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

Page 8 of 13 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the three months ended March 29, 2003. Quantitative information is set forth in Item 7a on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 28, 2002 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in Item 7a of the company's 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 28, 2002 and is incorporated herein by reference.

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

Page 9 of 13 (Form 10-Q)

PART II - OTHER INFORMATION
WEIS MARKETS, INC.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Shareholders of Weis Markets, Inc., was held on Tuesday, April 8, 2003, at 10:00 a.m., Eastern Standard Time, at the Corporate offices, 1000 South Second Street, Sunbury, PA 17801.

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

  2. To approve the appointment of independent public accountants for the current fiscal year.

  3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting, submitted to the Secretary by the Judge of Elections, disclosed the following tabulation of votes:

Proposal #1	For	Withhold
Robert F. Weis	25,429,812	553,333
Norman S. Rich	25,428,619	554,527
William R. Mills	25,429,062	554,083
Jonathan H. Weis	25,184,323	798,822
Michael M. Apfelbaum	25,524,878	458,266
Richard E. Shulman	25,625,047	358,098
Steven C. Smith	25,625,072	358,073

Proposal #2	For	Against	Abstain
Proposal to approve the appointment of Ernst & Young LLP, as the independent public accountants of the Corporation.	24,716,413	1,258,577	8,155

Page 10 of 13 (Form 10-Q)

WEIS MARKETS, INC.

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 29, 2003.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 05/08/2003	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 05/08/2003	/S/William R. Mills
William R. Mills
Senior Vice President and Treasurer /
Chief Financial Officer / Chief Accounting Officer

Page 11 of 13 (Form 10-Q)

WEIS MARKETS, INC.

CERTIFICATION- CEO

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

Date: May 8, 2003                                                                                                    /S/ Norman S. Rich
                                                                                                                                         Norman S. Rich

                                                                                                                                          President/CEO

Page 12 of 13 (Form 10-Q)

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

Date: May 8, 2003                                                                                                    /S/ William R. Mills
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

Page 13 of 13 (Form 10-Q)

EXHIBIT 99.1

WEIS MARKETS, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending March 29, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman S. Rich, President / Chief Executive Officer of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
05/8/2003

EXHIBIT 99.2

WEIS MARKETS, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending March 29, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
05/8/2003