Form 10-Q
period 2003-06-28
WEIS MARKETS INC
filed 2003-08-07
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003
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

Common Stock, No Par Value                                                                               27,193,737 shares
                                                                                                                   (Outstanding at end of period)

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	June 28, 2003	December 28, 2002
Assets
Current:
Cash	$4,019	$3,929
Marketable securities	76,014	43,510
Accounts receivable, net	30,053	30,188
Inventories	167,274	182,832
Prepaid expenses	4,827	3,980
Deferred income taxes	690	---
Total current assets	282,877	264,439
Property and equipment, net	419,745	428,153
Intangible and other assets	23,628	24,107
	$726,250	$716,699
Liabilities
Current:
Accounts payable	$85,268	$101,917
Accrued expenses	21,939	15,704
Accrued self-insurance	17,246	16,117
Payable to employee benefit plans	8,867	8,950
Income taxes payable	10,546	6,112
Deferred income taxes	---	702
Total current liabilities	143,866	149,502
Deferred income taxes	14,902	14,765
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,986,537 and 32,986,337 shares issued, respectively	7,887	7,882
Retained earnings	693,171	678,294
Accumulated other comprehensive income
(Net of deferred taxes of $3,059 in 2003 and $2,939 in 2002)	4,313	4,145
	705,371	690,321
Treasury stock at cost, 5,792,800 shares	(137,889)	(137,889)
Total shareholders' equity	567,482	552,432
	$726,250	$716,699
See accompanying notes to consolidated financial statements.

Page 1 of 13 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
Net sales	$507,981	$491,865	$1,017,052	$996,288
Cost of sales, including warehousing and distribution expenses	373,535	360,147	749,477	732,887
Gross profit on sales	134,446	131,718	267,575	263,401
Operating, general and administrative expenses	117,302	113,357	228,982	224,508
Income from operations	17,144	18,361	38,593	38,893
Investment income	387	276	616	449
Other income	4,816	2,842	8,670	6,047
Interest expense	(94)	(87)	(189)	(264)
Income before provision for income taxes	22,253	21,392	47,690	45,125
Provision for income taxes	8,474	7,839	18,128	16,796
Net income	$13,779	$13,553	$29,562	$28,329
Weighted-average shares outstanding	27,193,546	27,204,227	27,193,541	27,203,893
Cash dividends per share	$0.27	$0.27	$0.54	$0.54
Basic and diluted earnings per share	$0.51	$0.50	$1.09	$1.04
See accompanying notes to consolidated financial statements.
Page 2 of 13 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Six Months Ended
	June 28, 2003	June 29, 2002
Cash flows from operating activities:
Net income	$29,562	$28,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,679	20,439
Amortization	3,374	2,667
(Gain) loss on sale of fixed assets	(991)	249
Changes in operating assets and liabilities:
Inventories	15,558	8,324
Accounts receivable and prepaid expenses	(712)	3,699
Income taxes recoverable	---	(1,180)
Accounts payable and other liabilities	(9,368)	(8,872)
Income taxes payable	4,434	---
Deferred income taxes	(1,375)	(167)
Net cash provided by operating activities	60,161	53,488

Cash flows from investing activities:
Purchase of property and equipment	(15,924)	(16,304)
Proceeds from the sale of property and equipment	2,621	3,079
Purchase of marketable securities	(33,213)	(9,999)
Proceeds from maturities of marketable securities	997	15
(Increase) decrease in intangible and other assets	128	(300)
Net cash used in investing activities	(45,391)	(23,509)

Cash flows from financing activities:
Payments of long-term debt, net	---	(15,000)
Proceeds from issuance of common stock	5	26
Dividends paid	(14,685)	(14,690)
Purchase of treasury stock	---	(1)
Net cash used in financing activities	(14,680)	(29,665)

Net increase in cash	90	314
Cash at beginning of period	3,929	3,255
Cash at end of period	$4,019	$3,569
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

As of June 28, 2003, the company has a stock option plan, which is set forth in Note 7(a) of the company's 10-K under the caption "Incentive Plans," within the "Notes to Consolidated Financial Statements," which was filed for the fiscal year ended December 28, 2002 and is incorporated herein by reference. The company accounts for the plan under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The effects on net income and earnings per share if the company had applied the fair value recognition provisions of Statement No. 123 are immaterial.

Page 4 of 13 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the period ended June 28, 2003 and June 29, 2002 are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	2003	2002	2003	2002
Net income	$13,779	$13,553	$29,562	$28,329
Unrealized gains (losses) on marketable securities	981	(1,281)	168	(1,606)
Comprehensive income	$14,760	$12,272	$29,730	$26,723

(3) Property and Equipment
Property and equipment, as of June 28, 2003 and December 28, 2002, consisted of :

(dollars in thousands)	Useful Life (in years)	2003	2002
Land		$63,736	$64,209
Buildings and improvements	10-60	336,339	335,224
Equipment	3-12	484,055	478,570
Leasehold improvements	5-20	99,256	99,690
Total, at cost		983,386	977,693
Less accumulated depreciation and amortization		563,641	549,540
		$419,745	$428,153

Page 5 of 13 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Total sales for the second quarter ended June 28, 2003 increased 3.3% to $508.0 million compared to sales of $491.9 million in the same quarter of 2002. Sales for the first half of this year increased 2.1% to $1.02 billion compared to $996.3 million in 2002. Comparable store sales in the second quarter increased 4.1% compared to a 0.6% increase in 2002. Through the first half of the year, the company experienced a 2.7% increase in comparable store sales compared to a 2.0% increase for the same period a year ago.

When calculating the percentage change in comparable store sales, the company defines a new store as comparable the week following one full year of operation. Relocated stores and stores with expanded square footage are included in comparable sales since these units are located in existing markets. When a store is closed, sales generated from that unit in the prior year are subtracted from total company sales starting the same week of closure in the prior year and continuing from that point forward.

The sales increase in the current quarter was the result of aggressive promotional activity in key markets coupled with the timing of the Easter holiday. Sales related to Easter occurred in the second quarter this year and accounts for approximately 1.0% of the total sales increase. By contrast, the Easter sales period occurred during the first quarter in 2002. These favorable sales results were achieved in an intensely competitive market and at a time of minimal economic growth.

Gross profit of $134.4 million at 26.5% of sales, increased $2.7 million or 2.1% versus the same quarter last year. The gross profit rate decreased 0.3% compared to the same quarter a year ago. The year-to-date gross profit at 26.3% of sales increased $4.2 million or 1.6%, while the gross profit rate decreased 0.1%. In the first half of this year, the company experienced product inflation, primarily in perishable categories. At this time, management is unaware of any events or trends that may cause a material change to the overall financial operation due to this upward shift in product cost.

The second quarter operating, general and administrative expenses of $117.3 million at 23.1% of sales, increased $3.9 million or 3.5% compared to the same quarter in 2002. As a percentage of sales, operating expenses in the quarter were 0.1% higher than the 23.0% rate realized in the same period of 2002. Although the year-to-date operating, general and administrative expenses increased $4.5 million in the first half of the year, as compared to the first half of last year, these expenses as a percentage of sales remained constant at 22.5%.

The increase in operating, general and administrative expenses during the quarter and year-to-date generally coincides with the increase in sales on most expense lines. Productivity initiatives and a more stable work force helped control labor expense during the first half of this year. Snow removal, electronic fund transfer fees, and custodial and security services increased 30.0% compared to the same quarter last year and have increased 35.4% year-to-date. Advertising expenditures during the quarter rose $1.5 million primarily due to a decrease in vendor paid cooperative advertising. The company will increase its focus on improving efficiencies and controlling expenses at store and distribution levels in the second half of the year, while continuing to drive profitable, top line sales growth.

In the second quarter, the company's investment income totaled $387,000 at 0.1% of sales, an increase of $111,000 or 40.2% compared to the same period a year ago. Year-to-date, the company's investment income increased $167,000 or 37.2% to $616,000.

Other income of $4.8 million at 0.9% of sales increased $2.0 million or 69.5% compared to the same quarter last year. The company's other income is primarily generated from net rental income, coupon-handling fees, store service commissions, cardboard salvage and gain or loss on the sale of fixed assets. The company sold a closed store facility during the second quarter realizing a gain of $1.2 million. Year-to-date other income of $8.7 million at 0.9% of sales has increased $2.6 million or 43.4% versus a year ago.

Page 6 of 13 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

Interest expense for 2003 is comprised of the loan commitment fee on the three-year unsecured Revolving Credit Agreement established in October of 2002 for $100 million and the amortization of expenses associated with establishing that credit facility.

The effective tax rate for the second quarter of 2003 was 38.1% compared with 36.6% in 2002. Year-to-date, the effective tax rate is 38.0% compared to 37.2% in the same period last year. The company's federal income tax returns for 1997 through 1999 are under a routine audit by the Internal Revenue Service. The Internal Revenue Service has provided the company with a number of preliminary notices of proposed adjustment. The Internal Revenue Service has not completed its audit; however, if it were to propose a deficiency, the amount may be material to the overall financial position of the company. The company believes that it has meritorious defenses and would vigorously contest these matters.

For the three-month period ending June 28, 2003, net income of $13.8 million increased 1.7% compared to the same period last year. Basic and diluted earnings per share of $.51 for the quarter increased 2.0% compared to 2002. Year-to-date earnings increased 4.4% from $28.3 million to $29.6 million. Basic and diluted earnings per share in the first half of 2003 increased 4.8% to $1.09 compared to $1.04 generated in the first half of last year.

As of June 28, 2003, Weis Markets, Inc. operated 159 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2003, the company generated $60.2 million in cash flows from operating activities compared to $53.5 million for the same period in 2002. Working capital increased $24.1 million or 20.9% since the beginning of the year.

Net cash used in investing activities in the first half of 2003 amounted to $45.4 million as compared to the $23.5 million used in 2002. Capital expenditures for the first half of the year totaled $15.9 million as compared to $16.3 million in 2002. Earlier this year, the company estimated that its 2003 capital expenditure plans would require an investment of $72.4 million. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities. The company anticipates funding its 2003 working capital requirements, including its capital expenditure requirements, through internally generated cash flows from operations and without external financing.

Net cash used in financing activities during the first half of 2003 was $14.7 million compared to $29.7 million in 2002. The Board of Directors' 1996 resolution authorizing the purchase of 1,000,000 shares of treasury stock has a remaining balance of 546,707 shares. Year-to-date cash dividends paid to shareholders of $14.7 million were unchanged compared to the first half of 2002. At a regular meeting of the Board of Directors held in early July, the Directors unanimously approved a 3.7% increase in the quarterly dividend from $.27 to $.28 per share. The dividend is payable on August 22, 2003 to shareholders of record on August 8, 2003.

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

Vendor Allowances

Vendor rebates, credits and promotional allowances that relate to the company's buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, in accordance with its underlying agreement. Off invoice and bill back allowances are used to reduce direct product costs upon the receipt of goods. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Promotional allowance funds for specific vendor sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back haul allowances provided by suppliers for distributing their product through our distribution system are recorded in cost of sales as the required performance is completed. Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially setup in the company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Vendor allowances recorded as credits in cost of sales for the second quarter totaled $10.6 million in 2003 and $11.4 million in 2002. Year-to-date vendor allowances for 2003 and 2002 were $24.1 million and $23.8 million, respectively. Vendor paid cooperative advertising credits for the second quarter totaled $3.3 million in 2003 and $4.6 million in 2002. These credits were netted against advertising expenses for the second quarter of $6.5 million in 2003 and $6.3 million in 2002, within operating, general and administrative expenses. Year-to-date cooperative advertising credits for 2003 and 2002 were $8.9 million and $8.4 million, respectively, while year-to-date advertising expenses were $11.9 million for 2003 and $11.6 million for 2002. At the end of second quarter 2003, the company had accounts receivable due from vendors of $3.4 million for earned advertising credits and $5.6 million for earned promotional discounts. The company had $2.4 million in unearned revenue included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation. The company does not use estimates to account for receivables due under these vendor arrangements.

Page 8 of 13 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Policies (continued)

Accrued Store Closing Costs

The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to eight years. At June 28, 2003, closed store lease liabilities totaled $2.7 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

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

Page 9 of 13 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the six months ended June 28, 2003. Quantitative information is set forth in Item 7a on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 28, 2002 and is incorporated herein by reference.

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

Page 10 of 13 (Form 10-Q)

WEIS MARKETS, INC.

Item 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - One Form 8-K, Item 9, was filed on April 22, 2003, to announce the first quarter results of the company.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 08/07/2003	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 08/07/2003	/S/William R. Mills
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

Date: August 7, 2003                                                                                                      /S/ Norman S. Rich
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

Date: August 7, 2003                                                                                                     /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending June 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman S. Rich, President / Chief Executive Officer of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
08/07/2003

EXHIBIT 99.2

WEIS MARKETS, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending June 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
08/07/2003