Form 10-Q
period 2003-09-27
WEIS MARKETS INC
filed 2003-11-06
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2003
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

Common Stock, No Par Value                                                                               27,192,777 shares
                                                                                                                   (Outstanding at end of period)

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands)

	September 27, 2003	December 28, 2002
Assets
Current:
Cash	$3,525	$3,929
Marketable securities	97,881	43,510
Accounts receivable, net	32,657	30,188
Inventories	167,209	182,832
Prepaid expenses	4,568	3,980
Deferred income taxes	3,591	---
Total current assets	309,431	264,439
Property and equipment, net	414,393	428,153
Intangible and other assets	23,388	24,107
	$747,212	$716,699
Liabilities
Current:
Accounts payable	$99,727	$101,917
Accrued expenses	20,173	15,704
Accrued self-insurance	17,641	16,117
Payable to employee benefit plans	9,325	8,950
Income taxes payable	6,755	6,112
Deferred income taxes	---	702
Total current liabilities	153,621	149,502
Deferred income taxes	23,305	14,765
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,986,937 and 32,986,337 shares issued, respectively	7,899	7,882
Retained earnings	696,422	678,294
Accumulated other comprehensive income
(Net of deferred taxes of $2,765 in 2003 and $2,939 in 2002)	3,899	4,145
	708,220	690,321
Treasury stock at cost, 5,794,160 and 5,792,800 shares, respectively	(137,934)	(137,889)
Total shareholders' equity	570,286	552,432
	$747,212	$716,699
See accompanying notes to consolidated financial statements.

Page 1 of 11 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 27, 2003	Sept. 28, 2002
Net sales	$504,690	$495,891	$1,521,742	$1,492,179
Cost of sales, including warehousing and distribution expenses	371,299	363,820	1,120,776	1,096,707
Gross profit on sales	133,391	132,071	400,966	395,472
Operating, general and administrative expenses	120,180	114,625	349,162	339,132
Income from operations	13,211	17,446	51,804	56,340
Investment income	303	211	919	661
Other income	4,421	6,175	13,090	12,221
Interest expense	(94)	(55)	(282)	(319)
Income before provision for income taxes	17,841	23,777	65,531	68,903
Provision for income taxes	6,977	8,931	25,105	25,727
Net income	$10,864	$14,846	$40,426	$43,176
Weighted-average shares outstanding	27,193,094	27,204,263	27,193,392	27,203,873
Cash dividends per share	$0.28	$0.27	$0.82	$0.81
Basic and diluted earnings per share	$0.40	$0.55	$1.49	$1.59
See accompanying notes to consolidated financial statements.

Page 2 of 11 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Nine Months Ended
	Sept. 27, 2003	Sept. 28, 2002
Cash flows from operating activities:
Net income	$40,426	$43,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,791	30,924
Amortization	4,688	4,007
Loss on sale of fixed assets	(92)	(2,548)
Changes in operating assets and liabilities:
Inventories	15,623	6,950
Accounts receivable and prepaid expenses	(3,057)	(1,001)
Income taxes recoverable	---	3,395
Accounts payable and other liabilities	4,178	4,670
Income taxes payable	643	2,168
Deferred income taxes	4,421	(3,475)
Net cash provided by operating activities	96,621	88,266

Cash flows from investing activities:
Purchase of property and equipment	(24,273)	(28,550)
Proceeds from the sale of property and equipment	4,173	9,778
Purchase of marketable securities	(55,788)	(21,754)
Proceeds from maturities of marketable securities	997	15
(Increase) decrease in intangible and other assets	192	(300)
Net cash used in investing activities	(74,699)	(40,811)

Cash flows from financing activities:
Payments of long-term debt, net	---	(25,000)
Proceeds from issuance of common stock	17	26
Dividends paid	(22,298)	(22,035)
Purchase of treasury stock	(45)	(49)
Net cash used in financing activities	(22,326)	(47,058)

Net increase (decrease) in cash	(404)	397
Cash at beginning of period	3,929	3,255
Cash at end of period	$3,525	$3,652
See accompanying notes to consolidated financial statements.

Page 3 of 11 (Form 10-Q)

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

Impact of Recently Issued Accounting Standards: As of December 28, 2002, the company adopted Emerging Issues Task Force Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" (EITF Issue). This EITF Issue establishes new rules for accounting for certain cash considerations received by a reseller from a vendor; however, the adoption of this EITF Issue did not have an impact on the company's financial statement classifications, net income or shareholders' equity.

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

As of September 27, 2003, the company has a stock option plan, which is set forth in Note 7(a) of the company's 10-K under the caption "Incentive Plans," within the "Notes to Consolidated Financial Statements," which was filed for the fiscal year ended December 28, 2002. The company accounts for the plan under the recognition and measurement principles of APB 25 and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The effects on net income and earnings per share if the company had applied the fair value recognition provisions of Statement No. 123 are immaterial.

Page 4 of 11 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the period ended September 27, 2003 and September 28, 2002 are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	2003	2002	2003	2002
Net income	$10,864	$14,846	$40,426	$43,176
Unrealized losses on marketable securities	(414)	(1,935)	(246)	(3,541)
Comprehensive income	$10,450	$12,911	$40,180	$39,635

(3) Property and Equipment
Property and equipment, as of September 27, 2003 and December 28, 2002, consisted of :

(dollars in thousands)	Useful Life (in years)	2003	2002
Land		$63,763	$64,209
Buildings and improvements	10-60	335,788	335,224
Equipment	3-12	489,558	478,570
Leasehold improvements	5-20	99,771	99,690
Total, at cost		988,880	977,693
Less accumulated depreciation and amortization		574,487	549,540
		$414,393	$428,153

Page 5 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Total sales for the third quarter ended September 27, 2003 increased 1.8% to $504.7 million compared to sales of $495.9 million in the same quarter of 2002. Year to date sales of $1.5 billion increased $29.6 million or 2.0% compared with the same three quarters in 2002. Comparable store sales in the third quarter increased 2.4% compared to a 0.6% increase in 2002. Year to date the company generated a 2.6% increase in comparable store sales compared to a 1.5% increase for the same period a year ago.

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

      The sales increase in the current quarter was partially the result of aggressive advertising and promotional activity in key markets. Although sales results are affected by product cost inflation and deflation, management does not feel they can accurately measure the full effect on retail pricing because of changes in the types of merchandise sold between periods, shifts in shoppers' buying patterns and the fluctuation in competitive influences. During the third quarter, the company experienced significant cost increases for certain commodities such as beef, poultry and dairy (eggs and milk). These cost increases combined with competitive activity that restrained management from increasing retails, caused some unexpected erosion in gross profit in these commodities. At this time, management is unaware of any events or trends that may cause a material change to the overall financial operation due to the upward shift in product cost.

      Gross profit of $133.4 million at 26.4% of sales, increased $1.3 million or 1.0% versus the same quarter last year, but the gross profit rate decreased 0.2%. The year to date gross profit at 26.3% of sales increased $5.5 million or 1.4%, while the gross profit rate decreased 0.2%. The company experienced an increase in inventory losses this year, which negatively impacted the gross profit rate by 0.2% when compared with the same period last year. To address this issue, management established a "Shrink Reduction Team" late in the second quarter of this year, devoted to the reduction of inventory loss. Mangement expects to reverse this loss trend over the next several months.

      The third quarter operating, general and administrative expenses of $120.2 million at 23.8% of sales, increased $5.6 million or 4.8% compared to the same quarter in 2002. As a percentage of sales, operating expenses in the quarter were 0.7% higher than the 23.1% rate realized in the third quarter last year. Year to date operating, general and administrative expenses increased $10.0 million over expenses in the same three quarters of last year. As a percentage of sales, year to date expenses increased from 22.7% in 2002 to 22.9% in the current year.

      Store supplies to support the advertising and promotional programs along with media advertising expense net of the vendor paid cooperative advertising credits, increased $3.1 million for the quarter compared to the third quarter in 2002. Year to date, the company experienced a $2.8 million increase in electronic fund transfer fees, and custodial, security and snow removal services. Management remains committed to improving efficiencies and controlling expenses at store and distribution levels, while continuing to drive profitable, top line sales growth.

      In the third quarter, the company's investment income totaled $303,000 at 0.1% of sales, an increase of $92,000 or 43.6% compared to the same period a year ago. Year to date, the company's investment income increased $258,000 or 39.0% to $919,000.

     Other income of $4.4 million at 0.9% of sales decreased $1.8 million or 28.4% compared to the same quarter last year. The company's other income is primarily generated from net rental income, coupon-handling fees, store service commissions, cardboard salvage and gain or loss on the sale of fixed assets. In the third quarter of 2002, the company sold two closed store facilities realizing a gain of $2.9 million. Year to date other income of $13.1 million at 0.9% of sales increased $869,000 or 7.1% versus a year ago.

Page 6 of 11 (Form 10-Q)

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

      The effective tax rate for the third quarter of 2003 was 39.1% compared with 37.6% in 2002. Year to date, the effective tax rate of 38.3% compares to 37.3% in the same period last year. The company's federal income tax returns for 1997 through 1999 have undergone a routine audit by the Internal Revenue Service (IRS). The IRS provided the company with a number of notices of proposed adjustment. The company and the IRS agreed to enter into an accelerated negotiated settlement process for certain of these adjustments. If the IRS issues a notice of deficiency, the amount may be material to the overall financial position of the company. The company believes that it has meritorious defenses and would vigorously contest these matters.

      For the three-month period ending September 27, 2003, net income of $10.9 million decreased 26.8% compared to the same period last year. Basic and diluted earnings per share of $.40 for the quarter decreased $.15 or 27.3% compared to 2002. Year to date earnings decreased 6.4% from $43.2 million to $40.4 million. Basic and diluted earnings per share for the first three quarters of 2003 decreased 6.3% to $1.49 compared to $1.59 generated in the same period last year.

      As of September 27, 2003, Weis Markets, Inc. operated 159 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      During the first three quarters of 2003, the company generated $96.6 million in cash flows from operating activities compared to $88.3 million for the same period in 2002. Working capital increased $40.9 million or 35.6% since the beginning of the year.

      Net cash used in investing activities in the first three quarters of 2003 amounted to $74.7 million compared to the $40.8 million used in 2002. Capital expenditures for the three quarters of the year totaled $24.3 million compared to $28.6 million in 2002. Earlier this year, the company estimated that its 2003 capital expenditure plans would require an investment of $72.4 million. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities. Capital projects are running behind initial completion dates, and the company does not anticipate spending the entire capital budget amount in the current year. The company anticipates funding its working capital requirements for the remainder of the year, including its capital expenditure requirements, through internally generated cash flows from operations and without external financing.

      Net cash used in financing activities during the first three quarters of 2003 was $22.3 million compared to $47.1 million in 2002. The Board of Directors' 1996 resolution authorizing the purchase of 1,000,000 shares of treasury stock has a remaining balance of 545,347 shares. Year to date cash dividends paid to shareholders of $22.3 million compared with $22.0 million during the first three quarters of 2002. At a regular meeting of the Board of Directors held in October, the Directors unanimously approved a regular quarterly dividend of $.28 per share. The dividend is payable on November 17, 2003 to shareholders of record on November 3, 2003.

Page 7 of 11 (Form 10-Q)

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

Vendor allowances recorded as credits in cost of sales for the third quarter totaled $10.1 million in 2003 and $9.9 million in 2002. Year-to-date vendor allowances for 2003 and 2002 were $34.2 million and $33.7 million, respectively. Vendor paid cooperative advertising credits for the third quarter totaled $2.7 million in 2003 and $3.6 million in 2002. These credits were netted against advertising expenses for the third quarter of $7.1 million in 2003 and $5.6 million in 2002, within operating, general and administrative expenses. Year-to-date cooperative advertising credits for 2003 and 2002 were $11.6 million and $12.0 million, respectively, while year-to-date advertising expenses were $19.0 million for 2003 and $17.1 million for 2002. At the end of third quarter 2003, the company had accounts receivable due from vendors of $3.3 million for earned advertising credits and $4.3 million for earned promotional discounts. The company had $2.3 million in unearned revenue included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation. The company does not use estimates to account for receivables due under these vendor arrangements.

Page 8 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Policies (continued)

Accrued Store Closing Costs

The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to eight years. At September 27, 2003, closed store lease liabilities totaled $2.7 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which the change becomes known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

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

Page 9 of 11 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the nine months ended September 27, 2003. Quantitative information is set forth in Item 7a on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 28, 2002 and is incorporated herein by reference.

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

Page 10 of 11 (Form 10-Q)

WEIS MARKETS, INC.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

        Exhibit 31.1 Rule 13a-14(a) Certification - CEO

        Exhibit 31.2 Rule 13a-14(a) Certification - CFO

        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K - One Form 8-K, Item 9, was filed on July 16, 2003, to announce the second quarter results of the company.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 11/06/2003	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 11/06/2003	/S/William R. Mills
William R. Mills
Senior Vice President and Treasurer /
Chief Financial Officer / Chief Accounting Officer

Page 11 of 11 (Form 10-Q)

EXHIBIT 31.1

WEIS MARKETS, INC.

CERTIFICATION- CEO

I, Norman S. Rich, President/CEO of Weis Markets, Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Weis Markets, Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        c)  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a)  all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 6, 2003                                                                                                 /S/ Norman S. Rich
                                                                                                                                         Norman S. Rich

                                                                                                                                          President/CEO

EXHIBIT 31.2

WEIS MARKETS, INC.

CERTIFICATION- CFO

I, William R. Mills, Senior Vice President and Treasurer/CFO of Weis Markets Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Weis Markets Inc.;

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        c)  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a)  all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
         b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 6, 2003                                                                                               /S/ William R. Mills
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

EXHIBIT 32

WEIS MARKETS, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending September 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
11/06/2003

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
11/06/2003

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.