Form 10-K
period 2003-12-27
WEIS MARKETS INC
filed 2004-03-05
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2003
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $463,932,000.
Shares of common stock outstanding as of March 1, 2004 - 27,140,300.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 5, 2004 are incorporated by reference in Part III of this Form 10-K.

  WEIS MARKETS, INC.

WEIS MARKETS, INC.

 PART I

Item 1.      Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2003. The company's stock has been traded on the New York Stock Exchange since 1965 under the symbol "WMK." The Weis family currently owns approximately 64% of the outstanding shares. Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman and Secretary. Both are involved in the day-to-day operations of the business.

On May 7, 2001, the company repurchased approximately 14.5 million shares of its common stock from the family of the late Sigfried Weis for approximately $434.3 million in cash.

The company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel and general merchandise items, such as health and beauty care and household products. In addition, customer convenience is addressed at many locations by offering services such as company-operated photo labs and third parties providing in-store banks, laundry services and take-out restaurants. The company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The company utilizes a loyalty card program, "Weis Club Preferred Shopper," which provides shoppers with an opportunity to receive discounts, promotions and rewards. The company owns and operates 158 retail food stores and a chain of 33 SuperPetz, LLC pet supply stores.

The percentage of net sales contributed by each class of similar products for each of the previous five fiscal years was:

Year	Grocery	Meat	Produce	Pharmacy	Pet Supply	Other
1999	55.86	13.97	12.05	6.66	3.28	8.18
2000	57.61	15.22	12.75	7.82	3.17	3.43
2001	57.74	15.54	12.95	8.89	3.25	1.63
2002	55.39	15.29	14.73	9.83	3.28	1.48
2003	54.55	15.70	14.67	10.28	3.18	1.62

Retail food store locations by state and by trade name are as follows:

			Mr. Z's	King's	Cressler's	Scot's
State	Total	Weis Markets	Food Mart	Supermarkets	Marketplace	Lo-Cost	Save-A-Lot
Pennsylvania	131	103	17	6	1	3	1
Maryland	21	21
New Jersey	3	3
New York	1	1
Virginia	1	1
West Virginia	1	1
Total	158	130	17	6	1	3	1

Page 1 of 33 (Form 10-K)

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

Square feet	Number of stores
55,000 to 65,000	21
45,000 to 54,999	75
35,000 to 44,999	37
25,000 to 34,999	17
Under 25,000	8
Total	158

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels:

(square feet in thousands)	2003	2002	2001	2000	1999
Beginning store count	160	163	163	163	158
New stores	---	1	2	2	5
Relocations	1	3	---	3	---
Acquistions	---	---	---	4	4
Closed stores	(2)	(2)	(2)	(4)	(3)
Relocated stores	(1)	(3)	---	(5)	(1)
Sold	---	(2)	---	---	---
Ending store count	158	160	163	163	163
Total square feet, at year-end	7,157	7,154	7,168	7,087	6,909
Additions/major remodels	4	5	6	6	6

The company supports the retail operations through a centrally located distribution facility, its own transportation fleet and four manufacturing facilities.  The company is required to use a significant amount of working capital to provide for the necessary amount of inventory to meet demand for its products through efficient use of buying power and effective utilization of space in the warehouse facilities. The manufacturing facilities consist of a meat processing plant, an ice cream plant, an ice plant and a milk processing plant.

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

The company has approximately 18,600 full-time and part-time associates.

Page 2 of 33 (Form 10-K)

WEIS MARKETS, INC.

Item 2.      Properties:

The company owns and operates 81 of its retail food stores, and leases and operates 77 stores under operating leases that expire at various dates up to 2024. SuperPetz leases all 33 of its retail store locations. The company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

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

Item 4.      Submission of Matters to a Vote of Security Holders:

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

Page 3 of 33 (Form 10-K)

WEIS MARKETS, INC.

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters:

The company's stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders including individual participants in security position listings on December 27, 2003 as provided by the company's transfer agent was 5,899. High and low stock prices and dividends paid per share for the last two fiscal years were:

	2003			2002
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$32.15	$27.41	$.27	$30.62	$26.90	$.27
Second	32.50	30.45	.27	38.18	29.30	.27
Third	36.11	31.02	.28	39.50	31.03	.27
Fourth	36.85	33.93	.28	35.45	29.79	.27

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

Five Year Review of Operations

		52 Weeks		52 Weeks	52 Weeks		53 Weeks		52 Weeks
		Ended		Ended	Ended		Ended		Ended
(dollars in thousands, except per share amounts)		Dec. 27, 2003		Dec. 28, 2002	Dec. 29, 2001		Dec. 30, 2000		Dec. 25, 1999
Net sales		$2,042,499		$1,999,364	$1,971,665		$2,042,329		$1,992,791
Costs and expenses		1,971,878		1,919,957	1,908,725		1,962,246		1,899,756
Income from operations		70,621		79,407	62,940		80,083		93,035
Investment and other income		17,583		15,279	18,907		36,729		30,980
Income before provision for income taxes		88,204		94,686	81,847		116,812		124,015
Provision for income taxes		33,628		35,537	31,792		42,989		44,290
Net income		54,576		59,149	50,055		73,823		79,725
Retained earnings, beginning of year		678,294		648,522	1,069,986		1,040,354		1,003,170
		732,870		707,671	1,120,041		1,114,177		1,082,895
Stock purchase and cancellation		---		---	434,317		---		---
Cash dividends		29,909		29,377	37,202		44,191		42,541
Retained earnings, end of year		$702,961		$678,294	$648,522		$1,069,986		$1,040,354
Weighted-average shares outstanding		27,186,277		27,201,170	32,298,696		41,695,347		41,718,188
Cash dividends per share		$1.10		$1.08	$1.08		$1.06		$1.02
Basic and diluted earnings per share		$2.01		$2.17	$1.55		$1.77		$1.91
Working capital		$162,305		$114,937	$102,331		$496,906		$481,728
Total assets		$744,315		$716,699	$704,185		$1,085,904		$1,058,221
Long-term obligations	$	---	$	---	$25,000	$	---	$	---
Shareholders' equity		$575,448		$552,432	$525,364		$947,886		$918,477
Number of grocery stores		158		160	163		163		163
Number of pet supply stores		33		33	33		33		34

Page 4 of 33 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

Total company sales were $2.042 billion, $1.999 billion and $1.972 billion for fiscal years 2003, 2002 and 2001, respectively. All three fiscal years were comprised of 52 weeks ending on the last Saturday in December and are directly comparable in results. Sales in 2003 increased 2.2%, or $43.1 million, compared to 2002 and comparable store sales increased 2.7%. Sales in 2002 increased 1.4%, or $27.7 million, compared to 2001 and comparable store sales increased 1.4%.

When calculating the percentage change in comparable store sales, the company defines a new store to be comparable the week following one full year of operation. Relocated stores and stores with expanded square footage are included in comparable store sales since these units are located in existing markets. When a store is closed, sales generated from that unit in the prior year are subtracted from total company sales starting the same week of closure in the prior year and continuing from that point forward.

The company cannot accurately measure the full effect of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors. At this time, the company is unaware of any events or trends that may cause a material change to the overall financial operation such as an upward shift in product cost.

Gross profit, as a percentage of sales, was 26.3%, 26.4% and 26.1% in 2003, 2002 and 2001, respectively. Gross profit dollars generated from sales in 2003 increased $8.7 million, or 1.6%, to $536.6 million compared to 2002, which increased $13.2 million compared to 2001. In 2003, the company experienced significant cost increases in commodities such as beef, eggs and milk. These cost increases combined with competitive activity that constrained management from increasing beef retail prices for several months, contributed to the slight erosion in the gross profit rate. Improvements in the company's supply chain network in 2002 favorably impacted the gross profit rate compared to 2001.

Operating, general and administrative expenses in 2003 totaled $466.0 million or 22.8% of sales compared to 22.4% in 2002 and 22.9% in 2001. As a percentage of sales, the .4% increase in 2003 expenses as compared to 2002, was attributable to higher labor expenses, medical benefits, supplies, debit/credit card transaction fees, store security, snow removal, business insurance and advertising costs. The company is primarily self-insured for costs related to associate health care, workers' compensation and other business insurance claims.

In 2003, the company's investment income increased $341,000, or 38.8%, to $1.2 million compared to the same period a year ago. In 2002, the company's investment income of $879,000 decreased $9.0 million, or 91.1%, compared to 2001. The company sold the majority of its investment portfolio in the first half of 2001 in order to complete an all cash stock repurchase. The company realized gains on the sale of marketable securities of $570,000 in 2001.

The company's other income is primarily generated from rental income, coupon-handling fees, lottery commissions, cardboard salvage, gain or loss on the sale of fixed assets and interest expense. Other income in 2003 totaled $16.4 million, or .8% of sales, and increased $2.0 million, or 13.6%, compared to 2002. Interest and amortization of debt expense totaled $396,000 in 2003 compared to $394,000 in 2002 and $1.4 million in 2001. Borrowings under a bridge credit agreement, initially entered into in 2001, were repaid in 2002 and the agreement was cancelled. In 2002, the company entered into a $100 million unsecured revolving credit agreement to provide funds for general corporate purposes. The company has not borrowed any funds under the revolving credit agreement.

Page 5 of 33 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

The company's combined federal and state effective tax rate was 38.1% in 2003, 37.5% in 2002 and 38.8% in 2001. The tax rate increased in 2001 after the company sold its large position in tax-free investments in order to complete the stock repurchase. During 2003, the Internal Revenue Service completed its routine audit of the company's federal income tax returns for the years 1997 through 2001, and the resulting settlement did not have a material impact on 2003 income tax expense.

Net income in 2003 was $54.6 million or 2.7% of sales compared to $59.1 million or 3.0% of sales in 2002 and $50.1 million or 2.5% of sales in 2001. Basic and diluted earnings per share of $2.01 in 2003 compared to $2.17 in 2002 and $1.55 in 2001. The impact on earnings per share from the company's large stock repurchase was partially realized in 2001 and fully realized in 2002. At the end of 2003, the company had 27.1 million shares of common stock outstanding. Basic and diluted earnings per share are computed using weighted-average shares outstanding, which were 27.2 million in 2003 and 2002, and 32.3 million in 2001.

As of the end of the fiscal year, Weis Markets, Inc. operated 158 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Liquidity and Capital Resources

Net cash provided by operating activities was $105.9 million in 2003 compared with $106.5 million in 2002 and $113.9 million in 2001. Working capital increased 41.2% in 2003, increased 12.3% in 2002, and decreased 79.4% in 2001. The considerable decline in working capital in 2001 resulted from the sale of a majority of the company's investment portfolio in order to fund a $434.3 million repurchase of common stock.

Net cash used in investing activities was $74.5 million in 2003 compared to $51.1 million in 2002, and $332.8 million provided by investing activities in 2001. In 2003 and 2002, these funds were used primarily for the purchases of new securities and property and equipment. Property and equipment purchases during fiscal 2003 totaled $35.9 million compared to $46.1 million in 2002 and $48.1 million in 2001. As a percentage of sales, capital expenditures were 1.8%, 2.3% and 2.4% in 2003, 2002 and 2001, respectively.

The company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $93.2 million in 2004. Based upon construction timetables, a portion of these expenditures may carry over into 2005.

Net cash used in financing activities during 2003 was $31.8 million compared to $54.7 million in 2002 and $446.8 million in 2001. In 2002, the company cancelled its bridge credit agreement and established a three-year unsecured revolving credit agreement in the amount of $100 million to provide funds for general corporate purposes including working capital and letters of credit. At December 27, 2003, the company had no cash borrowings but had outstanding letters of credit of approximately $21 million under the credit agreement. In 2001, the company purchased and cancelled 14.5 million shares of common stock for $434.3 million.

Page 6 of 33 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Total cash dividend payments on common stock amounted to $1.10 per share in 2003 compared to $1.08 in 2002 and 2001. Treasury stock purchases amounted to $2.0 million in 2003, compared to minimal purchases in the prior two years. The Board of Directors' 1996 resolution authorizing the purchase of 1,000,000 shares of treasury stock has a remaining balance of 489,918 shares. The company has no other commitment of capital resources as of December 27, 2003, other than the lease commitments on its store facilities under operating leases that expire at various dates up to 2024. The company will fund its working capital requirements and its $93.2 million capital expansion program through internally generated cash flows from operations.

The company's earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings. The company's marketable securities currently consist of Pennsylvania tax-free state and municipal bonds, equity securities and other short-term investments.

By their nature, these financial instruments inherently expose the holders to market risk. The extent of the company's interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the company believes that its exposure in this area is not material.

Under its current policies, the company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations. Historically, the company's principal investment strategy of obtaining marketable securities with maturity dates between one and five years helps to minimize market risk and to maintain a balance between risk and return. The equity securities owned by the company consist primarily of stock held in large capitalized companies trading on public security exchange markets. The company's management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure is located in Item 7a.

Contractual Obligations

The following table represents scheduled maturities of the company's long-term contractual obligations as of December 27, 2003.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$234,119	$26,545	$46,832	$38,421	$122,321
Total	$234,119	$26,545	$46,832	$38,421	$122,321

Page 7 of 33 (Form 10-K)

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

Store Closing Costs

The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from two to seven years. At December 27, 2003, closed store lease liabilities totaled $2.6 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which changes become known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Page 8 of 33 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Self-Insurance

The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers' compensation claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $1,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $500,000. Significant assumptions used in the development of the actuarial estimates include reliance on our historical claims data including average monthly claims and average lag time between incurrence and payment.

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

Page 9 of 33 (Form 10-K)

WEIS MARKETS, INC.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates											Fair Value
December 27, 2003	2004	2005		2006		2007		2008		Thereafter	Total	Dec. 27, 2003
Rate sensitive assets:
Fixed interest rate securities	$6,500 $	---	$	---	$	---	$	---	$	---	$6,500	$6,523
Average interest rate	1.31%	---		---		---		---		---	1.31%
Variable interest rate securities	$69,888 $	---	$	---	$	---	$	---	$	---	$69,888	$69,888
Average interest rate	0.96%	---		---		---		---		---	0.96%

(dollars in thousands)	Expected Maturity Dates											Fair Value
December 28, 2002	2003	2004		2005		2006		2007		Thereafter	Total	Dec. 28, 2002
Rate sensitive assets:
Fixed interest rate securities	$6,000	$1,500	$	---	$	---	$	---	$	---	$7,500	$7,567
Average interest rate	1.98%	4.40%		---		---		---		---	2.17%
Variable interest rate securities	$25,764 $	---	$	---	$	---	$	---	$	---	$25,764	$25,764
Average interest rate	1.23%	---		---		---		---		---	1.23%

Other Relevant Market Risks
The company's equity securities at December 27, 2003 had a cost basis of $3,125,000 and a fair value of $10,684,000. The dividend yield realized on these equity investments was 4.70% in 2003. The company's equity securities at December 28, 2002 had a cost basis of $3,125,000 and a fair value of $10,179,000. The dividend yield realized on these equity investments was 4.07% in 2002. Market risk, as it relates to equities owned by the company, is discussed within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

Page 10 of 33 (Form 10-K)

WEIS MARKETS, INC.

Item 8.      Financial Statements and Supplementary Data:

WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
December 27, 2003 and December 28, 2002
	2003	2002
Assets
Current:
Cash	$3,452	$3,929
Marketable securities	87,095	43,510
Accounts receivable	34,111	30,188
Inventories	173,552	182,832
Prepaid expenses	3,987	3,980
Deferred income taxes	4,793	---
Total current assets	306,990	264,439
Property and equipment, net	414,172	428,153
Goodwill, intangible and other assets	23,153	24,107
	$744,315	$716,699
Liabilities
Current:
Accounts payable	$95,238	$101,917
Accrued expenses	20,156	15,704
Accrued self-insurance	17,710	16,117
Payable to employee benefit plans	9,626	8,950
Income taxes payable	1,955	6,112
Deferred income taxes	---	702
Total current liabilities	144,685	149,502
Deferred income taxes	24,182	14,765
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,989,507 and 32,986,337 shares issued, respectively	7,971	7,882
Retained earnings	702,961	678,294
Accumulated other comprehensive income	4,428	4,145
	715,360	690,321
Treasury stock at cost, 5,849,589 and 5,792,800 shares, respectively	(139,912)	(137,889)
Total shareholders' equity	575,448	552,432
	$744,315	$716,699
See accompanying notes to consolidated financial statements.

Page 11 of 33 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share amounts)
For the Fiscal Years Ended December 27, 2003,
December 28, 2002 and December 29, 2001
	2003	2002	2001
Net sales	$2,042,499	$1,999,364	$1,971,665
Cost of sales, including warehousing and distribution expenses	1,505,926	1,471,479	1,457,002
Gross profit on sales	536,573	527,885	514,663
Operating, general and administrative expenses	465,952	448,478	451,723
Income from operations	70,621	79,407	62,940
Investment income	1,220	879	9,860
Other income	16,363	14,400	9,047
Income before provision for income taxes	88,204	94,686	81,847
Provision for income taxes	33,628	35,537	31,792
Net income	$54,576	$59,149	$50,055
Weighted-average shares outstanding	27,186,277	27,201,170	32,298,696
Cash dividends per share	$1.10	$1.08	$1.08
Basic and diluted earnings per share	$2.01	$2.17	$1.55
See accompanying notes to consolidated financial statements.

Page 12 of 33 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except shares)
For the Fiscal Years Ended December 27, 2003,
December 28, 2002 and December 29, 2001
				Accumulated
				Other				Total
	Common Stock		Retained	Comprehensive	Treasury Stock			Shareholders'
	Shares	Amount	Earnings	Income	Shares	Amount		Equity
Balance at December 30, 2000	47,453,979	$7,594	$1,069,986	$7,284	5,766,122	$(136,978	) $	947,886
Net income	---	---	50,055	---	---	---		50,055
Other comprehensive income, net of tax	---	---	---	(805)	---	---		(805)
Comprehensive income								49,250
Shares issued for options	1,300	36	---	---	---	---		36
Shares purchased and cancelled	(14,477,242)	---	(434,317)	---	---	---		(434,317)
Treasury stock purchased	---	---	---	---	8,708	(289)		(289)
Dividends paid	---	---	(37,202)	---	---	---		(37,202)
Balance at December 29, 2001	32,978,037	7,630	648,522	6,479	5,774,830	(137,267)		525,364
Net income	---	---	59,149	---	---	---		59,149
Other comprehensive income, net of tax	---	---	---	(2,334)	---	---		(2,334)
Comprehensive income								56,815
Shares issued for options	8,300	252	---	---	---	---		252
Treasury stock purchased	---	---	---	---	17,970	(622)		(622)
Dividends paid	---	---	(29,377)	---	---	---		(29,377)
Balance at December 28, 2002	32,986,337	7,882	678,294	4,145	5,792,800	(137,889)		552,432
Net income	---	---	54,576	---	---	---		54,576
Other comprehensive income, net of tax	---	---	---	283	---	---		283
Comprehensive income								54,859
Shares issued for options	3,170	89	---	---	---	---		89
Treasury stock purchased	---	---	---	---	56,789	(2,023)		(2,023)
Dividends paid	---	---	(29,909)	---	---	---		(29,909)
Balance at December 27, 2003	32,989,507	$7,971	$702,961	$4,428	5,849,589	$(139,912	) $	575,448
See accompanying notes to consolidated financial statements.

Page 13 of 33 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the Fiscal Years Ended December 27, 2003,
December 28, 2002 and December 29, 2001
	2003	2002	2001
Cash flows from operating activities:
Net income	$54,576	$59,149	$50,055
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	40,196	41,885	43,755
Amortization	6,023	5,797	7,222
(Gain) loss on sale of fixed assets	122	(3,620)	1,629
Gain on sale of marketable securities	---	---	(570)
Changes in operating assets and liabilities:
Inventories	9,280	(12,880)	(1,411)
Accounts receivable and prepaid expenses	(3,930)	656	(2,923)
Income taxes recoverable	---	3,395	(251)
Accounts payable and other liabilities	42	9,551	14,993
Income taxes payable	(4,157)	6,112	---
Deferred income taxes	3,721	(3,561)	1,381
Net cash provided by operating activities	105,873	106,484	113,880

Cash flows from investing activities:
Purchase of property and equipment	(35,928)	(46,056)	(48,046)
Proceeds from the sale of property and equipment	4,271	14,520	86
Purchase of marketable securities	(55,789)	(21,754)	(299,064)
Proceeds from maturities of marketable securities	12,688	2,929	556,141
Proceeds from sale of marketable securities	---	---	123,660
(Increase) decrease in intangible and other assets	251	(702)	(19)
Net cash provided by (used in) investing activities	(74,507)	(51,063)	332,758

Cash flows from financing activities:
Proceeds (payments) of long-term debt, net	---	(25,000)	25,000
Proceeds from issuance of common stock	89	252	36
Dividends paid	(29,909)	(29,377)	(37,202)
Purchase and cancellation of stock	---	---	(434,317)
Purchase of treasury stock	(2,023)	(622)	(289)
Net cash used in financing activities	(31,843)	(54,747)	(446,772)

Net increase (decrease) in cash	(477)	674	(134)
Cash at beginning of year	3,929	3,255	3,389
Cash at end of year	$3,452	$3,929	$3,255
See accompanying notes to consolidated financial statements.

Page 14 of 33 (Form 10-K)

WEIS MARKETS, INC.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the company's consolidated financial statements:

(a) Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2003.

(b) Definition of Fiscal Year
The company's fiscal year ends on the last Saturday in December. Fiscal 2003, 2002 and 2001 were comprised of 52 weeks.

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

Available-for-sale securities are recorded at fair value as determined by quoted market price based on national markets. Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. A decline in the fair value below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

(e) Accounts Receivable
 Accounts receivable are stated net of an allowance for uncollectible accounts of $1.5 million and $1.9 million as of December 27, 2003 and December 28, 2002, respectively. The reserve balance includes amounts due from pharmacy third party providers, customer returned checks and customers of the food service division sold in fiscal 2000. The company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.

(f) Inventories
Inventories are valued at the lower of cost or market, using both the last-in, first-out (LIFO) and average cost methods.

Page 15 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(g) Property and Equipment
Property and equipment are carried at cost. Depreciation is provided on the cost of buildings and improvements and equipment principally using accelerated methods. Leasehold improvements are amortized over the terms of the leases or the useful lives of the assets, whichever is shorter.

Maintenance and repairs are expensed and renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to "Other income."

(h) Goodwill and Intangible Assets
The company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes that intangible assets with an indefinite useful life shall not be amortized until their useful life is determined to be no longer indefinite and should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 states that goodwill should not be amortized but tested for impairment for each reporting unit, on an annual basis and between annual tests in certain circumstances. Intangible assets with a definite useful life are generally amortized over periods ranging from 15 to 20 years. As of December 27, 2003, the company has no intangible assets with indefinite lives.

(i) Impairment of Long-Lived Assets
 The company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The company reviews its property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows.

With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on the company's prior history of disposing of similar assets and current economic conditions.

The results of impairment tests are subject to management's estimates and assumptions of projected cash flows and operating results. The company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

(j) Store Closing Costs
The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from two to seven years. At December 27, 2003, closed store lease liabilities totaled $2.6 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores.

(k) Self-Insurance
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

Page 16 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(l) Incentive Plans
The company has elected to follow the intrinsic value method of accounting as detailed in the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its associate stock options because the alternative fair value accounting provided for under FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing associate stock options. The effect of applying SFAS 123's fair value method to the company's stock-based awards results in pro forma net income and earnings per share that are not materially different from amounts reported.

(m) Income Taxes
Under the asset and liability method of FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

(n) Earnings Per Share
Earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per share are based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to antidilution limitations. Basic and diluted earnings per share are the same amounts for each period presented. For 2003, 2002 and 2001, options to purchase 41,111, 96,900 and 110,350, respectively, at per share prices ranging from $26.25 to $35.13, were not included in the computation of diluted earnings per share because their inclusion under the treasury stock method would have been antidilutive.

(o) Revenue Recognition
Revenue from the sale of products to the company's customers is recognized at the point of sale. Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold. Periodically, the company will run a point based sales incentive program that rewards customers with future sales discounts. The company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software. Sales are reduced by these estimates over the life of the program.

(p) Cost of Sales, Including Warehousing and Distribution Expenses
"Cost of sales, including warehousing and distribution expenses" consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs.

Page 17 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(q) Vendor Allowances
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

Vendor allowances recorded as credits in cost of sales totaled $44.1 million in 2003, $44.3 million in 2002, and $40.7 million in 2001. Vendor paid cooperative advertising credits totaled $16.6 million in 2003, $17.7 million in 2002, and $18.9 million in 2001. These credits were netted against advertising costs within "Operating, general and administrative expenses." As of December 27, 2003, the company had accounts receivable due from vendors of $2.4 million for earned advertising credits and $4.7 million for earned promotional discounts. The company had $2.8 million in unearned revenue included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation.

(r) Operating, General and Administrative Expenses
Business operating costs including expenses generated from administration and purchasing functions, are recorded in "Operating, general and administrative expenses" on the Consolidated Statements of Income. Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising cost and credits, rent, insurance, equipment depreciation, leasehold amortization and costs for outside provided services.

(s) Advertising Costs
The company expenses advertising costs as incurred. The company recorded advertising expense, before vendor paid cooperative advertising credits, of $25.3 million in 2003, $23.6 million in 2002, and $26.3 million in 2001 in "Operating, general and administrative expenses."

(t) Rental Income
The company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of "Other income." All leases are operating leases, as disclosed in Note 5, and do not contain upfront considerations.

(u) Use of Estimates
Management of the company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Page 18 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 2 Marketable Securities
Marketable securities, as of December 27, 2003 and December 28, 2002, consisted of:

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 27, 2003	Cost	Gains		Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$6,514	$9	$	---	$6,523
Equity securities	3,125	7,559		---	10,684
Other short-term investments	69,888	---		---	69,888
	$79,527	$7,568	$	---	$87,095

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 28, 2002	Cost	Gains		Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$6,514	$26	$	---	$6,540
U.S. Treasury securities	1,023	4		---	1,027
Equity securities	3,125	7,064		10	10,179
Other short-term investments	25,764	---		---	25,764
	$36,426	$7,094		$10	$43,510

Maturities of marketable securities classified as available-for-sale at December 27, 2003, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$76,402	$76,411
Equity securities	3,125	10,684
	$79,527	$87,095

See additional disclosures regarding marketable securities in Notes 1(d) and 13.

Page 19 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 3 Inventories
Merchandise inventories, as of December 27, 2003 and December 28, 2002, were valued as follows:

(dollars in thousands)	2003	2002
LIFO	$139,577	$145,138
Average cost	33,975	37,694
	$173,552	$182,832

If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $39,259,000 and $39,006,000 higher than as reported on the above methods as of December 27, 2003 and December 28, 2002, respectively.

Although management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the company's circumstances, the following summary of net income and per share amounts based on the use of the average cost method for valuing all inventories is presented for comparative purposes.

(dollars in thousands, except per share amounts)	2003	2002	2001
Net income	$54,724	$57,975	$48,947
Basic and diluted earnings per share	$2.01	$2.13	$1.52

Note 4 Property and Equipment
Property and equipment, as of December 27, 2003 and December 28, 2002, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2003	2002
Land		$64,669	$64,209
Buildings and improvements	10-60	338,526	335,224
Equipment	3-12	495,867	478,570
Leasehold improvements	5-20	99,819	99,690
Total, at cost		998,881	977,693
Less accumulated depreciation and amortization		584,709	549,540
		$414,172	$428,153

Page 20 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 5 Lease Commitments
At December 27, 2003, the company leased approximately 58% of its open store facilities under operating leases that expire at various dates up to 2024. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the company may extend the lease terms from 5 to 20 years. Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term. The company does not have any leases that include capital improvement funding or other lease concessions.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2003	2002	2001
Minimum annual rentals	$28,453	$29,291	$29,706
Contingent rentals	262	274	219
Lease and sublease income	(8,053)	(7,708)	(7,575)
	$20,662	$21,857	$22,350

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining non-cancelable lease terms in excess of one year as of December 27, 2003.

(dollars in thousands)	Leases	Subleases
2004	$26,545	$(6,545)
2005	24,550	(5,009)
2006	22,282	(3,950)
2007	19,653	(2,896)
2008	18,768	(1,975)
Thereafter	122,321	(3,160)
	$234,119	$(23,535)

The company has $2,490,000 accrued for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received. The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

Page 21 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans
The company has a contributory retirement savings plan (401(k)) covering substantially all full-time associates, a noncontributory profit-sharing plan covering eligible associates, a noncontributory associate stock bonus plan covering eligible associates and two supplemental retirement plans covering certain officers of the company. An eligible associate as defined in the Weis Markets, Inc. Profit Sharing Plan and the Weis Markets, Inc. Employee Stock Bonus Plan includes certain salaried associates, store management and administrative support personnel. The company's policy is to fund 401(k), profit-sharing and stock bonus costs as accrued, but not supplemental retirement costs. Contributions to the 401(k) plan, the profit-sharing plan and the stock bonus plan are made at the sole discretion of the company.

Retirement plan costs amounted to:

(dollars in thousands)	2003	2002	2001
Retirement savings plan	$992	$987	$955
Profit-sharing plan	852	850	850
Employee stock bonus plan	40	40	40
Supplemental retirement plans	629	400	303
	$2,513	$2,277	$2,148

The company maintains a non-qualified supplemental retirement plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. The benefits are determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate of 7.5%.

The net periodic defined benefit obligation is computed as follows:

(dollars in thousands)	2003	2002
Benefit obligation at beginning of year	$5,638	$5,599
Interest cost	402	389
Benefit payments	(283)	(415)
Actuarial gain	41	65
	$5,798	$5,638

The company also maintains a second non-qualified supplemental retirement plan for certain of its associates. This plan is designed to provide retirement benefits and salary deferral opportunities because of the limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. Participants in this plan are excluded from participation in the Profit Sharing and Employee Stock Bonus plans. The Board of Directors annually determines the amount of the allocation to the plan at its sole discretion. The allocation among the various plan participants is made in relationship to their compensation, years of service and job performance. Plan participants are 100% vested in their accounts after seven years of service with the company. Benefits are distributed among participants upon reaching the applicable retirement age. Substantial risk of benefit forfeiture does exist for participants in this plan. The actuarial present value of accumulated benefits amounted to $2,616,000 and $2,138,000 at December 27, 2003 and December 28, 2002, respectively.

The company has no other post-retirement benefit plans.

Page 22 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 7 Incentive Plans
(a) Stock Option Plan
The company has an incentive stock option plan for officers and other key associates under which 185,480 shares of common stock are reserved for issuance at December 27, 2003. Under the terms of the plan, option prices are 100% of the "fair market value" of the shares on the date granted. Options granted are immediately exercisable and expire ten years after date of grant.

Changes during the three years ended December 27, 2003, in options outstanding under the plan were as follows:

	Weighted-Average	Shares
	Exercise Price	Under Option
Balance, December 30, 2000	$34.70	116,520
Granted	$32.72	5,750
Exercised	$27.81	(1,300)
Forfeited	$35.40	(950)
Balance, December 29, 2001	$34.68	120,020
Granted	$35.73	750
Exercised	$30.40	(8,300)
Forfeited	$35.93	(1,200)
Balance, December 28, 2002	$34.99	111,270
Exercised	$27.99	(3,170)
Balance, December 27, 2003	$35.20	108,100

Exercise prices for options outstanding as of December 27, 2003 ranged from $26.50 to $37.94. The weighted-average remaining contractual life of those options is five years. As of December 27, 2003, all options are exercisable.

(b) Company Appreciation Plan
Under the company appreciation plan, officers and other associates are awarded rights equivalent to shares of company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the original date of issue is paid in cash to the participants.

During 2003, 2002 and 2001, the company awarded 0, 13,500 and 20,100 rights, respectively, under the plan. Earnings were charged $0 in 2003, $37,000 in 2002, and credited $188,000 in 2001 for appropriate changes to the accrued expense for this plan.

Page 23 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 8 Long-Term Debt
In October 2002, the company entered into a three-year unsecured Revolving Credit Agreement (the "Credit Agreement") in the amount of $100 million to provide funds for general corporate purposes including working capital and letters of credit. The Credit Agreement requires the maintenance of affirmative and negative covenants, which among other things restrict stock purchases, capital expenditures, and asset dispositions. The covenants include the preservation of a minimum consolidated net worth and a fixed charge coverage ratio. Borrowings under the Credit Agreement bear interest at a Base-Rate Option or Euro-Rate Option at the discretion of the company. The Base-Rate is the greater of Prime Rate or 0.50% plus the Federal Funds Effective Rate. The Euro-Rate is based upon the London interbank market plus an Applicable Margin. The Applicable Margin equals 0.625% plus a Usage Fee of 0.125% when borrowings exceed 33% of the aggregate committed amounts, or 0.25% when borrowings exceed 67% of the aggregate committed amounts, or 0% in all other cases. The company also pays a commitment fee equal to 0.15% per annum on the unused portion of the Credit Agreement. At December 27, 2003, the company had no cash borrowings but had outstanding letters of credit of approximately $21 million under the Credit Agreement. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

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

Page 24 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 9 Income Taxes
The provision (benefit) for income taxes consists of:

(dollars in thousands)	2003	2002	2001
Current:
Federal	$28,387	$34,665	$26,637
State	1,520	4,433	3,773
Deferred:
Federal	3,141	(2,150)	1,005
State	580	(1,411)	377
	$33,628	$35,537	$31,792

The reconciliation of income taxes computed at the federal statutory rate (35% in 2003, 2002 and 2001) to the provision for income taxes is:

(dollars in thousands)	2003	2002	2001
Income taxes at federal statutory rate	$30,871	$33,140	$28,646
State income taxes, net of federal income tax benefit	1,366	1,964	2,697
Other	1,391	433	449
Provision for income taxes (effective tax rate 38.1%, 37.5% and 38.8%, respectively)	$33,628	$35,537	$31,792

Cash paid for income taxes was $31,123,000, $29,960,000 and $30,051,000 in 2003, 2002 and 2001, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 27, 2003 and December 28, 2002, are:

(dollars in thousands)	2003	2002
Deferred tax assets:
Accounts receivable	$122	$517
Compensated absences	474	511
Employee benefit plans	10,193	6,060
General liability insurance	1,618	1,584
Nondeductible accruals and other	2,772	1,200
Total deferred tax assets	15,179	9,872
Deferred tax liabilities:
Inventories	(7,246)	(7,635)
Unrealized gain on marketable securities	(3,140)	(2,939)
Depreciation	(24,182)	(14,765)
Total deferred tax liabilities	(34,568)	(25,339)
Net deferred tax liability	$(19,389)	$(15,467)
Current deferred asset (liability) - net	$4,793	$(702)
Noncurrent deferred liability - net	(24,182)	(14,765)
Net deferred tax liability	$(19,389)	$(15,467)

Page 25 of 33 (Form 10-K)

WEIS MARKETS, INC.

Note 10 Comprehensive Income

(dollars in thousands)	2003	2002	2001
Net income	$54,576	$59,149	$50,055
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $201, $1,655 and $335, respectively)	283	(2,334)	(471)
Reclassification adjustment for gains included in net income (Net of deferred taxes of $0, $0 and $236, respectively)	---	---	(334)
Other comprehensive income, net of tax	283	(2,334)	(805)
Comprehensive income	$54,859	$56,815	$49,250

Note 11 Goodwill and Intangible Assets
The effect of goodwill amortization on net income and earnings per share for 2003, 2002 and 2001, is as follows:

(dollars in thousands, except per share amounts)	2003	2002	2001
Net income	$54,576	$59,149	$50,055
Add: Goodwill amortization, net of tax	---	---	1,618
Adjusted net income	$54,576	$59,149	$51,673
Basic and diluted earnings per share	$2.01	$2.17	$1.55
Add: Goodwill amortization, net of tax	---	---	.05
Adjusted basic and diluted earnings per share	$2.01	$2.17	$1.60

The company adopted FASB Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") effective for fiscal years beginning December 30, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subjected to annual impairment tests. As of December 27, 2003, the company has no intangible assets with indefinite lives.

Note 12 Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2003 and 2002 are as follows:

(dollars in thousands,	Thirteen Weeks Ended
except per share amounts)	Mar. 29, 2003	June 28 2003	Sep. 27, 2003	Dec. 27, 2003
Net sales	$509,071	$507,981	$504,690	$520,757
Gross profit on sales	133,129	134,446	133,391	135,607
Net income	15,784	13,779	10,864	14,149
Basic and diluted earnings per share	.58	.51	.40	.52

	Mar. 30, 2002	June 29, 2002	Sep. 28, 2002	Dec. 28, 2002
Net sales	$504,423	$491,865	$495,891	$507,185
Gross profit on sales	131,683	131,718	132,071	132,413
Net income	14,776	13,553	14,846	15,974
Basic and diluted earnings per share	.54	.50	.55	.58

Page 26 of 33 (Form 10-K)

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

Page 27 of 33 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Auditors

The Board of Directors and Shareholders
Weis Markets, Inc.
Sunbury, Pennsylvania

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 27, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15a. These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 27, 2003 and December 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Harrisburg, PA
January 27, 2004

Page 28 of 33 (Form 10-K)

WEIS MARKETS, INC.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

None.

Page 29 of 33 (Form 10-K)

WEIS MARKETS, INC.

PART III

Item 10.      Directors and Executive Officers of the Registrant:

"Election of Directors" on pages 5 and 6 and "Audit Committee Financial Expert" on page 7 of the Weis Markets, Inc. definitive proxy statement dated March 5, 2004 is incorporated herein by reference.

Officers not listed on pages 5 and 6 in the Weis Markets, Inc. definitive proxy statement dated March 5, 2004:

Steven W. Michaelson Mr. Michaelson was previously employed by Wegmans Food Markets, Inc. Rochester, NY, as Senior Vice President of Marketing from 1994 to 2002. In 2002, he was a founder and co-owner of T.M. Branding, a consulting firm. The company has employed Mr. Michaelson as Senior Vice President Merchandising and Marketing since September 2002.

Edward W. Rakoskie, Jr. The company has employed Mr. Rakoskie since 1962 in various operational positions. Mr. Rakoskie served as Vice President Store Operations from 1995 through 1997 and was promoted to Vice President of Operations in 1998.

The Company has adopted a "Code of Business Conduct and Ethics" that applies to all of its directors, officers and employees. Separately, the Company also adopted a "Code of Ethics for CEO and CFO" specific to its chief executive officer, chief financial officer, controller and any person performing similar functions. The Company has made both documents available on its corporate governance website at http://weismarkets.com/governance_info.php.

Item 11.      Executive Compensation:

"Committees of the Board and Meeting Attendance," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," "Board Compensation Committee Report on Executive Compensation," and "Retirement Plans" on pages 6 through 11 of the Weis Markets, Inc. definitive proxy statement dated March 5, 2004 are incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management:

"Outstanding Voting Securities and Voting Rights" on page 4 of the Weis Markets, Inc. definitive proxy statement dated March 5, 2004 is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions:

Other Arrangements: Central Properties, Inc., a Pennsylvania corporation ("Central Properties"), owns the land under a company store and an adjacent parking lot in Lebanon, Pennsylvania. Central Properties leased these properties to the company for $87,131 in fiscal 2003. The stockholders of Central Properties include Michael M. Apfelbaum and certain of his family members, Jonathan H. Weis and Robert F. Weis, each of whom is a director of the company.

Item 14.       Principal Accountant Fees and Services:

"Ratification Of Appointment Of Independent Auditors" on page 11 of the Weis Markets, Inc. definitive proxy statement dated March 5, 2004 is incorporated herein by reference.

Page 30 of 33 (Form 10-K)

WEIS MARKETS, INC.

PART IV

Item 15.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K:

(a)  See Part II Item 8 "Financial Statements and Supplementary Data" contained within this document.

Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(d) below:

    Schedule II - Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K - One Form 8-K, Item 12, was filed on October 17, 2003, to announce the third quarter results of the company.

(c)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation
3-B	By-Laws
10-A	Profit Sharing Plan
10-B	Stock Bonus Plan
10-C	Company Appreciation Plan
10-D	Stock Option Plan
10-E	Supplemental Employee Retirement Plan
10-F	Executive Employment Contract - CEO
10-G	Executive Employment Contract - CFO
10-H	Revolving Credit Agreement
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a) Certification- CEO
31.2	Rule 13a-14(a) Certification- CFO
32	Certification Pursuant to 18 U.S.C. Section 1350

Exhibits 10-A, 10-B, 10-G and 10-H have been filed as exhibits under Part IV, Item 15(c) in Form 10-K for the fiscal year ended December 28, 2002 and are incorporated herein by reference.

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

Page 31 of 33 (Form 10-K)

WEIS MARKETS, INC.

Item 15d.       Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
WEIS MARKETS, INC.
(dollars in thousands)
COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance at
	Beginning	Costs and		Accounts	Deductions	End of
Description	of Period	Expenses		Describe	Describe (1)	Period
Year ended December 27, 2003:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,878	$2,164	$	---	$2,544	$1,498

Year ended December 28, 2002:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,254	$863	$	---	$1,239	$1,878

Year ended December 29, 2001:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,380	$1,513	$	---	$1,639	$2,254

(1) Deductions are uncollectible accounts written off, net of recoveries.

Page 32 of 33 (Form 10-K)

WEIS MARKETS, INC.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/05/2004	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/05/2004	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/05/2004	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 03/05/2004	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer
and Director

Date 03/05/2004	/S/William R. Mills
William R. Mills
Senior Vice President and Treasurer /
Chief Financial Officer / Chief Accounting Officer
and Director

Date 03/05/2004	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 03/05/2004	/S/Michael M. Apfelbaum
Michael M. Apfelbaum
Director

Date 03/05/2004	/S/Steven C. Smith
Steven C. Smith
Director

Page 33 of 33 (Form 10-K)

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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        c)  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: March 5, 2004                                                                                                     /S/ Norman S. Rich
                                                                                                                                         Norman S. Rich                                                                                                                                           President/CEO

EXHIBIT 31.2

WEIS MARKETS, INC.

CERTIFICATION- CFO

I, William R. Mills, Senior Vice President and Treasurer/CFO of Weis Markets, Inc., certify that:

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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        c)  disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: March 5, 2004                                                                                                     /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Weis Markets, Inc. (the "company") on Form 10-K for the year ending December 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
03/05/2004

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
03/05/2004

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.