Form 10-Q
period 2004-03-27
WEIS MARKETS INC
filed 2004-05-04
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2004
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

Common Stock, No Par Value                                                                               27,125,154 shares
                                                                                                                   (Outstanding at end of period)

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 27, 2004	December 27, 2003
	(unaudited)
Assets
Current:
Cash	$5,292	$3,452
Marketable securities	107,873	87,095
Accounts receivable, net	31,109	34,111
Inventories	162,312	173,552
Prepaid expenses	4,900	3,987
Deferred income taxes	4,927	4,793
Total current assets	316,413	306,990
Property and equipment, net	408,546	414,172
Goodwill, intangible and other assets	22,910	23,153
	$747,869	$744,315
Liabilities
Current:
Accounts payable	$80,442	$95,238
Accrued expenses	24,906	20,156
Accrued self-insurance	18,150	17,710
Payable to employee benefit plans	9,836	9,626
Income taxes payable	7,399	1,955
Total current liabilities	140,733	144,685
Deferred income taxes	23,713	24,182
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,990,157 and 32,989,507 shares issued, respectively	7,990	7,971
Retained earnings	711,597	702,961
Accumulated other comprehensive income
(Net of deferred taxes of $3,017 in 2004 and $3,140 in 2003)	4,253	4,428
	723,840	715,360
Treasury stock at cost, 5,865,003 and 5,849,589 shares, respectively	(140,417)	(139,912)
Total shareholders' equity	583,423	575,448
	$747,869	$744,315

See accompanying notes to consolidated financial statements.

Page 1 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands except share and per share amounts)

	Three Months Ended
	March 27, 2004	March 29, 2003
Net sales	$520,669	$509,071
Cost of sales, including warehousing and distribution expenses	384,245	375,942
Gross profit on sales	136,424	133,129
Operating, general and administrative expenses	115,796	111,679
Income from operations	20,628	21,450
Investment income	296	229
Other income, net	5,113	3,759
Income before provision for income taxes	26,037	25,438
Provision for income taxes	9,802	9,654
Net income	$16,235	$15,784
Weighted-average shares outstanding	27,139,601	27,193,537
Cash dividends per share	$0.28	$0.27
Basic and diluted earnings per share	$0.60	$0.58

See accompanying notes to consolidated financial statements.
Page 2 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Three Months Ended
	March 27, 2004	March 29, 2003
Cash flows from operating activities:
Net income	$16,235	$15,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,418	9,760
Amortization	1,360	1,773
(Gain) loss on sale of fixed assets	(1,510)	62
Changes in operating assets and liabilities:
Inventories	11,240	13,486
Accounts receivable and prepaid expenses	2,089	(2,805)
Accounts payable and other liabilities	(9,396)	(3,998)
Income taxes payable	5,444	9,048
Deferred income taxes	(480)	51
Net cash provided by operating activities	34,400	43,161

Cash flows from investing activities:
Purchase of property and equipment	(6,434)	(5,710)
Proceeds from the sale of property and equipment	2,968	140
Purchase of marketable securities	(21,076)	(31,351)
Proceeds from maturities of marketable securities	---	997
Decrease in intangible and other assets	67	64
Net cash used in investing activities	(24,475)	(35,860)

Cash flows from financing activities:
Proceeds from issuance of common stock	19	---
Dividends paid	(7,599)	(7,343)
Purchase of treasury stock	(505)	---
Net cash used in financing activities	(8,085)	(7,343)

Net increase (decrease) in cash	1,840	(42)
Cash at beginning of period	3,452	3,929
Cash at end of period	$5,292	$3,887

See accompanying notes to consolidated financial statements.

Page 3 of 9 (Form 10-Q)

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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the period ended March 27, 2004 and March 29, 2003 are as follows:

	Three Months Ended
(dollars in thousands)	2004	2003
Net income	$16,235	$15,784
Unrealized losses on marketable securities	(174)	(813)
Comprehensive income	$16,061	$14,971

Page 4 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Total sales for the first quarter ended March 27, 2004 increased 2.3% to $520.7 million compared to sales of $509.1 million in the same quarter of 2003. Comparable store sales in the first quarter increased 3.0% compared to a 1.4% increase in 2003.

      Company revenues are generated from the sale of consumer products in our grocery supermarkets and pet supply stores. When calculating the percentage change in comparable store sales, the company defines a new store to be comparable the week following one full year of operation. Relocated stores and stores with expanded square footage are included in comparable sales since these units are located in existing markets. When a store is closed, sales generated from that unit in the prior year are subtracted from total company sales starting the same week of closure in the prior year and continuing from that point forward.

      Recently, the company has experienced a slight shift in consumer spending habits related to popular low carbohydrate diet programs. The company experienced some product cost inflation in the first quarter of 2004 and based upon economic reports it anticipates a continuance in this trend for the remainder of the year. The company does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors. At this time, the company is unaware of any other events or trends that may cause a material change to the overall financial operation such as an upward shift in retail sales or product cost.

      Gross profit of $136.4 million at 26.2% of sales, increased $3.3 million or 2.5% versus the same quarter last year. The gross profit rate was unchanged from last year. Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. During the first quarter of 2004, the company had a fuel spill at its distribution facility and the estimated cost to clean the spill of $676,000 was immediately charged to cost of sales. Vendor rebates, credits and promotional allowances related to buying and merchandising activities decreased $1.3 million compared to the same quarter last year. The company made significant improvements in inventory shrink losses, which decreased $805,000 compared to last year.

      The first quarter operating, general and administrative expenses of $115.8 million at 22.2% of sales, increased $4.1 million or 3.7% compared to the same quarter in 2003. Labor costs increased in conjunction with the sales growth plus some additional hours allocated for store employee-training programs. Employer paid employment taxes increased $458,000 primarily due to several states raising unemployment rates. The company is primarily self-insured for costs related to associate health care, workers' compensation and other business insurance claims, and it has experienced an inordinate increase in these costs. Employee insurance increased $479,000, workers' compensation increased $357,000, and business insurance increased $508,000 over the same period last year. Management is taking proactive steps to bring these costs back in line with historical results. The company also had a decline in vendor paid cooperative advertising credits of $928,000 compared to the first quarter in the prior year.

      Management remains committed to improving efficiencies and controlling expenses at store and distribution levels, while continuing to drive profitable, top line sales growth. Efforts are underway to improve distribution center productivity through new technology enhancements and with the installation of new ergonomic warehouse product picking racks. The company is evaluating several new technology solutions geared to improving inventory control and labor efficiencies in its grocery supermarkets.

       In the first quarter, the company's investment income totaled $296,000 at 0.1% of sales, an increase of $67,000 or 29.3% compared to the same period a year ago.

      The company's other income is primarily generated from rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the sale of fixed assets and interest expense. Other income of $5.1 million at 1.0% of sales increased $1.4 million or 36.0% compared to the same quarter last year. The company realized a net gain on the sale of fixed assets of $1.5 million in the quarter, predominantly related to the sale of a closed store facility.

Page 5 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

      The effective tax rate for the first quarter of 2004 was 37.6% compared with 38.0% in 2003.

      For the three-month period ending March 27, 2004, net income of $16.2 million increased 2.9% compared to the same period last year. Basic and diluted earnings per share of $.60 for the quarter increased $.02 or 3.4% compared to 2003.

      As of March 27, 2004, Weis Markets, Inc. operated 157 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      During the first quarter of 2004, the company generated $34.4 million in cash flows from operating activities compared to $43.2 million for the same period in 2003. Working capital increased $13.4 million or 8.2% since the beginning of the year. Net cash provided by operating activities declined $8.8 million in the quarter compared to the same quarter last year due to a decrease in accounts payable related to normal timing differences of vendor payments.

      Net cash used in investing activities in the first quarter of 2004 amounted to $24.5 million compared to the $35.9 million used in 2003. Capital expenditures for the quarter totaled $6.4 million compared to $5.7 million in 2003. The company estimated that its capital expenditure plans would require an investment of $93.2 million in 2004. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities. Based on construction timetables, some of the larger capital projects are expected to extend into 2005.

       The company continues to invest excess operating cash flows in marketable securities. During the quarter ended March 27, 2004, the company acquired an additional $21.1 million of marketable securities.

      Net cash used in financing activities during the first quarter of 2004 was $8.1 million compared to $7.3 million in 2003. Treasury stock purchases amounted to $505,000 in the quarter, compared to no purchases in the same quarter during the prior year. On April 14, 2004, the Weis Markets' Board of Directors authorized the repurchase of up to one million shares of the company's common stock. This action supersedes the previous repurchase resolution, which was approved by the Board in 1996 and had a remaining balance of 474,504 shares.

      Cash dividends were paid to shareholders during the quarter of $7.6 million compared with $7.3 million last year. At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.28 per share, payable on May 14, 2004 to shareholders of record on April 30, 2004.

      The company has no other commitment of capital resources as of March 27, 2004, other than the lease commitments on its store facilities under operating leases that expire at various dates up to 2024. The company anticipates funding its working capital requirements for the remainder of the year, including its capital expenditure requirements, through internally generated cash flows from operations and without external financing. If the need were to arise for additional funding, the company has a $100 million three-year unsecured Revolving Credit Agreement that was established in October of 2002 for general corporate purposes. At March 27, 2004, the company had no cash borrowings, but did have outstanding letters of credit of approximately $17.7 million under the credit agreement.

Page 6 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Policies

       The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2003 10-K. There have been no changes to the Critical Accounting Policies in the Management's Discussion and Analysis since the company filed its Annual Report on Form 10 K for the year ended December 27,2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the three months ended March 27, 2004. Quantitative information is set forth in Item 7a on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 27, 2003 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in Item 7a of the company's 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 27, 2003 and is incorporated herein by reference.

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

Page 7 of 9 (Form 10-Q)

PART II - OTHER INFORMATION
WEIS MARKETS, INC.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Shareholders of Weis Markets, Inc., was held on Wednesday, April 14, 2004, at 10:00 a.m., Eastern Standard Time, at the Corporate offices, 1000 South Second Street, Sunbury, PA 17801.

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

  2. To approve the appointment of independent public accountants for the current fiscal year.

  3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting, submitted to the Secretary by the Judge of Elections, disclosed the following tabulation of votes:

Proposal #1	For	Withhold
Robert F. Weis	24,583,872	1,752,289
Jonathan H. Weis	24,563,020	1,773,143
Norman S. Rich	24,753,905	1,582,256
William R. Mills	24,567,691	1,768,473
Michael M. Apfelbaum	25,714,874	621,289
Richard E. Shulman	25,716,180	619,983
Steven C. Smith	25,716,269	619,893

Proposal #2	For	Against	Abstain
Proposal to approve the appointment of Ernst & Young LLP, as the independent public accountants of the Corporation.	26,185,914	133,745	16,502

Page 8 of 9 (Form 10-Q)

WEIS MARKETS, INC.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

        Exhibit 31.1 Rule 13a-14(a) Certification - CEO

        Exhibit 31.2 Rule 13a-14(a) Certification - CFO

        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K - One Form 8-K, Item 12, was filed on February 03, 2004, to announce the fourth quarter and annual results of the company.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 05/03/2004	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 05/03/2004	/S/William R. Mills
William R. Mills
Senior Vice President and Treasurer /
Chief Financial Officer / Chief Accounting Officer

Page 9 of 9 (Form 10-Q)

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

Date: May 3, 2004                                                                                                          /S/ Norman S. Rich
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

Date: May 3, 2004                                                                                                        /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending March 27, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
05/03/2004

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
05/03/2004

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.