Form 10-Q
period 2004-06-26
WEIS MARKETS INC
filed 2004-08-02
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2004
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

Common Stock, No Par Value                                                                               27,080,889 shares
                                                                                                                   (Outstanding at end of period)

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 26, 2004	December 27, 2003
	(unaudited)
Assets
Current:
Cash	$3,688	$3,452
Marketable securities	106,436	87,095
Accounts receivable, net	30,679	34,111
Inventories	158,722	173,552
Prepaid expenses	4,726	3,987
Income taxes recoverable	3,214	---
Deferred income taxes	3,722	4,793
Total current assets	311,187	306,990
Property and equipment, net	414,925	414,172
Goodwill, intangible and other assets	22,666	23,153
	$748,778	$744,315
Liabilities
Current:
Accounts payable	$81,882	$95,238
Accrued expenses	25,282	20,156
Accrued self-insurance	19,419	17,710
Payable to employee benefit plans	9,527	9,626
Income taxes payable	---	1,955
Total current liabilities	136,110	144,685
Deferred income taxes	24,651	24,182
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,990,157 and 32,989,507 shares issued, respectively	7,990	7,971
Retained earnings	717,646	702,961
Accumulated other comprehensive income
(Net of deferred taxes of $3,051 in 2004 and $3,140 in 2003)	4,302	4,428
	729,938	715,360
Treasury stock at cost, 5,909,268 and 5,849,589 shares, respectively	(141,921)	(139,912)
Total shareholders' equity	588,017	575,448
	$748,778	$744,315

See accompanying notes to consolidated financial statements.

Page 1 of 8 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net sales	$521,374	$507,981	$1,042,043	$1,017,052
Cost of sales, including warehousing and distribution expenses	384,651	373,535	768,896	749,477
Gross profit on sales	136,723	134,446	273,147	267,575
Operating, general and administrative expenses	118,325	117,302	234,121	228,982
Income from operations	18,398	17,144	39,026	38,593
Investment income	470	387	765	616
Other income, net	2,773	4,722	7,887	8,481
Income before provision for income taxes	21,641	22,253	47,678	47,690
Provision for income taxes	7,997	8,474	17,799	18,128
Net income	$13,644	$13,779	$29,879	$29,562
Weighted-average shares outstanding	27,121,109	27,193,546	27,130,342	27,193,541
Cash dividends per share	$0.28	$0.27	$0.56	$0.54
Basic and diluted earnings per share	$0.50	$0.51	$1.10	$1.09
See accompanying notes to consolidated financial statements.
Page 2 of 8 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Six Months Ended
	June 26, 2004	June 28, 2003
Cash flows from operating activities:
Net income	$29,879	$29,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,298	19,679
Amortization	2,722	3,374
Gain on sale of fixed assets	(99)	(991)
Changes in operating assets and liabilities:
Inventories	14,830	15,558
Accounts receivable and prepaid expenses	2,693	(712)
Income taxes recoverable	(3,214)	---
Accounts payable and other liabilities	(6,620)	(9,368)
Income taxes payable	(1,955)	4,434
Deferred income taxes	1,629	(1,375)
Net cash provided by operating activities	59,163	60,161

Cash flows from investing activities:
Purchase of property and equipment	(25,352)	(15,924)
Proceeds from the sale of property and equipment	3,029	2,621
Purchase of marketable securities	(31,926)	(33,213)
Proceeds from maturities of marketable securities	12,370	997
Decrease in intangible and other assets	136	128
Net cash used in investing activities	(41,743)	(45,391)

Cash flows from financing activities:
Proceeds from issuance of common stock	19	5
Dividends paid	(15,194)	(14,685)
Purchase of treasury stock	(2,009)	---
Net cash used in financing activities	(17,184)	(14,680)

Net increase in cash	236	90
Cash at beginning of period	3,452	3,929
Cash at end of period	$3,688	$4,019

See accompanying notes to consolidated financial statements.

Page 3 of 8 (Form 10-Q)

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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the period ended June 26, 2004 and June 28, 2003 are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	2004	2003	2004	2003
Net income	$13,644	$13,779	29,879	$29,562
Unrealized gains (losses) on marketable securities	49	981	(126)	168
Comprehensive income	$13,693	$14,760	29,753	$29,730

(3) Impairment Charges
In accordance with SFAS No. 144, the company recorded a pre-tax charge for the impairment of long-lived assets of $1.4 million in the second quarter of 2004. The long-lived asset held for sale was a closed store sold on July 7, 2004. These charges are included as a component of other income and adjusted the carrying value of the closed store to its estimated fair market value less cost to sell.

Page 4 of 8 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Total sales for the second quarter ended June 26, 2004 increased 2.6% to $521.4 million compared to sales of $508.0 million in the same quarter of 2003. Sales for the first half of this year increased 2.5% to $1.04 billion compared to $1.02 billion in 2003. Comparable store sales in the second quarter increased 3.2% compared to a 4.1% increase in 2003. Through the first half of the year, the company experienced a 3.1% increase in comparable store sales compared to a 2.7% increase for the same period a year ago.

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

      The favorable sales results for the quarter and year-to-date were a product of a continuing strong performance in the company perishable departments coupled with strong promotional programs throughout its trade area. The second quarter results represent the twelfth consecutive quarterly increase in the company's comparable store sales. Although the company experienced some product cost inflation in the first half of 2004, management does not feel they can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

      Gross profit of $136.7 million at 26.2% of sales, increased $2.3 million or 1.7% versus the same quarter last year and the gross profit rate decreased 0.3%. The year-to-date gross profit at 26.2% of sales increased $5.6 million or 2.1%, while the gross profit rate decreased 0.1%. Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. At this time, management is unaware of any events or trends that may cause a material change to the overall financial operation due to this upward shift in product cost.

      During the first quarter of 2004, the company had a fuel spill at its distribution facility and the estimated cost to clean the spill of $676,000 was charged to cost of sales. To date, the company has expended $346,000 on clean up efforts and believes its original estimate remains accurate. Year-to-date vendor rebates, credits and promotional allowances related to buying and merchandising activities decreased $1.6 million. In contrast, the company reduced its inventory shrink losses by $2.0 million compared to the first half of last year.

      Operating, general and administrative expenses during the second quarter of $118.3 million at 22.7% of sales, increased $1.0 million or 0.9% compared to the same quarter in 2003. As a percentage of sales, operating expenses were 0.4% lower than the second quarter last year. Although year-to-date operating, general and administrative expenses increased $5.1 million compared to the first half of last year, these expenses remained consistent at 22.5% of sales.

     The company's net income was negatively impacted by healthcare cost increases that continue to exceed the inflation rate. Health insurance costs increased $2.2 million during the quarter and $2.6 million year-to-date. Management continues to work on healthcare cost containment strategies to bring these costs back in line with historical performance results. Efforts continue at the company distribution center to improve productivity through technology enhancements and the installation of new ergonomic warehouse product picking racks. The company continues to evaluate several new technology solutions geared to improving inventory control and labor efficiencies in its stores.

       In the second quarter, the company's investment income totaled $470,000 at 0.1% of sales, an increase of $83,000 or 21.4% compared to the same period a year ago. Year-to-date, the company's investment income increased $149,000 or 24.2% to $765,000.

Page 5 of 8 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

      The company's other income is primarily generated from rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the sale of fixed assets and interest expense. Other income of $2.8 million at 0.5% of sales decreased $1.9 million or 41.3% compared to the same quarter last year. The company incurred a pre-tax impairment loss of $1.4 million during the second quarter of 2004 on a closed store facility, which was sold on July 7, 2004. In the first quarter, the company realized a pre-tax net gain on the sale of fixed assets of $1.5 million, predominately related to the sale of a closed store facility. Year-to-date other income of $7.9 million at 0.8% of sales decreased $594,000 or 7.0% versus a year ago.

      The effective tax rate for the second quarter of 2004 was 37.0% compared with 38.1% in 2003. Year-to-date, the effective tax rate was 37.3% compared to 38.0% in the same period last year.

      For the three-month period ended June 26, 2004, net income of $13.6 million decreased 1.0% compared to the same period last year. Basic and diluted earnings per share of $0.50 for the quarter decreased 2.0% compared to 2003. Year-to-date earnings increased 1.1% from $29.6 million to $29.9 million. Basic and diluted earnings per share in the first half of 2004 increased 0.9% to $1.10 compared to $1.09 generated in the first half of last year.

      As of June 26, 2004, Weis Markets, Inc. operated 157 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 2004, the company generated $59.2 million in cash flows from operating activities compared to $60.2 million for the same period in 2003. Working capital increased $12.8 million or 7.9% since the beginning of the year.

      Net cash used in investing activities in the first half of 2004 totaled to $41.7 million compared to the $45.4 million used in 2003. Capital expenditures for the first half totaled $25.4 million compared to $15.9 million in 2003. At the beginning of the current year, the company estimated that its current year capital expenditure plans would require an investment of $93.2 million. Due to several delays in building plans, the company is reducing this estimate to $75.0 million. The capital expenditure plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

      Net cash used in financing activities during the first half of 2004 was $17.2 million compared to $14.7 million in 2003. Treasury stock purchases amounted to $2.0 million in the first half of the year compared to no purchases during the same period in the prior year. On April 14, 2004, the Weis Markets' Board of Directors passed a resolution authorizing the repurchase of up to one million shares of the company's common stock. This action supersedes the previous repurchase resolution approved by the Board in 1996 that had a remaining balance of 474,504 shares.

      The company paid its shareholders $15.2 million in cash dividends in the first half of 2004 compared with $14.7 million paid in the first half of last year. At a regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $0.28 per share, payable on August 20, 2004 to shareholders of record on August 6, 2004.

     The company has no other commitment of capital resources as of June 26, 2004, other than the lease commitments on its store facilities under operating leases that expire at various dates up to 2024. The company anticipates funding its working capital requirements for the remainder of the year, including its capital expenditure requirements, through internally generated cash flows from operations and without external financing. If the need were to arise for additional funding, the company has a $100 million three-year unsecured Revolving Credit Agreement that was established in October of 2002 for general corporate purposes. At June 26, 2004, the company had no cash borrowings, but did have outstanding letters of credit of approximately $17.6 million under the credit agreement.

Page 6 of 8 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Policies

      The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2003 10-K. There have been no changes to the Critical Accounting Policies since the company filed its Annual Report on Form 10 K for the year ended December 27,2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the six months ended June 26, 2004. Quantitative information is set forth in Item 7a on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 27, 2003 and is incorporated herein by reference.

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

Page 7 of 8 (Form 10-Q)

WEIS MARKETS, INC.

 Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

        Exhibit 31.1 Rule 13a-14(a) Certification - CEO

        Exhibit 31.2 Rule 13a-14(a) Certification - CFO

        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K - One Form 8-K, Item 12, was filed on April 20, 2004, to announce the first quarter results of the company.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 08/02/2004	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 08/02/2004	/S/William R. Mills
William R. Mills
Senior Vice President and Treasurer /
Chief Financial Officer / Chief Accounting Officer

Page 8 of 8 (Form 10-Q)

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

Date: August 2, 2004                                                                                                        /S/ Norman S. Rich
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

Date: August 2, 2004                                                                                                      /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending June 26, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
08/02/2004

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
08/02/2004

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.