Form 10-Q
period 2004-09-25
WEIS MARKETS INC
filed 2004-11-04
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2004
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

Common Stock, No Par Value                                                                               27,077,227 shares
                                                                                                                   (Outstanding at end of period)

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 25, 2004	December 27, 2003
	(unaudited)
Assets
Current:
Cash	$3,701	$3,452
Marketable securities	87,299	87,095
Accounts receivable, net	31,548	34,111
Inventories	153,591	173,552
Prepaid expenses	4,883	3,987
Income taxes recoverable	1,779	---
Deferred income taxes	3,960	4,793
Total current assets	286,761	306,990
Property and equipment, net	422,348	414,172
Goodwill, intangible and other assets	22,422	23,153
	$731,531	$744,315
Liabilities
Current:
Accounts payable	$88,568	$95,238
Accrued expenses	21,268	20,156
Accrued self-insurance	19,716	17,710
Payable to employee benefit plans	10,133	9,626
Income taxes payable	---	1,955
Total current liabilities	139,685	144,685
Deferred income taxes	26,250	24,182
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,993,657 and 32,989,507 shares issued, respectively	8,089	7,971
Retained earnings	695,194	702,961
Accumulated other comprehensive income
(Net of deferred taxes of $3,173 in 2004 and $3,140 in 2003)	4,475	4,428
	707,758	715,360
Treasury stock at cost, 5,916,430 and 5,849,589 shares, respectively	(142,162)	(139,912)
Total shareholders' equity	565,596	575,448
	$731,531	$744,315

See accompanying notes to consolidated financial statements.

Page 1 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands except share and per share amounts)

	Three Months Ended		Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003
Net sales	$518,639	$504,690	$1,560,682	$1,521,742
Cost of sales, including warehousing and distribution expenses	381,942	371,299	1,150,838	1,120,776
Gross profit on sales	136,697	133,391	409,844	400,966
Operating, general and administrative expenses	121,358	120,180	355,479	349,162
Income from operations	15,339	13,211	54,365	51,804
Investment income	435	303	1,201	919
Other income, net	3,804	4,327	11,690	12,808
Income before provision for income taxes	19,578	17,841	67,256	65,531
Provision for income taxes	7,364	6,977	25,163	25,105
Net income	$12,214	$10,864	$42,093	$40,426
Weighted-average shares outstanding	27,080,396	27,193,094	27,113,301	27,193,392
Cash dividends per share	$1.28	$0.28	$1.84	$0.82
Basic and diluted earnings per share	$0.45	$0.40	$1.55	$1.49
See accompanying notes to consolidated financial statements.
Page 2 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Nine Months Ended
	Sept. 25, 2004	Sept. 27, 2003
Cash flows from operating activities:
Net income	$42,093	$40,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,666	29,791
Amortization	4,295	4,880
Gain on sale of fixed assets	(156)	(92)
Changes in operating assets and liabilities:
Inventories	19,961	15,623
Accounts receivable and prepaid expenses	1,667	(3,057)
Income taxes recoverable	(1,779)	---
Accounts payable and other liabilities	(3,045)	4,178
Income taxes payable	(1,955)	643
Deferred income taxes	2,868	4,421
Net cash provided by operating activities	93,615	96,813

Cash flows from investing activities:
Purchase of property and equipment	(50,336)	(24,273)
Proceeds from the sale of property and equipment	9,086	4,173
Purchase of marketable securities	(47,626)	(55,788)
Proceeds from maturities of marketable securities	47,502	997
Net cash used in investing activities	(41,374)	(74,891)

Cash flows from financing activities:
Proceeds from issuance of common stock	118	17
Dividends paid	(49,860)	(22,298)
Purchase of treasury stock	(2,250)	(45)
Net cash used in financing activities	(51,992)	(22,326)

Net increase (decrease) in cash	249	(404)
Cash at beginning of period	3,452	3,929
Cash at end of period	$3,701	$3,525

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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the period ended September 25, 2004 and September 27, 2003 are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	2004	2003	2004	2003
Net income	$12,214	$10,864	$42,093	$40,426
Unrealized gains (losses) on marketable securities	172	(414)	47	(246)
Comprehensive income	$12,386	$10,450	$42,140	$40,180
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

Page 4 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

      Total sales for the third quarter ended September 25, 2004 increased 2.8% to $518.6 million compared to sales of $504.7 million in the same quarter of 2003. Sales for the first three quarters of this year increased 2.6% to $1.56 billion compared to $1.52 billion in 2003. Comparable store sales in the third quarter increased 3.1% compared to a 2.4% increase in 2003. Through the first three quarters of this year, the company experienced a 3.1% increase in comparable store sales compared to a 2.6% increase for the same period a year ago. The third quarter results represent the thirteenth consecutive quarterly increase in comparable store sales.

      Favorable sales results for the quarter and year-to-date were heavily impacted by a continuing strong performance from the store perishable departments. Although the company experienced some product cost inflation in the first three quarters of 2004, management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

      Gross profit of $136.7 million at 26.4% of sales, increased $3.3 million or 2.5% versus the same quarter last year and the gross profit rate remained the same. The year-to-date gross profit at 26.3% of sales increased $8.9 million or 2.2% and the gross profit rate remained the same. Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. Year-to-date vendor rebates, credits and promotional allowances related to buying and merchandising activities decreased $1.9 million compared to the first three quarters of last year. In contrast, through inventory shrink loss reduction initiatives, the company reduced its inventory shrink losses by $1.3 million compared to the first three quarters of last year. Management is not aware of any events or trends that may materially impact sales or product costs, causing a material change to the overall financial operation of the company.

      Operating, general and administrative expenses during the third quarter of $121.4 million at 23.4% of sales, increased $1.2 million or 1.0% compared to the same quarter in 2003. As a percentage of sales, operating expenses decreased 0.4% compared with the third quarter last year. Year-to-date operating, general and administrative expenses increased $6.3 million compared to the first three quarters of last year, but remained consistent as a percentage of sales at 22.8% compared with 22.9% of sales in 2003.

     The company's net income in the first three quarters of this year was negatively impacted by substantial increases in employee labor and benefit expenses. In addition to the expected labor cost increases associated with sales growth, the company added hours for extensive store level employee-training programs. With a better-trained workforce, management expects to recoup the investment in productivity gains while also improving sales through better customer service. Year-to-date employee health care costs increased $3.0 million compared to the first three quarters of 2003. The company self-insures a majority of its employee health care benefits and has experienced an inordinate amount of high dollar claims since the fourth quarter of 2003. Medical claims returned to expected dollar levels in the current quarter as health care costs in the third quarter rose 6.6% compared to increases of 10.8% and 62.2% in the first and second quarters of this year. Management is working with a health care consulting firm on cost containment strategies to bring these costs back in line with historical performance results. Employer paid employment taxes increased $1.4 million due to additional hours worked and significant increases in state unemployment tax rates.

       Costs associated with property and casualty insurance coverage maintained with outside carriers, but with high deductible and retention levels, increased $660,000 in the first three quarters compared to the same period last year. Management is currently working with a third party firm on premium reducing strategies.

      The company implemented a store relamping and retrofitting program to improve lighting and reduce utility costs. Management believes the two-year retrofitting program will reduce electric costs by approximately 5.0% when fully completed in 2005.

Page 5 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

      The installation of new ergonomic warehouse product picking racks designed to improve working conditions and productivity was completed in the third quarter of 2004. Several other efforts to improve productivity through technology enhancements are underway in the distribution center and will be completed by year-end. The company also continues to evaluate several new technology solutions geared to improving inventory control and labor efficiencies in its stores for implementation in 2005.

       In the third quarter, the company's investment income totaled $435,000 at 0.1% of sales, an increase of $132,000 or 43.6% compared to the same period a year ago. Year-to-date, the company's investment income increased $282,000 or 30.7% to $1.2 million.

      The company's other income is primarily generated from rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the sale of fixed assets and interest expense. Other income of $3.8 million at 0.7% of sales decreased $523,000 or 12.1% compared to the same quarter last year. Year-to-date other income of $11.7 million at 0.7% of sales decreased $1.1 million or 8.7% versus a year ago. In the first quarter, the company realized a pre-tax net gain on the sale of fixed assets of $1.5 million, predominantly related to the sale of a closed store facility. The company incurred a pre-tax impairment loss of $1.4 million during the second quarter of 2004 on a closed store facility, which was sold on July 7, 2004.

      The effective tax rate for the third quarter of 2004 was 37.6% compared with 39.1% in 2003. Year-to-date, the effective tax rate was 37.4% compared to 38.3% in the same period last year.

      For the three month period ended September 25, 2004, net income of $12.2 million increased 12.4% compared to the same period last year. Basic and diluted earnings per share of $0.45 for the quarter increased 12.5% compared to 2003. Year-to-date earnings increased 4.1% from $40.4 million to $42.1 million. Basic and diluted earnings per share in the first three quarters of 2004 increased 4.0% to $1.55 compared to $1.49 generated in the first three quarters of last year.

      As of September 25, 2004, Weis Markets, Inc. operated 158 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

LIQUIDITY AND CAPITAL RESOURCES

      During the first nine months of 2004, the company generated $93.6 million in cash flows from operating activities compared to $96.8 million for the same period in 2003. Working capital decreased $15.2 million or 9.4% since the beginning of the year, primarily due to a special one-dollar per share dividend paid to shareholders in September of 2004.

      Net cash used in investing activities in the first three quarters of 2004 totaled to $41.4 million compared to the $74.9 million used in 2003. Capital expenditures for the first three quarters totaled $50.3 million compared to $24.3 million in 2003. At the beginning of the current year, the company estimated that its current year capital expenditure plans would require an investment of $93.2 million. Due to several delays in building plans, the company reduced this estimate to $75.0 million in the second quarter. The capital expenditure plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

Page 6 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

      Net cash used in financing activities during the first three quarters of 2004 was $52.0 million compared to $22.3 million in 2003. Treasury stock purchases amounted to $2.3 million in the first three quarters of the year compared to $45,000 in purchases during the same period in the prior year. The April 14, 2004 Board resolution authorizing the purchase of 1,000,000 shares of treasury stock has a remaining balance of 948,890 shares.

      The company paid its shareholders $49.9 million in cash dividends in the first three quarters of 2004 compared with $22.3 million paid in the first three quarters of last year. On September 3, 2004, the company paid a special one-dollar per share dividend totaling $27.1 million to its shareholders. At a regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $0.28 per share, payable on November 19, 2004 to shareholders of record on November 5, 2004.

     The company has no other commitment of capital resources as of September 25, 2004, other than the lease commitments on its store facilities under operating leases that expire at various dates up to 2024. The company anticipates funding its working capital requirements during the next twelve months, including its capital expenditure requirements, through internally generated cash flows from operations and without external financing. If the need were to arise for additional funding, the company has a $100 million three-year unsecured Revolving Credit Agreement that was established in October of 2002 for general corporate purposes. At September 25, 2004, the company had no cash borrowings, but did have outstanding letters of credit of approximately $17.6 million under the credit agreement.

Critical Accounting Policies

      The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2003 10-K. There have been no changes to the Critical Accounting Policies since the company filed its Annual Report on Form 10-K for the year ended December 27, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the nine months ended September 25, 2004. Quantitative information is set forth in Item 7a on the company's Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 27, 2003 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in Item 7a of the company's 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 27, 2003 and is incorporated herein by reference.

Page 7 of 9 (Form 10-Q)

WEIS MARKETS, INC.

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

(a) Exhibits.

        Exhibit 31.1 Rule 13a-14(a) Certification - CEO

        Exhibit 31.2 Rule 13a-14(a) Certification - CFO

        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

One Form 8-K, Item 12, was filed on July 19, 2004, to announce the second quarter results of the company.

One Form 8-K, Item 4, was filed on September 29, 2004, to announce on September 23, 2004, Ernst & Young LLP ("E&Y") notified Weis Markets, Inc. (the "Registrant") that they did not wish to submit a proposal for the 2005 audit engagement and had also decided to resign as auditors for fiscal year 2004 effective immediately. The reports on the Registrant's financial statements from E&Y for the past two years, or any year prior to that period, have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years, any subsequent interim period through the date of resignation or in any of the years prior to that period, which, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

On September 24, 2004, the Audit Committee of the Registrant engaged Grant Thornton LLP as the Registrant's independent accountant. The Registrant did not, nor did anyone on its behalf, consult Grant Thornton LLP during the Registrant's two (2) most recent fiscal years and during the subsequent interim period prior to the Registrant's engagement of Grant Thornton LLP regarding the application of accounting principles to a specified transaction (completed or proposed) or the type of audit opinion that might be rendered on the Registrant's financial statements. The Audit Committee's decision was based upon a review of competitive bids submitted from various accounting firms per requests made by the Registrant earlier in the year.

Grant Thornton LLP informed the Registrant that it has completed client acceptance procedures and has accepted the audit engagement. The Registrant provided Grant Thornton LLP with a copy of this disclosure before it was filed with the Commission.

One Form 8-K, Item 12, was filed on October 25, 2004, to announce the third quarter results of the company.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 11/04/2004	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 11/04/2004	/S/William R. Mills
William R. Mills
Senior Vice President and Treasurer /
Chief Financial Officer / Chief Accounting Officer

Page 9 of 9 (Form 10-Q)

EXHIBIT 31.1

WEIS MARKETS, INC.

CERTIFICATION- CHIEF EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

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

Date: November 4, 2004                                                                                                  /S/ Norman S. Rich
                                                                                                                                         Norman S. Rich

                                                                                                                                          President/CEO

EXHIBIT 31.2

WEIS MARKETS, INC.

CERTIFICATION- CHIEF FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and have:

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

Date: November 4, 2004                                                                                                 /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending September 25, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
11/04/2004

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
11/04/2004

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code) and is not being filed as part of the report or as a separate disclosure document.

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.