Form 10-K
period 2004-12-25
WEIS MARKETS INC
filed 2005-03-07
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2004
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $526,974,000.
Shares of common stock outstanding as of March 1, 2005 - 27,033,000.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 8, 2005 are incorporated by reference in Part III of this Form 10-K.

  WEIS MARKETS, INC.

WEIS MARKETS, INC.

 PART I

Item 1.      Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2004. The company's stock has been traded on the New York Stock Exchange since 1965 under the symbol "WMK." The Weis family currently owns approximately 64% of the outstanding shares. Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman and Secretary. Both are involved in the day-to-day operations of the business.

On May 7, 2001, the company repurchased approximately 14.5 million shares of its common stock from the family of the late Sigfried Weis for approximately $434.3 million in cash.

The company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel and general merchandise items, such as health and beauty care and household products. In addition, customer convenience is addressed at many locations by offering services such as company-operated photo labs and third parties providing in-store banks, laundry services and take-out restaurants. The company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The company utilizes a loyalty card program, "Weis Club Preferred Shopper," which provides shoppers with an opportunity to receive discounts, promotions and rewards. The company owns and operates 157 retail food stores and a chain of 33 SuperPetz, LLC pet supply stores.

The percentage of net sales contributed by each class of similar products for each of the previous five fiscal years was:

Year	Grocery	Meat	Produce	Pharmacy	Pet Supply	Other
2000	57.61	15.22	12.75	7.82	3.17	3.43
2001	57.74	15.54	12.95	8.89	3.25	1.63
2002	55.39	15.29	14.73	9.83	3.28	1.48
2003	54.55	15.70	14.67	10.28	3.18	1.62
2004	53.91	16.19	14.58	10.45	2.98	1.89

Retail food store locations by state and by trade name are as follows:

			Mr. Z's	King's	Cressler's	Scot's
State	Total	Weis Markets	Food Mart	Supermarkets	Marketplace	Lo-Cost	Save-A-Lot
Pennsylvania	129	101	17	6	1	3	1
Maryland	22	22
New Jersey	3	3
New York	1	1
Virginia	1	1
West Virginia	1	1
Total	157	129	17	6	1	3	1

Page 1 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 1.      Business: (continued)

All trade names, except Scot's Lo-Cost and Save-A-Lot, operate as conventional supermarkets. Scot's Lo-Cost operates under a warehouse format, while Save-A-Lot's format caters to the price motivated consumer. The retail food stores range in size from 8,000 to 65,000 square feet, with an average size of approximately 46,000 square feet. The following summarizes the number of stores by size categories:

Square feet	Number of stores
55,000 to 65,000	22
45,000 to 54,999	76
35,000 to 44,999	36
25,000 to 34,999	15
Under 25,000	8
Total	157

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels:

(square feet in thousands)	2004	2003	2002	2001	2000
Beginning store count	158	160	163	163	163
New stores	1	---	1	2	2
Relocations	2	1	3	---	3
Acquistions	---	---	---	---	4
Closed stores	(2)	(2)	(2)	(2)	(4)
Relocated stores	(2)	(1)	(3)	---	(5)
Sold	---	---	(2)	---	---
Ending store count	157	158	160	163	163
Total square feet, at year-end	7,183	7,157	7,154	7,168	7,087
Additions/major remodels	2	4	5	6	6

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

The company has approximately 18,700 full-time and part-time associates.

Page 2 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 2.    Properties:

The company owns and operates 81 of its retail food stores, and leases and operates 76 stores under operating leases that expire at various dates through 2024. SuperPetz leases all 33 of its retail store locations. The company owns all of its trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The company owns and operates one distribution center in Milton, Pennsylvania of approximately 1,110,000 square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet. The company also owns one warehouse in Sunbury, Pennsylvania totaling approximately 564,000 square feet of which 290,000 is sublet. The company operates an ice cream plant, meat processing plant, ice plant and milk processing plant in the remaining 274,000 square feet at its Sunbury location.

Item 3.      Legal Proceedings:

Neither the company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business.

Item 4.      Submission of Matters to a Vote of Security Holders:

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

Page 3 of 31 (Form 10-K)

WEIS MARKETS, INC.

PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters:

The company's stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders including individual participants in security position listings on December 25, 2004 as provided by the company's transfer agent was 5,820. High and low stock prices and dividends paid per share for the last two fiscal years were:

	2004			2003
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$37.09	$31.50	$.28	$32.15	$27.41	$.27
Second	35.60	32.80	.28	32.50	30.45	.27
Third	36.05	31.01	1.28	36.11	31.02	.28
Fourth	39.90	33.42	.28	36.85	33.93	.28

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

Five Year Review of Operations

		52 Weeks		52 Weeks		52 Weeks	52 Weeks		53 Weeks
(dollars in thousands, except shares, per share amounts and store information)		Ended		Ended		Ended	Ended		Ended
		Dec. 25, 2004		Dec. 27, 2003		Dec. 28, 2002	Dec. 29, 2001		Dec. 30, 2000
Net sales		$2,097,712		$2,042,499		$1,999,364	$1,971,665		$2,042,329
Costs and expenses		2,025,527		1,971,878		1,919,957	1,908,725		1,962,246
Income from operations		72,185		70,621		79,407	62,940		80,083
Investment and other income		15,418		17,583		15,279	18,907		36,729
Income before provision for income taxes		87,603		88,204		94,686	81,847		116,812
Provision for income taxes		30,412		33,628		35,537	31,792		42,989
Net income		57,191		54,576		59,149	50,055		73,823
Retained earnings, beginning of year		702,961		678,294		648,522	1,069,986		1,040,354
		760,152		732,870		707,671	1,120,041		1,114,177
Stock purchase and cancellation		---		---		---	434,317		---
Cash dividends		57,438		29,909		29,377	37,202		44,191
Retained earnings, end of year		$702,714		$702,961		$678,294	$648,522		$1,069,986
Weighted-average shares outstanding		27,098,276		27,186,277		27,202,435	32,298,696		41,695,347
Cash dividends per share		$2.12		$1.10		$1.08	$1.08		$1.06
Basic and diluted earnings per share		$2.11		$2.01		$2.17	$1.55		$1.77
Working capital		$137,872		$162,305		$114,937	$102,331		$496,906
Total assets		$748,482		$744,315		$716,699	$704,185		$1,085,904
Long-term obligations	$	---	$	---	$	---	$25,000	$	---
Shareholders' equity		$571,700		$575,448		$552,432	$525,364		$947,886
Number of grocery stores		157		158		160	163		163
Number of pet supply stores		33		33		33	33		33

Page 4 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations:

Results of Operations

Company revenues are generated from the sale of consumer products in our grocery supermarkets and pet supply stores. Total company sales were $2.098 billion, $2.042 billion and $1.999 billion for fiscal years 2004, 2003 and 2002, respectively. All three fiscal years were comprised of 52 weeks ending on the last Saturday in December and results were directly comparable. Sales in 2004 increased 2.7%, or $55.2 million, compared to 2003 and comparable store sales increased 3.0%. In 2003, sales increased 2.2%, or $43.1 million, compared to 2002 and comparable store sales increased 2.7%.

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

Favorable sales results for the year were heavily impacted by a continuing strong performance from the store perishable departments. Although the company experienced some product cost inflation in 2004, management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. Gross profit dollars generated from sales in 2004 increased $12.9 million, or 2.4%, to $549.5 million compared to 2003, which increased $8.7 million compared to 2002. Gross profit, as a percentage of sales, was 26.2%, 26.3% and 26.4% in 2004, 2003 and 2002, respectively.

Vendor rebates, credits and promotional allowances related to buying and merchandising activities in 2004 decreased $1.2 million compared to 2003. Conversely, several operational initiatives implemented by the company reduced inventory shrink losses by $659,000 and are expected to produce improved results going forward. The installation of new ergonomic warehouse product picking racks designed to improve working conditions and productivity was completed in the third quarter of 2004. In 2004, the company began several other technology initiatives in its distribution center. These initiatives are geared to improving inventory control and labor efficiencies and are expected to be fully implemented in the first half of 2005. Management is not aware of any other events or trends that may materially impact sales or product costs, causing a material change to the overall financial operation of the company.

Operating, general and administrative expenses in 2004 totaled $477.3 million or 22.8% of sales compared to 22.8% in 2003 and 22.4% in 2002. The company's net income was negatively impacted by substantial increases in employee labor and benefit expenses. In addition to expected labor cost increases associated with sales growth, the company added hours for extensive store level employee training programs in 2004. With a better-trained workforce, management expects to recoup the investment in productivity gains while also improving sales through better customer service.

The company self-insures a majority of its employee health care benefits and has experienced a significant number of high dollar claims over the past two years. Employee health care costs increased $4.3 million compared to 2003, which had increased $3.4 million from 2002. During 2004, management worked with a nationally recognized health care consulting firm on various cost containment strategies. The goal is to reduce this expense, while protecting the level of benefits provided for our associates. Several cost containment initiatives will be launched in 2005 in this area. Employer paid employment taxes increased $1.8 million in 2004 primarily due to significant increases with state unemployment tax rates.

The company implemented a store relamping and retrofitting program to improve lighting and reduce utility costs in 2004. Management believes this two-year retrofitting program will reduce electric costs by approximately 5.0% when fully completed in 2005.

In 2004, the company's investment income increased $397,000, or 32.5%, to $1.6 million compared to the same period a year ago. In 2003, the company's investment income of $1.2 million increased $341,000, or 38.8%, compared to 2002.

Page 5 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

The company's other income is primarily generated from rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the disposition of fixed assets and interest expense. Other income in 2004 totaled $13.8 million, or .7% of sales, and decreased $2.6 million, or 15.7%, compared to 2003. In the first quarter of 2004, the company realized a pre-tax net gain on the sale of fixed assets of $1.5 million, predominantly related to the sale of a closed store facility. The company incurred a pre-tax impairment loss of $1.4 million during the second quarter of 2004 on a closed store facility, which was sold in July of 2004. In the fourth quarter, the company expensed $1.1 million for a building the company demolished and replaced.

The company's combined federal and state effective tax rate was 34.7% in 2004, 38.1% in 2003 and 37.5% in 2002. During 2003, the Internal Revenue Service completed its routine audit of the company's federal income tax returns for the years 1997 through 2001, and the resulting settlement did not have a material impact on 2003 income tax expense. The company's effective tax rate decreased from 2003 to 2004 due to a change in estimate related to the final settlement of certain income tax audits during 2004, resulting in a $2.5 million increase in net income.

Net income in 2004 was $57.2 million or 2.7% of sales compared to $54.6 million or 2.7% of sales in 2003 and $59.1 million or 3.0% of sales in 2002. Basic and diluted earnings per share of $2.11 in 2004 compared to $2.01 in 2003 and $2.17 in 2002.

As of the end of the fiscal year, Weis Markets, Inc. operated 157 retail food stores and 33 SuperPetz pet supply stores. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Liquidity and Capital Resources

Net cash provided by operating activities was $118.2 million in 2004 compared with $106.1 million in 2003 and $106.5 million in 2002. Working capital decreased 15.1% in 2004, increased 41.2% in 2003, and increased 12.3% in 2002. The considerable decline in working capital in 2004 was primarily due to a special one dollar per share dividend paid to shareholders in September of 2004. Inventory declined $8.5 million in 2004 compared to 2003 primarily due to the fiscal year-end date falling at the end of the holiday selling period.

Net cash used in investing activities was $72.1 million in 2004 compared to $30.6 million in 2003, and $36.5 million in 2002. These funds were used primarily for the purchases of new securities and property and equipment. Property and equipment purchases during fiscal 2004 totaled $82.8 million compared to $35.9 million in 2003 and $46.1 million in 2002. As a percentage of sales, capital expenditures were 3.9%, 1.8% and 2.3% in 2004, 2003 and 2002, respectively.

The company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $109.4 million in 2005. Based upon construction timetables, a portion of these expenditures may carry over into 2006.

Net cash used in financing activities during 2004 was $61.3 million compared to $31.9 million in 2003 and $55.5 million in 2002. In 2002, the company established a three-year unsecured revolving credit agreement in the amount of $100 million to provide funds for general corporate purposes including working capital and letters of credit. At December 25, 2004, the company had no cash borrowings but had outstanding letters of credit of approximately $18 million under the credit agreement.

Total cash dividend payments on common stock amounted to $2.12 per share in 2004 compared to $1.10 in 2003 and $1.08 in 2002. On September 3, 2004, the company paid a special one dollar per share dividend totaling $27.1 million to its shareholders. Treasury stock purchases amounted to $4.0 million in 2004, compared to $2.0 million in 2003 and $622,000 in 2002. On April 14, 2004, the Board of Directors passed a resolution authorizing the repurchase of up to one million shares of the company's common stock. This action supersedes the previous repurchase resolution approved by the Board in 1996 that had a remaining balance of 474,504 shares.

The company has no other commitment of capital resources as of December 25, 2004, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2024. The company will fund its working capital requirements and its $109.4 million capital expansion program through internally generated cash flows from operations.

Page 6 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

The company's earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings. The company's marketable securities currently consist of Pennsylvania tax-free state and municipal bonds, equity securities and other short-term investments. Other short-term investments are classified as cash equivalents on the Consolidated Balance Sheets.

By their nature, these financial instruments inherently expose the holders to market risk. The extent of the company's interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the company believes that its exposure in this area is not material.

Under its current policies, the company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations. Historically, the company's principal investment strategy of obtaining marketable securities with maturity dates between one and five years helps to minimize market risk and to maintain a balance between risk and return. The equity securities owned by the company consist primarily of stock held in large capitalized companies trading on public security exchange markets. The company's management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure is located on Item 7a.

Contractual Obligations
The following table represents scheduled maturities of the company's long-term contractual obligations as of December 25, 2004.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$245,170	$27,543	$50,948	$44,337	$122,342
Total	$245,170	$27,543	$50,948	$44,337	$122,342

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

Vendor Allowances

Vendor rebates, credits and promotional allowances that relate to the company's buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, in accordance with its underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through our distribution system are recorded in cost of sales as the required performance is completed. Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially setup in the company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Page 7 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Store Closing Costs

The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to six years. At December 25, 2004, closed store lease liabilities totaled $2.1 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which changes become known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Self-Insurance

The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers' compensation claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250,000 to $2,000,000. Significant assumptions used in the development of the actuarial estimates include reliance on our historical claims data including average monthly claims and average lag time between incurrence and payment.

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

Page 8 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates												Fair Value
December 25, 2004	2005		2006		2007		2008		2009		Thereafter	Total	Dec. 25, 2004
Rate sensitive assets:
Fixed interest rate securities	$5,000	$	---	$	---	$	---	$	---	$	---	$5,000	$5,008
Average interest rate	1.56%		---		---		---		---		---	1.56%

(dollars in thousands)	Expected Maturity Dates												Fair Value
December 27, 2003	2004		2005		2006		2007		2008		Thereafter	Total	Dec. 27, 2003
Rate sensitive assets:
Fixed interest rate securities	$6,500	$	---	$	---	$	---	$	---	$	---	$6,500	$6,523
Average interest rate	1.31%		---		---		---		---		---	1.31%

Other Relevant Market Risks
The company's equity securities at December 25, 2004 had a cost basis of $3,091,000 and a fair value of $11,204,000. The dividend yield realized on these equity investments was 5.00% in 2004. The company's equity securities at December 27, 2003 had a cost basis of $3,125,000 and a fair value of $10,684,000. The dividend yield realized on these equity investments was 4.70% in 2003. Market risk, as it relates to equities owned by the company, is discussed within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

Page 9 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 8.      Financial Statements and Supplementary Data:

WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
December 25, 2004 and December 27, 2003
	2004	2003
Assets
Current:
Cash and cash equivalents	$58,234	$73,340
Marketable securities	16,212	17,207
Accounts receivable, net	36,058	34,111
Inventories	165,044	173,552
Prepaid expenses	4,970	3,987
Income taxes recoverable	1,729	---
Deferred income taxes	3,003	4,793
Total current assets	285,250	306,990
Property and equipment, net	441,074	414,172
Goodwill	15,731	15,731
Intangible and other assets	6,427	7,422
	$748,482	$744,315
Liabilities
Current:
Accounts payable	$95,743	$95,238
Accrued expenses	20,637	20,156
Accrued self-insurance	20,172	17,710
Payable to employee benefit plans	10,826	9,626
Income taxes payable	---	1,955
Total current liabilities	147,378	144,685
Deferred income taxes	29,404	24,182
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,997,157 and 32,989,507 shares issued, respectively	8,199	7,971
Retained earnings	702,714	702,961
Accumulated other comprehensive income	4,747	4,428
	715,660	715,360
Treasury stock at cost, 5,964,330 and 5,849,589 shares, respectively	(143,960)	(139,912)
Total shareholders' equity	571,700	575,448
	$748,482	$744,315
See accompanying notes to consolidated financial statements.

Page 10 of 31 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 25, 2004,
December 27, 2003 and December 28, 2002
	2004	2003	2002
Net sales	$2,097,712	$2,042,499	$1,999,364
Cost of sales, including warehousing and distribution expenses	1,548,210	1,505,926	1,471,479
Gross profit on sales	549,502	536,573	527,885
Operating, general and administrative expenses	477,317	465,952	448,478
Income from operations	72,185	70,621	79,407
Investment income	1,617	1,220	879
Other income	13,801	16,363	14,400
Income before provision for income taxes	87,603	88,204	94,686
Provision for income taxes	30,412	33,628	35,537
Net income	$57,191	$54,576	$59,149

Weighted-average shares outstanding, basic	27,098,000	27,186,277	27,201,170
Weighted-average shares outstanding, diluted	27,098,276	27,186,277	27,202,435

Cash dividends per share	$2.12	$1.10	$1.08
Basic and diluted earnings per share	$2.11	$2.01	$2.17
See accompanying notes to consolidated financial statements.

Page 11 of 31 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands, except shares)
For the Fiscal Years Ended December 25, 2004,
December 27, 2003 and December 28, 2002
				Accumulated
				Other				Total
	Common Stock		Retained	Comprehensive	Treasury Stock			Shareholders'
	Shares	Amount	Earnings	Income	Shares	Amount		Equity
Balance at December 29, 2001	32,978,037	$7,630	$648,522	$6,479	5,774,830	$(137,267	) $	525,364
Net income	---	---	59,149	---	---	---		59,149
Other comprehensive income, net of tax	---	---	---	(2,334)	---	---		(2,334)
Comprehensive income								56,815
Shares issued for options	8,300	252	---	---	---	---		252
Treasury stock purchased	---	---	---	---	17,970	(622)		(622)
Dividends paid	---	---	(29,377)	---	---	---		(29,377)
Balance at December 28, 2002	32,986,337	7,882	678,294	4,145	5,792,800	(137,889)		552,432
Net income	---	---	54,576	---	---	---		54,576
Other comprehensive income, net of tax	---	---	---	283	---	---		283
Comprehensive income								54,859
Shares issued for options	3,170	89	---	---	---	---		89
Treasury stock purchased	---	---	---	---	56,789	(2,023)		(2,023)
Dividends paid	---	---	(29,909)	---	---	---		(29,909)
Balance at December 27, 2003	32,989,507	7,971	702,961	4,428	5,849,589	(139,912)		575,448
Net income	---	---	57,191	---	---	---		57,191
Other comprehensive income, net of tax	---	---	---	319	---	---		319
Comprehensive income								57,510
Shares issued for options	7,650	228	---	---	---	---		228
Treasury stock purchased	---	---	---	---	114,741	(4,048)		(4,048)
Dividends paid	---	---	(57,438)	---	---	---		(57,438)
Balance at December 25, 2004	32,997,157	$8,199	$702,714	$4,747	5,964,330	$(143,960	) $	571,700
See accompanying notes to consolidated financial statements.

Page 12 of 31 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the Fiscal Years Ended December 25, 2004,
December 27, 2003 and December 28, 2002
	2004	2003	2002
Cash flows from operating activities:
Net income	$57,191	$54,576	$59,149
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	40,614	40,196	41,885
Amortization	5,721	6,299	5,848
Loss (gain) on disposition of fixed assets	1,438	122	(3,620)
Gain on sale of marketable securities	(52)	---	---
Changes in operating assets and liabilities:
Inventories	8,508	9,280	(12,880)
Accounts receivable and prepaid expenses	(2,930)	(3,930)	656
Income taxes recoverable	(1,729)	---	3,395
Accounts payable and other liabilities	4,648	42	9,551
Income taxes payable	(1,955)	(4,157)	6,112
Deferred income taxes	6,786	3,721	(3,561)
Net cash provided by operating activities	118,240	106,149	106,535

Cash flows from investing activities:
Purchase of property and equipment	(82,766)	(35,928)	(46,056)
Proceeds from the sale of property and equipment	9,086	4,271	14,520
Purchase of marketable securities	(64,900)	---	(5,000)
Proceeds from maturities of marketable securities	66,406	1,023	9
Proceeds from sale of marketable securities	86	---	---
Net cash used in investing activities	(72,088)	(30,634)	(36,527)

Cash flows from financing activities:
Payments of long-term debt	---	---	(25,000)
Payment of deferred financing fees	---	(25)	(753)
Proceeds from issuance of common stock	228	89	252
Dividends paid	(57,438)	(29,909)	(29,377)
Purchase of treasury stock	(4,048)	(2,023)	(622)
Net cash used in financing activities	(61,258)	(31,868)	(55,500)

Net (decrease) increase in cash and cash equivalents	(15,106)	43,647	14,508
Cash and cash equivalents at beginning of year	73,340	29,693	15,185
Cash and cash equivalents at end of year	$58,234	$73,340	$29,693
See accompanying notes to consolidated financial statements.

Page 13 of 31 (Form 10-K)

WEIS MARKETS, INC.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the company's consolidated financial statements:

(a) Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food and pet supplies in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2004.

(b) Definition of Fiscal Year
The company's fiscal year ends on the last Saturday in December. Fiscal 2004, 2003 and 2002 were comprised of 52 weeks.

(c) Principles of Consolidation
The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(d) Cash and Cash Equivalents
The company considers investments with an original maturity of three months or less when purchased to be cash equivalents. Investment amounts classified as cash as of December 25, 2004 and December 27, 2003 totaled $54.4 million and $69.9 million, respectively.

(e) Marketable Securities
Marketable securities consist of Pennsylvania tax-free state and municipal bonds and equity securities. By policy, the company invests primarily in high-grade marketable securities. The company classifies all of its marketable securities as available-for-sale.

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

(f) Accounts Receivable
Accounts receivable are stated net of an allowance for uncollectible accounts of $1.7 million and $1.5 million as of December 25, 2004 and December 27, 2003, respectively. The reserve balance relates to amounts due from pharmacy third party providers and customer returned checks. The company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.

(g) Inventories
Inventories are valued at the lower of cost or market, using both the last-in, first-out (LIFO) and average cost methods. See additional disclosures regarding inventories in Note 3.

(h) Property and Equipment
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

Page 14 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(i) Goodwill and Intangible Assets
The company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes that intangible assets with an indefinite useful life shall not be amortized until their useful life is determined to be no longer indefinite and should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 states that goodwill should not be amortized but tested for impairment for each reporting unit, on an annual basis and between annual tests in certain circumstances. Intangible assets with a definite useful life are generally amortized over periods ranging from 15 to 20 years. As of December 25, 2004, the company has no intangible assets, other than goodwill, with indefinite lives.

(j) Impairment of Long-Lived Assets
In accordance with FASB Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), the company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives. The company reviews its property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows.

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

(k) Store Closing Costs
In accordance with FASB Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), the company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to six years. At December 25, 2004, closed store lease liabilities totaled $2.1 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores.

(l) Self-Insurance
The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250,000 to $2,000,000.

(m) Stock-Based Compensation Plans
The company has elected to follow the intrinsic value method of accounting as detailed in the Accounting Principles Board's Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its associate stock options because the alternative fair value accounting provided for under FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123," requires use of option valuation models that were not developed for use in valuing associate stock options. The effect of applying SFAS 123's fair value method to the company's stock-based awards results in pro forma net income and earnings per share that are not materially different from amounts reported.

Page 15 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(n) Income Taxes
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

(o) Earnings Per Share
Earnings per common share are based on the weighted-average number of common shares outstanding. Diluted earnings per share are based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to antidilution limitations. Basic and diluted earnings per share are the same amounts for each period presented. For 2004, 2003 and 2002, options to purchase 32,850, 41,111 and 96,900, respectively, at per share prices ranging from $32.72 to $37.94, were not included in the computation of diluted earnings per share because their inclusion under the treasury stock method would have been antidilutive.

(p) Revenue Recognition
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

(q) Cost of Sales, Including Warehousing and Distribution Expenses
"Cost of sales, including warehousing and distribution expenses" consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs.

(r) Vendor Allowances
Vendor rebates, credits and promotional allowances that relate to the company's buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a component of cost of sales as they are earned, in accordance with its underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through our distribution system are recorded in cost of sales as the required performance is completed. Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially setup in the company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Vendor allowances recorded as credits in cost of sales totaled $42.9 million in 2004, $44.1 million in 2003, and $44.3 million in 2002. Vendor paid cooperative advertising credits totaled $17.5 million in 2004, $16.6 million in 2003, and $17.7 million in 2002. These credits were netted against advertising costs within "Operating, general and administrative expenses." As of December 25, 2004, the company had accounts receivable due from vendors of $1.6 million for earned advertising credits and $5.3 million for earned promotional discounts. The company had $3.5 million in unearned revenue included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation.

Page 16 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(s) Operating, General and Administrative Expenses
Business operating costs including expenses generated from administration and purchasing functions, are recorded in "Operating, general and administrative expenses" on the Consolidated Statements of Income. Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, equipment depreciation, leasehold amortization and costs for outside provided services.

(t) Advertising Costs
The company expenses advertising costs as incurred. The company recorded advertising expense, before vendor paid cooperative advertising credits, of $23.9 million in 2004, $25.3 million in 2003, and $23.6 million in 2002 in "Operating, general and administrative expenses."

(u) Rental Income
The company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of "Other income." All leases are operating leases, as disclosed in Note 5, and do not contain upfront considerations.

(v) Use of Estimates
Management of the company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(w) Reclassifications
The company has corrected the classification of certain investments at December 27, 2003 and December 28, 2002 in the amount of $69.9 million and $25.8 million, respectively. These investments were originally reported as marketable securities rather than as cash and cash equivalents consistent with the company's policy for classifying such investments as described in Note 1(d). The effect of this correction did not change previously reported amounts of current assets or total assets, but affected the amounts reported as cash flows used in investing activities and cash and cash equivalents in the 2003 and 2002 consolidated statements of cash flows. In addition, the company in 2004 reclassified within the 2003 and 2002 consolidated statement of cash flows immaterial amounts of deferred financing costs and amortization of deferred financing costs previously reported as investing activities to operating activities or financing activities, as appropriate.

The following summarizes the changes to previously reported subtotals in the 2003 and 2002 consolidated statements of cash flows:

	Previously Reported	As Restated	Previously Reported	As Restated
	2003	2003	2002	2002
Net cash provided by operating activities	$ 105,873	$ 106,149	$ 106,484	$ 106,535
Net cash used in investing activities	(74,507)	(30,634)	(51,063)	(36,527)
Net cash used in financing activities	(31,843)	(31,868)	(54,747)	(55,500)
Net increase (decrease) in cash and cash equivalents	(477)	43,647	674	14,508
Cash and cash equivalents at beginning of year	3,929	29,693	3,255	15,185
Cash and cash equivalents at end of year	$ 3,452	$ 73,340	$ 3,929	$ 29,693

Page 17 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 2 Marketable Securities
Marketable securities, as of December 25, 2004 and December 27, 2003, consisted of:

			Gross		Gross
			Unrealized		Unrealized
(dollars in thousands)	Amortized		Holding		Holding	Fair
December 25, 2004	Cost		Gains		Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$5,008	$	---	$	---	$5,008
Equity securities	3,091		8,114		1	11,204
	$8,099		$8,114		$1	$16,212
		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 27, 2003	Cost	Gains		Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$6,514	$9	$	---	$6,523
Equity securities	3,125	7,559		---	10,684
	$9,639	$7,568	$	---	$17,207

Maturities of marketable securities classified as available-for-sale at December 25, 2004, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$5,008	$5,008
Equity securities	3,091	11,204
	$8,099	$16,212

See additional disclosures regarding marketable securities in Notes 1(e) and 12.

Note 3 Inventories
Merchandise inventories, as of December 25, 2004 and December 27, 2003, were valued as follows:

(dollars in thousands)	2004	2003
LIFO	$130,077	$139,577
Average cost	34,967	33,975
	$165,044	$173,552

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the company's circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $41,786,000 and $39,259,000 higher than as reported on the above methods as of December 25, 2004 and December 27, 2003, respectively. During 2004, 2003 and 2002 the company had certain decrements in its LIFO pools, all of which had an insignificant impact on the cost of sales.

Page 18 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 4 Property and Equipment
Property and equipment, as of December 25, 2004 and December 27, 2003, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2004	2003
Land		$64,985	$64,669
Buildings and improvements	10-60	348,530	338,526
Equipment	3-12	536,670	495,867
Leasehold improvements	5-20	104,615	99,819
Total, at cost		1,054,800	998,881
Less accumulated depreciation and amortization		613,726	584,709
		$441,074	$414,172

Note 5 Lease Commitments
At December 25, 2004, the company leased approximately 57% of its open store facilities under operating leases that expire at various dates through 2024. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the company may extend the lease terms from 5 to 20 years. Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term. The company does not have any leases that include capital improvement funding or other lease concessions.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2004	2003	2002
Minimum annual rentals	$29,233	$28,453	$29,291
Contingent rentals	266	262	274
Lease or sublease income	(7,780)	(8,053)	(7,708)
	$21,719	$20,662	$21,857

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining non-cancelable lease terms in excess of one year as of December 25, 2004.

(dollars in thousands)	Leases	Subleases
2005	$27,543	$(5,024)
2006	26,806	(4,704)
2007	24,142	(3,604)
2008	23,125	(2,590)
2009	21,212	(1,578)
Thereafter	122,342	(4,264)
	$245,170	$(21,764)

The company has $1,736,000 accrued for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received. The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

Page 19 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans

The company has a contributory retirement savings plan (401(k)) covering substantially all full-time associates, a noncontributory profit-sharing plan covering eligible associates, a noncontributory employee stock bonus plan covering eligible associates and two supplemental retirement plans covering certain officers of the company. An eligible associate as defined in the Weis Markets, Inc. Profit Sharing Plan and the Weis Markets, Inc. Employee Stock Bonus Plan includes certain salaried associates, store management and administrative support personnel. The company's policy is to fund 401(k), profit-sharing and stock bonus costs as accrued, but not supplemental retirement costs. Contributions to the 401(k) plan, the profit-sharing plan and the stock bonus plan are made at the sole discretion of the company.

Retirement plan costs:

(dollars in thousands)	2004	2003	2002
Retirement savings plan	$984	$992	$987
Profit-sharing plan	855	852	850
Employee stock bonus plan	40	40	40
Deferred compensation plan	452	443	454
Supplemental retirement plan	572	186	(54)
	$2,903	$2,513	$2,277

The company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. The benefits are determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate.

Change in the benefit obligation:

(dollars in thousands)	2004	2003
Benefit obligation at beginning of year	$5,798	$5,638
Interest cost	435	423
Benefit payments	(231)	(283)
Actuarial gain	17	20
	$6,019	$5,798

Weighted-average assumptions used to determine benefit obligations:	2004	2003
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:

(dollars in thousands)	2004	2003	2002
Interest cost	$435	$423	$420
Amount of recognized gain	214	263	382

Estimated future benefit payments:

(dollars in thousands)	Benefits
2005	$231
2006	955
2007	955
2008	955
2009	955
2010 - 2014	$4,777

Page 20 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans (continued)

The company also maintains a second non-qualified supplemental retirement plan for certain of its associates. This plan is designed to provide retirement benefits and salary deferral opportunities because of the limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. Participants in this plan are excluded from participation in the Profit Sharing and Employee Stock Bonus plans. The Board of Directors annually determines the amount of the allocation to the plan at its sole discretion. The allocation among the various plan participants is made in relationship to their compensation, years of service and job performance. Plan participants are 100% vested in their accounts after seven years of service with the company. Benefits are distributed among participants upon reaching the applicable retirement age. Substantial risk of benefit forfeiture does exist for participants in this plan. The present value of accumulated benefits amounted to $3,618,000 and $2,677,000 at December 25, 2004 and December 27, 2003, respectively.

The company has no other post-retirement benefit plans.

Note 7 Stock-Based Compensation Plans
(a) Stock Option Plan
The company has an incentive stock option plan for officers and other key associates under which 187,680 shares of common stock are reserved for issuance at December 25, 2004. Under the terms of the plan, option prices are 100% of the "fair market value" of the shares on the date granted. Options granted are immediately exercisable and expire ten years after date of grant.

Changes during the three years ended December 25, 2004, in options outstanding under the plan were as follows:

	Weighted-Average	Shares
	Exercise Price	Under Option
Balance, December 29, 2001	$34.68	120,020
Granted	$35.73	750
Exercised	$30.40	(8,300)
Forfeited	$35.93	(1,200)
Balance, December 28, 2002	$34.99	111,270
Exercised	$27.99	(3,170)
Balance, December 27, 2003	$35.20	108,100
Exercised	$29.84	(7,650)
Expired	$26.50	(700)
Forfeited	$34.35	(1,500)
Balance, December 25, 2004	$35.69	98,250

Exercise prices for options outstanding as of December 25, 2004 ranged from $31.50 to $37.94. The weighted-average remaining contractual life of those options is five years. As of December 25, 2004, all options are exercisable.

(b) Company Appreciation Plan
Under the company appreciation plan, officers and other associates are awarded rights equivalent to shares of company common stock. At the maturity date, usually one year after the date of award, the value of any appreciation from the original date of issue is paid in cash to the participants.

During 2004, 2003 and 2002, the company awarded 0, 0 and 13,500 rights, respectively, under the plan. Earnings were charged $0 in 2004, $0 in 2003, and $37,000 in 2002 for appropriate changes to the accrued expense for this plan.

Page 21 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 8 Long-Term Debt
In October 2002, the company entered into a three-year unsecured Revolving Credit Agreement (the "Credit Agreement") in the amount of $100 million to provide funds for general corporate purposes including working capital and letters of credit. The Credit Agreement requires the maintenance of affirmative and negative covenants, which among other things restrict stock purchases, capital expenditures, and asset dispositions. The covenants include the preservation of a minimum consolidated net worth and a fixed charge coverage ratio. Borrowings under the Credit Agreement bear interest at a Base-Rate Option or Euro-Rate Option at the discretion of the company. The Base-Rate is the greater of Prime Rate or 0.50% plus the Federal Funds Effective Rate. The Euro-Rate is based upon the London interbank market plus an Applicable Margin. The Applicable Margin equals 0.625% plus a Usage Fee of 0.125% when borrowings exceed 33% of the aggregate committed amounts, or 0.25% when borrowings exceed 67% of the aggregate committed amounts, or 0% in all other cases. The company also pays a commitment fee equal to 0.15% per annum on the unused portion of the Credit Agreement. At December 25, 2004, the company had no cash borrowings but had outstanding letters of credit of approximately $18 million under the Credit Agreement. The letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions.

Page 22 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 9 Income Taxes
The provision (benefit) for income taxes consists of:

(dollars in thousands)	2004	2003	2002
Current:
Federal	$21,322	$28,387	$34,665
State	2,304	1,520	4,433
Deferred:
Federal	6,727	3,141	(2,150)
State	59	580	(1,411)
	$30,412	$33,628	$35,537

The reconciliation of income taxes computed at the federal statutory rate (35% in 2004, 2003 and 2002) to the provision for income taxes is:

(dollars in thousands)	2004	2003	2002
Income taxes at federal statutory rate	$30,661	$30,871	$33,140
State income taxes, net of federal income tax benefit	1,536	1,366	1,964
Resolution and accrual of audit contingencies	(1,590)	1,625	759
Other	(195)	(234)	(326)
Provision for income taxes (effective tax rate 34.7%, 38.1% and 37.5%, respectively)	$30,412	$33,628	$35,537

The company accrued for probable liabilities resulting from tax assessments by federal and state tax authorities in 2003 and 2002. During 2003, the Internal Revenue Service completed its routine audit of the company's federal income tax returns for the years 1997 through 2001. Resolution was completed with respect to the various tax issues in the examination in 2004 and adjustments were made to certain previously filed tax returns.

Cash paid for income taxes was $29,446,000, $31,123,000 and $29,960,000 in 2004, 2003 and 2002, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 25, 2004 and December 27, 2003, are:

(dollars in thousands)	2004	2003
Deferred tax assets:
Accounts receivable	$249	$122
Compensated absences	521	474
Employee benefit plans	8,741	10,193
General liability insurance	1,750	1,618
Nondeductible accruals and other	2,907	2,772
Total deferred tax assets	14,168	15,179
Deferred tax liabilities:
Inventories	(7,799)	(7,246)
Unrealized gain on marketable securities	(3,366)	(3,140)
Depreciation	(29,404)	(24,182)
Total deferred tax liabilities	(40,569)	(34,568)
Net deferred tax liability	$(26,401)	$(19,389)
Current deferred asset - net	$3,003	$4,793
Noncurrent deferred liability - net	(29,404)	(24,182)
Net deferred tax liability	$(26,401)	$(19,389)

Page 23 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 10 Comprehensive Income

(dollars in thousands)	2004	2003	2002
Net income	$57,191	$54,576	$59,149
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $248, $201 and $1,655, respectively)	350	283	(2,334)
Reclassification adjustment for gains included in net income (Net of deferred taxes of $22, $0 and $0, respectively)	(31)	---	---
Other comprehensive income, net of tax	319	283	(2,334)
Comprehensive income	$57,510	$54,859	$56,815

Note 11 Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2004 and 2003 are as follows:

(dollars in thousands,	Thirteen Weeks Ended
except per share amounts)	Mar. 27, 2004	June 26, 2004	Sep. 25, 2004	Dec. 25, 2004
Net sales	$520,669	$521,374	$518,639	$537,030
Gross profit on sales	136,424	136,723	136,697	139,658
Net income	16,235	13,644	12,214	15,098
Basic and diluted earnings per share	.60	.50	.45	.56

	Mar. 29, 2003	June 28, 2003	Sep. 27, 2003	Dec. 27, 2003
Net sales	$509,071	$507,981	$504,690	$520,757
Gross profit on sales	133,129	134,446	133,391	135,607
Net income	15,784	13,779	10,864	14,149
Basic and diluted earnings per share	.58	.51	.40	.52

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

Page 24 of 31 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Weis Markets, Inc.
Sunbury, Pennsylvania

       We have audited the accompanying consolidated balance sheet of Weis Markets, Inc. as of December 25, 2004, and the related consolidated statements of income, shareholders' equity and cash flows for the (52 week) period ended December 25, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Weis Markets, Inc. for each of the two years in the period ended December 27, 2003, were audited by other auditors whose report, dated January 27, 2004 expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. as of December 25, 2004, and the consolidated results of its operations and its cash flows for the (52 week) period then ended December 25, 2004, in conformity with accounting principles generally accepted in the United States of America.

      We have also audited the accompanying Schedule II of Weis Markets, Inc. as of December 25, 2004. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Philadelphia, Pennsylvania                                                                                                    /S/Grant Thornton LLP
February 4, 2005

Page 25 of 31 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Weis Markets, Inc.

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 27, 2003 and December 28, 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed more fully in Note 1(w) to the consolidated financial statements, in 2004 the Company corrected the classification of certain cash equivalents that were previously classified as marketable securities in the consolidated balance sheets at December 27, 2003 and December 28, 2002. The accompanying consolidated balance sheet at December 27, 2003 and the related consolidated statements of cash flows for the years ended December 27, 2003 and December 28, 2002 have been restated to reflect these reclassifications.

                                                                                                                                              /S/ Ernst & Young LLP
Baltimore, Maryland
January 27, 2004,
except for Note 1(w), as to which the date is
March 4, 2005

Page 26 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

No additional disclosure is required regarding our recent change in independent accountants. Form 8-K filed on September 29, 2004 is incorporated herein by reference.

Item 9a.       Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the close of the period covered by this Report, that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management has elected not to file at this time "Management's annual report on internal control over financial reporting", required by Item 308(a) of Regulation S-K, and the related "Attestation report of the registered public accounting firm", required by Item 308(b) of Regulation S-K as permitted by paragraph (b) of the conditions of the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (Release No. 34-50754, November 30, 2004).

Item 9b.       Other Information

There was no information required on Form 8-K during this quarter that was not reported.

Page 27 of 31 (Form 10-K)

WEIS MARKETS, INC.

PART III

Item 10.      Directors and Executive Officers of the Registrant:

"Election of Directors" on pages 4 and 5 and "Audit Committee Financial Expert" on page 7 of the Weis Markets, Inc. definitive proxy statement dated March 8, 2005 is incorporated herein by reference.

Officers not listed on pages 4 and 5 in the Weis Markets, Inc. definitive proxy statement dated March 8, 2005:

Steven W. Michaelson Mr. Michaelson was previously employed by Wegmans Food Markets, Inc. Rochester, NY, as Senior Vice President of Marketing from 1994 to 2002. In 2002, he was a founder and co-owner of T.M. Branding, a consulting firm. The company employed Mr. Michaelson as Senior Vice President Merchandising and Marketing from September 2002 until September 2004, when Mr. Michaelson terminated his employment.

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

Item 11.      Executive Compensation:

"Committees of the Board and Meeting Attendance," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," and "Board Compensation Committee Report on Executive Compensation," on pages 6 through 9 of the Weis Markets, Inc. definitive proxy statement dated March 8, 2005 are incorporated herein by reference.

Item 12.      Security Ownership of Certain Beneficial Owners and Management:

"Outstanding Voting Securities and Voting Rights" on pages 3 and 4 of the Weis Markets, Inc. definitive proxy statement dated March 8, 2005 is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions:

Other Arrangements: Central Properties, Inc., a Pennsylvania corporation ("Central Properties"), owns the land under a company store and an adjacent parking lot in Lebanon, Pennsylvania. Central Properties leased these properties to the company for $75,312 in fiscal 2004. The stockholders of Central Properties include Michael M. Apfelbaum and certain of his family members, Jonathan H. Weis and Robert F. Weis, each of whom is a director of the company.

Item 14.       Principal Accountant Fees and Services:

"Ratification Of Appointment Of Independent Registered Public Accounting Firm" on pages 10 and 11 of the Weis Markets, Inc. definitive proxy statement dated March 8, 2005 is incorporated herein by reference.

Page 28 of 31 (Form 10-K)

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

(b)  Reports on Form 8-K

One Form 8-K, Item 4.01, was filed on September 29, 2004, to announce on September 23, 2004, Ernst & Young LLP notified Weis Markets, Inc. (the "Registrant") that they did not wish to submit a proposal for the 2005 audit engagement and had also decided to resign as auditors for fiscal year 2004 effective immediately. On September 24, 2004, the Audit Committee of the Registrant engaged Grant Thornton LLP as the Registrant's independent registered public accounting firm.

One Form 8-K, Item 2.02, was filed on October 25, 2004, to announce the third quarter results of the company.

One Form 8-K, Item 2.02, was filed on February 8, 2005, to announce the fourth quarter results of the company.

(c)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation
3-B	By-Laws
10-A	Profit Sharing Plan
10-B	Stock Bonus Plan
10-C	Company Appreciation Plan
10-D	Stock Option Plan
10-E	Supplemental Employee Retirement Plan
10-F	Executive Employment Contract - CEO
10-G	Executive Employment Contract - CFO
10-H	Revolving Credit Agreement
21	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP
23.2	Consent of Ernst & Young LLP
31.1	Rule 13a-14(a) Certification- CEO
31.2	Rule 13a-14(a) Certification- CFO
32	Certification Pursuant to 18 U.S.C. Section 1350

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

Page 29 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 15d.       Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
WEIS MARKETS, INC.
(dollars in thousands)
COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance at
	Beginning	Costs and		Accounts	Deductions	End of
Description	of Period	Expenses		Describe	Describe (1)	Period
Year ended December 25, 2004:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,498	$1,576	$	---	$1,381	$1,693

Year ended December 27, 2003:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,878	$2,164	$	---	$2,544	$1,498

Year ended December 28, 2002:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,254	$863	$	---	$1,239	$1,878

(1) Deductions are uncollectible accounts written off, net of recoveries.

Page 30 of 31 (Form 10-K)

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/07/2005	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/07/2005	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/07/2005	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 03/07/2005	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer
and Director

Date 03/07/2005	/S/William R. Mills
William R. Mills
Senior Vice President and Treasurer /
Chief Financial Officer / Chief Accounting Officer
and Director

Date 03/07/2005	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 03/07/2005	/S/Michael M. Apfelbaum
Michael M. Apfelbaum
Director

Date 03/07/2005	/S/Steven C. Smith
Steven C. Smith
Director

Page 31 of 31 (Form 10-K)

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

EXHIBIT 23.1

WEIS MARKETS, INC.

Consent of Independent Registered Public Accounting Firm

      We have issued our report dated February 4, 2005, accompanying the consolidated financial statements and schedules incorporated by reference or included in the Annual Report of Weis Markets, Inc. on Form 10-K for the year ended December 25, 2004. We hereby consent to the incorporation by reference of said report in the Registration Statement of Weis Markets, Inc. on Form S-8 (File No. 333-99535, effective September 13, 2002).

Philadelphia, Pennsylvania                                                                                                      /S/Grant Thornton LLP
February 4, 2005

EXHIBIT 23.2

WEIS MARKETS, INC.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-99535) pertaining to the 1985 and 1995 Stock Option Plans of Weis Markets, Inc. of our report dated January 27, 2004, except for Note 1(w), as to which the date is March 4, 2005, with respect to the consolidated financial statements and schedule of Weis Markets, Inc. included in the Annual Report (Form 10-K) for the year ended December 25, 2004.

Baltimore, Maryland                                                                                                 /s/ Ernst & Young LLP
March 4, 2005

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

Date: March 7, 2005                                                                                                     /S/ Norman S. Rich
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

Date: March 7, 2005                                                                                                     /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Weis Markets, Inc. (the "company") on Form 10-K for the year ending December 25, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
03/07/2005

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
03/07/2005

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.