Form 10-K/A
period 2004-12-25
WEIS MARKETS INC
filed 2005-04-22
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

WEIS MARKETS, INC.

Amendment No. 1 to the Annual Report of Form 10-K
For the Fiscal Year ended December 25, 2004
EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2004, as filed with the U.S. Securities and Exchange Commission on March 7, 2005 to include "Management's report on internal control over financial reporting" and the related "Attestation report of the registered public accounting firm", required by Item 308(b) of Regulation S-K as permitted by paragraph (b) of the conditions of the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 (Release No. 34-50754, November 30, 2004).

This Amendment does not affect the original financial statements or footnotes as originally filed. This amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K, including any amendments to those filings.

WEIS MARKETS, INC.

PART II

Item 9a.       Controls and Procedures

MANAGEMENT'SR EPORTONI NTERNALCONTROL OVERF INANCIALREPORTING

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting. The company's internal control system was designed to provide reasonable assurance to the company's management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

With the participation of the Chief Executive Officer and the Chief Financial Officer, management assessed the effectiveness of the company's internal control over financial reporting as of December 25, 2004, and this assessment identified the following material weakness in the company's internal control over financial reporting.

The company was not able to complete its documentation and testing of its information technology general controls in a timely manner to allow our independent registered public accounting firm, Grant Thornton LLP (Grant Thornton), sufficient time to perform their audit of management's assessment and their audit of effectiveness of the company's internal control. Accordingly, Grant Thornton has issued a disclaimer of opinion on both management's assessment and the effectiveness of the company's internal controls over financial reporting.

On Form 8-K filed on September 29, 2004, the company disclosed that on September 23, 2004, Ernst & Young LLP ("E&Y") notified the company that they did not wish to submit a proposal for the 2005 audit engagement and had also decided to resign as auditors for fiscal year 2004 effective immediately. The reports on the company's financial statements from E&Y for the past two years, or any year prior to that period, have not contained an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. There have been no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years, any subsequent interim period through the date of resignation or in any of the years prior to that period, which, if not resolved to the satisfaction of E&Y, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During the period from December 26, 2004 to April 15, 2005, management has identified, documented, and tested information technology general controls and has not identified any material weaknesses.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the above paragraph, management believes that, as of December 25, 2004, the company's internal control over financial reporting was not effective based on those criteria.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Weis Markets, Inc.

We were engaged to audit management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Weis Markets, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 25, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment:

The Company had inadequate controls related to its assessment of the effectiveness of the Company's internal control over financial reporting. Management was not able to complete their assessment in a timely manner and completed their assessment on April 20, 2005, which did not allow adequate time for us to complete our audit of management's report on the effectiveness of the Company's internal control over financial reporting.

We believe this condition is a material weakness in the operation of the internal control of the Company in effect at December 25, 2004. Although the Company implemented new controls before and after December 25, 2004, the new controls were either not in operation for a sufficient period of time to enable us to obtain adequate evidence about their operating effectiveness or the new controls were not in operation during the period under audit. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of December 25, 2004 and for the 52 week period then ended, and this report does not affect our report dated February 4, 2005 on those financial statements.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Since management was not able to complete its assessment on internal control over financial reporting as of December 25, 2004, and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management's assessment or on the effectiveness of the Company's internal control over financial reporting. The inability of management to complete its assessment as of December 25, 2004 represents a material weakness in the process of formulating management's assessment on internal control.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 25, 2004, and the related consolidated statements of income, shareholders' equity and cash flows for the 52 week period then ended, and our report dated February 4, 2005, expressed an unqualified opinion on those consolidated financial statements.

Philadelphia, Pennsylvania                                                                                           /S/ Grant Thornton LLP
April 22, 2005

WEIS MARKETS, INC.

PART IV

Item 15.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K:

 A listing of exhibits filed:

Exhibit No.	Exhibits
31.3	Rule 13a-14(a) Certification- CEO
31.4	Rule 13a-14(a) Certification- CFO
32.1	Certification Pursuant to 18 U.S.C. Section 1350

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 04/22/2005	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer
and Director

EXHIBIT 31.3

WEIS MARKETS, INC.

CERTIFICATION- CEO

I, Norman S. Rich, President/CEO of Weis Markets, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K/A of Weis Markets, Inc.;

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

Date: April 22, 2005                                                                                                     /S/ Norman S. Rich
                                                                                                                                         Norman S. Rich
                                                                                                                                          President/CEO

EXHIBIT 31.4

WEIS MARKETS, INC.

CERTIFICATION- CFO

I, William R. Mills, Senior Vice President and Treasurer/CFO of Weis Markets, Inc., certify that:

1.  I have reviewed this annual report on Form 10-K/A of Weis Markets, Inc.;

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

Date: April 22, 2005                                                                                                     /S/ William R. Mills
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

EXHIBIT 32.1

WEIS MARKETS, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Weis Markets, Inc. (the "company") on Form 10-K/A for the year ending December 25, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
04/22/2005

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
04/22/2005

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.