Form 10-Q
period 2005-03-26
WEIS MARKETS INC
filed 2005-05-05
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2005
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

Common Stock, No Par Value                                                                               27,033,027 shares
                                                                                                                   (Outstanding at end of period)

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 26, 2005	December 25, 2004
	(unaudited)
Assets
Current:
Cash and cash equivalents	$89,274	$58,234
Marketable securities	15,236	16,212
Accounts receivable, net	36,683	36,058
Inventories	163,695	165,044
Prepaid expenses	6,821	4,970
Income taxes recoverable	---	1,729
Deferred income taxes	4,413	3,003
Total current assets	316,122	285,250
Property and equipment, net	436,839	441,074
Goodwill	15,731	15,731
Intangible and other assets	6,192	6,427
	$774,884	$748,482
Liabilities
Current:
Accounts payable	$103,303	$95,743
Accrued expenses	21,907	20,637
Accrued self-insurance	19,982	20,172
Payable to employee benefit plans	11,153	10,826
Income taxes payable	10,311	---
Total current liabilities	166,656	147,378
Deferred income taxes	27,895	29,404
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,997,357 and 32,997,157 shares issued, respectively	8,206	8,199
Retained earnings	711,909	702,714
Accumulated other comprehensive income
(Net of deferred taxes of $2,963 in 2005 and $3,366 in 2004)	4,178	4,747
	724,293	715,660
Treasury stock at cost, 5,964,330 shares	(143,960)	(143,960)
Total shareholders' equity	580,333	571,700
	$774,884	$748,482

See accompanying notes to consolidated financial statements.

Page 1 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands except share and per share amounts)

	Three Months Ended
	March 26, 2005	March 27, 2004
Net sales	$549,712	$520,669
Cost of sales, including warehousing and distribution expenses	404,605	384,245
Gross profit on sales	145,107	136,424
Operating, general and administrative expenses	121,905	115,796
Income from operations	23,202	20,628
Investment income	463	296
Other income	3,214	5,113
Income before provision for income taxes	26,879	26,037
Provision for income taxes	10,115	9,802
Net income	$16,764	$16,235
Weighted-average shares outstanding, basic	27,032,926	27,138,085
Weighted-average shares outstanding, diluted	27,038,168	27,139,601
Cash dividends per share	$0.28	$0.28
Basic and diluted earnings per share	$0.62	$0.60

See accompanying notes to consolidated financial statements.
Page 2 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Three Months Ended
	March 26, 2005	March 27, 2004
Cash flows from operating activities:
Net income	$16,764	$16,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,569	9,418
Amortization	1,780	1,428
Loss (gain) on disposition of fixed assets	290	(1,510)
Changes in operating assets and liabilities:
Inventories	1,349	11,240
Accounts receivable and prepaid expenses	(2,476)	2,089
Income taxes recoverable	1,729	---
Accounts payable and other liabilities	8,967	(9,396)
Income taxes payable	10,311	5,444
Deferred income taxes	(2,516)	(480)
Other	4	(15)
Net cash provided by operating activities	46,771	34,453

Cash flows from investing activities:
Purchase of property and equipment	(8,417)	(6,434)
Proceeds from the sale of property and equipment	248	2,968
Net cash used in investing activities	(8,169)	(3,466)

Cash flows from financing activities:
Proceeds from issuance of common stock	7	19
Dividends paid	(7,569)	(7,599)
Purchase of treasury stock	---	(505)
Net cash used in financing activities	(7,562)	(8,085)

Net increase in cash and cash equivalents	31,040	22,902
Cash and cash equivalents at beginning of period	58,234	73,340
Cash and cash equivalents at end of period	$89,274	$96,242

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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the period ended March 26, 2005 and March 27, 2004 are as follows:

	Three Months Ended
(dollars in thousands)	2005	2004
Net income	$16,764	$16,235
Unrealized losses on marketable securities	(569)	(174)
Comprehensive income	$16,195	$16,061

Page 4 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Total sales for the first quarter ended March 26, 2005 increased 5.6% to $549.7 million compared to sales of $520.7 million in the same quarter of 2004. The first quarter sales increase was the result of sustained and cost-effective promotional activity in the company's core trade areas. As an important part of its ongoing business strategy, the company continues to focus on building sales by concentrating on customers' needs. The company's favorable sales and gross profit results were impacted by the continuing strong performance of its store perishable departments. The company's first quarter sales also benefited from the Easter holiday period, which fell in the second quarter last year. Management estimates the incremental holiday sales impact was approximately $5 million. Comparable store sales in the first quarter increased 5.3% compared to a 3.0% increase in 2004.

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

As of March 26, 2005, Weis Markets, Inc. operated 157 retail food stores and 33 SuperPetz pet supply stores; the same number as in the first quarter of 2004. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Although the company experienced some product cost inflation, management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

Gross profit of $145.1 million at 26.4% of sales, increased $8.7 million or 6.4% versus the same quarter last year, but gross profit as a percentage of sales increased .2%. Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. Vendor rebates, credits and promotional allowances related to buying and merchandising activities in 2005 decreased $1.5 million compared to 2004.

In 2004, the company began several technology initiatives in its distribution center that are designed to improve inventory control and labor efficiencies. These projects are in various stages of completion, but all are on schedule for full implementation by the end of the second quarter. Management is not aware of any other events or trends that may materially impact sales or product costs, causing a material change to the overall financial operation of the company.

The first quarter operating, general and administrative expenses of $121.9 million at 22.2% of sales, increased $6.1 million or 5.3% compared to the same quarter in 2004. As a percent of sales the operating, general and administrative expense rate remained the same as 2004. Although the dollar increase in expenses was in direct correlation with the sales volume increase, there are areas of expense requiring increased management focus specifically related to rising petroleum costs. These expenses include fuel, utilities and plastic packaging supplies, which increased 12.6% compared to the first quarter of 2004.

The company is also extremely concerned about the continuing rise in interchange fees for accepting credit and debit cards. Based upon the current trend, the company will spend $9.6 million for these services in 2005 as compared to $8.9 million in 2004. This one line item expense has increased 582.0% in ten years due to substantial rate increases and higher customer utilization.

In the first quarter, the company's investment income totaled $463,000 at 0.1% of sales, an increase of $167,000 or 56.4% compared to the same period a year ago. The increase is a result of rising federal interest rates and the fact that the majority of the company's portfolio is in money market funds.

Page 5 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

The company's other income is primarily generated from net rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the disposition of fixed assets and interest expense. Other income of $3.2 million at 0.6% of sales decreased $1.9 million or 37.1% compared to the same quarter last year. In 2004, the company realized a net gain on the sale of fixed assets of $1.5 million in the quarter, predominantly related to the sale of a closed store facility.

The effective tax rate for the first quarter of 2005 and 2004 was 37.6%. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes.

For the three-month period ending March 26, 2005, net income of $16.8 million increased 3.3% compared to the same period last year. Basic and diluted earnings per share of $.62 for the quarter increased $.02 or 3.3% compared to 2004.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2005, the company generated $46.8 million in cash flows from operating activities compared to $34.5 million for the same period in 2004. Working capital increased $11.6 million or 8.4% since the beginning of the year. Net cash provided by operating activities increased $12.3 million compared to the same quarter last year. Prepaid expense payments increased significantly because of changes made to medical and business insurance coverage in early 2005. The increase in accounts payable is primarily for Easter holiday merchandise.

Net cash used in investing activities in the first quarter of 2005 amounted to $8.2 million compared to the $3.5 million used in 2004. Capital expenditures for the quarter totaled $8.4 million compared to $6.4 million in 2004. The company estimated that its capital expenditure plans would require an investment of $109.4 million in 2005. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities. Based on construction timetables, some of the larger capital projects are expected to extend into 2006.

Net cash used in financing activities during the first quarter of 2005 was $7.6 million compared to $8.1 million in 2004. In 2004, treasury stock purchases amounted to $505,000 in the quarter, compared to no purchases this year. The Board of Directors' 2004 resolution authorizing the purchase of one million shares of treasury stock has a remaining balance of 903,761 shares.

Cash dividends of $7.6 million were paid to shareholders in the first quarters of 2005 and 2004. At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.28 per share, payable on May 13, 2005 to shareholders of record on April 29, 2005.

The company has no other commitment of capital resources as of March 26, 2005, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2024. The company anticipates funding its working capital requirements for the remainder of the year, including its capital expenditure requirements, through internally generated cash flows from operations and without external financing. If the need were to arise for additional funding, the company established a $100 million three-year unsecured Revolving Credit Agreement in October of 2002 for general corporate purposes. At March 26, 2005, the company had no cash borrowings, but did have outstanding letters of credit of approximately $18.0 million under the credit agreement.

Page 6 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Policies

The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Policies since the company filed its Annual Report on Form 10-K for the year ended December 25, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the three months ended March 26, 2005. Quantitative information is set forth in Item 7a on the company's Annual Report on Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 25, 2004 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in Item 7a of the company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 25, 2004 and is incorporated herein by reference.

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

Page 7 of 9 (Form 10-Q)

PART II - OTHER INFORMATION
WEIS MARKETS, INC.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Shareholders of Weis Markets, Inc., was held on Tuesday, April 5, 2005, at 10:00 a.m., Eastern Daylight Time, at the principal office of the Company, 1000 South Second Street, Sunbury, PA 17801.

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

  2. To approve the appointment of the independent registered public accounting firm for the current fiscal year.

  3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting, submitted to the Secretary by the Judge of Elections, disclosed the following tabulation of votes:

Proposal #1	For	Withhold
Robert F. Weis	24,280,456	1,801,087
Jonathan H. Weis	23,842,171	2,239,372
Norman S. Rich	24,612,448	1,469,095
William R. Mills	24,247,314	1,834,228
Michael M. Apfelbaum	25,730,159	351,384
Richard E. Shulman	25,823,247	258,296
Steven C. Smith	25,827,095	254,448

Proposal #2	For	Against	Abstain
Proposal to approve the appointment of Grant Thornton LLP, as the independent registered public accounting firm of the Corporation.	26,022,148	48,506	10,889

Page 8 of 9 (Form 10-Q)

WEIS MARKETS, INC.

 Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

        Exhibit 31.1 Rule 13a-14(a) Certification - CEO
        Exhibit 31.2 Rule 13a-14(a) Certification - CFO
        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

One Form 8-K, Item 2.02, was filed on February 8, 2005, to announce the 2004 results of the company.
One Form 8-K, Item 2.02, was filed on April 25, 2005, to announce the 2005 first quarter results of the company.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 05/05/2005	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 05/05/2005	/S/William R. Mills
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

Date: May 5, 2005                                                                                                           /S/ Norman S. Rich
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

Date: May 5, 2005                                                                                                       /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending March 26, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
05/05/2005

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
05/05/2005

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