Form 10-Q
period 2005-06-25
WEIS MARKETS INC
filed 2005-08-04
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005
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

Common Stock, No Par Value                                                                              27,033,260 shares
                                                                                                                   (Outstanding at end of period)

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
	June 25, 2005	December 25, 2004
	(unaudited)
Assets
Current:
Cash and cash equivalents	$75,690	$58,234
Marketable securities	19,500	16,212
Accounts receivable, net	34,043	36,058
Inventories	169,322	165,044
Prepaid expenses	6,761	4,970
Income taxes recoverable	2,956	1,729
Deferred income taxes	4,158	3,003
Total current assets	312,430	285,250
Property and equipment, net	436,926	441,074
Goodwill	15,731	15,731
Intangible and other assets	5,956	6,427
	$771,043	$748,482
Liabilities
Current:
Accounts payable	$99,136	$95,743
Accrued expenses	23,112	20,637
Accrued self-insurance	20,811	20,172
Payable to employee benefit plans	10,936	10,826
Total current liabilities	153,995	147,378
Deferred income taxes	29,215	29,404
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,998,157 and 32,997,157 shares issued, respectively	8,232	8,199
Retained earnings	718,966	702,714
Accumulated other comprehensive income
(Net of deferred taxes of $3,274 in 2005 and $3,366 in 2004)	4,616	4,747
	731,814	715,660
Treasury stock at cost, 5,964,897 and 5,964,330 shares, respectively	(143,981)	(143,960)
Total shareholders' equity	587,833	571,700
	$771,043	$748,482

See accompanying notes to consolidated financial statements.

Page 1 of 8 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 25, 2005	June 26, 2004	June 25, 2005	June 26, 2004
Net sales	$535,734	$521,374	$1,085,446	$1,042,043
Cost of sales, including warehousing and distribution expenses	392,403	384,651	797,008	768,896
Gross profit on sales	143,331	136,723	288,438	273,147
Operating, general and administrative expenses	125,163	118,325	247,068	234,121
Income from operations	18,168	18,398	41,370	39,026
Investment income	821	470	1,284	765
Other income	4,153	2,773	7,368	7,887
Income before provision for income taxes	23,142	21,641	50,022	47,678
Provision for income taxes	8,517	7,997	18,632	17,799
Net income	$14,625	$13,644	$31,390	$29,879
Weighted-average shares outstanding, basic	27,033,206	27,119,468	27,033,066	27,128,777
Weighted-average shares outstanding, diluted	27,038,326	27,121,087	27,038,194	27,130,324
Cash dividends per share	$0.28	$0.28	$.56	$.56
Basic and diluted earnings per share	$0.54	$0.50	$1.16	$1.10

See accompanying notes to consolidated financial statements.

  Page 2 of 8 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Six Months Ended
	June 25, 2005	June 26, 2004
Cash flows from operating activities:
Net income	$31,390	$29,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,384	19,298
Amortization	3,250	2,859
Loss (gain) on disposition of fixed assets	527	(99)
Changes in operating assets and liabilities:
Inventories	(4,278)	14,830
Accounts receivable and prepaid expenses	224	2,693
Income taxes recoverable	(1,227)	(3,214)
Accounts payable and other liabilities	6,617	(6,620)
Income taxes payable	---	(1,955)
Deferred income taxes	(1,252)	1,629
Other	(33)	5
Net cash provided by operating activities	56,602	59,305

Cash flows from investing activities:
Purchase of property and equipment	(20,801)	(25,352)
Proceeds from the sale of property and equipment	259	3,029
Purchase of marketable securities	(3,478)	(10,850)
Net cash used in investing activities	(24,020)	(33,173)

Cash flows from financing activities:
Proceeds from issuance of common stock	33	19
Dividends paid	(15,138)	(15,194)
Purchase of treasury stock	(21)	(2,009)
Net cash used in financing activities	(15,126)	(17,184)

Net increase in cash and cash equivalents	17,456	8,948
Cash and cash equivalents at beginning of period	58,234	73,340
Cash and cash equivalents at end of period	$75,690	$82,288

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

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the period ended June 25, 2005 and June 26, 2004 are as follows:

	Three Months Ended		Six Months Ended
(dollars in thousands)	2005	2004	2005	2004
Net income	$14,625	$13,644	$31,390	$29,879
Unrealized gains (losses) on marketable securities	439	49	(131)	(126)
Comprehensive income	$15,064	$13,693	$31,259	$29,753

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

(4) Reclassifications

Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the current year presentation.

Page 4 of 8 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Total sales for the second quarter ended June 25, 2005 increased 2.8% to $535.7 million compared to sales of $521.4 million in the same quarter of 2004. The company benefited from sustained and cost effective promotional programs, resulting in an increase in customer traffic and average ticket size. The company supply chain and store level execution remained consistent. Despite competitive activity in virtually all of its markets, the company's sales continue to increase in perishable departments and key center store categories. The company's second quarter sales were affected by the Easter holiday period, which fell in the first quarter this year and the second quarter last year. Management estimates the holiday sales impact between the quarters was approximately $5 million. Sales for the first half of this year increased 4.2% to $1.09 billion compared to $1.04 billion in 2004. Comparable store sales in the second quarter increased 2.5% compared to a 3.2% increase in 2004. Through the first half of the year, the company experienced a 4.2% increase in comparable store sales compared to a 3.1% increase for the same period a year ago.

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

As of June 25, 2005, Weis Markets, Inc. operated 157 retail food stores and 32 SuperPetz pet supply stores; the same number in supermarkets and one less pet supply store as in the second quarter of 2004. The company currently operates supermarkets in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. SuperPetz operates stores in Alabama, Georgia, Indiana, Kentucky, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Although the company experienced some product cost inflation, management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

Gross profit of $143.3 million at 26.8% of sales, increased $6.6 million or 4.8% versus the same quarter last year and the gross profit rate increased 0.6%. The year-to-date gross profit at 26.6% of sales increased $15.3 million or 5.6%, while the gross profit rate increased 0.4%. Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. At this time, management is unaware of any events or trends that may cause a material change to the overall financial operation due to shifts in product cost.

Operating, general and administrative expenses during the second quarter of $125.2 million at 23.4% of sales, increased $6.8 million or 5.8% compared to the same quarter in 2004. As a percentage of sales, operating expenses were 0.7% higher than the second quarter last year. Year-to-date operating, general and administrative expenses increased $12.9 million compared to the first half of last year; these expenses increased to 22.8% of sales from 22.5% in 2004.

The company continues to see significant increases in fuel expenses, associate healthcare benefits and credit and debit card interchange fees. Fuel expense increased 15.6% in the quarter and 16.9% year-to-date compared to the same periods in 2004. Several technology improvements are being implemented in the distribution center that reduces the number of store loads by approximately 5.0%, which in turn partially negates the impact of the increased fuel costs. Healthcare costs increased 12.4% from the same period a year ago and 9.1% year-to-date. Management continues to develop healthcare cost containment strategies to stabilize the rising costs with historical performance and believes early efforts are achieving favorable results. Interchange fees for accepting credit and debit cards increased 26.7% in the quarter and 17.5% year-to-date compared to the same periods in 2004. The company is extremely concerned about the continuing rise in interchange fees for accepting credit and debit cards. This one line item expense has increased 582.0% in ten years due to substantial rate increases and higher customer utilization.

Page 5 of 8 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

 In the second quarter, the company's investment income totaled $821,000 at 0.2% of sales, an increase of $351,000 or 74.7% compared to the same period a year ago. Year-to-date, the company's investment income increased $519,000 or 67.8% to $1.3 million. The increase is a result of rising federal interest rates and the fact that the majority of the company's portfolio is in money market funds.

The company's other income is primarily generated from net rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the disposition of fixed assets and interest expense. Other income of $4.2 million at 0.8% of sales increased $1.4 million or 49.8% compared to the same quarter last year. The company incurred a pre-tax impairment loss of $1.4 million during the second quarter of 2004 on a closed store facility, which was sold on July 7, 2004. Year-to-date other income of $7.4 million at 0.7% of sales decreased $519,000 or 6.6% versus a year ago. In the first quarter of 2004, the company realized a pre-tax net gain on the sale of fixed assets of $1.5 million, predominately related to the sale of a closed store facility.

The effective tax rate for the second quarter of 2005 was 36.8% compared with 37.0% in 2004. Year-to-date, the effective tax rate was 37.2% compared to 37.3% in the same period last year.

For the three-month period ended June 25, 2005, net income of $14.6 million increased 7.2% compared to the same period last year. Basic and diluted earnings per share of $0.54 for the quarter increased 8.0% compared to 2004. Year-to-date earnings increased 5.1% from $29.9 million to $31.4 million. Basic and diluted earnings per share in the first half of 2005 increased 5.5% to $1.16 compared to $1.10 generated in the first half of last year.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2005, the company generated $56.6 million in cash flows from operating activities compared to $59.3 million for the same period in 2004. Working capital increased $20.6 million or 14.9% since the beginning of the year.

Net cash used in investing activities in the first half of 2005 totaled to $24.0 million compared to the $33.2 million used in 2004. Capital expenditures for the first half of the year totaled $20.8 million compared to $25.4 million in 2004. At the beginning of the current year, the company estimated that its current year capital expenditure plans would require an investment of $109.4 million in 2005. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities. Based on construction timetables, some of the larger capital projects are expected to extend into 2006.

Net cash used in financing activities during the first half of 2005 was $15.1 million compared to $17.2 million in 2004. Treasury stock purchases amounted to $21,000 in the first half of the year compared to $2.0 million during the same period in the prior year.

The company paid its shareholders $15.1 million in cash dividends in the first half of 2005 compared with $15.2 million paid in the first half of last year. At a regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $0.28 per share, payable on August 19, 2005 to shareholders of record on August 5, 2005.

The company has no other commitment of capital resources as of June 25, 2005, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2024. The company anticipates funding its working capital requirements for the remainder of the year, including its capital expenditure requirements, through internally generated cash flows from operations and without external financing. If the need were to arise for additional funding, the company has a $100 million three-year unsecured Revolving Credit Agreement established in October of 2002 for general corporate purposes. At June 25, 2005, the company had no cash borrowings, but did have outstanding letters of credit of approximately $18.0 million under the credit agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the six months ended June 25, 2005. Quantitative information is set forth in Item 7a on the company's Annual Report on Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 25, 2004 and is incorporated herein by reference.

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

(a) Exhibits.

        Exhibit 31.1 Rule 13a-14(a) Certification - CEO
        Exhibit 31.2 Rule 13a-14(a) Certification - CFO
        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K

One Form 8-K, Item 2.02, was filed on July 18, 2005, to announce the 2005 second quarter results of the company.
One Form 8-K, Item 2.02, was filed on April 25, 2005, to announce the 2005 first quarter results of the company.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 08/04/2005	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 08/04/2005	/S/William R. Mills
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

Date: August 4, 2005                                                                                                         /S/ Norman S. Rich
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

Date: August 4, 2005                                                                                                      /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending June 25, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
08/04/2005

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
08/04/2005

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