Form 10-Q
period 2005-09-24
WEIS MARKETS INC
filed 2005-11-03
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No   [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes [X]  No   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).   Yes [   ]  No   [X]

As of October 25, 2005, there were issued and outstanding 27,019,347 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 24, 2005	December 25, 2004
	(unaudited)
Assets
Current:
Cash and cash equivalents	$89,398	$58,234
Marketable securities	18,619	16,212
Accounts receivable, net	33,807	36,058
Inventories	165,942	165,044
Prepaid expenses	7,143	4,970
Income taxes recoverable	---	1,729
Deferred income taxes	3,761	3,003
Total current assets	318,670	285,250
Property and equipment, net	442,633	441,074
Goodwill	15,731	15,731
Intangible and other assets	5,720	6,427
	$782,754	$748,482
Liabilities
Current:
Accounts payable	$106,132	$95,743
Accrued expenses	21,294	20,637
Accrued self-insurance	21,299	20,172
Payable to employee benefit plans	11,505	10,826
Income taxes payable	1,599	---
Total current liabilities	161,829	147,378
Deferred income taxes	27,731	29,404
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
32,998,607 and 32,997,157 shares issued, respectively	8,247	8,199
Retained earnings	725,066	702,714
Accumulated other comprehensive income
(Net of deferred taxes of $3,155 in 2005 and $3,366 in 2004)	4,449	4,747
	737,762	715,660
Treasury stock at cost, 5,979,865 and 5,964,330 shares, respectively	(144,568)	(143,960)
Total shareholders' equity	593,194	571,700
	$782,754	$748,482

See accompanying notes to consolidated financial statements.

Page 1 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004	Sept. 24, 2005	Sept. 25, 2004
Net sales	$535,251	$518,639	$1,620,697	$1,560,682
Cost of sales, including warehousing and distribution expenses	392,730	381,942	1,189,738	1,150,838
Gross profit on sales	142,521	136,697	430,959	409,844
Operating, general and administrative expenses	125,989	121,358	373,057	355,479
Income from operations	16,532	15,339	57,902	54,365
Investment income	1,187	435	2,471	1,201
Other income	3,826	3,804	11,194	11,690
Income before provision for income taxes	21,545	19,578	71,567	67,256
Provision for income taxes	7,878	7,364	26,510	25,163
Net income	$13,667	$12,214	$45,057	$42,093
Weighted-average shares outstanding, basic	27,022,004	27,079,626	27,029,379	27,112,393
Weighted-average shares outstanding, diluted	27,030,466	27,080,401	27,035,421	27,113,292
Cash dividends per share	$0.28	$1.28	$.84	$1.84
Basic and diluted earnings per share	$0.51	$0.45	$1.67	$1.55

See accompanying notes to consolidated financial statements.
Page 2 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Nine Months Ended
	Sept. 24, 2005	Sept. 25, 2004
Cash flows from operating activities:
Net income	$45,057	$42,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,457	29,666
Amortization	4,759	4,295
Loss (gain) on disposition of fixed assets	526	(156)
Gain on sale of marketable securities	(422)	---
Changes in operating assets and liabilities:
Inventories	(898)	19,961
Accounts receivable and prepaid expenses	78	1,667
Income taxes recoverable	1,729	(1,779)
Accounts payable and other liabilities	12,852	(3,045)
Income taxes payable	1,599	(1,955)
Deferred income taxes	(2,220)	2,868
Other	(15)	(3)
Net cash provided by operating activities	95,502	93,612

Cash flows from investing activities:
Purchase of property and equipment	(38,870)	(50,336)
Proceeds from the sale of property and equipment	276	9,086
Purchase of marketable securities	(3,479)	(21,850)
Proceeds from maturities of marketable securities	---	13,850
Proceeds from sale of marketable securities	1,000	---
Net cash used in investing activities	(41,073)	(49,250)

Cash flows from financing activities:
Proceeds from issuance of common stock	48	118
Dividends paid	(22,705)	(49,860)
Purchase of treasury stock	(608)	(2,250)
Net cash used in financing activities	(23,265)	(51,992)

Net increase (decrease) in cash and cash equivalents	31,164	(7,630)
Cash and cash equivalents at beginning of period	58,234	73,340
Cash and cash equivalents at end of period	$89,398	$65,710

See accompanying notes to consolidated financial statements.

Page 3 of 9 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included. The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's latest Annual Report on Form 10-K/A.

In June 2005, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements Purchased After Lease Inception or Acquired in a Business Combination" ("EITF No. 05-6"). EITF No. 05-6 requires that leasehold improvements acquired in a business combination be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 further requires that leasehold improvements that are placed into service significantly after and not contemplated at or near the beginning of the lease term shall be amortized over the shorter of the useful life of the assets or a term that includes the required lease periods and renewals deemed to be reasonably assured at the date of acquisition. EITF No. 05-6 became effective for the company this fiscal quarter beginning June 26, 2005. The adoption of EITF No. 05-6 did not have a material effect on the company's Consolidated Financial Statements.

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended September 24, 2005 and September 25, 2004 are as follows:

	Three Months Ended		Nine Months Ended
(dollars in thousands)	2005	2004	2005	2004
Net income	$13,667	$12,214	$45,057	$42,093
Unrealized gains (losses) on marketable securities	79	172	(51)	47
Reclassification adjustment for gains included in net income (Net of deferred taxes of $175 and $0, respectively)	(247)	---	(247)	---
Comprehensive income	$13,499	$12,386	$44,759	$42,140

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

Page 4 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Weis Markets, Inc. operates 157 retail food stores in Pennsylvania, Maryland, New Jersey, New York, Virginia and West Virginia. The company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel and general merchandise items, such as health and beauty care and household products. The company supports the retail operations through a centrally located distribution facility, its own transportation fleet and four manufacturing facilities. The company also operates 32 SuperPetz pet supply stores in 11 states.

The following analysis should be read in conjunction with the Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, the 2004 Annual Report on Form 10-K/A, filed with the U. S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

OPERATING RESULTS

Total sales for the third quarter ended September 24, 2005 increased 3.2% to $535.3 million compared to sales of $518.6 million in the same quarter of 2004. The company benefited from sustained and cost effective promotional programs, resulting in an increase in customer traffic and average ticket size. The company supply chain and store level execution remained consistent. Despite competitive activity in virtually all of its markets, the company's sales continue to increase in key center store categories and its perishable departments, particularly produce. Sales for the first three quarters of this year increased 3.8% to $1.62 billion compared to $1.56 billion in 2004. Comparable store sales in the third quarter increased 3.3% compared to a 3.1% increase in 2004. Through the first three quarters of the year, the company experienced a 3.7% increase in comparable store sales compared to a 3.1% increase for the same period a year ago.

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

Gross profit of $142.5 million at 26.6% of sales, increased $5.8 million or 4.3% versus the same quarter last year and the gross profit rate increased 0.2%. The year-to-date gross profit at 26.6% of sales increased $21.1 million or 5.2%, while the gross profit rate increased 0.3%. Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. Diesel fuel costs increased 29.7% in the quarter and 19.7% year-to-date compared to the same periods in 2004. Several technology improvements are being implemented in the distribution center that reduce the number of store loads by approximately 5.0%, which in turn partially negates the impact of the increased diesel fuel costs. At this time, management is unaware of any events or trends that may cause a material change to the overall financial operation due to shifts in product cost.

Operating, general and administrative expenses during the third quarter of $126.0 million at 23.5% of sales, increased $4.6 million or 3.8% compared to the same quarter in 2004. As a percentage of sales, operating expenses were 0.1% higher than the third quarter last year. Year-to-date operating, general and administrative expenses increased $17.6 million or 4.9% compared to the first three quarters of last year; these expenses increased to 23.0% of sales from 22.8% in 2004.

Page 5 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

The company continues to see significant increases in energy costs, associate healthcare benefits and credit and debit card interchange fees. Electric and natural gas costs increased 14.6% for the third quarter and 9.0% for the first three quarters compared to the same periods last year. Healthcare costs increased 5.0% from the same period a year ago and 7.7% year-to-date. Management continues to develop healthcare cost containment strategies to stabilize the rising costs and believes early efforts are achieving favorable results. Interchange fees for accepting credit and debit cards increased 8.8% in the quarter and 14.4% year-to-date compared to the same periods in 2004. The company is extremely concerned about the continuing rise in interchange fees for accepting credit and debit cards. This one line item expense has increased 582.0% in ten years due to substantial rate increases and higher customer utilization.

In the third quarter, the company's investment income totaled $1.2 million at 0.2% of sales, an increase of $752,000 or 172.9% compared to the same period a year ago. Included in the third quarter increase was a $422,000 gain on the sale of equity securities. Year-to-date, the company's investment income increased $1.3 million or 105.7% to $2.5 million. The majority of the company's investment portfolio consisted of money market funds, which are classified on the "Consolidated Balance Sheets" as "Cash and Cash Equivalents." As federal interest rates rose, the profitability from investment in these funds likewise increased for both the third quarter and year-to-date.

The company's other income is primarily generated from net rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the disposition of fixed assets and interest expense. Other income of $3.8 million at 0.7% of sales increased $22,000 or .6% compared to the same quarter last year. Year-to-date other income of $11.2 million at 0.7% of sales decreased $496,000 or 4.2% versus a year ago.

The effective tax rate for the third quarter of 2005 was 36.6% compared with 37.6% in 2004. Year-to-date, the effective tax rate was 37.0% compared to 37.4% in the same period last year.

For the three-month period ended September 24, 2005, net income of $13.7 million increased 11.9% compared to the same period last year. Basic and diluted earnings per share of $0.51 for the quarter increased 13.3% compared to 2004. Year-to-date earnings increased 7.0% from $42.1 million to $45.1 million. Basic and diluted earnings per share in the first nine months of 2005 increased 7.7% to $1.67 compared to $1.55 generated in the first nine months of last year.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2005, the company generated $95.5 million in cash flows from operating activities compared to $93.6 million for the same period in 2004. Working capital increased $19.0 million or 13.8% since the beginning of the year.

Net cash used in investing activities in the first nine months of 2005 totaled $41.1 million compared to the $49.3 million used in 2004. Capital expenditures for the first nine months of the year totaled $38.9 million compared to $50.3 million in 2004. At the beginning of the current year, the company estimated that its current year capital expenditure plans would require an investment of $109.4 million in 2005. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities. Based on construction timetables, some of the larger capital projects are now expected to extend into 2006.

Page 6 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash used in financing activities during the first nine months of 2005 was $23.3 million compared to $52.0 million in 2004. Treasury stock purchases amounted to $608,000 in the first nine months of the year compared to $2.3 million during the same period in the prior year.

The company paid its shareholders $22.7 million in cash dividends in the first nine months of 2005 compared with $49.9 million paid in the first nine months of last year. On September 3, 2004, the company paid a special one-dollar per share dividend totaling $27.1 million to its shareholders. At a regular meeting held in October 2005, the Board of Directors unanimously approved a quarterly dividend of $0.28 per share, payable on November 18, 2005 to shareholders of record on November 4, 2005.

The company has no other commitment of capital resources as of September 24, 2005, other than the lease commitments on its store facilities under operating leases that expire at various dates up to 2024. The company anticipates funding its working capital requirements for the remainder of the year, including its capital expenditure requirements, through internally generated cash flows from operations and without external financing. As of October 18, 2005, the company has allowed an unused $100 million three-year unsecured Revolving Credit Agreement to expire. In October of 2002, the credit agreement was established to ensure funds were available for continued strategic growth of the company after the company purchase of common stock from the family of the late Sigfried Weis. Given the current status of the company's financial position and needs, management has decided not to extend the credit agreement. The outstanding letters of credit under the credit agreement of approximately $18.0 million were moved to another provider.

Critical Accounting Policies

The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2004 Annual Report on Form 10-K/A. There have been no changes to the Critical Accounting Policies since the company filed its Annual Report on Form 10-K/A for the year ended December 25, 2004.

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

Page 7 of 9 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the nine months ended September 24, 2005. Quantitative information is set forth in Item 7a on the company's Annual Report on Form 10-K/A under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 25, 2004 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in Item 7a of the company's Annual Report on Form 10-K/A under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 25, 2004 and is incorporated herein by reference.

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

(a) Exhibits
        Exhibit 31.1 Rule 13a-14(a) Certification - CEO
        Exhibit 31.2 Rule 13a-14(a) Certification - CFO
        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K
        One Form 8-K, Item 2.02, was filed on July 18, 2005, to announce the 2005 second quarter results of the company.
        One Form 8-K, Item 2.02, was filed on October 14, 2005, to announce the 2005 third quarter results of the company.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 11/03/2005	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 11/03/2005	/S/William R. Mills
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

Date: November 3, 2005                                                                                                 /S/ Norman S. Rich
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

Date: November 3, 2005                                                                                               /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the 10-Q Report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending September 24, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
11/03/2005

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
11/03/2005

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