Form 10-K
period 2005-12-31
WEIS MARKETS INC
filed 2006-03-03
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No   [X]

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]  No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                Accelerated filer   [X]                                Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No   [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $533,467,000 as of June 24, 2005, the last business day of the most recently completed second quarter.
Shares of common stock outstanding as of March 1, 2006 - 27,021,000.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 3, 2006 are incorporated by reference in Part III of this Form 10-K.

  WEIS MARKETS, INC.

WEIS MARKETS, INC.

 PART I

Item 1.      Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2005. The company's stock has been traded on the New York Stock Exchange since 1965 under the symbol "WMK." The Weis family currently owns approximately 64% of the outstanding shares. Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman and Secretary. Both are involved in the day-to-day operations of the business.

On May 7, 2001, the company repurchased approximately 14.5 million shares of its common stock from the family of the late Sigfried Weis for approximately $434.3 million in cash.

The company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel and general merchandise items, such as health and beauty care and household products. In addition, customer convenience is addressed at many locations by offering services such as third parties providing in-store banks, laundry services and take-out restaurants. The company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The company utilizes a loyalty card program, "Weis Club Preferred Shopper," which provides shoppers with an opportunity to receive discounts, promotions and rewards. The company currently owns and operates 157 retail food stores and a chain of 31 SuperPetz, LLC pet supply stores. Since year-end, one retail food store and one pet supply store were closed.

The percentage of net sales contributed by each class of similar products for each of the previous five fiscal years was:

Year	Grocery	Meat	Produce	Pharmacy	Pet Supply	Other
2005	53.93	16.18	14.79	10.21	2.70	2.19
2004	53.91	16.19	14.58	10.45	2.98	1.89
2003	54.55	15.70	14.67	10.28	3.18	1.62
2002	55.39	15.29	14.73	9.83	3.28	1.48
2001	57.74	15.54	12.95	8.89	3.25	1.63

Retail food store locations by state and by trade name as of year-end are as follows:

			Mr. Z's	King's	Cressler's	Scot's
State	Total	Weis Markets	Food Mart	Supermarkets	Marketplace	Lo-Cost	Save-A-Lot
Pennsylvania	129	101	17	6	1	3	1
Maryland	23	23
New Jersey	3	3
New York	1	1
Virginia	1	1
West Virginia	1	1
Total	158	130	17	6	1	3	1

Page 1 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 1.      Business: (continued)

All trade names, except Scot's Lo-Cost and Save-A-Lot, operate as conventional supermarkets. Scot's Lo-Cost operates under a warehouse format, while Save-A-Lot's format caters to the price motivated consumer. The retail food stores range in size from 8,000 to 66,000 square feet, with an average size of approximately 46,000 square feet. The following summarizes the number of stores by size categories as of year-end:

Square feet	Number of stores
55,000 to 66,000	23
45,000 to 54,999	79
35,000 to 44,999	34
25,000 to 34,999	14
Under 25,000	8
Total	158

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2005	2004	2003	2002	2001
Beginning store count	157	158	160	163	163
New stores	1	1	---	1	2
Relocations	1	2	1	3	---
Closed stores	---	(2)	(2)	(2)	(2)
Relocated stores	(1)	(2)	(1)	(3)	---
Sold	---	---	---	(2)	---
Ending store count	158	157	158	160	163
Total square feet (000's), at year-end	7,280	7,183	7,157	7,154	7,168
Additions/major remodels	3	2	4	5	6

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

At year-end, SuperPetz, LLC operated 2 stores in Alabama, 1 store in Georgia, 1 store in Indiana, 1 store in Kentucky, 1 store in Maryland, 2 stores in Michigan, 6 stores in Ohio, 1 store in North Carolina, 8 stores in Pennsylvania, 5 stores in South Carolina, and 4 stores in Tennessee.

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

The company currently has approximately 18,600 full-time and part-time associates.

Page 2 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 1.      Business: (continued)

The company maintains a web site at www.weismarkets.com. The company makes available, free of charge, on the "Corporate Info" section of its web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the company electronically files such material or furnishes it to the U.S. Securities and Exchange Commission ("SEC").

Additionally, the company's annual reports and corporate governance materials, including governance guidelines; the charters of the Audit and Compensation Committees, as well as the Disclosure Committee Bylaws; and both the Code of Business Conduct and Ethics and the Code of Ethics for the CEO and CFO, may be found under the "Corporate Info" section of its web site. A copy of the foregoing corporate governance materials is available upon written request to the company's principal executive offices.

Item 1a.  Risk Factors:

In addition to risks and uncertainties in the ordinary course of business common to all businesses, important factors are listed below specific to the company and its industry, which could materially impact its future performance.

Competition: The retail food industry is intensely price competitive, and the competition the company encounters may have a negative impact on product retail prices. The financial results may be adversely impacted by a competitive environment that could cause the company to reduce retail prices without a reduction in its product cost to maintain market share; thus reducing sales and gross profit margins.

Trade Area: The company's stores are concentrated in central and northeast Pennsylvania, central Maryland and suburban Baltimore regions. Changes in economic and social conditions in the company's operating regions, including the rate of inflation, population demographics and employment and job growth, affect customer shopping habits. These changes may negatively impact sales and earnings. In addition, employment conditions specifically may affect the company's ability to hire and train qualified associates. Business disruptions due to weather and catastrophic events historically have been few. The company's geographic regions could receive an extreme variance in the amount of annual snowfall that may materially affect sales and expense results.

Execution of Expansion Plans: In 2006, the company expects to invest $90.6 million for capital expenditures, which includes all store, distribution and manufacturing projects and equipment purchases. The company is planning to build six superstores, including four replacement units and will continue to invest in its existing store base with fifteen additions and seventeen remodels. Circumstances outside the company's control could negatively impact these anticipated capital investments. The company cannot determine with certainty whether its new stores will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on the company's business and results of its operations.

Operating Costs: Associate expenses attribute to the majority of its operating costs and therefore, the company's financial performance is greatly influenced by increasing wage and benefit costs, a competitive labor market and the risk of unionized labor disruptions of its non-union workforce. The company's profit is particularly sensitive to the cost of oil. Oil prices directly affect the company's product transportation costs, as well as its utility and petroleum-based supply costs. The company is extremely concerned about the continuing rise in interchange fees for accepting credit card payments at the point of sale.

Self-Insurance Exposure: The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250,000 to $2,000,000. Although the company has minimized its exposure on individual claims, the company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising and having a significant impact on earnings.

Taxes: The company's future effective tax rate may increase from current rates due to changes in laws and the status of pending items with various taxing authorities.

Page 3 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 1b.  Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.    Properties:

The company currently owns and operates 82 of its retail food stores, and leases and operates 75 stores under operating leases that expire at various dates through 2024. SuperPetz leases all 31 of its retail store locations. The company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The company owns and operates one distribution center in Milton, Pennsylvania of approximately 1,110,000 square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet. The company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 564,000 square feet of which 290,000 is sublet. The company operates an ice cream plant, meat processing plant, ice plant and milk processing plant in the remaining 274,000 square feet at its Sunbury location.

Item 3.      Legal Proceedings:

Neither the company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business.

Item 4.      Submission of Matters to a Vote of Security Holders:

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

Page 4 of 32 (Form 10-K)

WEIS MARKETS, INC.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The company's stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings, on December 31, 2005 as provided by the company's transfer agent was 5,551. High and low stock prices and dividends paid per share for the last two fiscal years were:

	2005			2004
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$39.15	$36.12	$.28	$37.09	$31.50	$.28
Second	38.95	36.34	.28	35.60	32.80	.28
Third	41.68	37.14	.28	36.05	31.01	1.28
Fourth	44.15	36.80	.28	39.90	33.42	.28

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

Five Year Review of Operations

		53 Weeks		52 Weeks		52 Weeks		52 Weeks	52 Weeks
(dollars in thousands, except shares, per share amounts and store information)		Ended		Ended		Ended		Ended	Ended
		Dec. 31, 2005		Dec. 25, 2004		Dec. 27, 2003		Dec. 28, 2002	Dec. 29, 2001
Net sales		$2,222,598		$2,097,712		$2,042,499		$1,999,364	$1,971,665
Costs and expenses		2,143,037		2,025,527		1,971,878		1,919,957	1,908,725
Income from operations		79,561		72,185		70,621		79,407	62,940
Investment and other income		19,745		15,418		17,583		15,279	18,907
Income before provision for income taxes		99,306		87,603		88,204		94,686	81,847
Provision for income taxes		35,885		30,412		33,628		35,537	31,792
Net income		63,421		57,191		54,576		59,149	50,055
Retained earnings, beginning of year		702,714		702,961		678,294		648,522	1,069,986
		766,135		760,152		732,870		707,671	1,120,041
Stock purchase and cancellation		---		---		---		---	434,317
Cash dividends		30,270		57,438		29,909		29,377	37,202
Retained earnings, end of year		$735,865		$702,714		$702,961		$678,294	$648,522
Weighted-average shares outstanding, diluted		27,033,789		27,098,276		27,186,277		27,202,435	32,298,696
Cash dividends per share		$1.12		$2.12		$1.10		$1.08	$1.08
Basic and diluted earnings per share		$2.35		$2.11		$2.01		$2.17	$1.55
Working capital		$163,669		$137,872		$162,305		$114,937	$102,331
Total assets		$788,487		$748,482		$744,315		$716,699	$704,185
Long-term obligations	$	---	$	---	$	---	$	---	$25,000
Shareholders' equity		$603,857		$571,700		$575,448		$552,432	$525,364
Number of grocery stores		158		157		158		160	163
Number of pet supply stores		32		33		33		33	33

Page 5 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations:

Company Overview

Weis Markets, Inc. was founded in Sunbury, Pennsylvania in 1912. Today it is ranked in the top 50 food and drug retailers in the United States in terms of revenues generated. At the end of fiscal 2005, the company was operating 158 retail food stores and 32 pet supply stores in Pennsylvania and surrounding states. Company revenues, income and cash flows are generated in the retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel, general merchandise, health and beauty care and household products. The pet supply stores offer a broader assortment of pet supply products compared to the company's retail food stores. The company supports its retail operations through a centrally located distribution facility, transportation fleet, four manufacturing facilities and its administrative offices.

The following analysis should be read in conjunction with Financial Statements included in the 2005 Quarterly Reports on Form 10-Q and the 2004 Annual Report on Form 10-K filed with the U. S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Results of Operations

Total company sales in the 53-week year ending December 31, 2005 of $2.223 billion, increased $124.9 million or 6.0% compared to sales of $2.098 billion generated in fiscal 2004, a 52-week year. Excluding the one additional week in the current year, comparable store sales increased 4.0% compared to 2004. Sales in 2004 increased 2.7%, or $55.2 million, compared to 2003, also a 52-week year. Comparable store sales in 2004 increased 3.0% compared to 2003.

When calculating the percentage change in comparable store sales, the company defines a new store to be comparable the week following one full year of operation. Relocated stores and stores with expanded square footage are included in comparable sales since these units are located in existing markets and are open during construction. When a store is closed, sales generated from that unit in the prior year are subtracted from total company sales starting the same week of closure in the prior year and continuing from that point forward.

The sales increases in the years presented were driven by growth in store square footage, customer count, sales per customer transaction and inflation. The favorable sales results were heavily impacted by a continuing strong performance from the store perishable departments in all three years. The company generated similar percentage increases from its non-perishable or center store sales in 2005 as it did with perishable department sales. Although the company experienced some product cost inflation in 2005, management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

Gross profit dollars generated from sales in 2005 increased $37.0 million, or 6.7%, to $586.5 million compared to 2004, which increased $12.9 million compared to 2003. Gross profit as a percentage of sales remained consistent at 26.4%, 26.2% and 26.3% in 2005, 2004 and 2003, respectively.

Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. In the past several years, many vendors have converted promotional incentives to reimbursements based upon sales movement data recorded at the point of sale rather than for cases purchased. Management expects this to be a continuing trend that will have no impact on the company's overall gross profit results.

The company continues to implement operational initiatives to reduce inventory shrink losses in its retail facilities and will begin installation of a new exception reporting and performance management application in the first quarter of 2006 to further improve company gross profit results.

Page 6 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

The company continues to self distribute from its 1.1 million square foot distribution center located in Milton, Pennsylvania. In 2004, the company made a capital investment into ergonomic warehouse racks, improved lighting, and a hands-free voice directed order selection solution in its distribution center. As a result of this investment, the company substantially improved safety conditions, order selection accuracy and associate productivity in 2005. This investment also resulted in better in-stock conditions at store level. In 2005, the company made several transportation improvements reducing the number of store loads by approximately 5.0%, partially negating the impact of increased fuel costs which surged 26.5% compared to 2004. The company also completed the roll out of several other technology initiatives at its distribution center to improve inventory control and labor efficiencies in 2005 including a new tractor and trailer yard management system. In addition, the company completed the installation of on-board computer systems in its trucks, which improves fuel economy, provides real time fleet visibility, monitors engine maintenance requirements and produces driver logs.

Management is unaware of any other events or trends that may materially impact its sales or product costs that would cause a material change to the overall financial operation of the company.

Operating, general and administrative expenses in 2005 increased $29.6 million to $506.9 million, but have remained consistent as a percentage of sales at 22.8% in 2005, 2004 and 2003. Labor and benefit costs, which helped to generate higher sales volume in 2005, accounted for $18.6 million of the total increase in expenses. Utilities increased $3.3 million or 9.5% in 2005 and store supply costs increased $2.2 million or 13.0%, partially due to rising costs for petroleum based products. Interchange fees for accepting credit and debit cards increased $1.5 million or 17.3% in 2005. Depreciation and amortization increased $3.8 million or 8.1% primarily due to higher 2004 capital expenditures and the use of an accelerated depreciation method for both book and tax purposes.

In 2005, the company's investment income increased $1.8 million or 110.8%, to $3.4 million. The company realized a long-term gain of $422,000 on the sale of equities from its investment portfolio during the year. Company funds grew in 2005 as capital expenditures were lower than expected, thus increasing the amount available to be invested in a higher yielding market. In 2004, the company's investment income of $1.6 million increased $397,000, or 32.5%, compared to 2003.

The company's other income is primarily generated from rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the disposition of fixed assets and interest expense. Other income of $16.3 million, or .7% of sales, increased $2.5 million, or 18.4%, compared to 2004. Other income in 2004 decreased $2.6 million or 15.7%, compared to 2003. In 2004, the company realized a pre-tax loss of $1.4 million on the disposal of fixed assets.

The company's combined federal and state effective income tax rate was 36.1% in 2005, 34.7% in 2004 and 38.1% in 2003. During 2003, the Internal Revenue Service completed its routine audit of the company's federal income tax returns for the years 1997 through 2001, and the resulting settlement did not have a material impact on 2003 income tax expense. The company's effective tax rate decreased from 2003 to 2004 due to a change in estimate related to the final settlement of certain income tax audits during 2004, resulting in a $2.5 million increase in net income.

Net income in 2005 was $63.4 million or 2.9% of sales compared to $57.2 million or 2.7% of sales in 2004 and $54.6 million or 2.7% of sales in 2003. Basic and diluted earnings per share of $2.35 in 2005 compared to $2.11 in 2004 and $2.01 in 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $104.3 million in 2005 compared with $118.2 million in 2004 and $106.1 million in 2003. Working capital increased 18.7% in 2005, decreased 15.1% in 2004, and increased 41.2% in 2003. The considerable decline in working capital in 2004 was primarily due to a special one dollar per share dividend paid to shareholders in September of 2004. Inventory increased $14.3 million in 2005 compared to 2004 and declined $8.5 million in 2004 compared to 2003 primarily due to where the fiscal year-end date fell. In 2004, the fiscal year ended on December 25th after the major holiday selling period. In 2005, the fiscal year ended on December 31st as the company replenished for an upcoming sales program.

Page 7 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (continued)

Net cash used in investing activities was $62.4 million in 2005 compared to $72.1 million in 2004, and $30.6 million in 2003. These funds were used primarily for the purchases of new securities and property and equipment. Property and equipment purchases during fiscal 2005 totaled $55.5 million compared to $82.8 million in 2004 and $35.9 million in 2003. As a percentage of sales, capital expenditures were 2.5%, 3.9% and 1.8% in 2005, 2004 and 2003, respectively.

The company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $90.6 million in 2006.

Net cash used in financing activities during 2005 was $30.8 million compared to $61.3 million in 2004 and $31.9 million in 2003. In 2002, the company established a three-year unsecured revolving credit agreement for $100 million to provide funds for general corporate purposes including working capital and letters of credit. As of October 18, 2005, the company allowed the Revolving Credit Agreement to expire and outstanding letters of credit under the agreement were refinanced. At December 31, 2005, the company had outstanding letters of credit of $25.9 million.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.12 in 2005 compared to $2.12 in 2004 and $1.10 in 2003. On September 3, 2004, the company paid a special one dollar per share dividend totaling $27.1 million to its shareholders. Treasury stock purchases amounted to $715,000 in 2005, compared to $4.0 million in 2004 and $2.0 million in 2003. The Board of Directors 2004 resolution authorizing the repurchase of up to one million shares of the company's common stock has a remaining balance of 888,624 shares.

The company has no other commitment of capital resources as of December 31, 2005, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2024. The company anticipates funding its working capital requirements and its $90.6 million capital expansion program through internally generated cash flows from operations.

The company's earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings. The company's marketable securities currently consist of Pennsylvania tax-free state and municipal bonds, equity securities and other short-term investments. Certain other short-term investments are classified as cash equivalents on the Consolidated Balance Sheets.

By their nature, these financial instruments inherently expose the holders to market risk. The extent of the company's interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the company believes that its exposure in this area is not material.

Under its current policies, the company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations. Historically, the company's principal investment strategy of obtaining marketable debt securities with maturity dates between one and five years helps to minimize market risk and to maintain a balance between risk and return. The equity securities owned by the company consist primarily of stock held in large capitalized companies trading on public security exchange markets. The company's management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure is located in Item 7a.

Contractual Obligations

The following table represents scheduled maturities of the company's long-term contractual obligations as of December 31, 2005.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$229,570	$27,700	$51,537	$42,544	$107,789
Total	$229,570	$27,700	$51,537	$42,544	$107,789

Page 8 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Estimates

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

Vendor Allowances

Vendor rebates, credits and promotional allowances that relate to the company's buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a reduction of cost of sales as they are earned, in accordance with its underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through our distribution system are recorded in cost of sales as the required performance is completed. Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially set up in the company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Store Closing Costs

The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to five years. At December 31, 2005, closed store lease liabilities totaled $1.6 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which changes become known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Self-Insurance

The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers' compensation claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250,000 to $2,000,000. Significant assumptions used in the development of the actuarial estimates include reliance on our historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

Page 9 of 32 (Form 10-K)

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

Certifications

As required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the company submitted a Chief Executive Officer Certification to the New York Stock Exchange with no qualifications on April 15, 2005. The company filed with the Securities and Exchange Commission the Chief Executive Officer and Chief Financial Officer certifications as required under Section 302 of the Sarbanes-Oxley Act in the prior years as an Exhibit to Form 10-K.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates												Fair Value
December 31, 2005	2006		2007		2008		2009		2010		Thereafter	Total	Dec. 31, 2005
Rate sensitive assets:
Fixed interest rate securities	$5,000	$	---		$1,200		$2,020		$4,680	$	---	$12,900	$13,311
Average interest rate	3.00%		---		2.97%		3.19%		3.31%		---	3.14%

(dollars in thousands)	Expected Maturity Dates												Fair Value
December 25, 2004	2005		2006		2007		2008		2009		Thereafter	Total	Dec. 25, 2004
Rate sensitive assets:
Fixed interest rate securities	$5,000	$	---	$	---	$	---	$	---	$	---	$5,000	$5,008
Average interest rate	1.56%		---		---		---		---		---	1.56%

Other Relevant Market Risks
The company's equity securities at December 31, 2005 had a cost basis of $2,514,000 and a fair value of $9,899,000. The dividend yield realized on these equity investments was 6.92% in 2005. The company's equity securities at December 25, 2004 had a cost basis of $3,091,000 and a fair value of $11,204,000. The dividend yield realized on these equity investments was 5.00% in 2004. Market risk, as it relates to equities owned by the company, is discussed within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

Page 10 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 8.      Financial Statements and Supplementary Data:

WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
December 31, 2005 and December 25, 2004
	2005	2004
Assets
Current:
Cash and cash equivalents	$69,300	$58,234
Marketable securities	23,210	16,212
Accounts receivable, net	38,376	36,058
Inventories	179,382	165,044
Prepaid expenses	6,076	4,970
Income taxes recoverable	---	1,729
Deferred income taxes	4,359	3,003
Total current assets	320,703	285,250
Property and equipment, net	446,517	441,074
Goodwill	15,731	15,731
Intangible and other assets, net	5,536	6,427
	$788,487	$748,482
Liabilities
Current:
Accounts payable	$100,895	$95,743
Accrued expenses	20,079	20,637
Accrued self-insurance	21,553	20,172
Payable to employee benefit plans	12,487	10,826
Income taxes payable	2,020	---
Total current liabilities	157,034	147,378
Deferred income taxes	27,596	29,404
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,002,357 and 32,997,157 shares issued, respectively	8,371	8,199
Retained earnings	735,865	702,714
Accumulated other comprehensive income	4,296	4,747
	748,532	715,660
Treasury stock at cost, 5,982,461 and 5,964,330 shares, respectively	(144,675)	(143,960)
Total shareholders' equity	603,857	571,700
	$788,487	$748,482
See accompanying notes to consolidated financial statements.

Page 11 of 32 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 31, 2005,
December 25, 2004 and December 27, 2003	2005	2004	2003
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Net sales	$2,222,598	$2,097,712	$2,042,499
Cost of sales, including warehousing and distribution expenses	1,636,137	1,548,210	1,505,926
Gross profit on sales	586,461	549,502	536,573
Operating, general and administrative expenses	506,900	477,317	465,952
Income from operations	79,561	72,185	70,621
Investment income	3,408	1,617	1,220
Other income, net	16,337	13,801	16,363
Income before provision for income taxes	99,306	87,603	88,204
Provision for income taxes	35,885	30,412	33,628
Net income	$63,421	$57,191	$54,576

Weighted-average shares outstanding, basic	27,026,748	27,098,000	27,186,277
Weighted-average shares outstanding, diluted	27,033,789	27,098,276	27,186,277

Cash dividends per share	$1.12	$2.12	$1.10
Basic and diluted earnings per share	$2.35	$2.11	$2.01
See accompanying notes to consolidated financial statements.

Page 12 of 32 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except shares)
For the Fiscal Years Ended December 31, 2005,
December 25, 2004 and December 27, 2003				Accumulated
				Other				Total
	Common Stock		Retained	Comprehensive	Treasury Stock			Shareholders'
	Shares	Amount	Earnings	Income	Shares	Amount		Equity
Balance at December 28, 2002	32,986,337	$7,882	$678,294	$4,145	5,792,800	$(137,889	) $	552,432
Net income	---	---	54,576	---	---	---		54,576
Other comprehensive income, net of reclassification adjustments and tax	---	---	---	283	---	---		283
Comprehensive income								54,859
Shares issued for options	3,170	89	---	---	---	---		89
Treasury stock purchased	---	---	---	---	56,789	(2,023)		(2,023)
Dividends paid	---	---	(29,909)	---	---	---		(29,909)
Balance at December 27, 2003	32,989,507	7,971	702,961	4,428	5,849,589	(139,912)		575,448
Net income	---	---	57,191	---	---	---		57,191
Other comprehensive income, net of reclassification adjustments and tax	---	---	---	319	---	---		319
Comprehensive income								57,510
Shares issued for options	7,650	228	---	---	---	---		228
Treasury stock purchased	---	---	---	---	114,741	(4,048)		(4,048)
Dividends paid	---	---	(57,438)	---	---	---		(57,438)
Balance at December 25, 2004	32,997,157	8,199	702,714	4,747	5,964,330	(143,960)		571,700
Net income	---	---	63,421	---	---	---		63,421
Other comprehensive income, net of reclassification adjustments and tax	---	---	---	(451)	---	---		(451)
Comprehensive income								62,970
Shares issued for options	5,200	172	---	---	---	---		172
Treasury stock purchased	---	---	---	---	18,131	(715)		(715)
Dividends paid	---	---	(30,270)	---	---	---		(30,270)
Balance at December 31, 2005	33,002,357	$8,371	$735,865	$4,296	5,982,461	$(144,675	) $	603,857
See accompanying notes to consolidated financial statements.

Page 13 of 32 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 31, 2005,
December 25, 2004 and December 27, 2003	2005	2004	2003
	(53 Weeks)	(52 Weeks)	(52 Weeks)
Cash flows from operating activities:
Net income	$63,421	$57,191	$54,576
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	43,875	40,614	40,196
Amortization	6,231	5,721	6,299
Loss on disposition of fixed assets	519	1,438	122
Gain on sale of marketable securities	(422)	(52)	---
Changes in operating assets and liabilities:
Inventories	(14,338)	8,508	9,280
Accounts receivable and prepaid expenses	(3,424)	(2,930)	(3,930)
Income taxes recoverable	1,729	(1,729)	---
Accounts payable and other liabilities	7,636	4,648	42
Income taxes payable	2,020	(1,955)	(4,157)
Deferred income taxes	(2,845)	6,786	3,721
Other	(98)	6	---
Net cash provided by operating activities	104,304	118,246	106,149

Cash flows from investing activities:
Purchase of property and equipment	(55,468)	(82,766)	(35,928)
Proceeds from the sale of property and equipment	291	9,086	4,271
Purchase of marketable securities	(8,248)	(24,850)	---
Proceeds from maturities of marketable securities	---	26,350	1,023
Proceeds from sale of marketable securities	1,000	86	---
Net cash used in investing activities	(62,425)	(72,094)	(30,634)

Cash flows from financing activities:
Payment of deferred financing fees	---	---	(25)
Proceeds from issuance of common stock	172	228	89
Dividends paid	(30,270)	(57,438)	(29,909)
Purchase of treasury stock	(715)	(4,048)	(2,023)
Net cash used in financing activities	(30,813)	(61,258)	(31,868)

Net increase (decrease) in cash and cash equivalents	11,066	(15,106)	43,647
Cash and cash equivalents at beginning of year	58,234	73,340	29,693
Cash and cash equivalents at end of year	$69,300	$58,234	$73,340
See accompanying notes to consolidated financial statements.

Page 14 of 32 (Form 10-K)

WEIS MARKETS, INC.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the company's consolidated financial statements:

(a) Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2005.

(b) Definition of Fiscal Year

The company's fiscal year ends on the last Saturday in December. Fiscal 2005, 2004 and 2003 were comprised of 53 weeks, 52 weeks and 52 weeks, respectively.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(d) Use of Estimates

Management of the company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(e) Reclassifications

Certain amounts in the 2003 consolidated statement of cash flows were reclassified upon the filing of the 2004 Annual Report on Form 10-K. Specifically, the company changed the classification of certain investments at December 27, 2003 in the amount of $69.9 million. These investments were originally reported as marketable securities rather than as cash and cash equivalents consistent with the company's policy for classifying such investments as described in Note 1(f). The effect of this reclassification did not change reported amounts of current assets or total assets, but affected the amounts originally reported as cash flows used in investing activities and cash and cash equivalents in the 2003 consolidated statement of cash flows.

The following summarizes the changes to originally reported subtotals in the 2003 consolidated statements of cash flows:

	Originally Reported	Currently Reported
	2003	2003
Net cash provided by operating activities	$ 105,873	$ 106,149
Net cash used in investing activities	(74,507)	(30,634)
Net cash used in financing activities	(31,843)	(31,868)
Net increase (decrease) in cash and cash equivalents	(477)	43,647
Cash and cash equivalents at beginning of year	3,929	29,693
Cash and cash equivalents at end of year	$ 3,452	$ 73,340

(f) Cash and Cash Equivalents

The company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 31, 2005 and December 25, 2004 totaled $64.7 million and $54.4 million, respectively.

Page 15 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(g) Marketable Securities

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

(h) Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $1.2 million and $1.7 million as of December 31, 2005 and December 25, 2004, respectively. The reserve balance relates to amounts due from pharmacy third party providers and customer returned checks. The company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions. Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

(i) Inventories

Inventories are valued at the lower of cost or market, using both the last-in, first-out (LIFO) and average cost methods. The company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts and to provide for estimated shortages from the last physical count to the financial statement date. See additional disclosures regarding inventories in Note 3.

(j) Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the cost of buildings and improvements and equipment principally using accelerated methods. Leasehold improvements are amortized using the straight line method over the terms of the leases or the useful lives of the assets, whichever is shorter.

Maintenance and repairs are expensed and renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to "Other income."

(k) Goodwill and Intangible Assets

The company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes that intangible assets with an indefinite useful life shall not be amortized until their useful life is determined to be no longer indefinite and should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 states that goodwill should not be amortized but tested for impairment for each reporting unit, on an annual basis and between annual tests in certain circumstances. Intangible assets with a definite useful life are generally amortized over periods ranging from 15 to 20 years. As of December 31, 2005, the company has no intangible assets, other than goodwill, with indefinite lives.

(l) Impairment of Long-Lived Assets

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

Page 16 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(l) Impairment of Long-Lived Assets (continued)

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

(m) Store Closing Costs

In accordance with FASB Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), the company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to five years. At December 31, 2005, closed store lease liabilities totaled $1.6 million. The company estimates the lease liabilities, net of sublease income, using the undiscounted rent payments of closed stores.

(n) Self-Insurance

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

(o) Stock Option Plan

As of December 31, 2004, no awards may be granted under the company's 1995 Stock Option Plan. The last options granted under the Plan in 2002 will expire in 2012. The pro forma impact of adopting FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by FASB Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," is immaterial. See additional disclosures regarding remaining outstanding options in Note 7.

(p) Income Taxes

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

(q) Earnings Per Share

Earnings per share are based on the weighted-average number of common shares outstanding. Diluted earnings per share are based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to antidilution limitations. Basic and diluted earnings per share are the same amounts for each period presented. For 2004 and 2003, options to purchase 32,850 and 41,111, respectively, at per share exercised prices ranging from $35.56 to $37.94, were not included in the computation of diluted earnings per share because their inclusion under the treasury stock method would have been antidilutive.

(r) Revenue Recognition

Revenue from the sale of products to the company's customers is recognized at the point of sale. Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold. Periodically, the company will run a point based sales incentive program that rewards customers with future sales discounts. The company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software. Sales are reduced by these estimates over the life of the program. Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts. The company does not recognize revenue when it sells gift cards, but rather revenue is recognized at the time of customer redemption for products. Return activity is immaterial to revenues.

Page 17 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(s) Cost of Sales, Including Warehousing and Distribution Expenses

"Cost of sales, including warehousing and distribution expenses" consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs.

(t) Vendor Allowances

Vendor rebates, credits and promotional allowances that relate to the company's buying and merchandising activities, including lump-sum payments associated with long-term contracts, are recorded as a reduction of cost of sales as they are earned, in accordance with its underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through our distribution system are recorded in cost of sales as the required performance is completed. Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially set up in the company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Vendor allowances recorded as credits in cost of sales totaled $40.7 million in 2005, $42.9 million in 2004, and $44.1 million in 2003. Vendor paid cooperative advertising credits totaled $16.8 million in 2005, $17.5 million in 2004, and $16.6 million in 2003. These credits were netted against advertising costs within "Operating, general and administrative expenses." The company had accounts receivable due from vendors of $800,000 and $1.6 million for earned advertising credits and $3.9 million and $5.3 million for earned promotional discounts as of December 31, 2005 and December 25, 2004, respectively. The company had $1.8 million and $3.5 million in unearned revenue included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 31, 2005 and December 25, 2004, respectively.

(u) Operating, General and Administrative Expenses

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

(v) Advertising Costs

The company expenses advertising costs as incurred. The company recorded advertising expense, before vendor paid cooperative advertising credits, of $24.6 million in 2005, $23.9 million in 2004, and $25.3 million in 2003 in "Operating, general and administrative expenses."

(w) Rental Income

The company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of "Other income." All leases are operating leases, as disclosed in Note 5, and do not contain up front considerations.

Page 18 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 2 Marketable Securities
Marketable securities, as of December 31, 2005 and December 25, 2004, consisted of:

			Gross	Gross
			Unrealized	Unrealized
(dollars in thousands)	Amortized		Holding	Holding	Fair
December 31, 2005	Cost		Gains	Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$13,353	$	---	$42	$13,311
Equity securities	2,514		7,388	3	9,899
	$15,867		$7,388	$45	$23,210
			Gross		Gross
			Unrealized		Unrealized
(dollars in thousands)	Amortized		Holding		Holding	Fair
December 25, 2004	Cost		Gains		Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$5,008	$	---	$	---	$5,008
Equity securities	3,091		8,114		1	11,204
	$8,099		$8,114		$1	$16,212

Maturities of marketable securities classified as available-for-sale at December 31, 2005, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$5,014	$5,014
Due within one year through five years	8,339	8,297
Equity securities	2,514	9,899
	$15,867	$23,210

See additional disclosures regarding marketable securities in Notes 1(g) and 12.

Note 3 Inventories
Merchandise inventories, as of December 31, 2005 and December 25, 2004, were valued as follows:

(dollars in thousands)	2005	2004
LIFO	$141,359	$130,077
Average cost	38,023	34,967
	$179,382	$165,044

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the company's circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $43,134,000 and $41,786,000 higher than as reported on the above methods as of December 31, 2005 and December 25, 2004, respectively. During 2005, 2004 and 2003, the company had certain decrements in its LIFO pools, all of which had an insignificant impact on the cost of sales.

Page 19 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 4 Property and Equipment
Property and equipment, as of December 31, 2005 and December 25, 2004, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2005	2004
Land		$68,181	$64,985
Buildings and improvements	10-60	367,549	348,530
Equipment	3-12	555,377	536,670
Leasehold improvements	5-20	110,739	104,615
Total, at cost		1,101,846	1,054,800
Less accumulated depreciation and amortization		655,329	613,726
		$446,517	$441,074

Note 5 Lease Commitments
At December 31, 2005, the company leased approximately 57% of its open store facilities under operating leases that expire at various dates through 2024. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the company may extend the lease terms from 5 to 20 years. Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term. The company does not have any leases that include capital improvement funding or other lease concessions.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2005	2004	2003
Minimum annual rentals	$29,752	$29,233	$28,453
Contingent rentals	303	266	262
Lease or sublease income	(7,820)	(7,780)	(8,053)
	$22,235	$21,719	$20,662

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2005.

(dollars in thousands)	Leases	Subleases
2006	$27,700	$(4,823)
2007	26,331	(4,509)
2008	25,206	(3,424)
2009	23,209	(2,413)
2010	19,335	(1,781)
Thereafter	107,789	(3,313)
	$229,570	$(20,263)

The company has $1,294,000 accrued as of December 31, 2005, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received. The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

Page 20 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans
The company has a contributory retirement savings plan (401(k)) covering substantially all full-time associates, a noncontributory profit-sharing plan covering eligible associates, a noncontributory employee stock bonus plan covering eligible associates and three supplemental retirement plans covering highly compensated employees of the company. An eligible associate as defined in the Weis Markets, Inc. Profit Sharing Plan and the Weis Markets, Inc. Employee Stock Bonus Plan includes certain salaried associates, store management and administrative support personnel. The company's policy is to fund 401(k), profit-sharing and stock bonus costs as accrued, but not supplemental retirement costs. Contributions to the 401(k) plan, the profit-sharing plan and the stock bonus plan are made at the sole discretion of the company.

Retirement plan costs:

(dollars in thousands)	2005	2004	2003
Retirement savings plan	$988	$984	$992
Profit-sharing plan	896	855	852
Employee stock bonus plan	40	40	40
Deferred compensation plan	516	452	443
Supplemental retirement plan	777	572	186
Pharmacist deferred compensation plan	8	---	---
	$3,225	$2,903	$2,513

The company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. The benefits are determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate.

Change in the benefit obligation:

(dollars in thousands)	2005	2004
Benefit obligation at beginning of year	$6,019	$5,798
Interest cost	434	435
Benefit payments	(232)	(231)
Actuarial gain	82	17
	$6,303	$6,019

Weighted-average assumptions used to determine benefit obligations:	2005	2004
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:

(dollars in thousands)	2005	2004	2003
Interest cost	$434	$435	$423
Amount of recognized gain	150	214	263

Estimated future benefit payments:

(dollars in thousands)	Benefits
2006	$232
2007	1,028
2008	1,028
2009	1,028
2010	1,028
2011 - 2015	5,138

Page 21 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans (continued)

The company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates. These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. Participants in these plans are excluded from participation in the Profit Sharing and Employee Stock Bonus plans. The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion. The allocation among the various plan participants is made in relationship to their compensation, years of service and job performance. Plan participants are 100% vested in their accounts after seven years of service with the company. Benefits are distributed among participants upon reaching the applicable retirement age. Substantial risk of benefit forfeiture does exist for participants in these plans. The present value of accumulated benefits amounted to $4,988,000 and $3,668,000 at December 31, 2005 and December 25, 2004, respectively.

The company has no other post-retirement benefit plans.

Note 7 Stock Option Plan
The company has an incentive stock option plan for officers and other key associates under which 188,580 shares of common stock are reserved for issuance at December 31, 2005. Under the terms of the plan, option prices are 100% of the "fair market value" of the shares on the date granted. Options previously granted are immediately exercisable and expire ten years after date of grant.

Changes during the three years ended December 31, 2005, in options outstanding under the plan were as follows:

	Weighted-Average	Shares
	Exercise Price	Under Option
Balance, December 28, 2002	$34.99	111,270
Exercised	$27.99	(3,170)
Balance, December 27, 2003	$35.20	108,100
Exercised	$29.84	(7,650)
Expired	$26.50	(700)
Forfeited	$34.35	(1,500)
Balance, December 25, 2004	$35.69	98,250
Exercised	$33.11	(5,200)
Forfeited	$35.97	(900)
Balance, December 31, 2005	$35.83	92,150

Exercise prices for options outstanding as of December 31, 2005 ranged from $31.50 to $37.94. The weighted-average remaining contractual life of those options is three years. As of December 31, 2005, all options are exercisable.

Page 22 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 8 Long-Term Debt
In October 2002, the company entered into a three-year unsecured Revolving Credit Agreement (the "Credit Agreement") in the amount of $100 million to provide funds for general corporate purposes including working capital and letters of credit. The Credit Agreement required the maintenance of affirmative and negative covenants, which among other things restricted stock purchases, capital expenditures, and asset dispositions. The covenants included the preservation of a minimum consolidated net worth and a fixed charge coverage ratio. Borrowings under the Credit Agreement were to bear interest at a Base-Rate Option or Euro-Rate Option at the discretion of the company. The Base-Rate was the greater of Prime Rate or 0.50% plus the Federal Funds Effective Rate. The Euro-Rate was based upon the London interbank market plus an Applicable Margin. The Applicable Margin equaled 0.625% plus a Usage Fee of 0.125% when borrowings exceeded 33% of the aggregate committed amounts, or 0.25% when borrowings exceeded 67% of the aggregate committed amounts, or 0% in all other cases. The company paid a commitment fee equal to 0.15% per annum on the unused portion of the Credit Agreement. On October 18, 2005, the company allowed the Credit Agreement to expire.

Page 23 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 9 Income Taxes
The provision (benefit) for income taxes consists of:

(dollars in thousands)	2005	2004	2003
Current:
Federal	$34,991	$21,322	$28,387
State	3,739	2,304	1,520
Deferred:
Federal	(2,443)	6,727	3,141
State	(402)	59	580
	$35,885	$30,412	$33,628

The reconciliation of income taxes computed at the federal statutory rate (35% in 2005, 2004 and 2003) to the provision for income taxes is:

(dollars in thousands)	2005	2004	2003
Income taxes at federal statutory rate	$34,757	$30,661	$30,871
State income taxes, net of federal income tax benefit	2,169	1,536	1,366
Resolution and accrual of audit contingencies	(300)	(1,590)	1,625
Other	(741)	(195)	(234)
Provision for income taxes (effective tax rate 36.1%, 34.7% and 38.1%, respectively)	$35,885	$30,412	$33,628

The company accrued for probable liabilities resulting from tax assessments by federal and state tax authorities in 2003. During 2003, the Internal Revenue Service completed its routine audit of the company's federal income tax returns for the years 1997 through 2001. Resolution was completed with respect to the various tax issues in the examination in 2004 and adjustments were made to certain previously filed tax returns.

Cash paid for income taxes was $34,995,000, $29,446,000 and $31,123,000 in 2005, 2004 and 2003, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2005 and December 25, 2004, are:

(dollars in thousands)	2005	2004
Deferred tax assets:
Accounts receivable	$221	$249
Compensated absences	487	521
Employee benefit plans	11,360	8,741
General liability insurance	1,325	1,750
Nondeductible accruals and other	1,899	2,907
Total deferred tax assets	15,292	14,168
Deferred tax liabilities:
Inventories	(7,886)	(7,799)
Unrealized gain on marketable securities	(3,047)	(3,366)
Depreciation	(27,596)	(29,404)
Total deferred tax liabilities	(38,529)	(40,569)
Net deferred tax liability	$(23,237)	$(26,401)
Current deferred asset - net	$4,359	$3,003
Noncurrent deferred liability - net	(27,596)	(29,404)
Net deferred tax liability	$(23,237)	$(26,401)

Page 24 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 10 Comprehensive Income

(dollars in thousands)	2005	2004	2003
Net income	$63,421	$57,191	$54,576
Other comprehensive income by component, net of tax:
Unrealized holding (losses) gains arising during period (Net of deferred taxes of $144, $248 and $201, respectively)	(204)	350	283
Reclassification adjustment for gains included in net income (Net of deferred taxes of $175, $22 and $0, respectively)	(247)	(31)	---
Other comprehensive income, net of tax	(451)	319	283
Comprehensive income	$62,970	$57,510	$54,859

Note 11 Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2005 and 2004 are as follows:

(dollars in thousands,	Thirteen Weeks Ended			Fourteen Weeks Ended
except per share amounts)	Mar. 26, 2005	June 25, 2005	Sep. 24, 2005	Dec. 31, 2005
Net sales	$549,712	$535,734	$535,251	$601,901
Gross profit on sales	145,107	143,331	142,521	155,502
Net income	16,764	14,625	13,667	18,365
Basic and diluted earnings per share	.62	.54	.51	.68
(dollars in thousands,	Thirteen Weeks Ended
except per share amounts)	Mar. 27, 2004	June 26, 2004	Sep. 25, 2004	Dec. 25, 2004
Net sales	$520,669	$521,374	$518,639	$537,030
Gross profit on sales	136,424	136,723	136,697	139,658
Net income	16,235	13,644	12,214	15,098
Basic and diluted earnings per share	.60	.50	.45	.56

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

Page 25 of 32 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Weis Markets, Inc.

Sunbury, Pennsylvania

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years ended December 31, 2005 and December 25, 2004 (53 weeks and 52 weeks, respectively). We have also audited management's assessment, included in the accompanying Form 10-K, that Weis Markets, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weis Markets, Inc.'s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits. The consolidated financial statements of Weis Markets, Inc. for the period ended December 27, 2003, were audited by other auditors whose report, dated January 27, 2004, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

Our audit of internal control included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. as of December 31, 2005 and December 25, 2004, and the consolidated results of its operations and its cash flows for the fiscal years ended December 31, 2005 and December 25, 2004 (53 weeks and 52 weeks, respectively), in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Weis Markets, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Weis Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Philadelphia, Pennsylvania                                                                                                                                        /S/Grant Thornton LLP
February 10, 2006

Page 26 of 32 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Weis Markets, Inc.

We have audited the consolidated balance sheet of Weis Markets, Inc. as of December 27, 2003 (not included herein), and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. Our audit also included the 2003 financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 27, 2003, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2003 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland
January 27, 2004,
except for Note 1(e), as to which the date is
March 4, 2005

Page 27 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

No additional disclosure is required regarding the company's change in independent accountants. Form 8-K filed on September 29, 2004 is incorporated herein by reference.

Item 9a. Controls and Procedures:

Management's Report on Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management concluded that the company's internal control over financial reporting was effective as of December 31, 2005.

Management's assessment of the effectiveness of the company's internal control over financial reporting as of December 31, 2005 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, page 26 of this annual report on Form 10-K.

There were no changes in the company's internal control over financial reporting during the fiscal quarter ended December 31, 2005, that materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9b.     Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

Page 28 of 32 (Form 10-K)

WEIS MARKETS, INC.

PART III

Item 10.     Directors and Executive Officers of the Registrant:

"Election of Directors" on pages 4 and 5 and "Audit Committee Financial Expert" on page 7 of the Weis Markets, Inc. definitive proxy statement dated March 3, 2006 is incorporated herein by reference.

Officers not listed on pages 4 and 5 in the Weis Markets, Inc. definitive proxy statement dated March 3, 2006:

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

Item 11.      Executive Compensation:

"Committees of the Board and Meeting Attendance," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation Table," "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values," and "Board Compensation Committee Report on Executive Compensation," on pages 6 through 9 of the Weis Markets, Inc. definitive proxy statement dated March 3, 2006 are incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

"Outstanding Voting Securities and Voting Rights" on pages 3 and 4 of the Weis Markets, Inc. definitive proxy statement dated March 3, 2006 is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions:

Other Arrangements: Central Properties, Inc., a Pennsylvania corporation ("Central Properties"), owns the land under a company store and an adjacent parking lot in Lebanon, Pennsylvania. Central Properties leased these properties to the company for $82,080 in fiscal 2005. The stockholders of Central Properties include Michael M. Apfelbaum and certain of his family members, Jonathan H. Weis and Robert F. Weis, each of whom is a director of the company.

Item 14.      Principal Accountant Fees and Services:

"Ratification Of Appointment Of Independent Registered Public Accounting Firm" on pages 10 and 11 of the Weis Markets, Inc. definitive proxy statement dated March 3, 2006 is incorporated herein by reference.

Page 29 of 32 (Form 10-K)

WEIS MARKETS, INC.

PART IV

Item 15.     Exhibits, Financial Statement Schedules:

(a)(1)  The company's 2005 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firms are included in Item 8 of Part II.

(a)(2)  Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:
                Schedule II - Valuation and Qualifying Accounts, page 31 of this annual report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-A	Profit Sharing Plan, filed as exhibit under Part IV, Item 15(c) in the annual report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10-B	Stock Bonus Plan, filed as exhibit under Part IV, Item 15(c) in the annual report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10-C	Company Appreciation Plan, filed as exhibit under Part IV, Item 14(c) in annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-D	Stock Option Plan, filed on Form S-8 on September 13, 2002 and incorporated herein by reference.
10-E	Supplemental Employee Retirement Plan, filed as exhibit under Part IV, Item 14(c) in annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-F	Executive Employment Contract - CEO, filed as exhibit under Part IV, Item 14(c) in annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-G	Executive Employment Contract - CFO, filed as exhibit under Part IV, Item 15(c) in the annual report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
21	Subsidiaries of the Registrant, filed with this annual report on Form 10-K
23.1	Consent of Grant Thornton LLP, filed with this annual report on Form 10-K
23.2	Consent of Ernst & Young LLP, filed with this annual report on Form 10-K
31.1	Rule 13a-14(a) Certification - CEO, filed with this annual report on Form 10-K
31.2	Rule 13a-14(a) Certification - CFO, filed with this annual report on Form 10-K
32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this annual report on Form 10-K

The company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the company's principal executive offices.

(b) The company files as exhibits to this annual report on Form 10-K, those exhibits listed in Item 15(a)(3) above.

Page 30 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 15(c)(3). Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
WEIS MARKETS, INC.
(dollars in thousands)
COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance at
	Beginning	Costs and		Accounts	Deductions	End of
Description	of Period	Expenses		Describe	Describe (1)	Period
Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,693	$496	$	---	$960	$1,229

Year ended December 25, 2004:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,498	$1,576	$	---	$1,381	$1,693

Year ended December 27, 2003:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,878	$2,164	$	---	$2,544	$1,498

(1) Deductions are uncollectible accounts written off, net of recoveries.

Page 31 of 32 (Form 10-K)

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/03/2006	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/03/2006	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/03/2006	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 03/03/2006	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer
and Director

Date 03/03/2006	/S/William R. Mills
William R. Mills
Senior Vice President and Treasurer /
Chief Financial Officer / Chief Accounting Officer
and Director

Date 03/03/2006	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 03/03/2006	/S/Michael M. Apfelbaum
Michael M. Apfelbaum
Director

Date 03/03/2006	/S/Steven C. Smith
Steven C. Smith
Director

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

EXHIBIT 23.1

WEIS MARKETS, INC.

Consent of Independent Registered Public Accounting Firm

      We have issued our report dated February 10, 2006, accompanying the consolidated financial statements and schedules and management's assessment of the effectiveness of internal control over financial reporting included in the Annual Report of Weis Markets, Inc. on Form 10-K for the year ended December 31, 2005. We hereby consent to the incorporation by reference of said report in the Registration Statement of Weis Markets, Inc. on Form S-8 (File No. 333-99535, effective September 13, 2002).

Philadelphia, Pennsylvania                                                                                                      /S/Grant Thornton LLP
February 10, 2006

EXHIBIT 23.2

WEIS MARKETS, INC.

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-99535) pertaining to the 1985 and 1995 Stock Option Plans of Weis Markets, Inc. of our report dated January 27, 2004, except for Note 1(e), as to which the date is March 4, 2005, with respect to the consolidated financial statements and schedule of Weis Markets, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 2005.

Baltimore, Maryland                                                                                                 /s/ Ernst & Young LLP
February 10, 2006

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

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
	a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of financial statements for external purposes in accordance with generally accepted accounting principles;
	c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	d)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: March 3, 2006                                                                                                     /S/ Norman S. Rich
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

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
	a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
	b)	designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of financial statements for external purposes in accordance with generally accepted accounting principles;
	c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
	d)	disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

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

Date: March 3, 2006                                                                                                     /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Weis Markets, Inc. (the "company") on Form 10-K for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
03/03/2006

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
03/03/2006

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.