Form 10-Q
period 2006-04-01
WEIS MARKETS INC
filed 2006-05-11
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   [   ]                                Accelerated filer   [X]                                Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No   [X]

As of May 10, 2006, there were issued and outstanding 27,020,987 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	April 1, 2006	December 31, 2005
	(unaudited)
Assets
Current:
Cash and cash equivalents	$84,002	$69,300
Marketable securities	23,038	23,210
Accounts receivable, net	36,760	38,376
Inventories	178,175	179,382
Prepaid expenses	4,001	6,076
Deferred income taxes	3,497	4,359
Total current assets	329,473	320,703
Property and equipment, net	456,284	446,517
Goodwill	15,731	15,731
Intangible and other assets, net	5,369	5,536
	$806,857	$788,487
Liabilities
Current:
Accounts payable	$104,576	$100,895
Accrued expenses	21,243	20,079
Accrued self-insurance	21,811	21,553
Payable to employee benefit plans	12,892	12,487
Income taxes payable	8,691	2,020
Total current liabilities	169,213	157,034
Deferred income taxes	26,374	27,596

Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,007,496 and 33,002,357 shares issued, respectively	8,546	8,371
Retained earnings	742,966	735,865
Accumulated other comprehensive income
(Net of deferred taxes of $3,259 in 2006 and $3,047 in 2005)	4,595	4,296
	756,107	748,532
Treasury stock at cost, 5,986,131 and 5,982,461 shares, respectively	(144,837)	(144,675)
Total shareholders' equity	611,270	603,857
	$806,857	$788,487
See accompanying notes to consolidated financial statements.

Page 1 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	Thirteen Weeks Ended
	April 1, 2006	March 26, 2005
Net sales	$547,786	$549,712
Cost of sales, including warehousing and distribution expenses	400,187	404,605
Gross profit on sales	147,599	145,107
Operating, general and administrative expenses	129,688	121,905
Income from operations	17,911	23,202
Investment income	1,309	463
Other income, net	4,120	3,214
Income before provision for income taxes	23,340	26,879
Provision for income taxes	8,403	10,115
Net income	$14,937	$16,764
Weighted-average shares outstanding, basic	27,020,471	27,032,926
Weighted-average shares outstanding, diluted	27,035,079	27,038,168
Cash dividends per share	$0.29	$0.28
Basic and diluted earnings per share	$0.55	$0.62

See accompanying notes to consolidated financial statements.
Page 2 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	Thirteen Weeks Ended
	April 1, 2006	March 26, 2005
Cash flows from operating activities:
Net income	$14,937	$16,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,435	10,569
Amortization	1,463	1,780
Loss on disposition of fixed assets	107	290
Gain on sale of marketable securities	(431)	---
Changes in operating assets and liabilities:
Inventories	1,207	1,349
Accounts receivable and prepaid expenses	3,691	(2,476)
Income taxes recoverable	---	1,729
Accounts payable and other liabilities	5,508	8,967
Income taxes payable	6,671	10,311
Deferred income taxes	(572)	(2,516)
Other	104	4
Net cash provided by operating activities	43,120	46,771

Cash flows from investing activities:
Purchase of property and equipment	(21,634)	(8,417)
Proceeds from the sale of property and equipment	29	248
Proceeds from sale of marketable securities	1,010	---
Net cash used in investing activities	(20,595)	(8,169)

Cash flows from financing activities:
Proceeds from issuance of common stock	175	7
Dividends paid	(7,836)	(7,569)
Purchase of treasury stock	(162)	---
Net cash used in financing activities	(7,823)	(7,562)

Net increase in cash and cash equivalents	14,702	31,040
Cash and cash equivalents at beginning of period	69,300	58,234
Cash and cash equivalents at end of period	$84,002	$89,274

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

In October 2005, the FASB issued FASB Staff Position ("FSP") FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP FAS 13-1"). FSP FAS 13-1 requires rental costs associated with operating leases incurred during a construction period to be recognized as rental expense effective for the first reporting period after December 15, 2005. In addition, FSP FAS 13-1 requires lessees to cease capitalizing rental costs for operating lease agreements entered into prior to the effective date. Early adoption is permitted. Retrospective application of the FSP is permitted but not required. Management has changed its accounting policy to recognize rental expense during construction as of the beginning of this period. The company did not previously capitalize rental costs for operating lease agreements. The adoption of FSP FAS 13-1 did not have a material effect on the company's consolidated financial statements.

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended April 1, 2006 and March 26, 2005 are as follows:

	Thirteen Weeks Ended
(dollars in thousands)	2006	2005
Net income	$14,937	$16,764
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $391 and $403 respectively)	551	(569)
Reclassification adjustment for gains included in net income (Net of taxes of $179 and $0, respectively)	(252)	---
Comprehensive income, net of tax	$15,236	$16,195

Page 4 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Founded in 1912, Weis Markets, Inc. currently ranks among the top 50 food and drug retailers in the United States in terms of revenues generated. At the end of the first quarter of 2006, the company was operating 158 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. Company revenues, income and cash flows are generated in the retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel, general merchandise, health and beauty care and household products. The company supports its retail operations through a centrally located distribution facility, transportation fleet, four manufacturing facilities and its administrative offices. The company also operates 31 SuperPetz pet supply stores.

The following analysis should be read in conjunction with the Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, the 2005 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

OPERATING RESULTS

Total sales for the first quarter ended April 1, 2006 decreased .4% to $547.8 million compared to sales of $549.7 million in the same quarter of 2005. One year ago, the company's first quarter revenues included sales from the Easter holiday period, which falls in the second quarter this year. Management estimates the holiday sales impact was approximately $5 million, which if considered, sales would have increased .6% between the 2006 and 2005 periods.

The company's sales were also adversely affected by a very mild winter, particularly in Pennsylvania, where it operates 129 retail food stores. Comparable store sales in the first quarter decreased .9% compared to a 5.3% increase in 2005. Including the adjustment for Easter holiday sales, the comparable store sales would have been virtually unchanged.

Although the company experienced some product cost inflation, management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

Cost of sales consists of direct product costs (net of earned discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. In the past several years, many vendors have converted promotional incentives to reimbursements based upon sales movement data recorded at the point of sale rather than for cases purchased. Management expects this to be a continuing trend that will have no impact on the company's overall gross profit results.

Gross profit of $147.6 million at 26.9% of sales, increased $2.5 million or 1.7% versus the same quarter last year and the gross profit rate increased 0.5%. An improvement of $2.4 million in store inventory losses ("shrink") in the first quarter of 2006 compared to the same period in 2005 accounts for 0.4% of the 0.5% increase in gross profit rate for the quarter.

The company continues to implement operational initiatives to reduce shrink in its retail facilities and began installation of a new exception reporting and performance management application in the first quarter of 2006 to further improve its gross profit results.

The company continues to self distribute from its 1.1 million square foot distribution center located in Milton, Pennsylvania. As a result of a large capital investment into the distribution facility in 2004 and 2005, the company substantially improved safety conditions, order selection accuracy and associate productivity. In turn, these same improvements also contributed to higher gross profits at store level because of improved in-stock positions. The company continues to research new technology initiatives for its distribution center to further improve expense controls.

Diesel fuel costs increased 26.8% in the quarter compared to the same period in 2005. At this time, management is unaware of any other events or trends that may cause a material change to the overall financial operation due to shifts in product cost.

Page 5 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

The first quarter operating, general and administrative expenses of $129.7 million at 23.7% of sales, increased $7.8 million or 6.4% compared to the same quarter in 2005. As a percentage of sales, operating expenses were 1.5% higher than the first quarter last year. The company experienced significant increases in labor costs, energy costs and credit/debit card interchange fees. Labor costs increased 4.4%, while the cost for utilities increased 9.3%.

Interchange fees for accepting credit/debit cards increased 18.1% in the quarter compared to the same period in 2005. The company is extremely concerned about the continuing rise in interchange fees for accepting credit/debit card transactions. This one line item expense increased 700.2% from 1995 to 2005 while customer utilization increased 560.6%. Since transaction volume is up and fraud is down, it is only logical that transaction costs should decrease. Consequently, the company is working with a wide variety of corporations and associations to reduce interchange rates, including legislation and regulation initiatives.

In the first quarter, the company's investment income totaled $1.3 million at 0.2% of sales, an increase of $846,000 or 182.7% compared to the same period a year ago. The company realized a long-term gain of $431,000 on the sale of equities from its investment portfolio during the first quarter of 2006. The remaining increase is the result of rising federal interest rates and the fact that the majority of the company's portfolio is in money market funds. The money market funds are classified on the Consolidated Balance Sheets as "Cash and Cash Equivalents."

The company's other income is primarily generated from net rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the disposition of fixed assets and interest expense. Other income of $4.1 million at 0.8% of sales increased $906,000 or 28.2% compared to the same quarter last year.

The effective tax rate for the first quarter of 2006 and 2005 was 36.0% and 37.6%, respectively. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes.

For the three-month period ending April 1, 2006, net income of $14.9 million decreased 10.9% compared to the same period last year. Basic and diluted earnings per share of $.55 for the quarter decreased $.07 or 11.3% compared to 2005.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2006, the company generated $43.1 million in cash flows from operating activities compared to $46.8 million for the same period in 2005. Working capital decreased $3.4 million or 2.1% since the beginning of the year. Net cash provided by operating activities decreased $3.7 million compared to the same quarter last year. First quarter 2006 cash flows from operating activities benefited from a $2.3 million reimbursement for prepaid associate medical benefits because of contract changes.

Net cash used in investing activities in the first quarter of 2006 amounted to $20.6 million compared to the $8.2 million used in 2005. Capital expenditures for the quarter totaled $21.6 million compared to $8.4 million in 2005. The company estimated that its capital expenditure plans would require an investment of $90.6 million in 2006. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

Net cash used in financing activities during the first quarter of 2006 was $7.8 million compared to $7.6 million in 2005. In 2006, treasury stock purchases amounted to $162,000 in the quarter compared to no purchases in the first quarter last year. The Board of Directors' 2004 resolution authorizing the purchase of one million shares of treasury stock has a remaining balance of 888,374 shares.

Page 6 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Cash dividends of $7.8 million were paid to shareholders in the first quarter of 2006 versus $7.6 million a year ago. At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on May 12, 2006 to shareholders of record on April 28, 2006.

The company has no other commitment of capital resources as of April 1, 2006, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2026. The company anticipates funding its working capital requirements and its $90.6 million capital expansion program through internally generated cash flows from operations.

Critical Accounting Policies

The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2005 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Policies since the company filed its Annual Report on Form 10-K for the year ended December 31, 2005.

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

Page 7 of 10 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the three months ended April 1, 2006. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 31, 2005 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in Item 7a of the company's annual report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 31, 2005 and is incorporated herein by reference.

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

Page 8 of 10 (Form 10-Q)

WEIS MARKETS, INC.
PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Shareholders of Weis Markets, Inc., was held on Tuesday, April 4, 2006, at 10:00 a.m., Eastern Daylight Time, at the principal office of the Company, 1000 South Second Street, Sunbury, PA 17801.

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

  2. To approve the appointment of the independent registered public accounting firm for the current fiscal year.

  3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting, submitted to the Secretary by the Judge of Elections, disclosed the following tabulation of votes:

Proposal #1	For	Withhold
Robert F. Weis	23,684,379	2,420,844
Jonathan H. Weis	23,150,196	2,955,028
Norman S. Rich	24,204,813	1,900,410
William R. Mills	23,563,719	2,541,504
Michael M. Apfelbaum	25,432,582	672,642
Richard E. Shulman	25,664,220	441,003
Steven C. Smith	25,734,516	370,707

Proposal #2	For	Against	Abstain
Proposal to approve the appointment of Grant Thornton LLP, as the independent registered public accounting firm of the Corporation.	26,066,382	9,916	28,923

Page 9 of 10 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 6. EXHIBITS

Exhibits
        Exhibit 31.1 Rule 13a-14(a) Certification - CEO
        Exhibit 31.2 Rule 13a-14(a) Certification - CFO
        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 5/11/2006	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 5/11/2006	/S/William R. Mills
William R. Mills
Senior Vice President and Treasurer /
Chief Financial Officer / Chief Accounting Officer

Page 10 of 10 (Form 10-Q)

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

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
	a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b)	designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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

Date: May 11, 2006                                                                                                     /S/ Norman S. Rich
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

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
	a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
	b)	designed such internal controls over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the reparation of financial statements for external purposes in accordance with generally accepted accounting principles;
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

Date: May 11, 2006                                                                                                        /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending April 1, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
5/11/2006

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
5/11/2006

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