Form 10-Q
period 2006-07-01
WEIS MARKETS INC
filed 2006-08-10
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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

As of August 10, 2006, there were issued and outstanding 27,022,259 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	July 1, 2006	December 31, 2005
	(unaudited)
Assets
Current:
Cash and cash equivalents	$62,908	$69,300
Marketable securities	23,399	23,210
Accounts receivable, net	38,921	38,376
Inventories	175,762	179,382
Prepaid expenses	4,368	6,076
Deferred income taxes	4,043	4,359
Total current assets	309,401	320,703
Property and equipment, net	472,162	446,517
Goodwill	15,731	15,731
Intangible and other assets, net	5,201	5,536
	$802,495	$788,487
Liabilities
Current:
Accounts payable	$98,672	$100,895
Accrued expenses	23,635	20,079
Accrued self-insurance	22,563	21,553
Payable to employee benefit plans	12,702	12,487
Income taxes payable	648	2,020
Total current liabilities	158,220	157,034
Deferred income taxes	25,191	27,596

Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,007,746 and 33,002,357 shares issued, respectively	8,554	8,371
Retained earnings	750,620	735,865
Accumulated other comprehensive income
(Net of deferred taxes of $3,381 in 2006 and $3,047 in 2005)	4,768	4,296
	763,942	748,532
Treasury stock at cost, 5,986,609 and 5,982,461 shares,
respectively	(144,858)	(144,675)
Total shareholders' equity	619,084	603,857
	$802,495	$788,487
See accompanying notes to consolidated financial statements.

Page 1 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		26 Weeks Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net sales	$561,944	$535,734	$1,109,729	$1,085,446
Cost of sales, including warehousing and distribution expenses	410,892	392,403	811,078	797,008
Gross profit on sales	151,052	143,331	298,651	288,438
Operating, general and administrative expenses	132,133	125,163	261,821	247,068
Income from operations	18,919	18,168	36,830	41,370
Investment income	1,145	821	2,454	1,284
Other income, net	3,998	4,153	8,117	7,368
Income before provision for income taxes	24,062	23,142	47,401	50,022
Provision for income taxes	8,571	8,517	16,974	18,632
Net income	$15,491	$14,625	$30,427	$31,390
Weighted-average shares outstanding, basic	27,020,978	27,033,206	27,020,725	27,033,066
Weighted-average shares outstanding, diluted	27,032,278	27,038,326	27,033,668	27,038,194
Cash dividends per share	$0.29	$0.28	$0.58	$0.56
Basic and diluted earnings per share	$0.57	$0.54	$1.13	$1.16

See accompanying notes to consolidated financial statements.
Page 2 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	26 Weeks Ended
	July 1, 2006	June 25, 2005
Cash flows from operating activities:
Net income	$30,427	$31,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,428	21,384
Amortization	2,962	3,250
Loss on disposition of fixed assets	114	527
Gain on sale of marketable securities	(431)	---
Changes in operating assets and liabilities:
Inventories	3,620	(4,278)
Accounts receivable and prepaid expenses	1,163	224
Income taxes recoverable	---	(1,227)
Accounts payable and other liabilities	2,558	6,617
Income taxes payable	(1,372)	---
Deferred income taxes	(2,423)	(1,252)
Other	38	(33)
Net cash provided by operating activities	58,084	56,602

Cash flows from investing activities:
Purchase of property and equipment	(49,920)	(20,801)
Proceeds from the sale of property and equipment	106	259
Purchase of marketable securities	(11,998)	(3,478)
Proceeds from maturities of marketable securities	11,998	---
Proceeds from sale of marketable securities	1,010	---
Net cash used in investing activities	(48,804)	(24,020)

Cash flows from financing activities:
Proceeds from issuance of common stock	183	33
Dividends paid	(15,672)	(15,138)
Purchase of treasury stock	(183)	(21)
Net cash used in financing activities	(15,672)	(15,126)

Net (decrease) increase in cash and cash equivalents	(6,392)	17,456
Cash and cash equivalents at beginning of year	69,300	58,234
Cash and cash equivalents at end of period	$62,908	$75,690

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

In October 2005, the FASB issued FASB Staff Position ("FSP") FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP FAS 13-1"). FSP FAS 13-1 requires rental costs associated with operating leases incurred during a construction period to be recognized as rental expense effective for the first reporting period after December 15, 2005. In addition, FSP FAS 13-1 requires lessees to cease capitalizing rental costs for operating lease agreements entered into prior to the effective date. Early adoption is permitted. Retrospective application of the FSP is permitted but not required. Management has changed its accounting policy to recognize rental expense during construction as of the beginning of this fiscal year. The company did not previously capitalize rental costs for operating lease agreements. The adoption of FSP FAS 13-1 did not have a material effect on the company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for the income tax effects of uncertain tax positions in financial statements. FIN 48 prescribes that the income tax effects should be recognized if it is determined it is more likely than not that the tax position will be sustained on examination by taxing authorities. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date for this interpretation is for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. Management is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

(2) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended July 1, 2006 and June 25, 2005 are as follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
Net income	$15,491	$14,625	$30,427	$31,390
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $123 and $311 respectively for the 13 Weeks Ended and $513 and $92 respectively for the 26 Weeks Ended)	173	439	724	(131)
Reclassification adjustment for gains included in net income (Net of taxes of $179 and $0, respectively for the 26 Weeks Ended)	---	---	(252)	---
Comprehensive income, net of tax	$15,664	$15,064	$30,899	$31,259

(3) Subsequent Event
On July 18, 2006, a landlord of an open store facility was notified of a July 13, 2006 decision that the Company intended not to exercise a successive renewal lease option beginning in October 2006. In 1999, the Company had constructed a major portion of the property, which was recorded as leasehold improvements, in exchange for a discount in the lease rate. Until the decision not to renew, the fair market value of the lease exceeded the carrying value of the leasehold improvement. In accordance with SFAS No. 144, the company will record a pre-tax charge for the impairment of long-lived assets of approximately $1.2 million in the third quarter of 2006. These charges will be included as a component of other income and eliminate the carrying value of the store.

Page 4 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Founded in 1912, Weis Markets, Inc. currently ranks among the top 50 food and drug retailers in the United States in terms of revenues generated. At the end of the second quarter of 2006, the company was operating 158 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. Company revenues, income and cash flows are generated in the retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel, general merchandise, health and beauty care and household products. The company supports its retail operations through a centrally located distribution facility, transportation fleet, four manufacturing facilities and its administrative offices. The company also operates 31 SuperPetz pet supply stores.

The following analysis should be read in conjunction with the Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, the 2005 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

OPERATING RESULTS
Total sales for the second quarter ended July 1, 2006 increased 4.9% to $561.9 million compared to sales of $535.7 million in the same quarter of 2005. The company's second quarter revenues included sales from the Easter holiday period, which fell in the first quarter a year ago. Management estimates the holiday sales impact was approximately $5 million, which if considered, sales would have increased 4.0% between the 2006 and 2005 periods. Comparable store sales in the second quarter increased 3.8% compared to a 2.5% increase in 2005. Comparable store sales adjusted for the Easter holiday period would have resulted in a 2.9% increase for the second quarter 2006.

Sales for the first half of this year increased 2.2% to $1.11 billion compared to $1.09 billion in 2005. Through the first half of the year, the company experienced a 1.4% increase in comparable store sales compared to a 4.2% increase for the same period a year ago. The company's sales were adversely affected by a very mild winter, particularly in Pennsylvania, where it operates 129 retail food stores.

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

Gross profit of $151.1 million at 26.9% of sales, increased $7.7 million or 5.4% versus the same quarter last year and the gross profit rate increased 0.1%. The year-to-date gross profit at 26.9% of sales increased $10.2 million or 3.5%, while the gross profit rate increased 0.3%. An improvement of $3.0 million in store inventory losses ("shrink") in the first half of 2006 compared to the same period in 2005 accounts for all of the increase in the year-to-date gross profit rate.

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

Page 5 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

Diesel fuel costs increased 24.1% in the quarter and 26.0% year-to-date compared to the same periods in 2005. At this time, management is unaware of any other events or trends that may cause a material change to the overall financial operation due to shifts in product cost.

The second quarter operating, general and administrative expenses of $132.1 million at 23.5% of sales, increased $7.0 million or 5.6% compared to the same quarter in 2005. As a percentage of sales, operating expenses were .1% higher than the second quarter last year. The company experienced a 6.5% increase in labor expenses for the quarter that was partially offset by a 22.0% reduction in associate medical benefit costs. Year-to-date, operating, general and administrative expenses increased $14.8 million compared to the first half of last year, these expenses increased to 23.6% of sales from 22.8% in 2005. Year-to-date, the company experienced significant increases in labor costs, energy costs and credit/debit card interchange fees. Labor costs increased 5.9%, while the cost for utilities increased 9.3%.

Interchange fees for accepting credit/debit cards increased 8.3% in the quarter compared to the same period in 2005. The company is extremely concerned about the continuing rise in interchange fees for accepting credit/debit card transactions. This one line item expense increased 700.2% from 1995 to 2005 while customer utilization increased 560.6%. Since transaction volume is up and fraud is down, it is only logical that transaction costs should decrease. Consequently, the company is working with a wide variety of corporations and associations to reduce interchange rates, including legislation and regulation initiatives.

In the second quarter, the company's investment income totaled $1.1 million at 0.2% of sales, an increase of $324,000 or 39.5% compared to the same period a year ago. Year-to-date, the company's investment income increased $1.2 million or 91.1% to $2.5 million. The company realized a long-term gain of $431,000 on the sale of equities from its investment portfolio during the first quarter of 2006. The remaining increase is the result of rising federal interest rates and the fact that the majority of the company's portfolio is in money market funds. The money market funds are classified on the Consolidated Balance Sheets as "Cash and Cash Equivalents."

The company's other income is primarily generated from net rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the disposition of fixed assets and interest expense. Other income of $4.0 million at 0.7% of sales decreased $155,000 or 3.7% compared to the same quarter last year. Year-to-date other income of $8.1 million at 0.7% of sales increased $749,000 or 10.2% versus a year ago.

The effective tax rate for the second quarter of 2006 and 2005 was 35.6% and 36.8%, respectively. Year-to-date, the effective tax rate was 35.8% for 2006 compared to 37.2% for the first half of last year. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes.

For the three-month period ending July 1, 2006, net income of $15.5 million increased 5.9% compared to the same period last year. Basic and diluted earnings per share of $.57 for the quarter increased $.03 or 5.6% compared to 2005. Year-to-date earnings decreased 3.1% from $31.4 million to $30.4 million. Basic and diluted earnings per share in the first half of 2006 decreased 2.6% to $1.13 compared to $1.16 generated in the first half of last year.

LIQUIDITY AND CAPITAL RESOURCES

During the first twenty-six weeks of 2006, the company generated $58.1 million in cash flows from operating activities compared to $56.6 million for the same period in 2005. Working capital decreased $12.5 million or 7.6% since the beginning of the year. Net cash provided by operating activities increased $1.5 million compared to the same period last year. First half 2006 cash flows from operating activities benefited from a $2.3 million reimbursement for prepaid associate medical benefits because of contract changes.

Page 6 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash used in investing activities in the first half of 2006 amounted to $48.8 million compared to the $24.0 million used in 2005. Capital expenditures for the first half of the year totaled $49.9 million compared to $20.8 million in 2005. The company estimated that its capital expenditure plans would require an investment of $90.6 million in 2006. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

Net cash used in financing activities during the first twenty-six weeks of 2006 was $15.7 million compared to $15.1 million in 2005. In 2006, treasury stock purchases amounted to $183,000 in the period compared to $21,000 in the first half last year. The Board of Directors' 2004 resolution authorizing the purchase of one million shares of treasury stock has a remaining balance of 887,896 shares.

Cash dividends of $15.7 million were paid to shareholders in the first half of 2006 versus $15.1 million a year ago. At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on August 18, 2006 to shareholders of record on August 4, 2006.

The company has no other commitment of capital resources as of July 1, 2006, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2026. The company anticipates funding its working capital requirements and its $90.6 million capital expansion program through internally generated cash flows from operations.

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

Page 7 of 9 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the six months ended July 1, 2006. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 31, 2005 and is incorporated herein by reference.

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

WEIS MARKETS, INC.
(Registrant)

Date 8/10/2006	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 8/10/2006	/S/William R. Mills
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

Date: August 10, 2006                                                                                                     /S/ Norman S. Rich
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

Date: August 10, 2006                                                                                                        /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending July 1, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
8/10/2006

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
8/10/2006

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