Form 10-Q
period 2006-09-30
WEIS MARKETS INC
filed 2006-11-09
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

As of November 7, 2006, there were issued and outstanding 27,018,259 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current:
Cash and cash equivalents	$52,131	$69,300
Marketable securities	45,876	23,210
Accounts receivable, net	35,719	38,376
Inventories	174,797	179,382
Prepaid expenses	4,331	6,076
Deferred income taxes	3,416	4,359
Total current assets	316,270	320,703
Property and equipment, net	477,924	446,517
Goodwill	15,722	15,731
Intangible and other assets, net	4,968	5,536
	$814,884	$788,487
Liabilities
Current:
Accounts payable	$108,680	$100,895
Accrued expenses	22,403	20,079
Accrued self-insurance	22,635	21,553
Payable to employee benefit plans	13,306	12,487
Income taxes payable	373	2,020
Total current liabilities	167,397	157,034
Deferred income taxes	23,891	27,596

Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,008,946 and 33,002,357 shares issued, respectively	8,592	8,371
Retained earnings	754,349	735,865
Accumulated other comprehensive income
(Net of deferred taxes of $3,954 in 2006 and $3,047 in 2005)	5,575	4,296
	768,516	748,532
Treasury stock at cost, 5,988,187 and 5,982,461 shares,
respectively	(144,920)	(144,675)
Total shareholders' equity	623,596	603,857
	$814,884	$788,487
See accompanying notes to consolidated financial statements.

Page 1 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		39 Weeks Ended
	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Net sales	$557,177	$535,251	$1,666,907	$1,620,697
Cost of sales, including warehousing and distribution expenses	409,371	392,730	1,220,451	1,189,738
Gross profit on sales	147,806	142,521	446,456	430,959
Operating, general and administrative expenses	135,885	125,989	397,706	373,057
Income from operations	11,921	16,532	48,750	57,902
Investment income	1,105	1,187	3,559	2,471
Other income, net	4,216	3,826	12,333	11,194
Income before provision for income taxes	17,242	21,545	64,642	71,567
Provision for income taxes	5,677	7,878	22,650	26,510
Net income	$11,565	$13,667	$41,992	$45,057
Weighted-average shares outstanding, basic	27,021,128	27,022,004	27,020,859	27,029,379
Weighted-average shares outstanding, diluted	27,028,554	27,030,466	27,031,707	27,035,421
Cash dividends per share	$0.29	$0.28	$0.87	$.84
Basic and diluted earnings per share	$0.43	$0.51	$1.55	$1.67

See accompanying notes to consolidated financial statements.
Page 2 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	39 Weeks Ended
	September 30, 2006	September 24, 2005
Cash flows from operating activities:
Net income	$41,992	$45,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,868	32,457
Amortization	4,492	4,759
Loss on disposition of fixed assets	1,113	526
Gain on sale of marketable securities	(431)	(422)
Changes in operating assets and liabilities:
Inventories	4,585	(898)
Accounts receivable and prepaid expenses	4,402	78
Income taxes recoverable	---	1,729
Accounts payable and other liabilities	12,010	12,852
Income taxes payable	(1,647)	1,599
Deferred income taxes	(3,669)	(2,220)
Other	(36)	(15)
Net cash provided by operating activities	95,679	95,502

Cash flows from investing activities:
Purchase of property and equipment	(71,399)	(38,870)
Proceeds from the sale of property and equipment	2,096	276
Purchase of marketable securities	(33,021)	(3,479)
Proceeds from maturities of marketable securities	11,998	---
Proceeds from sale of marketable securities	1,010	1,000
Net cash used in investing activities	(89,316)	(41,073)

Cash flows from financing activities:
Proceeds from issuance of common stock	221	48
Dividends paid	(23,508)	(22,705)
Purchase of treasury stock	(245)	(608)
Net cash used in financing activities	(23,532)	(23,265)

Net (decrease) increase in cash and cash equivalents	(17,169)	31,164
Cash and cash equivalents at beginning of year	69,300	58,234
Cash and cash equivalents at end of period	$52,131	$89,398

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

(2) Current Relevant Accounting Standards
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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners' Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. The standard is effective for fiscal years ending after December 15, 2006. As of September 30, 2006, management believes the adoption of SFAS 158 will not have a material effect on the company's consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

Page 4 of 10 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(continued)

(2) Current Relevant Accounting Standards (continued)
SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We will initially apply SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 30, 2006. As of September 30, 2006, management believes the adoption of SAB 108 will not have a material effect on the company's consolidated financial statements.

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended September 30, 2006 and September 24, 2005 are as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Sept. 30, 2006	Sept. 24, 2005	Sept. 30, 2006	Sept. 24, 2005
Net income	$11,565	$13,667	$41,992	$45,057
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $572 and $56 respectively for the 13 Weeks Ended and $1,086 and $(36) respectively for the 39 Weeks Ended)	807	79	1,531	(51)
Reclassification adjustment for gains included in net income (Net of taxes of $0 and $(175) respectively for the 13 Weeks Ended and $(179) and $(175) respectively for the 39 Weeks Ended)	---	(247)	(252)	(247)
Comprehensive income, net of tax	$12,372	$13,499	$43,271	$44,759

(4) Impairment Charges
In accordance with SFAS No. 144, the company recorded a pre-tax charge for the impairment of long-lived assets of $1.7 million in the third quarter of 2006. On July 18, 2006, a landlord of an open store facility was notified of a July 13, 2006 decision that the Company intended not to exercise a successive renewal lease option beginning in October 2006. In 1999, the Company had constructed a major portion of the property, which was recorded as leasehold improvements, in exchange for a discount in the lease rate. Until the decision not to renew, the fair market value of the lease exceeded the carrying value of the $1.2 million leasehold improvement. Additionally, the Company notified the landlord of another open store facility that it intended not to exercise a successive renewal lease option, which resulted in the impairment of a $450,000 leasehold improvement. These charges were included as a component of operating, general and administrative expenses and eliminate the carrying value of the store.

Page 5 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Founded in 1912, Weis Markets, Inc. currently ranks among the top 50 food and drug retailers in the United States in terms of revenues generated. At the end of the third quarter 2006, the company operated 156 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. Company revenues, income and cash flows are generated in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel, general merchandise, health and beauty care and household products. The company supports its retail operations through a centrally located distribution facility, transportation fleet, four manufacturing facilities and its administrative offices. The company also operates 31 SuperPetz pet supply stores.

The following analysis should be read in conjunction with the Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, the 2005 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

OPERATING RESULTS
Total sales for the third quarter ended September 30, 2006 increased 4.1% to $557.2 million compared to sales of $535.3 million in the same quarter of 2005. Comparable store sales in the third quarter increased 3.2% compared to a 3.3% increase in 2005. Sales for the first three quarters of this year increased 2.9% to $1.7 billion compared to $1.6 billion in 2005. Through the first three quarters of 2006, the company generated a 2.0% increase in comparable store sales compared to a 3.7% increase for the same period a year ago. In the first quarter of this year, the company's sales were adversely affected by a very mild winter, particularly in Pennsylvania, where it operates the majority of its retail food stores.

Although the company experienced some product cost inflation, management does not believe it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

The cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. In recent years, many vendors have converted promotional incentives to reimbursements based upon sales movement data recorded at the point of sale rather than for cases purchased. Management expects this trend to have no discernible impact on the company's overall gross profit results.

In the third quarter, the company's gross profit increased $5.3 million or 3.7% to $147.8 million at 26.5% of sales compared to the same period a year ago, while the gross profit rate decreased 0.1%. Year-to-date, the company's gross profit increased 3.6% or $15.5 million, while its gross profit rate increased 0.2%. A $3.1 million improvement in store inventory losses ("shrink") in the first three quarters of 2006, compared to the same period in 2005, accounted for all of the increase in the year-to-date gross profit rate.

The company, which continues to implement operational initiatives for shrink reduction in its retail units, began the installation of a new exception reporting and performance management application in the first quarter of 2006 to further improve its gross profit results.

As a result of higher fuel prices, the company's diesel fuel costs increased 27.1% in the quarter and 26.4% year-to-date compared to the same periods in 2005. At this time, management is unaware of any other events or trends that may cause a material change to the overall financial operation due to shifts in product cost.

Page 6 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)
Operating, general and administrative expenses in the third quarter of $135.9 million at 24.4% of sales, increased $9.9 million or 7.9% compared to the same quarter in 2005. As a percentage of sales, operating expenses were .9% higher than the third quarter last year. The company experienced a 5.9% increase in labor expenses for the quarter, which were significantly affected by additional staffing requirements for nine expansion projects including eight remodels and one new store. The spike in energy prices has had a major impact on the company's heating and cooling costs, increasing 7.9% in the quarter compared to the same period last year. The cost of petroleum based store supplies (such as plastic shopping bags) increased an estimated 15% in the third quarter 2006 compared to the same period last year. In the third quarter of 2006, the company also incurred a pre-tax impairment loss of $1.7 million on two closed store facilities and expensed $417,000 for the environmental remediation of a non-store property.

Interchange fees for accepting credit/debit cards increased 13.6% in the quarter compared to the same period in 2005. The company remains extremely concerned about the continuing rise in interchange fees for accepting credit/debit card transactions. From 1995 through 2005, this one line item expense increased 700.2% while customer utilization increased 560.6%. Since transaction volume is up and fraud is down, it is only logical that transaction costs should decrease. Consequently, the company is working with a wide variety of corporations and associations to reduce interchange rates, through possible legislative and regulatory initiatives.

Year-to-date operating, general and administrative expenses increased $24.6 million or 6.6% compared to the first three quarters last year. As a percent of sales, these expenses increased 0.9% to 23.9%. Year-to-date the company experienced significant increases in labor costs, energy costs and credit/debit card interchange fees; labor costs increased 5.8%, utilities increased 8.8% and interchange fees increased 13.6%.

In the third quarter, the company's investment income totaled $1.1 million at 0.2% of sales, a decrease of $82,000 or 6.9% compared to the same period a year ago. The company's third quarter 2005 investment income included a $422,000 gain on the sale of equity securities. Year-to-date, the company's investment income increased $1.1 million or 44.0% to $3.6 million. In the first quarter of 2006, the company realized a gain of $431,000 on the sale of equities from its investment portfolio. The increase in investment income is primarily the result of rising interest rates and the fact that the majority of the company's portfolio is in money market funds. The money market funds are classified on the Consolidated Balance Sheets as "Cash and Cash Equivalents."

The company's other income is primarily generated from net rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the disposition of fixed assets and interest expense. Other income of $4.2 million at 0.8% of sales increased $390,000 or 10.2% compared to the same quarter last year. Year-to-date, other income of $12.3 million at 0.7% of sales increased $1.1 million or 10.2% versus a year ago.

The effective tax rate for the third quarter of 2006 and 2005 was 32.9% and 36.6%, respectively. Year-to-date, the effective tax rate was 35.0% for 2006 compared to 37.0% for the first three quarters of last year. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes.

For the thirteen-week period ending September 30, 2006, the company's net income decreased 15.4% to $11.6 million compared to the same period a year ago. The company's third quarter basic and diluted earnings per share of $.43 decreased $.08 or 15.7% compared to 2005. Year-to-date earnings decreased 6.8% from $45.1 million to $42.0 million. Basic and diluted earnings per share in the first three quarters of 2006 decreased 7.2% to $1.55 compared to $1.67 generated last year.

LIQUIDITY AND CAPITAL RESOURCES
During the first thirty-nine weeks of 2006, the company generated $95.7 million in cash flows from operating activities compared to $95.5 million for the same period in 2005. Working capital decreased $14.8 million or 9.0% since the beginning of the year. Net cash provided by operating activities increased $177,000 compared to the same period last year.

Page 7 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
Net cash used in investing activities in the first three quarters of 2006 amounted to $89.3 million compared to the $41.1 million used in 2005. Capital expenditures totaled $71.4 million compared to $38.9 million in the first three quarters of 2005. The company estimated that its capital expenditure plans would require an investment of $90.6 million in 2006. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

Net cash used in financing activities during the first thirty-nine weeks of 2006 was $23.5 million compared to $23.3 million in 2005. In 2006, treasury stock purchases amounted to $245,000 in the period compared to $608,000 in the first three quarters last year. The Board of Directors' 2004 resolution authorizing the purchase of one million shares of treasury stock has a remaining balance of 886,396 shares.

Cash dividends of $23.5 million were paid to shareholders in the first three quarters of 2006 versus $22.7 million a year ago. At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on November 17, 2006 to shareholders of record on November 3, 2006.

The company has no other commitment of capital resources as of September 30, 2006, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2026. The company anticipates funding its working capital requirements and the remainder of its $90.6 million capital expansion program through internally generated cash flows from operations.

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

Page 8 of 10 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the nine months ended September 30, 2006. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative Disclosures About Market Risk," which was filed for the fiscal year ended December 31, 2005 and is incorporated herein by reference.

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

Page 9 of 10 (Form 10-Q)

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

WEIS MARKETS, INC.
(Registrant)

Date 11/9/2006	/S/Norman S. Rich
Norman S. Rich
President / Chief Executive Officer

Date 11/9/2006	/S/William R. Mills
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

Date: November 9, 2006                                                                                               /S/ Norman S. Rich
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

Date: November 9, 2006                                                                                                /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President / Chief Executive Officer, and William R. Mills, Senior Vice President and Treasurer / Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President / CEO
11/9/2006

/S/ William R. Mills
William R. Mills
Senior Vice President and Treasurer / CFO
11/9/2006

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