Form 10-K
period 2006-12-30
WEIS MARKETS INC
filed 2007-03-12
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006
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

Large accelerated filer   [   ]                                Accelerated filer   [X]                                Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No   [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $506,299,000 as of July 1, 2006, the last business day of the most recently completed second quarter.
Shares of common stock outstanding as of March 2, 2007 - 26,973,778.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 9, 2007 are incorporated by reference in Part III of this Form 10-K.

  WEIS MARKETS, INC.

WEIS MARKETS, INC.

 PART I

Item 1.      Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2006. The company's stock has been traded on the New York Stock Exchange since 1965 under the symbol "WMK." The Weis family currently owns approximately 64% of the outstanding shares. Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman and Secretary. Both are involved in the day-to-day operations of the business.

The company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel and general merchandise items, such as health and beauty care and household products. In addition, customer convenience is addressed at many locations by offering services such as third parties providing in-store banks, laundry services and take-out restaurants. The company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The company utilizes a loyalty card program, "Weis Club Preferred Shopper," which provides shoppers with an opportunity to receive discounts, promotions and rewards. The company currently owns and operates 156 retail food stores and a chain of 31 SuperPetz, LLC pet supply stores. The company's operations are reported as a single reportable segment.

The percentage of net sales contributed by each class of similar products for each of the previous five fiscal years was:

Year	Grocery	Meat	Produce	Pharmacy	Pet Supply	Other
2006	53.52	15.99	14.99	10.22	2.55	2.73
2005	53.93	16.18	14.79	10.21	2.70	2.19
2004	53.91	16.19	14.58	10.45	2.98	1.89
2003	54.55	15.70	14.67	10.28	3.18	1.62
2002	55.39	15.29	14.73	9.83	3.28	1.48

Retail food store locations by state and by trade name as of year-end are as follows:

			Mr. Z's	King's	Cressler's	Scot's
State	Total	Weis Markets	Food Mart	Supermarkets	Marketplace	Lo-Cost	Save-A-Lot
Pennsylvania	126	99	16	6	1	3	1
Maryland	24	24
New Jersey	3	3
New York	1	1
West Virginia	2	2
Total	156	129	16	6	1	3	1

Page 1 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 1.      Business: (continued)

All trade names, except Scot's Lo-Cost and Save-A-Lot, operate as conventional supermarkets. Scot's Lo-Cost operates under a warehouse format, while Save-A-Lot's format caters to the price motivated consumer. The retail food stores range in size from 8,000 to 66,000 square feet, with an average size of approximately 47,000 square feet. The following summarizes the number of stores by size categories as of year-end:

Square feet	Number of stores
55,000 to 66,000	28
45,000 to 54,999	75
35,000 to 44,999	34
25,000 to 34,999	11
Under 25,000	8
Total	156

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2006	2005	2004	2003	2002
Beginning store count	158	157	158	160	163
New stores	2	1	1	---	1
Relocations	1	1	2	1	3
Closed stores	(4)	---	(2)	(2)	(2)
Relocated stores	(1)	(1)	(2)	(1)	(3)
Sold	---	---	---	---	(2)
Ending store count	156	158	157	158	160
Total square feet (000's), at year-end	7,311	7,280	7,183	7,157	7,154
Additions/major remodels	5	3	2	4	5

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

At year-end, SuperPetz, LLC operated 2 stores in Alabama, 1 store in Georgia, 1 store in Indiana, 1 store in Maryland, 2 stores in Michigan, 6 stores in Ohio, 1 store in North Carolina, 8 stores in Pennsylvania, 5 stores in South Carolina and 4 stores in Tennessee.

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

The company currently has approximately 18,000 full-time and part-time associates.

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

Execution of Expansion Plans: In 2007, the company expects to invest $72.5 million for capital expenditures, which includes all store, distribution and manufacturing projects and equipment purchases. Over the next twelve months, the company is planning to build two superstores, including one replacement unit and will continue to invest in its existing store base with eight additions and nine remodels. Circumstances outside the company's control could negatively impact these anticipated capital investments. The company cannot determine with certainty whether its new stores will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on the company's business and results of its operations.

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

Page 3 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 1b.  Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.    Properties:

The company currently owns and operates 84 of its retail food stores, and leases and operates 72 stores under operating leases that expire at various dates through 2026. SuperPetz leases all 31 of its retail store locations. The company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The company owns and operates one distribution center in Milton, Pennsylvania of approximately 1,110,000 square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet. The company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 564,000 square feet. The company operates an ice cream plant, meat processing plant, ice plant and milk processing plant in 274,000 square feet at its Sunbury location.

Item 3.      Legal Proceedings:

Neither the company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business.

Item 4.      Submission of Matters to a Vote of Security Holders:

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

Page 4 of 31 (Form 10-K)

WEIS MARKETS, INC.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The company's stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings, on December 30, 2006 as provided by the company's transfer agent was 8,623. High and low stock prices and dividends paid per share for the last two fiscal years were:

	2006			2005
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$46.25	$40.75	$.29	$39.15	$36.12	$.28
Second	44.79	37.75	.29	38.95	36.34	.28
Third	41.49	37.97	.29	41.68	37.14	.28
Fourth	41.50	38.88	.29	44.15	36.80	.28

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

Five Year Review of Operations

	52 Weeks	53 Weeks	52 Weeks	52 Weeks	52 Weeks
(dollars in thousands, except shares, per share amounts and store information)	Ended	Ended	Ended	Ended	Ended
	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004	Dec. 27, 2003	Dec. 28, 2002
Net sales	$2,244,512	$2,222,598	$2,097,712	$2,042,499	$1,999,364
Costs and expenses	2,162,908	2,126,373	2,011,331	1,955,119	1,905,163
Income from operations	81,604	96,225	86,381	87,380	94,201
Investment income	4,484	3,081	1,222	824	485
Income before provision for income taxes	86,088	99,306	87,603	88,204	94,686
Provision for income taxes	30,078	35,885	30,412	33,628	35,537
Net income	56,010	63,421	57,191	54,576	59,149
Retained earnings, beginning of year	735,865	702,714	702,961	678,294	648,522
	791,875	766,135	760,152	732,870	707,671
Cash dividends	31,344	30,270	57,438	29,909	29,377
Retained earnings, end of year	$760,531	$735,865	$702,714	$702,961	$678,294
Weighted-average shares outstanding, diluted	27,027,198	27,033,789	27,098,276	27,186,277	27,202,435
Cash dividends per share	$1.16	$1.12	$2.12	$1.10	$1.08
Basic and diluted earnings per share	$2.07	$2.35	$2.11	$2.01	$2.17
Working capital	$147,451	$170,100	$143,440	$167,154	$119,370
Total assets	$814,062	$784,128	$745,479	$740,920	$716,699
Shareholders' equity	$629,163	$603,857	$571,700	$575,448	$552,432
Number of grocery stores	156	158	157	158	160
Number of pet supply stores	31	32	33	33	33

Page 5 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations:

Company Overview

Weis Markets, Inc. was founded in 1912 by Sigmund and Harry Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. At the end of 2006, the company operated 156 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. In addition to its retail food stores, the company operates 31 SuperPetz pet supply stores in ten states: Alabama, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Company revenues, income and cash flows are generated in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel, general merchandise, health and beauty care and household products. The company supports its retail operations through a centrally located distribution facility, transportation fleet, four manufacturing facilities and its administrative offices. The company's operations are reported as a single reportable segment.

The following analysis should be read in conjunction with Financial Statements included in the 2006 Quarterly Reports on Form 10-Q and the 2005 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Results of Operations

Total company sales for the 52-week year ending December 30, 2006 of $2.245 billion, increased $21.9 million or 1.0% compared to sales of $2.223 billion generated in fiscal 2005, a 53-week year. The company generated record sales in 2006, despite having one less week compared to 2005. Adjusting for the extra week in 2005, sales increased 2.8% and comparable store sales increased 2.0%. Adjusting for the extra week in 2005, sales increased 4.1% compared to 2004 and comparable store sales increased 4.0%.

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

The sales increases in the years presented were driven by growth in store square footage, customer count, sales per customer transaction and inflation. The favorable sales results were heavily impacted by the continuing strong performance of the store perishable departments in all three years. Early in 2006, the company launched its Where Freshness Matters campaign, highlighting the quality and value of its perishable products, resulting in strong customer acceptance and sales growth. Subsequently, the company launched its Weis Steakhouse Angus program, resulting in a 23% sales increase in the beef category. The company's overall strategy will continue to emphasize freshness, service and value.

Although the company experienced some product cost inflation for all three years presented, management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Page 6 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Gross profit dollars generated from sales increased $9.6 million in 2006, or 1.6%, to $597.3 million compared to 2005, which increased $36.8 million compared to 2004. Gross profit as a percentage of sales remained consistent at 26.6%, 26.4% and 26.3% in 2006, 2005 and 2004, respectively. A $3.1 million improvement in store inventory losses ("shrink") in 2006 compared to 2005, accounted for the majority of the increase in the gross profit rate.

The company continues to implement operational initiatives for shrink reduction in its retail units. The first phase of a new exception reporting and performance management application was completed in 2006. When the second phase of this project is completed in 2007, store management will have full access to this rules-based exception-monitoring tool which is expected to further improve shrink control and gross profit results. As a result of higher fuel prices, the company's diesel fuel costs increased 16.0% compared to 2005. At this time, management is unaware of any other events or trends that may cause a material change to its overall financial operation due to fluctuations in product costs.

Operating, general and administrative expenses in 2006 increased $24.2 million to $515.7 million or as a percentage of sales, increased to 23.0% compared to 22.1% in both 2005 and 2004. Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 3.0% in 2006 compared to 2005. Adjusting for the additional week in 2005, the company experienced a 4.8% increase in employee-related costs, which were significantly affected by additional staffing requirements for fourteen remodels including five expansions, two new stores and one replacement unit. A significant spike in energy prices had a major impact on the company's heating and cooling costs, increasing 7.3%. The cost of petroleum-based store supplies (such as plastic shopping bags) also increased an estimated 15% compared to last year. Interchange fees for accepting credit/debit cards increased 11.4%. The company remains extremely concerned about the continuing rise in interchange fees for accepting credit/debit card transactions. Consequently, the company is working with a wide variety of corporations and associations to reduce interchange rates, through legislative and regulatory initiatives. The company increased its advertising programs by $1.5 million. It also expensed an additional $1.1 million in depreciation due to its accelerated capital expenditure spending. In addition, the company incurred a pre-tax impairment loss of $1.7 million on two closed store facilities and expensed $417,000 for the environmental remediation on a non-store property. Earnings were further impacted by a $1.4 million adjustment to liabilities for future expenses on closed stores.

In 2006, the company's investment income increased $1.4 million or 45.5%, to $4.5 million. The company realized a long-term gain of $431,000 on the sale of equities from its investment portfolio in 2006, compared to a gain of $422,000 in the previous year. The company benefited from rising interest rates on its investments in money market funds and by shifting a significant portion of its portfolio to higher yielding, tax-free municipal bonds during the year. In 2005, the company's investment income of $3.1 million increased $1.9 million, or 152.1%, compared to 2004.

The company's combined federal and state effective tax rate was 34.9% in 2006, 36.1% in 2005 and 34.7% in 2004. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences relating to tax-free income.

Net income in 2006 was $56.0 million or 2.5% of sales compared to $63.4 million or 2.9% of sales in 2005 and $57.2 million or 2.7% of sales in 2004. Basic and diluted earnings per share of $2.07 in 2006 compared to $2.35 in 2005 and $2.11 in 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $99.3 million in 2006 compared with $104.3 million in 2005 and $118.2 million in 2004. Working capital decreased 13.3% in 2006, increased 18.6% in 2005, and decreased 14.2% in 2004. The considerable decline in working capital in 2006 was primarily due to the company's increased investment in property and equipment. A special one dollar per share dividend paid to shareholders in September of 2004 reduced working capital from the prior year.

Page 7 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (continued)

Net cash used in investing activities was $108.5 million in 2006 compared to $62.4 million in 2005, and $72.1 million in 2004. These funds were used primarily for the purchases of new securities and property and equipment. Property and equipment purchases during 2006 totaled $100.0 million compared to $55.5 million in 2005 and $82.8 million in 2004. As a percentage of sales, capital expenditures were 4.5%, 2.5% and 3.9% in 2006, 2005 and 2004, respectively.

The company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $72.5 million in 2007.

Net cash used in financing activities during 2006 was $32.5 million compared to $30.8 million in 2005 and $61.3 million in 2004. At December 30, 2006, the company had outstanding letters of credit of $26.3 million.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.16 in 2006 compared to $1.12 in 2005 and $2.12 in 2004. On September 3, 2004, the company paid a special one dollar per share dividend totaling $27.1 million to its shareholders. Treasury stock purchases amounted to $1.4 million in 2006, compared to $715,000 in 2005 and $4.0 million in 2004. The Board of Directors 2004 resolution authorizing the repurchase of up to one million shares of the company's common stock has a remaining balance of 858,292 shares.

The company has no other commitment of capital resources as of December 30, 2006, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2026. The company anticipates funding its working capital requirements and its $72.5 million capital expansion program through internally generated cash flows from operations.

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

Contractual Obligations

The following table represents scheduled maturities of the company's long-term contractual obligations as of December 30, 2006.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$243,335	$28,551	$54,666	$40,662	$119,456
Total	$243,335	$28,551	$54,666	$40,662	$119,456

Page 8 of 31 (Form 10-K)

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

Vendor Allowances

Vendor allowances that relate to the company's buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with its underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through our distribution system are recorded in cost of sales as the required performance is completed. Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially set up in the company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Store Closing Costs

The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to five years. At December 30, 2006, closed store lease liabilities totaled $1.9 million. The company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which changes become known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Self-Insurance

The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers' compensation claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250,000 to $2,000,000. Significant assumptions used in the development of the actuarial estimates include reliance on the company's historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

Page 9 of 31 (Form 10-K)

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

Certifications

As required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the company submitted a Chief Executive Officer Certification to the New York Stock Exchange with no qualifications on May 1, 2006. The company filed with the Securities and Exchange Commission the Chief Executive Officer and Chief Financial Officer certifications as required under Section 302 of the Sarbanes-Oxley Act in the prior years as an Exhibit to Form 10-K.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates								Fair Value
December 30, 2006	2007	2008	2009	2010	2011		Thereafter	Total	Dec. 30, 2006
Rate sensitive assets:
Fixed interest rate securities	$13,690	$1,200	$2,020	$6,135	$2,040	$	---	$25,085	$25,764
Average interest rate	3.76%	2.97%	3.16%	3.48%	4.11%		---	3.63%

Other Relevant Market Risks
The company's equity securities at December 30, 2006 had a cost basis of $1,935,000 and a fair value of $12,398,000. The dividend yield realized on these equity investments was 6.27% in 2006. Market risk, as it relates to equities owned by the company, is discussed within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

Page 10 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 8.      Financial Statements and Supplementary Data:

WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
December 30, 2006 and December 31, 2005
	2006	2005
Assets
Current:
Cash and cash equivalents	$27,545	$69,300
Marketable securities	38,163	23,210
Accounts receivable, net	41,885	38,376
Inventories	189,468	179,382
Prepaid expenses	3,932	6,076
Total current assets	300,993	316,344
Property and equipment, net	492,543	446,517
Goodwill	15,722	15,731
Intangible and other assets, net	4,804	5,536
Total assets	$814,062	$784,128
Liabilities
Current:
Accounts payable	$105,859	$100,895
Accrued expenses	22,307	20,079
Accrued self-insurance	22,778	21,553
Payable to employee benefit plans	1,435	1,427
Income taxes payable	865	2,020
Deferred income taxes	298	270
Total current liabilities	153,542	146,244
Postretirement benefit obligations	12,912	11,060
Deferred income taxes	18,445	22,967
Total liabilities	184,899	180,271
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,009,046 and 33,002,357 shares issued, respectively	8,595	8,371
Retained earnings	760,531	735,865
Accumulated other comprehensive income, net	6,084	4,296
	775,210	748,532
Treasury stock at cost, 6,016,291 and 5,982,461 shares, respectively	(146,047)	(144,675)
Total shareholders' equity	629,163	603,857
Total liabilities and shareholders' equity	$814,062	$784,128
See accompanying notes to consolidated financial statements.

Page 11 of 31 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 30, 2006,
December 31, 2005 and December 25, 2004	2006	2005	2004
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Net sales	$2,244,512	$2,222,598	$2,097,712
Cost of sales, including warehousing and distribution expenses	1,647,233	1,634,874	1,546,783
Gross profit on sales	597,279	587,724	550,929
Operating, general and administrative expenses	515,675	491,499	464,548
Income from operations	81,604	96,225	86,381
Investment income	4,484	3,081	1,222
Income before provision for income taxes	86,088	99,306	87,603
Provision for income taxes	30,078	35,885	30,412
Net income	$56,010	$63,421	$57,191

Weighted-average shares outstanding, basic	27,016,877	27,026,748	27,098,000
Weighted-average shares outstanding, diluted	27,027,198	27,033,789	27,098,276

Cash dividends per share	$1.16	$1.12	$2.12
Basic and diluted earnings per share	$2.07	$2.35	$2.11
See accompanying notes to consolidated financial statements.

Page 12 of 31 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except shares)
For the Fiscal Years Ended December 30, 2006,
December 31, 2005 and December 25, 2004				Accumulated
				Other				Total
	Common Stock		Retained	Comprehensive	Treasury Stock			Shareholders'
	Shares	Amount	Earnings	Income	Shares	Amount		Equity
Balance at December 27, 2003	32,989,507	$7,971	$702,961	$4,428	5,849,589	$(139,912	) $	575,448
Net income	---	---	57,191	---	---	---		57,191
Other comprehensive income, net of reclassification adjustments and tax	---	---	---	319	---	---		319
Comprehensive income								57,510
Shares issued for options	7,650	228	---	---	---	---		228
Treasury stock purchased	---	---	---	---	114,741	(4,048)		(4,048)
Dividends paid	---	---	(57,438)	---	---	---		(57,438)
Balance at December 25, 2004	32,997,157	8,199	702,714	4,747	5,964,330	(143,960)		571,700
Net income	---	---	63,421	---	---	---		63,421
Other comprehensive loss, net of reclassification adjustments and tax	---	---	---	(451)	---	---		(451)
Comprehensive income								62,970
Shares issued for options	5,200	172	---	---	---	---		172
Treasury stock purchased	---	---	---	---	18,131	(715)		(715)
Dividends paid	---	---	(30,270)	---	---	---		(30,270)
Balance at December 31, 2005	33,002,357	8,371	735,865	4,296	5,982,461	(144,675)		603,857
Net income	---	---	56,010	---	---	---		56,010
Other comprehensive income, net of reclassification adjustments and tax	---	---	---	1,788	---	---		1,788
Comprehensive income								57,798
Shares issued for options	6,689	224	---	---	3,498	(154)		70
Treasury stock purchased	---	---	---	---	30,332	(1,218)		(1,218)
Dividends paid	---	---	(31,344)	---	---	---		(31,344)
Balance at December 30, 2006	33,009,046	$8,595	$760,531	$6,084	6,016,291	$(146,047	) $	629,163
See accompanying notes to consolidated financial statements.

Page 13 of 31 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 30, 2006,
December 31, 2005 and December 25, 2004	2006	2005	2004
	(52 Weeks)	(53 Weeks)	(52 Weeks)
Cash flows from operating activities:
Net income	$56,010	$63,421	$57,191
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	45,000	43,875	40,614
Amortization	6,020	6,231	5,721
Loss on impairment / disposition of fixed assets	974	519	1,438
Gain on sale of marketable securities	(431)	(422)	(52)
Changes in operating assets and liabilities:
Inventories	(10,086)	(14,338)	8,508
Accounts receivable and prepaid expenses	(1,365)	(3,424)	(2,930)
Income taxes recoverable	---	1,729	(1,729)
Accounts payable and other liabilities	10,277	7,636	4,648
Income taxes payable	(1,155)	2,020	(1,955)
Deferred income taxes	(5,762)	(2,845)	6,786
Other	(201)	(98)	6
Net cash provided by operating activities	99,281	104,304	118,246

Cash flows from investing activities:
Purchase of property and equipment	(99,975)	(55,468)	(82,766)
Proceeds from the sale of property and equipment	2,696	291	9,086
Purchase of marketable securities	(33,020)	(8,248)	(24,850)
Proceeds from maturities of marketable securities	15,745	---	26,350
Proceeds from sale of marketable securities	6,010	1,000	86
Net cash used in investing activities	(108,544)	(62,425)	(72,094)

Cash flows from financing activities:
Proceeds from issuance of common stock	224	172	228
Dividends paid	(31,344)	(30,270)	(57,438)
Purchase of treasury stock	(1,372)	(715)	(4,048)
Net cash used in financing activities	(32,492)	(30,813)	(61,258)

Net (decrease) increase in cash and cash equivalents	(41,755)	11,066	(15,106)
Cash and cash equivalents at beginning of year	69,300	58,234	73,340
Cash and cash equivalents at end of year	$27,545	$69,300	$58,234
See accompanying notes to consolidated financial statements.

Page 14 of 31 (Form 10-K)

WEIS MARKETS, INC.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the company's consolidated financial statements:

(a) Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2006.

(b) Definition of Fiscal Year

The company's fiscal year ends on the last Saturday in December. Fiscal 2006, 2005 and 2004 were comprised of 52 weeks, 53 weeks and 52 weeks, respectively.

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

(e) Reclassifications

The company reclassified "Other income" as originally reported for the fiscal years ended December 31, 2005 and December 25, 2004 in the amount of $16.3 million and $13.8 million, respectively. Prior to the reclassification, "Other income" included net rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the disposition of fixed assets and interest expense. The majority of items were reclassified as reductions of "Operating, general and administrative expenses." Items which related to distribution were reclassified as "Cost of sales, including warehousing and distribution expenses." An immaterial amount of interest expense was netted with "Investment income."

The following table summarizes the changes to originally reported amounts and subtotals in the 2005 and 2004 Consolidated Statements of Income:

	As		As
	Originally	As	Originally	As
	Reported	Reclassified	Reported	Reclassified
(dollars in thousands)	2005	2005	2004	2004
Net sales (not reclassified, for presentation only)	$2,222,598	$2,222,598	$2,097,712	$2,097,712
Cost of sales, including warehousing and distribution expenses	1,636,137	1,634,874	1,548,210	1,546,783
Gross profit on sales	586,461	587,724	549,502	550,929
Operating, general and administrative expenses	506,900	491,499	477,317	464,548
Income from operations	79,561	96,225	72,185	86,381
Investment income	3,408	3,081	1,617	1,222
Other income, net	16,337	---	13,801	---
Income before provision for income taxes (not reclassified, for presentation only)	$99,306	$99,306	$87,603	$87,603

The company reclassified liabilities related to certain retirement plans and related deferred income tax assets as of December 31, 2005. The retirement plans were originally reported as "Payable to employee benefit plans," a current liability, rather than "Postretirement benefit obligations," a long-term liability. The effect of this reclassification changed amounts originally reported on the 2005 Consolidated Balance Sheet.

Page 15 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(e) Reclassifications (continued)

The following table summarizes the changes to originally reported amounts in the 2005 Consolidated Balance Sheet:

	As
	Originally		As
	Reported		Reclassified
(dollars in thousands)	2005		2005
Deferred income taxes (current asset)	$4,359	$	---
Payable to employee benefit plans	12,487		1,427
Deferred income taxes (current liability)	---		270
Postretirement benefit obligations	---		11,060
Deferred income taxes (long-term liability)	27,596		22,967

(f) Cash and Cash Equivalents

The company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 30, 2006 and December 31, 2005 totaled $23.5 million and $64.7 million, respectively.

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

(h) Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $1.1 million and $1.2 million as of December 30, 2006 and December 31, 2005, respectively. The reserve balance relates to amounts due from pharmacy third party providers and customer returned checks. The company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions. Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

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

Maintenance and repairs are expensed and renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to "Operating, general and administrative expenses."

Page 16 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(k) Goodwill and Intangible Assets

The company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes that intangible assets with an indefinite useful life shall not be amortized until their useful life is determined to be no longer indefinite and should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 states that goodwill should not be amortized but tested for impairment for each reporting unit, on an annual basis and between annual tests in certain circumstances. Intangible assets with a definite useful life are generally amortized over periods ranging from 15 to 20 years. As of December 30, 2006, the company has no intangible assets, other than goodwill, with indefinite lives.

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

(m) Store Closing Costs

In accordance with FASB Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), the company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to five years. At December 30, 2006, closed store lease liabilities totaled $1.9 million. The company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.

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

(o) Stock Option Plan

As of December 31, 2004, no awards may be granted under the company's 1995 Stock Option Plan. The last options granted under the Plan in 2002 will expire in 2012. The proforma impact of adopting FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") as amended by FASB Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," is immaterial. See additional disclosures regarding remaining outstanding options in Note 7.

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

Page 17 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(q) Earnings Per Share

Earnings per share are based on the weighted-average number of common shares outstanding. Diluted earnings per share are based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to antidilution limitations. Basic and diluted earnings per share are the same amounts for each period presented. For 2004, options to purchase 32,850 shares at an exercise price of $37.94, were not included in the computation of diluted earnings per share because their inclusion under the treasury stock method would have been antidilutive.

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

(t) Vendor Allowances

Vendor allowances that relate to the company's buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with its underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through our distribution system are recorded in cost of sales as the required performance is completed. Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially set up in the company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Vendor allowances recorded as credits in cost of sales totaled $42.6 million in 2006, $40.7 million in 2005, and $42.9 million in 2004. Vendor paid cooperative advertising credits totaled $16.5 million in 2006, $16.8 million in 2005, and $17.5 million in 2004. These credits were netted against advertising costs within "Operating, general and administrative expenses." The company had accounts receivable due from vendors of $600,000 and $800,000 for earned advertising credits and $7.2 million and $3.9 million for earned promotional discounts as of December 30, 2006 and December 31, 2005, respectively. The company had $1.5 million and $1.8 million in unearned revenue included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 30, 2006 and December 31, 2005, respectively.

(u) Operating, General and Administrative Expenses

Business operating costs including expenses generated from administration and purchasing functions, are recorded in "Operating, general and administrative expenses" in the Consolidated Statements of Income. Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, equipment depreciation, leasehold amortization and costs for outside provided services.

(v) Advertising Costs

The company expenses advertising costs as incurred. The company recorded advertising expense, before vendor paid cooperative advertising credits, of $26.1 million in 2006, $24.6 million in 2005, and $23.9 million in 2004 in "Operating, general and administrative expenses."

Page 18 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(w) Rental Income

The company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of "Operating, general and administrative expenses." All leases are operating leases, as disclosed in Note 5, and do not contain up front considerations.

(x) Current Relevant Accounting Standards

In October 2005, the FASB issued FASB Staff Position FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period" ("FSP FAS 13-1"). FSP FAS 13-1 requires rental costs associated with operating leases incurred during a construction period to be recognized as rental expense effective for the first reporting period after December 15, 2005. In addition, FSP FAS 13-1 requires lessees to cease capitalizing rental costs for operating lease agreements entered into prior to the effective date. Early adoption is permitted. Retrospective application of FSP FAS 13-1 is permitted but not required. Management changed its accounting policy to recognize rental expense during construction as of the beginning of this fiscal year. The company did not previously capitalize rental costs for operating lease agreements. The adoption of FSP FAS 13-1 did not have a material effect on the company's consolidated financial statements.

In June 2006, the FASB ratified the consensus reached by the Emerging Issues Tax Force in Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation)" ("EITF 06-3"). The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing activity between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes. EITF 06-3 also concluded that the presentation of taxes within its scope on either a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision subject to appropriate disclosure. EITF 06-3 is effective for periods beginning after December 15, 2006. The company will continue to use the net basis for presentation.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48, which clarifies SFAS 109, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the company's financial statements. On initial application, FIN 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying FIN 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 is effective for fiscal years beginning after December 15, 2006, and will be adopted by the company on December 31, 2006. The company currently does not believe that the adoption of FIN 48 will have a significant effect on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in Accumulated Other Non-Shareowners' Changes in Equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. The adoption of SFAS 158 did not have a material effect on the company's consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements.

Historically, there have been two widely used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.

Page 19 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(x) Current Relevant Accounting Standards(continued)

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods. The company uses the dual approach method for quantifying identified financial statement misstatements.

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

The company applied SAB 108 using the cumulative effect transition method in connection with the preparation of its consolidated financial statements for the year ending December 30, 2006. The adoption of SAB 108 did not result in any adjustments to the company's consolidated financial statements.

Note 2 Marketable Securities
Marketable securities, as of December 30, 2006 and December 31, 2005, consisted of:

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 30, 2006	Cost	Gains	Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$25,830	$14	$79	$25,765
Equity securities	1,935	10,464	1	12,398
	$27,765	$10,478	$80	$38,163
			Gross	Gross
			Unrealized	Unrealized
(dollars in thousands)	Amortized		Holding	Holding	Fair
December 31, 2005	Cost		Gains	Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$13,353	$	---	$42	$13,311
Equity securities	2,514		7,388	3	9,899
	$15,867		$7,388	$45	$23,210

Maturities of marketable securities classified as available-for-sale at December 30, 2006, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$14,029	$14,031
Due within one year through five years	11,801	11,733
Equity securities	1,935	12,399
	$27,765	$38,163

See additional disclosures regarding marketable securities in Notes 1(g) and 11.

Page 20 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 3 Inventories
Merchandise inventories, as of December 30, 2006 and December 31, 2005, were valued as follows:

(dollars in thousands)	2006	2005
LIFO	$150,397	$141,359
Average cost	39,071	38,023
	$189,468	$179,382

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the company's circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $47,314,000 and $43,134,000 higher than as reported on the above methods as of December 30, 2006 and December 31, 2005, respectively. During 2005 and 2004, the company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4 Property and Equipment
Property and equipment, as of December 30, 2006 and December 31, 2005, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2006	2005
Land		$84,094	$68,181
Buildings and improvements	10-60	391,357	367,549
Equipment	3-12	585,213	555,377
Leasehold improvements	5-20	121,263	110,739
Total, at cost		1,181,927	1,101,846
Less accumulated depreciation and amortization		689,384	655,329
		$492,543	$446,517

Note 5 Lease Commitments
At December 30, 2006, the company leased approximately 55% of its open store facilities under operating leases that expire at various dates through 2026. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the company may extend the lease terms from 5 to 20 years. Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term. The company does not have any leases that include capital improvement funding or other lease concessions.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2006	2005	2004
Minimum annual rentals	$30,147	$29,752	$29,233
Contingent rentals	333	303	266
Lease or sublease income	(6,757)	(7,820)	(7,780)
	$23,723	$22,235	$21,719

Page 21 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 5 Lease Commitments (continued)

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining noncancelable lease terms in excess of one year as of December 30, 2006.

(dollars in thousands)	Leases	Subleases
2007	$28,551	$(4,680)
2008	28,395	(4,247)
2009	26,271	(3,098)
2010	22,272	(2,457)
2011	18,390	(1,463)
Thereafter	119,456	(2,624)
	$243,335	$(18,569)

The company has $1,688,000 accrued as of December 30, 2006, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received. The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

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

Retirement plan costs:

(dollars in thousands)	2006	2005	2004
Retirement savings plan	$1,006	$988	$984
Profit-sharing plan	900	896	855
Employee stock bonus plan	40	40	40
Deferred compensation plan	500	516	452
Supplemental retirement plan	965	777	572
Pharmacist deferred compensation plan	46	8	---
	$3,457	$3,225	$2,903

The Weis Markets, Inc. Employee Stock Bonus Plan was terminated as of December 31, 2006 and all contributions under the Weis Markets, Inc. Employee Stock Bonus Plan ceased as of December 31, 2006.

The company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. The benefits are determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate. The plan is unfunded and accounted for on an accrual basis. The projected benefit obligations are equal to the liability for pension benefits included in "Payable to employee benefit plans" and "Postretirement benefit obligations" in the Consolidated Balance Sheets.

Change in the benefit obligations:

(dollars in thousands)	2006	2005
Benefit obligations at beginning of year	$6,303	$6,019
Interest cost	455	434
Benefit payments	(232)	(232)
Actuarial gain	45	82
	$6,571	$6,303

Weighted-average assumptions used to determine benefit obligations:	2006	2005
Discount rate	7.50%	7.50%

Page 22 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans (continued)

Components of net periodic benefit cost:

(dollars in thousands)	2006	2005	2004
Interest cost	$455	$434	$435
Amount of recognized gain	187	150	214

Estimated future benefit payments:

(dollars in thousands)	Benefits
2007	$232
2008	1,107
2009	1,107
2010	1,107
2011	1,107
2012 - 2016	5,537

The company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates. These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. These plans are unfunded and accounted for on an accrual basis. Participants in these plans are excluded from participation in the Profit Sharing and Employee Stock Bonus plans. The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion. The allocation among the various plan participants is made in relationship to their compensation, years of service and job performance. Plan participants are 100% vested in their accounts after seven years of service with the company. Benefits are distributed among participants upon reaching the applicable retirement age. Substantial risk of benefit forfeiture does exist for participants in these plans. The present value of accumulated benefits amounted to $6,572,000 and $4,988,000 at December 30, 2006 and December 31, 2005, respectively, and is included in "Postretirement benefit obligations" in the Consolidated Balance Sheets.

The company has no other postretirement benefit plans.

Note 7 Stock Option Plan
The company has an incentive stock option plan for officers and other key associates. Under the terms of the plan, option exercise prices are 100% of the "fair market value" of the shares on the date granted. Options previously granted are immediately exercisable and expire ten years after date of grant.

Changes during the three years ended December 30, 2006, in options outstanding under the plan were as follows:

	Weighted-Average	Shares
	Exercise Price	Under Option
Balance, December 27, 2003	$35.20	108,100
Exercised	$29.84	(7,650)
Expired	$26.50	(700)
Forfeited	$34.35	(1,500)
Balance, December 25, 2004	$35.69	98,250
Exercised	$33.11	(5,200)
Forfeited	$35.97	(900)
Balance, December 31, 2005	$35.83	92,150
Exercised	$33.53	(6,689)
Expired	$31.50	(700)
Balance, December 30, 2006	$36.04	84,761

Exercise prices for options outstanding as of December 30, 2006 ranged from $32.88 to $37.94. The weighted-average remaining contractual life of those options is three years. As of December 30, 2006, all options are exercisable.

Page 23 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 8 Income Taxes
The provision (benefit) for income taxes consists of:

(dollars in thousands)	2006	2005	2004
Current:
Federal	$33,168	$34,991	$21,322
State	2,672	3,739	2,304
Deferred:
Federal	(4,758)	(2,443)	6,727
State	(1,004)	(402)	59
	$30,078	$35,885	$30,412

The reconciliation of income taxes computed at the federal statutory rate (35% in 2006, 2005 and 2004) to the provision for income taxes is:

(dollars in thousands)	2006	2005	2004
Income taxes at federal statutory rate	$30,131	$34,757	$30,661
State income taxes, net of federal income tax benefit	1,084	2,169	1,536
Resolution and accrual of audit contingencies	---	(300)	(1,590)
Other	(1,137)	(741)	(195)
Provision for income taxes (effective tax rate 34.9%, 36.1% and 34.7%, respectively)	$30,078	$35,885	$30,412

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

Cash paid for income taxes was $36,844,000, $34,995,000 and $29,446,000 in 2006, 2005 and 2004, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 30, 2006 and December 31, 2005, are:

(dollars in thousands)	2006	2005
Deferred tax assets:
Accounts receivable	$185	$221
Compensated absences	484	487
Employee benefit plans	7,136	6,731
General liability insurance	1,323	1,325
Nondeductible accruals and other	1,860	1,899
Postretirement benefit obligations	5,397	4,629
Total deferred tax assets	16,385	15,292
Deferred tax liabilities:
Inventories	(6,971)	(7,886)
Unrealized gain on marketable securities	(4,315)	(3,047)
Depreciation	(23,842)	(27,596)
Total deferred tax liabilities	(35,128)	(38,529)
Net deferred tax liability	$(18,743)	$(23,237)
Current deferred liability - net	$(298)	$(270)
Noncurrent deferred liability - net	(18,445)	(22,967)
Net deferred tax liability	$(18,743)	$(23,237)

Page 24 of 31 (Form 10-K)

WEIS MARKETS, INC.

Note 9 Comprehensive Income

(dollars in thousands)	2006	2005	2004
Net income	$56,010	$63,421	$57,191
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $1,447, $144 and $248, respectively)	2,040	(204)	350
Reclassification adjustment for gains included in net income (Net of deferred taxes of $179, $175 and $22, respectively)	(252)	(247)	(31)
Other comprehensive income, net of tax	1,788	(451)	319
Comprehensive income, net of tax	$57,798	$62,970	$57,510

Note 10 Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2006 and 2005 are as follows:

(dollars in thousands,	Thirteen Weeks Ended
except per share amounts)	Apr. 1, 2006	July 1, 2006	Sep. 30, 2006	Dec. 30, 2006
Net sales	$547,786	$561,944	$557,177	$577,605
Gross profit on sales	147,911	151,255	147,973	150,140
Net income	14,937	15,491	11,565	14,017
Basic and diluted earnings per share	.55	.57	.43	.52
(dollars in thousands,	Thirteen Weeks Ended			Fourteen Weeks Ended
except per share amounts)	Mar. 26, 2005	June 25, 2005	Sep. 24, 2005	Dec. 31, 2005
Net sales	$549,712	$535,734	$535,251	$601,901
Gross profit on sales	145,373	143,630	142,800	155,921
Net income	16,764	14,625	13,667	18,365
Basic and diluted earnings per share	.62	.54	.51	.68

Note 11 Fair Value Information
The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair values of the company's marketable securities, as disclosed in Note 2, are based on quoted market prices.

Note 12 Contingencies
The company is involved in various legal actions arising out of the normal course of business. The company also accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company's consolidated financial position, results of operations or liquidity.

Page 25 of 31 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Weis Markets, Inc.

Sunbury, Pennsylvania

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 (52 weeks, 53 weeks and 52 weeks, respectively). We have also audited management's assessment, included in the accompanying Form 10-K, that Weis Markets, Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weis Market, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.

Our audits of internal control included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. as of December 30, 2006 and December 31, 2005, and the consolidated results of their operations and their cash flows for the fiscal years ended December 30, 2006, December 31, 2005 and December 25, 2004 (52 weeks, 53 weeks and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Weis Markets, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Weis Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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
February 19, 2007

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management concluded that the company's internal control over financial reporting was effective as of December 30, 2006.

Management's assessment of the effectiveness of the company's internal control over financial reporting as of December 30, 2006 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, page 26 of this annual report on Form 10-K.

There were no changes in the company's internal control over financial reporting during the fiscal quarter ended December 30, 2006, that materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9b.     Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

Page 27 of 31 (Form 10-K)

WEIS MARKETS, INC.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance:

"Election of Directors" on pages 2 and 3, "Board Committees and Meeting Attendance, Audit Committee" on page 4, "Corporate Governance Matters" on page 5, "Compensation Tables" on pages 9 and 10 and "Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the Weis Markets, Inc. definitive proxy statement dated March 9, 2007 are incorporated herein by reference.

Item 11.      Executive Compensation:

"Board Committees and Meeting Attendance, Compensation Committee" on page 5, "Executive Compensation, Compensation Discussion and Analysis" on pages 6 through 9, "Compensation Committee Report" on page 9, "Compensation Tables" on pages 9 through 13 and "Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation" on page 13 of the Weis Markets, Inc. definitive proxy statement dated March 9, 2007 are incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

"Stock Ownership" on pages 15 and 16 of the Weis Markets, Inc. definitive proxy statement dated March 9, 2007 is incorporated herein by reference. Equity compensation plan information is included in Part II, Item 8, "Note 7 Stock Option Plan" on page 23 of this annual report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence:

"Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions" on page 13 and "Independence of Directors" on page 4 of the Weis Markets, Inc. definitive proxy statement dated March 9, 2007 are incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services:

"Ratification Of Appointment Of Independent Registered Public Accounting Firm" on page 16 of the Weis Markets, Inc. definitive proxy statement dated March 9, 2007 is incorporated herein by reference.

Page 28 of 31 (Form 10-K)

WEIS MARKETS, INC.

PART IV

Item 15.     Exhibits, Financial Statement Schedules:

(a)(1)  The company's 2006 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firms are included in Item 8 of Part II.

(a)(2)  Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:
                Schedule II - Valuation and Qualifying Accounts, page 30 of this annual report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-A	Profit Sharing Plan, filed as exhibit under Part IV, Item 15(c) in the annual report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10-B	Stock Bonus Plan, filed as exhibit under Part IV, Item 15(c) in the annual report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10-C	Supplemental Employee Retirement Plan, filed as exhibit under Part IV, Item 14(c) in annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-D	Executive Employment Agreement between the Company and Norman S. Rich, President and Chief Executive Officer, signed on March 23, 2006, commencing on January 1, 2006 and continuing thereafter through December 31, 2008, filed on Form 8-K March 24, 2006 and incorporated herein by reference.
10-E	Executive Employment Contract - CFO, filed as exhibit under Part IV, Item 15(c) in the annual report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10-F	Executive Benefits Agreement between the Company and Robert F. Weis, Chairman of the Board, signed on March 24, 2006, commencing immediately and continuing thereafter through December 31, 2023, filed on Form 8-K March 24, 2006 and incorporated herein by reference.
21	Subsidiaries of the Registrant, filed with this annual report on Form 10-K
23	Consent of Grant Thornton LLP, filed with this annual report on Form 10-K
31.1	Rule 13a-14(a) Certification - CEO, filed with this annual report on Form 10-K
31.2	Rule 13a-14(a) Certification - CFO, filed with this annual report on Form 10-K
32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this annual report on Form 10-K

The company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the company's principal executive offices.

(b) The company files as exhibits to this annual report on Form 10-K, those exhibits listed in Item 15(a)(3) above.

Page 29 of 31 (Form 10-K)

WEIS MARKETS, INC.

Item 15(c)(3). Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
WEIS MARKETS, INC.
(dollars in thousands)
COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance at
	Beginning	Costs and		Accounts	Deductions	End of
Description	of Period	Expenses		Describe	Describe (1)	Period
Year ended December 30, 2006:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,229	$1,047	$	---	$1,154	$1,122

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,693	$496	$	---	$960	$1,229

Year ended December 25, 2004:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,498	$1,576	$	---	$1,381	$1,693

(1) Deductions are uncollectible accounts written off, net of recoveries.

Page 30 of 31 (Form 10-K)

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/09/2007	/S/Norman S. Rich
Norman S. Rich
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/09/2007	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/09/2007	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 03/09/2007	/S/Norman S. Rich
Norman S. Rich
President and Chief Executive Officer
and Director

Date 03/09/2007	/S/William R. Mills
William R. Mills
Senior Vice President, Treasurer
and Chief Financial Officer
and Director

Date 03/09/2007	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 03/09/2007	/S/Michael M. Apfelbaum
Michael M. Apfelbaum
Director

Date 03/09/2007	/S/Steven C. Smith
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

EXHIBIT 23

WEIS MARKETS, INC.

Consent of Independent Registered Public Accounting Firm

      We have issued our report dated February 19, 2007, accompanying the consolidated financial statements and schedule, and management's assessment of the effectiveness of internal control over financial reporting included in the Annual Report of Weis Markets, Inc. on Form 10-K for the year ended December 30, 2006. We hereby consent to the incorporation by reference of said report in the Registration Statement of Weis Markets, Inc. on Form S-8 (File No. 333-99535, effective September 13, 2002).

Philadelphia, Pennsylvania                                                                                                      /S/Grant Thornton LLP
February 19, 2007

EXHIBIT 31.1

WEIS MARKETS, INC.

CERTIFICATION- CEO

I, Norman S. Rich, President and Chief Executive Officer of Weis Markets, Inc., certify that:

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

Date: March 9, 2007                                                                                                     /S/ Norman S. Rich
                                                                                                                                         Norman S. Rich
                                                                                                                                           President and

                                                                                                                                   Chief Executive Officer

EXHIBIT 31.2

WEIS MARKETS, INC.

CERTIFICATION- CFO

I, William R. Mills, Senior Vice President, Treasurer and Chief Financial Officer of Weis Markets, Inc., certify that:

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

Date: March 9, 2007                                                                                                     /S/ William R. Mills
                                                                                                                                         William R. Mills
                                                                                                                                     Senior Vice President,
                                                                                                                                          Treasurer and

                                                                                                                                     Chief Financial Officer

EXHIBIT 32

WEIS MARKETS, INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Weis Markets, Inc. (the "company") on Form 10-K for the year ending December 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Norman S. Rich, President and Chief Executive Officer, and William R. Mills, Senior Vice President, Treasurer and Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President and Chief Executive Officer
03/09/2007

/S/ William R. Mills
William R. Mills
Senior Vice President, Treasurer and Chief Financial Officer
03/09/2007

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.