Form 10-Q
period 2007-03-31
WEIS MARKETS INC
filed 2007-05-10
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

As of May 08, 2007, there were issued and outstanding 26,988,400 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2007	December 30, 2006
	(unaudited)
Assets
Current:
Cash and cash equivalents	$43,443	$27,545
Marketable securities	39,289	38,163
Accounts receivable, net	38,482	41,885
Inventories	186,518	189,468
Prepaid expenses	4,312	3,932
Total current assets	312,044	300,993
Property and equipment, net	495,174	492,543
Goodwill	15,722	15,722
Intangible and other assets, net	4,639	4,804
Total assets	$827,579	$814,062
Liabilities
Current:
Accounts payable	$104,258	$105,859
Accrued expenses	24,098	22,307
Accrued self-insurance	23,090	22,778
Payable to employee benefit plans	1,632	1,435
Income taxes payable	8,462	865
Deferred income taxes	943	298
Total current liabilities	162,483	153,542
Postretirement benefit obligations	13,161	12,912
Deferred income taxes	17,270	18,445
Total liabilities	192,914	184,899
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,016,557 and 33,009,046 shares issued, respectively	8,862	8,595
Retained earnings	765,656	760,531
Accumulated other comprehensive income
(Net of deferred taxes of $4,759 in 2007 and $4,315 in 2006)	6,710	6,084
	781,228	775,210
Treasury stock at cost, 6,028,157 and 6,016,291 shares,
respectively	(146,563)	(146,047)
Total shareholders' equity	634,665	629,163
Total liabilities and shareholders' equity	$827,579	$814,062
See accompanying notes to consolidated financial statements.

Page 1 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended
	March 31, 2007	April 1, 2006
Net sales	$571,795	$547,786
Cost of sales, including warehousing and distribution expenses	420,254	399,875
Gross profit on sales	151,541	147,911
Operating, general and administrative expenses	131,790	125,880
Income from operations	19,751	22,031
Investment income	691	1,309
Income before provision for income taxes	20,442	23,340
Provision for income taxes	7,037	8,403
Net income	$13,405	$14,937
Weighted-average shares outstanding, basic	26,990,797	27,020,471
Weighted-average shares outstanding, diluted	27,003,494	27,035,079
Cash dividends per share	$0.29	$0.29
Basic and diluted earnings per share	$0.50	$0.55

See accompanying notes to consolidated financial statements.
Page 2 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	13 Weeks Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net income	$13,405	$14,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,285	10,435
Amortization	1,866	1,463
Loss on disposition of fixed assets	74	107
Gain on sale of marketable securities	---	(431)
Changes in operating assets and liabilities:
Inventories	2,950	1,207
Accounts receivable and prepaid expenses	3,023	3,691
Accounts payable and other liabilities	948	5,508
Income taxes payable	7,145	6,671
Deferred income taxes	(974)	(572)
Other	(56)	104
Net cash provided by operating activities	39,666	43,120

Cash flows from investing activities:
Purchase of property and equipment	(15,749)	(21,634)
Proceeds from the sale of property and equipment	58	29
Proceeds from maturities of marketable securities	---	1,010
Net cash used in investing activities	(15,691)	(20,595)

Cash flows from financing activities:
Proceeds from issuance of common stock	267	175
Dividends paid	(7,828)	(7,836)
Purchase of treasury stock	(516)	(162)
Net cash used in financing activities	(8,077)	(7,823)

Net increase in cash and cash equivalents	15,898	14,702
Cash and cash equivalents at beginning of year	27,545	69,300
Cash and cash equivalents at end of period	$43,443	$84,002

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

(2) Current Relevant Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48, which clarifies SFAS 109, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the company's financial statements. The company adopted FIN 48 on December 31, 2006, the first day of the 2007 fiscal year, and, as a result, recognized a $452,000 decrease to opening retained earnings from the cumulative effect of adoption. As of December 31, 2006, the total amount of gross unrecognized tax benefits is $692,000. Of this amount, approximately $240,000 would impact our effective tax rate over time, if recognized. The company continues to follow the practice of recognizing interest and penalties related to income tax matters as a part of the provision for income taxes. As of December 31, 2006, the company had $189,000 of accrued interest and penalties.

The Internal Revenue Service ("IRS") recently completed its examination of the company's federal income tax returns for 2003 and 2004. The IRS has proposed one tax deficiency to which the company has agreed. The company or one of its subsidiaries files tax returns in various states. The tax years subject to examination in Pennsylvania, where the majority of the company's revenues are generated, are 2002 to 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurement" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The company is currently assessing the impact of SFAS 157 on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is currently assessing the impact of SFAS 159 on its financial statements.

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended March 31, 2007 and April 1, 2006 are as follows:

	13 Weeks Ended
(dollars in thousands)	2007	2006
Net income	$13,405	$14,937
Other comprehensive income by component, net of tax:
Unrealized holding gains arising during period (Net of deferred taxes of $444 and $391, respectively)	626	551
Reclassification adjustment for gains included in net income (Net of taxes of $0 and $179, respectively)	---	(252)
Other comprehensive income, net of tax	626	299
Comprehensive income, net of tax	$14,031	$15,236

Page 4 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Weis Markets, Inc. was founded in 1912 by Sigmund and Harry Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of March 31, 2007, the company operated 156 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. In addition to its retail food stores, the company operates 31 SuperPetz pet supply stores in ten states: Alabama, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Company revenues are generated in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel, general merchandise, health and beauty care and household products. The company supports its retail operations through a centrally located distribution facility, transportation fleet, four manufacturing facilities and its administrative offices. The company's operations are reported as a single reportable segment.

The following analysis should be read in conjunction with the Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, the 2006 Annual Report on Form 10-K, filed with the U. S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

OPERATING RESULTS
Total sales for the first quarter ended March 31, 2007 increased 4.4% to $571.8 million compared to sales of $547.8 million in the same quarter of 2006, while comparable store sales increased 4.4% compared to a .9% decrease in 2006 over 2005. The Company attributed its sales increase to successful sales building strategies and aggressive promotional pricing.

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

Although the company experienced some product inflation, management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Gross profit of $151.5 million at 26.5% of sales, increased $3.6 million or 2.5% versus the same quarter last year and the gross profit rate decreased 0.5%. The company's gross profit rate was adversely impacted due to higher inventory losses and its aggressive promotional activity in response to competitive openings.

The company is now in the second phase of its implementation of an exception reporting and performance management application and anticipates completion in 2007. This rules-based exception-monitoring tool provides store management with real-time information, which is expected to improve shrink control and gross profit margin results.

The first quarter operating, general and administrative expenses of $131.8 million at 23.0% of sales, increased $5.9 million or 4.7% compared to the same quarter in 2006. As a percentage of sales, operating expenses were the same as the first quarter last year. Labor costs increased 5.2% compared to the same period a year ago. To better manage its labor costs, the company has begun implementation of programs to improve operational efficiencies, productivity and execution. Snow removal costs increased $473,000 compared to the same period last year.

Page 5 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

Interchange fees for accepting credit/debit cards increased 10.1% compared to the same period in 2006. The company remains extremely concerned about the continuing rise in interchange fees for accepting credit/debit card transactions. The company continues to work with a wide variety of corporations and associations to reduce interchange rates, through legislative and regulatory initiatives.

In the first quarter, the company's investment income totaled $691,000 at 0.1% of sales, a decrease of $618,000 or 47.2% compared to the same period a year ago. The company realized a long-term gain of $431,000 on the sale of equities from its investment portfolio during the first quarter of 2006. The remaining decrease is the result of less funds available for investing in 2007 as compared to 2006.

The effective tax rate for the first quarter of 2007 and 2006 was 34.4% and 36.0%, respectively. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes.

For the three-month period ending March 31, 2007, net income of $13.4 million decreased 10.3% compared to the same period last year. Basic and diluted earnings per share of $.50 for the quarter decreased $.05 or 9.1% compared to 2006.

LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of 2007, the company generated $39.7 million in cash flows from operating activities compared to $43.1 million for the same period in 2006. Working capital increased $2.1 million or 1.4% since the beginning of the year. Net cash provided by operating activities decreased $3.5 million compared to the same quarter last year. First quarter 2006 cash flows from operating activities benefited from a $2.3 million reimbursement for prepaid associate medical benefits because of contract changes.

Net cash used in investing activities in the first quarter of 2007 amounted to $15.7 million compared to the $20.6 million used in 2006. Capital expenditures for the quarter totaled $15.7 million compared to $21.6 million in 2006. The company estimated its capital expenditure plans would require an investment of $72.5 million in 2007. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

Net cash used in financing activities during the first quarter of 2007 was $8.1 million compared to $7.8 million in 2006. In 2007, the company's treasury stock purchases amounted to $516,000 in the quarter compared to $162,000 in the first quarter last year. The Board of Directors' 2004 resolution authorizing the purchase of one million shares of treasury stock has a remaining balance of 852,316 shares.

Cash dividends of $7.8 million were paid to shareholders in the first quarter of 2007, the same amount paid in 2006. At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on May 11, 2007 to shareholders of record on April 27, 2007.

The company has no other commitment of capital resources as of March 31, 2007, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2027. The company anticipates funding its working capital requirements and its $72.5 million capital expansion program through internally generated cash flows from operations.

Page 6 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Policies

The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2006 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Policies since the company filed its Annual Report on Form 10-K for the year ended December 30, 2006.

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

Page 7 of 10 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the three months ended March 31, 2007. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 30, 2006 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the company's annual report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 30, 2006 and is incorporated herein by reference.

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

Page 8 of 10 (Form 10-Q)

WEIS MARKETS, INC.
PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Shareholders of Weis Markets, Inc. was held on Wednesday, April 11, 2007, at 10:00 a.m., Eastern Daylight Time, at the principal office of the company, 1000 South Second Street, Sunbury, PA 17801.

(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Act, there was no solicitation in opposition to the nominees as listed in the proxy statement, and all such nominees were elected.

(c) The meeting was held for the following purposes:

  1. To elect seven directors to serve, subject to provisions of the by-laws, until the next Annual Meeting of Shareholders or until their respective successors have qualified.

  2. To ratify the appointment of the independent registered public accounting firm for the current fiscal year.

  3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting, submitted to the Secretary by the Judge of Elections, disclosed the following tabulation of votes:

Proposal #1	For	Withhold
Robert F. Weis	22,961,034	2,830,490
Jonathan H. Weis	22,734,636	3,056,888
Norman S. Rich	24,259,607	1,531,917
William R. Mills	22,830,431	2,961,093
Matthew Nimetz	25,546,867	244,657
Richard E. Shulman	25,447,303	344,221
Steven C. Smith	25,546,067	245,457

Proposal #2	For	Against	Abstain
Proposal to ratify the appointment of Grant Thornton LLP, as the independent registered public accounting firm of the Corporation.	25,775,004	6,604	9,915

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

WEIS MARKETS, INC.
(Registrant)

Date 05/10/2007	/S/Norman S. Rich
Norman S. Rich
President and Chief Executive Officer

Date 05/10/2007	/S/William R. Mills
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

Date: May 10, 2007                                                                                                    /S/ Norman S. Rich
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

Date: May 10, 2007                                                                                                     /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President and Chief Executive Officer, and William R. Mills, Senior Vice President, Treasurer and Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President and Chief Executive Officer
05/10/2007

/S/ William R. Mills
William R. Mills
Senior Vice President, Treasurer and Chief Financial Officer
05/10/2007

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