Form 10-Q
period 2007-06-30
WEIS MARKETS INC
filed 2007-08-09
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

As of August 9, 2007, there were issued and outstanding 26,990,849 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2007	December 30, 2006
	(unaudited)
Assets
Current:
Cash and cash equivalents	$49,751	$27,545
Marketable securities	25,882	38,163
Accounts receivable, net	43,252	41,885
Inventories	186,589	189,468
Prepaid expenses	4,357	3,932
Income taxes recoverable	1,894	---
Total current assets	311,725	300,993
Property and equipment, net	498,341	492,543
Goodwill	15,722	15,722
Intangible and other assets, net	4,475	4,804
Total assets	$830,263	$814,062
Liabilities
Current:
Accounts payable	$103,172	$105,859
Accrued expenses	24,781	22,307
Accrued self-insurance	23,106	22,778
Payable to employee benefit plans	978	1,435
Income taxes payable	---	865
Deferred income taxes	3,351	298
Total current liabilities	155,388	153,542
Postretirement benefit obligations	13,697	12,912
Deferred income taxes	15,739	18,445
Total liabilities	184,824	184,899
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,017,357 and 33,009,046 shares issued, respectively	8,889	8,595
Retained earnings	775,988	760,531
Accumulated other comprehensive income
(Net of deferred taxes of $5,062 in 2007 and $4,315 in 2006)	7,137	6,084
	792,014	775,210
Treasury stock at cost, 6,028,442 and 6,016,291 shares,
respectively	(146,575)	(146,047)
Total shareholders' equity	645,439	629,163
Total liabilities and shareholders' equity	$830,263	$814,062
See accompanying notes to consolidated financial statements.

Page 1 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net sales	$578,812	$561,944	$1,150,607	$1,109,729
Cost of sales, including warehousing and distribution expenses	424,601	410,688	844,854	810,563
Gross profit on sales	154,211	151,256	305,753	299,166
Operating, general and administrative expenses	126,559	128,339	258,349	254,219
Income from operations	27,652	22,917	47,404	44,947
Investment income	773	1,145	1,464	2,454
Income before provision for income taxes	28,425	24,062	48,868	47,401
Provision for income taxes	10,268	8,571	17,305	16,974
Net income	$18,157	$15,491	$31,563	$30,427
Weighted-average shares outstanding, basic	26,988,659	27,020,978	26,989,728	27,020,725
Weighted-average shares outstanding, diluted	27,000,535	27,032,278	27,001,904	27,033,668
Cash dividends per share	$0.29	$0.29	$0.58	$0.58
Basic and diluted earnings per share	$0.67	$0.57	$1.17	$1.13

See accompanying notes to consolidated financial statements.
Page 2 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	26 Weeks Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income	$31,563	$30,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,148	21,428
Amortization	3,778	2,962
(Gain) Loss on disposition of fixed assets	(5,207)	114
Gain on sale of marketable securities	---	(431)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(1,792)	1,163
Inventories	2,879	3,620
Income taxes recoverable	(1,894)	---
Accounts payable and other liabilities	443	2,558
Income taxes payable	(1,317)	(1,372)
Deferred income taxes	(400)	(2,423)
Other	300	38
Net cash provided by operating activities	51,501	58,084

Cash flows from investing activities:
Purchase of property and equipment	(33,309)	(49,920)
Proceeds from the sale of property and equipment	6,121	106
Proceeds from maturities of marketable securities	13,781	1,010
Net cash used in investing activities	(13,407)	(48,804)

Cash flows from financing activities:
Proceeds from issuance of common stock	294	183
Dividends paid	(15,654)	(15,672)
Purchase of treasury stock	(528)	(183)
Net cash used in financing activities	(15,888)	(15,672)

Net increase (decrease) in cash and cash equivalents	22,206	(6,392)
Cash and cash equivalents at beginning of year	27,545	69,300
Cash and cash equivalents at end of period	$49,751	$62,908

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

(2) Current Relevant Accounting Standards
In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48, which clarifies SFAS 109, establishes the criteria that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the company's financial statements. The company adopted FIN 48 on December 31, 2006, the first day of the 2007 fiscal year, and, as a result, recognized a $452,000 decrease to opening retained earnings from the cumulative effect of adoption. As of December 31, 2006, the total amount of gross unrecognized tax benefits is $692,000. Of this amount, approximately $240,000 would impact our effective tax rate over time, if recognized. The company continues to follow the practice of recognizing interest and penalties related to income tax matters as a part of the provision for income taxes. As of December 31, 2006, the company had $189,000 of accrued interest and penalties.

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

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended June 30, 2007 and July 1, 2006 are as follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net income	$18,157	$15,491	$31,563	$30,427
Other comprehensive income by component, net of tax:
Unrealized holding gains arising during period (Net of deferred taxes of $303 and $123 respectively for the 13 Weeks Ended and $747 and $513 respectively for the 26 Weeks Ended)	427	173	1,053	724
Reclassification adjustment for gains included in net income (Net of taxes of $0 and $179, respectively for the 26 Weeks Ended)	---	---	---	(252)
Comprehensive income, net of tax	$18,584	$15,664	$32,616	$30,899

Page 4 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Weis Markets, Inc. was founded in 1912 by Sigmund and Harry Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of June 30, 2007, the company operated 157 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. In addition to its retail food stores, the company operates 31 SuperPetz pet supply stores in ten states: Alabama, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

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

OPERATING RESULTS
Total sales for the second quarter ended June 30, 2007 increased 3.0% to $578.8 million compared to sales of $561.9 million in the same quarter of 2006. Comparable store sales in the second quarter increased 3.2% compared to a 3.8% increase in 2006. Sales for the first half of this year increased 3.7% to $1.15 billion compared to $1.11 billion in 2006. Through the first half of the year, the company experienced a strong comparable store sales growth of 3.6% compared to a 1.4% increase for the same period a year ago. The company attributed its sales increase to successful sales building strategies and aggressive promotional pricing.

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

Gross profit of $154.2 million at 26.6% of sales, increased $3.0 million or 2.0% versus the same quarter last year and the gross profit rate decreased 0.3%. The year-to-date gross profit at 26.6% of sales increased $6.6 million or 2.2%, while the gross profit rate decreased 0.4%. The company's gross profit rate was adversely impacted by aggressive promotional activity.

Page 5 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)
The company is in the second phase of its implementation of an exception reporting and performance management application and anticipates completion in 2007. This rules-based exception-monitoring tool provides store management with real-time information, which is expected to improve shrink control and gross profit margin results.

The second quarter operating, general and administrative expenses of $126.6 million at 21.9% of sales, decreased $1.8 million or 1.4% compared to the same quarter in 2006. As a percentage of sales, operating expenses were 0.9% lower than the second quarter last year. Year-to-date operating, general and administrative expenses increased $4.1 million compared to the first half of last year, these expenses decreased to 22.5% of sales from 22.9% in 2006. The quarter and year-to-date percent of sales decrease is attributable to a pre-tax gain on the sale of a closed store facility and an undeveloped parcel of land for a total of $5.3 million. Interchange fees for accepting credit/debit cards increased 13.9% in the quarter compared to the same period in 2006. The company remains extremely concerned about the continuing rise in interchange fees for accepting credit/debit card transactions. Consequently, the company is working with a wide variety of corporations and associations to reduce interchange rates through legislative and regulatory initiatives.

In the second quarter, the company's investment income totaled $773,000 at 0.1% of sales, a decrease of $372,000 or 32.5% compared to the same period a year ago. Year-to-date, the company's investment income decreased $990,000 or 40.3% to $1.5 million. The company realized a long-term gain of $431,000 on the sale of equities from its investment portfolio during the first quarter of 2006.

The effective tax rate for the second quarter of 2007 and 2006 was 36.1% and 35.6%, respectively. Year-to-date, the effective tax rate was 35.4% for 2007 compared to 35.8% for the first half of last year. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes.

For the three-month period ending June 30, 2007, net income of $18.2 million increased 17.2% compared to the same period last year. Basic and diluted earnings per share of $.67 for the quarter increased $.10 or 17.5% compared to 2006. Year-to-date earnings increased 3.7% from $30.4 million to $31.6 million. Basic and diluted earnings per share in the first half of 2007 increased 3.5% to $1.17 compared to $1.13 generated in the first half of last year.

LIQUIDITY AND CAPITAL RESOURCES
During the first twenty-six weeks of 2007, the company generated $51.5 million in cash flows from operating activities compared to $58.1 million for the same period in 2006. Working capital increased $8.9 million or 6.0% since the beginning of the year. First half 2006 cash flows from operating activities benefited from a $2.3 million reimbursement for prepaid associate medical benefits because of contract changes.

Net cash used in investing activities in the first half of 2007 amounted to $13.4 million compared to the $48.8 million used in 2006. Capital expenditures for the first half totaled $33.3 million compared to $49.9 million in 2006. The company estimated that its capital expenditure plans would require an investment of $72.5 million in 2007. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

Net cash used in financing activities during the first twenty-six weeks of 2007 was $15.9 million compared to $15.7 million in 2006. In 2007, treasury stock purchases amounted to $528,000 in the period compared to $183,000 in the first half last year. The Board of Directors' 2004 resolution authorizing the purchase of one million shares of treasury stock has a remaining balance of 852,108 shares.

Page 6 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
Cash dividends of $15.7 million were paid to shareholders in the first half of 2007, approximately the same amount as a year ago. At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on August 17, 2007 to shareholders of record on August 3, 2007.

The company has no other commitment of capital resources as of June 30, 2007, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2027. The company anticipates funding its working capital requirements and its $72.5 million capital expansion program through internally generated cash flows from operations.

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

Page 7 of 9 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the six months ended June 30, 2007. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 30, 2006 and is incorporated herein by reference.

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

WEIS MARKETS, INC.
(Registrant)

Date 8/9/2007	/S/Norman S. Rich
Norman S. Rich
President and Chief Executive Officer

Date 8/9/2007	/S/William R. Mills
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

Date: August 9, 2007                                                                                                    /S/ Norman S. Rich
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

Date: August 9, 2007                                                                                                     /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President and Chief Executive Officer, and William R. Mills, Senior Vice President, Treasurer and Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President and Chief Executive Officer
8/9/2007

/S/ William R. Mills
William R. Mills
Senior Vice President, Treasurer and Chief Financial Officer
8/9/2007

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