Form 10-Q
period 2007-09-29
WEIS MARKETS INC
filed 2007-11-08
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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

As of November 8, 2007, there were issued and outstanding 26,991,446 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 29, 2007	December 30, 2006
	(unaudited)
Assets
Current:
Cash and cash equivalents	$55,545	$27,545
Marketable securities	26,341	38,163
Accounts receivable, net	45,970	41,885
Inventories	185,789	189,468
Prepaid expenses	5,255	3,932
Income taxes recoverable	5,227	---
Total current assets	324,127	300,993
Property and equipment, net	494,567	492,543
Goodwill	15,722	15,722
Intangible and other assets, net	4,310	4,804
Total assets	$838,726	$814,062
Liabilities
Current:
Accounts payable	$107,109	$105,859
Accrued expenses	25,414	22,307
Accrued self-insurance	23,400	22,778
Payable to employee benefit plans	1,310	1,435
Income taxes payable	---	865
Deferred income taxes	4,295	298
Total current liabilities	161,528	153,542
Postretirement benefit obligations	14,050	12,912
Deferred income taxes	14,569	18,445
Total liabilities	190,147	184,899
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,043,957 and 33,009,046 shares issued, respectively	9,816	8,595
Retained earnings	778,977	760,531
Accumulated other comprehensive income
(Net of deferred taxes of $5,283 in 2007 and $4,315 in 2006)	7,449	6,084
	796,242	775,210
Treasury stock at cost, 6,052,578 and 6,016,291 shares,
respectively	(147,663)	(146,047)
Total shareholders' equity	648,579	629,163
Total liabilities and shareholders' equity	$838,726	$814,062
See accompanying notes to consolidated financial statements.

Page 1 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		39 Weeks Ended
	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net sales	$564,966	$557,177	$1,715,573	$1,666,907
Cost of sales, including warehousing and distribution expenses	417,272	409,204	1,262,126	1,219,769
Gross profit on sales	147,694	147,973	453,447	447,138
Operating, general and administrative expenses	132,471	131,836	390,820	386,055
Income from operations	15,223	16,137	62,627	61,083
Investment income	768	1,105	2,232	3,559
Income before provision for income taxes	15,991	17,242	64,859	64,642
Provision for income taxes	5,174	5,677	22,479	22,650
Net income	$10,817	$11,565	$42,380	$41,992
Weighted-average shares outstanding, basic	26,990,991	27,021,128	26,990,149	27,020,859
Weighted-average shares outstanding, diluted	26,998,807	27,028,544	26,998,397	27,031,707
Cash dividends per share	$0.29	$0.29	$0.87	$.87
Basic and diluted earnings per share	$0.40	$0.43	$1.57	$1.55

See accompanying notes to consolidated financial statements.
Page 2 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	39 Weeks Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net income	$42,380	$41,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,185	32,868
Amortization	5,679	4,492
(Gain) loss on impairment / disposition of fixed assets	(8,163)	1,113
Gain on sale of marketable securities	---	(431)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	(5,408)	4,402
Inventories	3,679	4,585
Income taxes recoverable	(5,227)	---
Accounts payable and other liabilities	5,992	12,010
Income taxes payable	(1,317)	(1,647)
Deferred income taxes	(847)	(3,669)
Other	374	(36)
Net cash provided by operating activities	72,327	95,679

Cash flows from investing activities:
Purchase of property and equipment	(45,522)	(71,399)
Proceeds from the sale of property and equipment	11,291	2,096
Purchase of marketable securities	---	(33,021)
Proceeds from maturities of marketable securities	13,781	11,998
Proceeds from sale of marketable securities	---	1,010
Net cash used in investing activities	(20,450)	(89,316)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,221	221
Dividends paid	(23,482)	(23,508)
Purchase of treasury stock	(1,616)	(245)
Net cash used in financing activities	(23,877)	(23,532)

Net increase (decrease) in cash and cash equivalents	28,000	(17,169)
Cash and cash equivalents at beginning of year	27,545	69,300
Cash and cash equivalents at end of period	$55,545	$52,131

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

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended September 29, 2007 and September 30, 2006 are as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Sept. 29, 2007	Sept. 30, 2006	Sept. 29, 2007	Sept. 30, 2006
Net income	$10,817	$11,565	$42,380	$41,992
Other comprehensive income by component, net of tax:
Unrealized holding gains arising during period (Net of deferred taxes of $221 and $572 respectively for the 13 Weeks Ended and $968 and $1,086 respectively for the 39 Weeks Ended)	312	807	1,365	1,531
Reclassification adjustment for gains included in net income (Net of taxes of $0 and $179, respectively for the 39 Weeks Ended)	---	---	---	(252)
Comprehensive income, net of tax	$11,129	$12,372	$43,745	$43,271

Page 4 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Weis Markets, Inc. was founded in 1912 by Sigmund and Harry Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of September 29, 2007, the company operated 155 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. In addition to its retail food stores, the company operates 31 SuperPetz pet supply stores in ten states: Alabama, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

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

OPERATING RESULTS
Total sales for the third quarter ended September 29, 2007 increased 1.4% to $565.0 million compared to sales of $557.2 million in the same quarter of 2006. Comparable store sales in the third quarter increased 1.8% compared to a 3.2% increase in 2006. The increase in identical store sales was the result of an increase in average sales per customer transaction; however customer store visits in the third quarter were flat compared to the same period one year ago. Sales for the first three quarters of this year increased 2.9% to $1.72 billion compared to $1.67 billion in 2006. Through the first three quarters of the year, the company experienced a comparable store sales growth of 3.0% compared to a 2.0% increase for the same period a year ago. Sales are being impacted by lower pharmacy sales as the result of generic prescriptions supplanting their brand-name counterparts and the shift of Medicare D prescriptions to mail order. Management does not foresee a change in this trend in the near future.

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

Gross profit of $147.7 million at 26.1% of sales, decreased $279,000 or .2% versus the same quarter last year and the gross profit rate decreased 0.5%. The year-to-date gross profit at 26.4% of sales increased $6.3 million or 1.4%, while the gross profit rate decreased 0.4%. The reduction in gross profit rate is predominately the result of poor inventory control at the store level.

Page 5 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)
The company is in the second phase of its implementation of an exception reporting and performance management application. This rules-based exception-monitoring tool provides store management with real-time information, which is expected to improve shrink control and gross profit margin results.

The third quarter operating, general and administrative expenses of $132.5 million at 23.4% of sales, increased $635,000 or 0.5% compared to the same quarter in 2006. As a percentage of sales, operating expenses were 0.3% lower than the third quarter last year. Year-to-date operating, general and administrative expenses increased $4.8 million compared to the first three quarters of last year, these expenses decreased to 22.8% of sales from 23.2% in 2006. The third quarter percent of sales decrease is mainly attributable to a pre-tax gain on the sale of a closed store facility for $2.7 million in 2007 versus a pre-tax impairment loss of $1.7 million on two closed store facilities in the third quarter of 2006. Similarly, the year-to-date percent of sales decrease is due to a pre-tax gain on the sale of two closed store facilities, including the facility in the third quarter and an undeveloped parcel of land for a total of $8.2 million. As a percent of sales, store labor expense increased 0.5 % in the third quarter and 0.2% year-to-date. Pennsylvania increased the minimum wage rate twice in 2007 totaling $2.00 per hour, where the majority of the company's stores are located. Although the company paid its associates more than the minimum wage rate, the increase impacted associate rates well above minimum wage. In addition, the company increased associate rates in neighboring states.

Interchange fees for accepting credit/debit cards increased 8.9% in the quarter compared to the same period in 2006. The company remains extremely concerned about the continuing rise in interchange fees for accepting credit/debit card transactions. Consequently, the company is working with a wide variety of corporations and associations to reduce interchange rates through legislative and regulatory initiatives.

In the third quarter, the company's investment income totaled $768,000 at 0.1% of sales, a decrease of $337,000 or 30.5% compared to the same period a year ago. Year-to-date, the company's investment income decreased $1.3 million or 37.3% to $2.2 million. The company realized a long-term gain of $431,000 on the sale of equities from its investment portfolio during the first quarter of 2006.

The effective tax rate for the third quarter of 2007 and 2006 was 32.4% and 32.9%, respectively. Year-to-date, the effective tax rate was 34.7% for 2007 compared to 35.0% for the first three quarters of last year. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes. In the current quarter, state tax expense was recaptured that was previously expensed in the first half of the year.

For the three-month period ending September 29, 2007, net income of $10.8 million decreased 6.5% compared to the same period last year. Basic and diluted earnings per share of $.40 for the quarter decreased $.03 or 7.0% compared to 2006. Year-to-date earnings increased 0.9% from $42.0 million to $42.4 million. Basic and diluted earnings per share in the first three quarters of 2007 increased 1.3% to $1.57 compared to $1.55 generated in the first three quarters of last year.

LIQUIDITY AND CAPITAL RESOURCES
During the first thirty-nine weeks of 2007, the company generated $72.3 million in cash flows from operating activities compared to $95.7 million for the same period in 2006. Working capital increased $15.1 million or 10.3% since the beginning of the year. The first three quarters of 2006 cash flows from operating activities benefited from a $2.3 million reimbursement for prepaid associate medical benefits because of contract changes.

Page 6 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
Net cash used in investing activities in the first three quarters of 2007 amounted to $20.5 million compared to the $89.3 million used in 2006. Capital expenditures for the first three quarters totaled $45.5 million compared to $71.4 million in 2006. The company estimated that its capital expenditure plans would require an investment of $72.5 million in 2007. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

Net cash used in financing activities during the first thirty-nine weeks of 2007 was $23.9 million compared to $23.5 million in 2006. In 2007, treasury stock purchases amounted to $1.6 million in the period compared to $245,000 in the first three quarters of last year. The Board of Directors' 2004 resolution authorizing the purchase of one million shares of treasury stock has a remaining balance of 847,233 shares.

Cash dividends of $23.5 million were paid to shareholders in the first three quarters of 2007, approximately the same amount as a year ago. At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on November 16, 2007 to shareholders of record on November 2, 2007.

The company has no other commitment of capital resources as of September 29, 2007, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2027. The company anticipates funding its working capital requirements and its $72.5 million capital expansion program through internally generated cash flows from operations.

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

Page 7 of 9 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the nine months ended September 29, 2007. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 30, 2006 and is incorporated herein by reference.

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

WEIS MARKETS, INC.
(Registrant)

Date 11/8/2007	/S/Norman S. Rich
Norman S. Rich
President and Chief Executive Officer

Date 11/8/2007	/S/William R. Mills
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

Date: November 8, 2007                                                                                                /S/ Norman S. Rich
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

Date: November 8, 2007                                                                                                 /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending September 29, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, President and Chief Executive Officer, and William R. Mills, Senior Vice President, Treasurer and Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
President and Chief Executive Officer
11/8/2007

/S/ William R. Mills
William R. Mills
Senior Vice President, Treasurer and Chief Financial Officer
11/8/2007

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