Form 10-K
period 2007-12-29
WEIS MARKETS INC
filed 2008-03-07
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

Large accelerated filer   [   ]                                Accelerated filer   [X]                                Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No   [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $508,010,000 as of June 30, 2007, the last business day of the most recently completed second quarter.
Shares of common stock outstanding as of March 7, 2008 - 26,967,165.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 10, 2008 are incorporated by reference in Part III of this Form 10-K.

  WEIS MARKETS, INC.

WEIS MARKETS, INC.

 PART I

Item 1.      Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2007. The company's stock has been traded on the New York Stock Exchange since 1965 under the symbol "WMK." The Weis family currently owns approximately 64% of the outstanding shares. Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman and Secretary. Both are involved in the day-to-day operations of the business.

The company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel and general merchandise items, such as health and beauty care and household products. In addition, customer convenience is addressed at many locations by offering services such as third parties providing in-store banks, laundry services and take-out restaurants. The company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The company utilizes a loyalty card program, "Weis Club Preferred Shopper," which provides shoppers with an opportunity to receive discounts, promotions and rewards. The company currently owns and operates 155 retail food stores and a chain of 31 SuperPetz, LLC pet supply stores. The company's operations are reported as a single reportable segment.

The percentage of net sales contributed by each class of similar products for each of the previous five fiscal years was:

Year	Grocery	Meat	Produce	Pharmacy	Pet Supply	Other
2007	53.76	16.09	14.82	9.77	2.34	3.22
2006	53.52	15.99	14.99	10.22	2.55	2.73
2005	53.93	16.18	14.79	10.21	2.70	2.19
2004	53.91	16.19	14.58	10.45	2.98	1.89
2003	54.55	15.70	14.67	10.28	3.18	1.62

Retail food store locations by state and by trade name as of year-end are as follows:

			Mr. Z's	King's	Cressler's	Scot's
State	Total	Weis Markets	Food Mart	Supermarkets	Marketplace	Lo-Cost	Save-A-Lot
Pennsylvania	125	98	16	6	1	3	1
Maryland	24	24
New Jersey	3	3
New York	1	1
West Virginia	2	2
Total	155	128	16	6	1	3	1

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

Square feet	Number of stores
55,000 to 66,000	33
45,000 to 54,999	71
35,000 to 44,999	31
25,000 to 34,999	11
Under 25,000	9
Total	155

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2007	2006	2005	2004	2003
Beginning store count	156	158	157	158	160
New stores	1	2	1	1	---
Relocations	1	1	1	2	1
Closed stores	(2)	(4)	---	(2)	(2)
Relocated stores	(1)	(1)	(1)	(2)	(1)
Sold	---	---	---	---	---
Ending store count	155	156	158	157	158
Total square feet (000's), at year-end	7,301	7,311	7,280	7,183	7,157
Additions/major remodels	4	5	3	2	4

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

At year-end, SuperPetz, LLC operated 2 stores in Alabama, 1 store in Georgia, 1 store in Indiana, 1 store in Maryland, 2 stores in Michigan, 1 store in North Carolina, 6 stores in Ohio, 9 stores in Pennsylvania, 5 stores in South Carolina and 3 stores in Tennessee.

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

The company currently has approximately 17,000 full-time and part-time associates.

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

Execution of Expansion Plans: In 2008, the company expects to invest $78.9 million for capital expenditures, which includes all store, distribution and manufacturing projects and equipment purchases. Over the next twelve months, the company is planning to build one superstore unit and will continue to invest in its existing store base with nine additions and five remodels. Circumstances outside the company's control could negatively impact these anticipated capital investments. The company cannot determine with certainty whether its new stores will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on the company's business and results of its operations.

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

Self-Insurance Exposure: The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250,000 to $1,000,000. Although the company has minimized its exposure on individual claims, the company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising and having a significant impact on earnings.

Page 3 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.  Risk Factors:(continued)

Taxes: The company's future effective tax rate may increase from current rates due to changes in laws and the status of pending items with various taxing authorities.

Item 1b.  Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.    Properties:

The company currently owns and operates 83 of its retail food stores, and leases and operates 72 stores under operating leases that expire at various dates through 2026. SuperPetz leases all 31 of its retail store locations. The company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

Page 4 of 32 (Form 10-K)

WEIS MARKETS, INC.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The company's stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings, on December 29, 2007 as provided by the company's transfer agent was 8,157. High and low stock prices and dividends paid per share for the last two fiscal years were:

	2007			2006
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$45.70	$39.76	$.29	$46.25	$40.75	$.29
Second	45.41	40.50	.29	44.79	37.75	.29
Third	47.10	38.24	.29	41.49	37.97	.29
Fourth	44.34	39.50	.29	41.50	38.88	.29

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the company's common stock against the cumulative total return of the S&P Composite-500 Stock Index and the cumulative total return of a published group index for the Retail Grocery Stores Industry ("Peer Group"), provided by Value Line, Inc., for the period of five years. The graph depicts $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year in Weis Markets, Inc. common stock, S&P 500, and the Peer Group. The cumulative total return assumes reinvestment of dividends.

Comparative Five-Year Total Returns

	2002	2003	2004	2005	2006	2007
Weis Markets	100.00	120.92	136.85	157.21	150.74	154.20
S&P 500	100.00	126.38	137.75	141.88	161.20	166.89
Peer Group	100.00	166.39	179.87	219.71	277.70	326.44

Page 5 of 32 (Form 10-K)

WEIS MARKETS, INC.

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

Five Year Review of Operations

	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks
(dollars in thousands, except shares, per share amounts and store information)	Ended	Ended	Ended	Ended	Ended
	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004	Dec. 27, 2003
Net sales	$2,318,551	$2,244,512	$2,222,598	$2,097,712	$2,042,499
Costs and expenses	2,243,802	2,162,908	2,126,373	2,011,331	1,955,119
Income from operations	74,749	81,604	96,225	86,381	87,380
Investment income	3,010	4,484	3,081	1,222	824
Income before provision for income taxes	77,759	86,088	99,306	87,603	88,204
Provision for income taxes	26,769	30,078	35,885	30,412	33,628
Net income	50,990	56,010	63,421	57,191	54,576
Retained earnings, beginning of year	760,531	735,865	702,714	702,961	678,294
	811,521	791,875	766,135	760,152	732,870
Less cumulative effect of change in accounting for income taxes	452	---	---	---	---
Cash dividends	31,309	31,344	30,270	57,438	29,909
Retained earnings, end of year	$779,760	$760,531	$735,865	$702,714	$702,961
Weighted-average shares outstanding, diluted	26,993,997	27,027,198	27,033,789	27,098,276	27,186,277
Cash dividends per share	$1.16	$1.16	$1.12	$2.12	$1.10
Basic and diluted earnings per share	$1.89	$2.07	$2.35	$2.11	$2.01
Working capital	$157,385	$147,451	$170,100	$143,440	$167,154
Total assets	$840,069	$814,062	$784,128	$745,479	$740,920
Shareholders' equity	$648,228	$629,163	$603,857	$571,700	$575,448
Number of grocery stores	155	156	158	157	158
Number of pet supply stores	31	31	32	33	33

Page 6 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations:

Company Overview

Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. At the end of 2007, the company operated 155 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. In addition to its retail food stores, the company operates 31 SuperPetz pet supply stores in ten states: Alabama, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Company revenues are generated in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, prescriptions, deli/bakery products, prepared foods, fuel, and general merchandise items, such as health and beauty care and household products. The company supports its retail operations through a centrally located distribution facility, its own transportation fleet, four manufacturing facilities and its administrative offices. The company's operations are reported as a single reportable segment.

The following analysis should be read in conjunction with Financial Statements included in the 2007 Quarterly Reports on Form 10-Q and the 2006 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Results of Operations

Total company sales for the 52-week year ending December 29, 2007 of $2.319 billion, increased $74.0 million or 3.3% compared to sales of $2.245 billion generated in fiscal 2006. Total company sales for 2006 of $2.245 billion, increased $21.9 million or 1.0% compared to sales of $2.223 billion generated in fiscal 2005, a 53-week year. Comparable store sales in 2007 increased 3.5% compared to 2006. Adjusting for the extra week in 2005, sales in 2006 increased 2.8% compared to 2005 and comparable store sales increased 2.0%.

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

The increase in comparable store sales during 2007 was primarily the result of an increase in average sales per customer transaction, which was the result of changes in product mix and inflation. However, the number of customer store visits was flat for the year compared to the same period one year ago. Sales were and continue to be significantly impacted by lower pharmacy sales as the result of lower-priced generic prescriptions supplanting their brand-name equivalents and the shift of Medicare Part D prescriptions to mail order. The company benefited from increased perishable sales and successful sales building strategies, which helped offset the decrease in pharmacy sales. Management does not foresee a change in this trend in the near future.

The company launched its "Where Freshness Matters" campaign and "Weis Steakhouse Angus" program in 2006, highlighting freshness, quality and value of its perishable products, resulting in strong customer acceptance and sales growth in both 2006 and 2007. In the coming year, the company will continue to promote the quality and value of its perishable products and its commitment to customer service.

Although the company experienced product cost inflation for all three years presented, management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Page 7 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Gross profit dollars generated from sales increased $4.8 million in 2007, or .8%, to $602.1 million compared to 2006, which increased $9.6 million compared to 2005. Gross profit as a percentage of sales decreased to 26.0% in 2007 compared to 26.6% and 26.4% in 2006 and 2005, respectively. Throughout the past year, the company continued its aggressive promotional activity while keeping its overall pricing competitively low during a time of significant wholesale food inflation.

In 2007, wholesale prices increased much more quickly than the retail prices paid by consumers. According to the latest U.S. Bureau of Labor Statistics' report, food-at-home price inflation increased 4.2% in 2007 while wholesale food inflation increased at a higher rate of 6.5%. This difference contributed significantly to the decline in the company's gross profit rate. In the fourth quarter alone, the company's gross profit rate decreased from 26.0% in 2006 to 24.7% in 2007. An area of top priority for management in 2008 will be the reduction of store inventory losses, which increased $6.7 million or 64.6% in 2007. In addition, the company's diesel fuel costs increased 5.6% compared to 2006. At this time, management is unaware of any other events or trends that may cause a material change to its overall financial operation due to fluctuations in product costs.

Operating, general and administrative expenses in 2007 increased $11.7 million to $527.4 million or as a percentage of sales, 22.7% compared to 23.0% and 22.1% in 2006 and 2005, respectively. Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 4.3% in 2007 compared to 2006. Pennsylvania, where the majority of the company's stores are located, increased the minimum wage rate twice in 2007 totaling $2.00 per hour. Although the company paid its associates more than the minimum wage rate, the increase impacted associate rates well above minimum wage. In addition, the company increased associate rates in neighboring states.

The company's cost for accepting credit/debit cards, known as interchange fees, increased 12.3% to $12.8 million in 2007. Major credit card companies control over 87% of the interchange fee network, which allows them to unilaterally raise their rates at will. According to an independent study conducted by Diamond Management & Technology Consultants, only 13% of the interchange fees represents the actual cost to process these transactions. The company remains extremely concerned about this inequity and the excessive increases in interchange fees for accepting credit/debit card transactions. It is currently working with a wide variety of corporations and trade associations to make credit card interchange fees fair and bring competition to this broken market through legislative and regulatory initiatives.

The company expensed an additional $3.8 million in depreciation and amortization in 2007 due to its capital expenditure spending and its use of an accelerated method of depreciation. Operating, general and administrative expenses were positively affected in 2007 by a pre-tax gain on the sale of two closed store facilities and an undeveloped parcel of land for a total gain of $8.0 million. Conversely, in 2006, the company incurred a pre-tax impairment loss of $1.7 million on two closed store facilities and expensed $417,000 for the environmental remediation on a non-store property. Earnings were further impacted in 2007 and 2006 by a $1.2 million and a $1.4 million adjustment to liabilities for future expenses on closed stores.

In 2007, the company's investment income decreased $1.5 million or 32.9%, to $3.0 million. Due to declining yields on short-term money market funds, the company experienced a $745,000 decrease in interest income in 2007 compared to 2006. In 2006, the company's investment income increased $1.4 million, or 45.5% to $4.5 million, compared to 2005. The company realized a long-term gain of $431,000 on the sale of equities from its investment portfolio in 2006, and a gain of $422,000 in 2005.

The company's combined federal and state effective tax rate was 34.4% in 2007, 34.9% in 2006 and 36.1% in 2005. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences relating to tax-free income.

Net income in 2007 was $51.0 million or 2.2% of sales compared to $56.0 million or 2.5% of sales in 2006 and $63.4 million or 2.9% of sales in 2005. Basic and diluted earnings per share of $1.89 in 2007 compared to $2.07 in 2006 and $2.35 in 2005.

Page 8 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources

Net cash provided by operating activities was $85.4 million in 2007 compared with $99.3 million in 2006 and $104.3 million in 2005. Working capital increased 6.7% in 2007, decreased 13.3% in 2006, and increased 18.6% in 2005. The considerable decline in working capital in 2006 was primarily due to the company's increased investment in property and equipment.

Net cash used in investing activities was $39.1 million in 2007 compared to $108.5 million in 2006, and $62.4 million in 2005. These funds were used primarily for the purchases of new securities and property and equipment in the three years presented. Property and equipment purchases during 2007 totaled $64.2 million compared to $100.0 million in 2006 and $55.5 million in 2005. As a percentage of sales, capital expenditures were 2.8%, 4.5% and 2.5% in 2007, 2006 and 2005, respectively.

The company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $78.9 million in 2008.

Net cash used in financing activities during 2007 was $32.7 million compared to $32.5 million in 2006 and $30.8 million in 2005. At December 29, 2007, the company had outstanding letters of credit of $26.9 million.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.16 in 2007, $1.16 in 2006 and $1.12 in 2005. Treasury stock purchases amounted to $2.7 million in 2007, compared to $1.4 million in 2006 and $715,000 in 2005. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the company's common stock has a remaining balance of 822,833 shares.

The company has no other commitment of capital resources as of December 29, 2007, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2026. The company anticipates funding its working capital requirements and its $78.9 million capital expansion program through internally generated cash flows from operations.

The company's earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings. The company's marketable securities portfolio currently consist of Pennsylvania tax-free state and municipal bonds, equity securities and other short-term investments. Other short-term investments are classified as cash equivalents on the Consolidated Balance Sheets.

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

Page 9 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Contractual Obligations

The following table represents scheduled maturities of the company's long-term contractual obligations as of December 29, 2007.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$226,557	$28,900	$51,462	$37,388	$108,807
Total	$226,557	$28,900	$51,462	$37,388	$108,807

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

Store Closing Costs

The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to five years. At December 29, 2007, closed store lease liabilities totaled $2.0 million. The company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which changes become known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Page 10 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Estimates (continued)

Self-Insurance

The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers' compensation claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250,000 to $1,000,000. Significant assumptions used in the development of the actuarial estimates include reliance on the company's historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Certifications

As required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the company submitted a Chief Executive Officer Certification to the New York Stock Exchange with no qualifications on April 23, 2007. The company filed with the Securities and Exchange Commission the Chief Executive Officer and Chief Financial Officer certifications as required under Section 302 of the Sarbanes-Oxley Act in the prior years as an Exhibit to Form 10-K.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates									Fair Value
December 29, 2007	2008	2009	2010	2011		2012		Thereafter	Total	Dec. 29, 2007
Rate sensitive assets:
Fixed interest rate securities	$1,200	$2,020	$6,135	$2,040	$	---	$	---	$11,395	$11,774
Average interest rate	2.97%	3.16%	3.48%	4.11%		---		---	3.48%

Other Relevant Market Risks
The company's equity securities at December 29, 2007 had a cost basis of $1,934,000 and a fair value of $14,408,000. The dividend yield realized on these equity investments was 4.34% in 2007. Market risk, as it relates to equities owned by the company, is discussed within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

Page 11 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 8.      Financial Statements and Supplementary Data:

WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
December 29, 2007 and December 30, 2006
	2007	2006
Assets
Current:
Cash and cash equivalents	$41,187	$27,545
Marketable securities	26,182	38,163
Accounts receivable, net	48,460	41,885
Inventories	193,732	189,468
Prepaid expenses	3,317	3,932
Income taxes recoverable	8,074	---
Total current assets	320,952	300,993
Property and equipment, net	499,246	492,543
Goodwill	15,722	15,722
Intangible and other assets, net	4,149	4,804
Total assets	$840,069	$814,062
Liabilities
Current:
Accounts payable	$111,555	$105,859
Accrued expenses	23,036	22,307
Accrued self-insurance	23,442	22,778
Payable to employee benefit plans	1,400	1,435
Income taxes payable	---	865
Deferred income taxes	4,134	298
Total current liabilities	163,567	153,542
Postretirement benefit obligations	14,027	12,912
Deferred income taxes	14,247	18,445
Total liabilities	191,841	184,899
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,044,357 and 33,009,046 shares issued, respectively	9,830	8,595
Retained earnings	779,760	760,531
Accumulated other comprehensive income, net	7,339	6,084
	796,929	775,210
Treasury stock at cost, 6,077,311 and 6,016,291 shares, respectively	(148,701)	(146,047)
Total shareholders' equity	648,228	629,163
Total liabilities and shareholders' equity	$840,069	$814,062
See accompanying notes to consolidated financial statements.

Page 12 of 32 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 29, 2007,
December 30, 2006 and December 31, 2005	2007	2006	2005
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Net sales	$2,318,551	$2,244,512	$2,222,598
Cost of sales, including warehousing and distribution expenses	1,716,424	1,647,233	1,634,874
Gross profit on sales	602,127	597,279	587,724
Operating, general and administrative expenses	527,378	515,675	491,499
Income from operations	74,749	81,604	96,225
Investment income	3,010	4,484	3,081
Income before provision for income taxes	77,759	86,088	99,306
Provision for income taxes	26,769	30,078	35,885
Net income	$50,990	$56,010	$63,421

Weighted-average shares outstanding, basic	26,987,786	27,016,877	27,026,748
Weighted-average shares outstanding, diluted	26,993,997	27,027,198	27,033,789

Cash dividends per share	$1.16	$1.16	$1.12
Basic and diluted earnings per share	$1.89	$2.07	$2.35
See accompanying notes to consolidated financial statements.

Page 13 of 32 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except shares)
For the Fiscal Years Ended December 29, 2007,
December 30, 2006 and December 31, 2005				Accumulated
				Other				Total
	Common Stock		Retained	Comprehensive	Treasury Stock			Shareholders'
	Shares	Amount	Earnings	Income	Shares	Amount		Equity
Balance at December 25, 2004	32,997,157	$8,199	$702,714	$4,747	5,964,330	$(143,960	) $	571,700
Net income	---	---	63,421	---	---	---		63,421
Other comprehensive loss, net of reclassification adjustments and tax	---	---	---	(451)	---	---		(451)
Comprehensive income								62,970
Shares issued for options	5,200	172	---	---	---	---		172
Treasury stock purchased	---	---	---	---	18,131	(715)		(715)
Dividends paid	---	---	(30,270)	---	---	---		(30,270)
Balance at December 31, 2005	33,002,357	8,371	735,865	4,296	5,982,461	(144,675)		603,857
Net income	---	---	56,010	---	---	---		56,010
Other comprehensive income, net of reclassification adjustments and tax	---	---	---	1,788	---	---		1,788
Comprehensive income								57,798
Shares issued for options	6,689	224	---	---	3,498	(154)		70
Treasury stock purchased	---	---	---	---	30,332	(1,218)		(1,218)
Dividends paid	---	---	(31,344)	---	---	---		(31,344)
Balance at December 30, 2006	33,009,046	8,595	760,531	6,084	6,016,291	(146,047)		629,163
Net income	---	---	50,990	---	---	---		50,990
Other comprehensive income, net of reclassification adjustments and tax	---	---	---	1,255	---	---		1,255
Comprehensive income								52,245
Cumulative effect of change in accounting for income taxes	---	---	(452)	---	---	---		(452)
Shares issued for options	35,311	1,235	---	---	25,561	(1,155)		80
Treasury stock purchased	---	---	---	---	35,459	(1,499)		(1,499)
Dividends paid	---	---	(31,309)	---	---	---		(31,309)
Balance at December 29, 2007	33,044,357	$9,830	$779,760	$7,339	6,077,311	$(148,701	) $	648,228
See accompanying notes to consolidated financial statements.

Page 14 of 32 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 29, 2007,
December 30, 2006 and December 31, 2005	2007	2006	2005
	(52 Weeks)	(52 Weeks)	(53 Weeks)
Cash flows from operating activities:
Net income	$50,990	$56,010	$63,421
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	47,511	45,000	43,875
Amortization	7,331	6,020	6,231
(Gain) loss on disposition / impairment of fixed assets	(8,031)	974	519
Gain on sale of marketable securities	(6)	(431)	(422)
Changes in operating assets and liabilities:
Inventories	(4,264)	(10,086)	(14,338)
Accounts receivable and prepaid expenses	(5,960)	(1,365)	(3,424)
Income taxes recoverable	(8,074)	---	1,729
Accounts payable and other liabilities	8,169	10,277	7,636
Income taxes payable	(1,317)	(1,155)	2,020
Deferred income taxes	(1,252)	(5,762)	(2,845)
Other	345	(201)	(98)
Net cash provided by operating activities	85,442	99,281	104,304

Cash flows from investing activities:
Purchase of property and equipment	(64,233)	(99,975)	(55,468)
Proceeds from the sale of property and equipment	11,374	2,696	291
Purchase of marketable securities	---	(33,020)	(8,248)
Proceeds from maturities of marketable securities	13,780	15,745	---
Proceeds from sale of marketable securities	7	6,010	1,000
Net cash used in investing activities	(39,072)	(108,544)	(62,425)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,235	224	172
Dividends paid	(31,309)	(31,344)	(30,270)
Purchase of treasury stock	(2,654)	(1,372)	(715)
Net cash used in financing activities	(32,728)	(32,492)	(30,813)

Net increase (decrease) in cash and cash equivalents	13,642	(41,755)	11,066
Cash and cash equivalents at beginning of year	27,545	69,300	58,234
Cash and cash equivalents at end of year	$41,187	$27,545	$69,300
See accompanying notes to consolidated financial statements.

Page 15 of 32 (Form 10-K)

WEIS MARKETS, INC.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the company's consolidated financial statements:

(a) Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2007.

(b) Definition of Fiscal Year

The company's fiscal year ends on the last Saturday in December. Fiscal 2007, 2006 and 2005 were comprised of 52 weeks, 52 weeks and 53 weeks, respectively.

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

(e) Reclassifications

The company reclassified "Other income" as originally reported for the fiscal year ended December 31, 2005 in the amount of $16.3 million. Prior to the reclassification, "Other income" included net rental income, coupon-handling fees, store service commissions, cardboard salvage, gain or loss on the disposition of fixed assets and interest expense. The majority of items were reclassified as reductions of "Operating, general and administrative expenses." Items which related to distribution were reclassified as "Cost of sales, including warehousing and distribution expenses." An immaterial amount of interest expense was netted with "Investment income."

The following table summarizes the changes to originally reported amounts and subtotals in the 2005 Consolidated Statements of Income:

	As
	Originally	As
	Reported	Reclassified
(dollars in thousands)	2005	2005
Net sales (not reclassified, for presentation only)	$2,222,598	$2,222,598
Cost of sales, including warehousing and distribution expenses	1,636,137	1,634,874
Gross profit on sales	586,461	587,724
Operating, general and administrative expenses	506,900	491,499
Income from operations	79,561	96,225
Investment income	3,408	3,081
Other income, net	16,337	---
Income before provision for income taxes (not reclassified, for presentation only)	$99,306	$99,306

(f) Cash and Cash Equivalents

The company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 29, 2007 and December 30, 2006 totaled $33.0 million and $23.5 million, respectively.

(g) Marketable Securities

Marketable securities consist of Pennsylvania tax-free state and municipal bonds and equity securities. By policy, the company invests primarily in high-grade marketable securities. The company classifies all of its marketable securities as available-for-sale.

Page 16 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(g) Marketable Securities (continued)

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

(h) Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $1.1 million and $1.1 million as of December 29, 2007 and December 30, 2006, respectively. The reserve balance relates to amounts due from pharmacy third party providers and customer returned checks. The company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions. Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

(i) Inventories

Inventories are valued at the lower of cost or market, using both the last-in, first-out (LIFO) and average cost methods. The company evaluates inventory shortages throughout the year based on actual physical counts in its facilities. Allowances for inventory shortages are recorded based on the results of these counts and to provide for estimated shortages from the last phyiscal count to the financial statement date. See additional disclosures regarding inventories in Note 3.

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

(k) Goodwill and Intangible Assets

The company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes that intangible assets with an indefinite useful life shall not be amortized until their useful life is determined to be no longer indefinite and should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 states that goodwill should not be amortized but tested for impairment for each reporting unit, on an annual basis and between annual tests in certain circumstances. Intangible assets with a definite useful life are generally amortized over periods ranging from 15 to 20 years. Estimated amortization expense for the next five fiscal years is approximately $374,000 in 2008, $343,000 in 2009, $329,000 in 2010 and 2011, and $325,000 in 2012. As of December 29, 2007, the company has no intangible assets, other than goodwill, with indefinite lives.

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

(m) Store Closing Costs

In accordance with FASB Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), the company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to five years. Closed store lease liabilities totaled $2.0 million and $1.9 million at December 29, 2007 and December 30, 2006, respectively. The company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.

(n) Self-Insurance

The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250,000 to $1,000,000.

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

(r) Revenue Recognition

Revenue from the sale of products to the company's customers is recognized at the point of sale. Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold. Periodically, the company will run a point based sales incentive program that rewards customers with future sales discounts. The company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software. Sales are reduced by these estimates over the life of the program. Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts. The company does not recognize revenue when it sells gift cards, but rather revenue is recognized at the time of customer redemption for products. The company does not record gift card breakage, thus maintaining gift cards sold at their full liability to the consumer. Merchandise return activity is immaterial to revenues.

Page 18 of 32 (Form 10-K)

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

Vendor allowances recorded as credits in cost of sales totaled $44.6 million in 2007, $42.6 million in 2006, and $40.7 million in 2005. Vendor paid cooperative advertising credits totaled $16.7 million in 2007, $16.5 million in 2006, and $16.8 million in 2005. These credits were netted against advertising costs within "Operating, general and administrative expenses." The company had accounts receivable due from vendors of $800,000 and $600,000 for earned advertising credits and $6.4 million and $7.2 million for earned promotional discounts as of December 29, 2007 and December 30, 2006, respectively. The company had $805,000 and $1.5 million in unearned revenue included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 29, 2007 and December 30, 2006, respectively.

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

(v) Advertising Costs

The company expenses advertising costs as incurred. The company recorded advertising expense, before vendor paid cooperative advertising credits, of $25.2 million in 2007, $26.1 million in 2006, and $24.6 million in 2005 in "Operating, general and administrative expenses."

(w) Rental Income

The company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of "Operating, general and administrative expenses." All leases are operating leases, as disclosed in Note 5, and do not contain upfront considerations.

(x) Current Relevant Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48, which clarifies SFAS 109, establishes the criterion that an individual tax position has to meet for some or all of the benefits of that position to be recognized in the company's financial statements.

The company adopted FIN 48 on December 31, 2006. The adoption of FIN 48 did not have a material effect on the company's consolidated financial statements. See additional disclosures regarding income taxes in Note 8.

Page 19 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(x) Current Relevant Accounting Standards (continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The company is currently assessing the impact of SFAS 157 on its financial statements.

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

Note 2 Marketable Securities
Marketable securities, as of December 29, 2007 and December 30, 2006, consisted of:

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 29, 2007	Cost	Gains	Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$11,704	$76	$6	$11,774
Equity securities	1,934	12,483	9	14,408
	$13,638	$12,559	$15	$26,182
		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 30, 2006	Cost	Gains	Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$25,830	$14	$79	$25,765
Equity securities	1,935	10,464	1	12,398
	$27,765	$10,478	$80	$38,163

Maturities of marketable securities classified as available-for-sale at December 29, 2007, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$1,220	$1,220
Due within one year through five years	10,484	10,554
Equity securities	1,934	14,408
	$13,638	$26,182

See additional disclosures regarding marketable securities in Notes 1(g) and 11.

Page 20 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 3 Inventories
Merchandise inventories, as of December 29, 2007 and December 30, 2006, were valued as follows:

(dollars in thousands)	2007	2006
LIFO	$154,268	$150,397
Average cost	39,464	39,071
	$193,732	$189,468

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the company's circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $54,494,000 and $47,314,000 higher than as reported on the above methods as of December 29, 2007 and December 30, 2006, respectively. During 2005, the company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4 Property and Equipment
Property and equipment, as of December 29, 2007 and December 30, 2006, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2007	2006
Land		$85,158	$84,094
Buildings and improvements	10-60	404,784	391,357
Equipment	3-12	608,458	585,213
Leasehold improvements	5-20	130,978	121,263
Total, at cost		1,229,378	1,181,927
Less accumulated depreciation and amortization		730,132	689,384
		$499,246	$492,543

Note 5 Lease Commitments
At December 29, 2007, the company leased approximately 55% of its open store facilities under operating leases that expire at various dates through 2026. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the company may extend the lease terms from 5 to 20 years. Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term. The company does not have any leases that include capital improvement funding or other lease concessions.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2007	2006	2005
Minimum annual rentals	$30,370	$30,147	$29,752
Contingent rentals	354	333	303
Lease or sublease income	(6,466)	(6,757)	(7,820)
	$24,258	$23,723	$22,235

Page 21 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 5 Lease Commitments (continued)

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining noncancelable lease terms in excess of one year as of December 29, 2007.

(dollars in thousands)	Leases	Subleases
2008	$28,900	$(4,580)
2009	27,774	(4,091)
2010	23,688	(3,435)
2011	19,781	(2,462)
2012	17,607	(1,038)
Thereafter	108,807	(2,587)
	$226,557	$(18,193)

The company has $1,791,000 accrued as of December 29, 2007, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received. The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

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

Retirement plan costs:

(dollars in thousands)	2007	2006	2005
Retirement savings plan	$1,034	$1,006	$988
Profit-sharing plan	922	900	896
Employee stock bonus plan	---	40	40
Deferred compensation plan	435	500	516
Supplemental retirement plan	396	965	777
Pharmacist deferred compensation plan	(75)	46	8
	$2,712	$3,457	$3,225

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

Page 22 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans (continued)
Change in the benefit obligations:

(dollars in thousands)	2007	2006
Benefit obligations at beginning of year	$6,571	$6,303
Interest cost	475	455
Benefit payments	(232)	(232)
Actuarial loss	(39)	45
	$6,775	$6,571

Weighted-average assumptions used to determine benefit obligations:	2007	2006
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:

(dollars in thousands)	2007	2006	2005
Interest cost	$475	$455	$434
Amount of recognized gain	271	187	150

Estimated future benefit payments:

(dollars in thousands)	Benefits
2008	$232
2009	1,195
2010	1,195
2011	1,195
2012	1,195
2013 - 2017	5,974

The company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates. These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. These plans are unfunded and accounted for on an accrual basis. Participants in these plans are excluded from participation in the Profit Sharing and Employee Stock Bonus plans. The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion. The allocation among the various plan participants is made in relationship to their compensation, years of service and job performance. Plan participants are 100% vested in their accounts after six years of service with the company. Benefits are distributed among participants upon reaching the applicable retirement age. Substantial risk of benefit forfeiture does exist for participants in these plans. The present value of accumulated benefits amounted to $7,484,000 and $6,572,000 at December 29, 2007 and December 30, 2006, respectively, and is included in "Postretirement benefit obligations" in the Consolidated Balance Sheets.

The company has no other postretirement benefit plans.

Page 23 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 7 Stock Option Plan
The company has an incentive stock option plan for officers and other key associates. Under the terms of the plan, option exercise prices are 100% of the "fair market value" of the shares on the date granted. Options previously granted are immediately exercisable and expire ten years after date of grant.

Changes during the three years ended December 29, 2007, in options outstanding under the plan were as follows:

	Weighted-Average	Shares
	Exercise Price	Under Option
Balance, December 25, 2004	$35.69	98,250
Exercised	$33.11	(5,200)
Forfeited	$35.97	(900)
Balance, December 31, 2005	$35.83	92,150
Exercised	$33.53	(6,689)
Expired	$31.50	(700)
Balance, December 30, 2006	$36.04	84,761
Exercised	$34.97	(35,311)
Expired	$32.88	(700)
Forfeited	$36.26	(1,700)
Balance, December 29, 2007	$36.88	47,050

Exercise prices for options outstanding as of December 29, 2007 ranged from $34.31 to $37.94. The weighted-average remaining contractual life of those options is two years. As of December 29, 2007, all options are exercisable.

Note 8 Income Taxes
The provision (benefit) for income taxes consists of:

(dollars in thousands)	2007	2006	2005
Current:
Federal	$27,069	$33,168	$34,991
State	952	2,672	3,739
Deferred:
Federal	(1,218)	(4,758)	(2,443)
State	(34)	(1,004)	(402)
	$26,769	$30,078	$35,885

The reconciliation of income taxes computed at the federal statutory rate (35% in 2007, 2006 and 2005) to the provision for income taxes is:

(dollars in thousands)	2007	2006	2005
Income taxes at federal statutory rate	$27,216	$30,131	$34,757
State income taxes, net of federal income tax benefit	597	1,084	2,169
Resolution and accrual of audit contingencies	---	---	(300)
Other	(1,044)	(1,137)	(741)
Provision for income taxes (effective tax rate 34.4%, 34.9% and 36.1%, respectively)	$26,769	$30,078	$35,885

The company accrued for probable liabilities resulting from tax assessments by federal and state tax authorities in 2003. During 2003, the Internal Revenue Service ("IRS") completed its routine audit of the company's federal income tax returns for the years 1997 through 2001. Resolution was completed with respect to the various tax issues in the examination in 2004 and adjustments were made to certain previously filed tax returns.

Page 24 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 8 Income Taxes (continued)

Cash paid for income taxes was $37,411,000, $36,844,000 and $34,995,000 in 2007, 2006 and 2005, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 29, 2007 and December 30, 2006, are:

(dollars in thousands)	2007	2006
Deferred tax assets:
Accounts receivable	$147	$185
Compensated absences	470	484
Employee benefit plans	7,332	7,136
General liability insurance	1,403	1,323
Nondeductible accruals and other	92	1,860
Postretirement benefit obligations	5,876	5,397
Total deferred tax assets	15,320	16,385
Deferred tax liabilities:
Inventories	(8,373)	(6,971)
Unrealized gain on marketable securities	(5,205)	(4,315)
Depreciation	(20,123)	(23,842)
Total deferred tax liabilities	(33,701)	(35,128)
Net deferred tax liability	$(18,381)	$(18,743)
Current deferred liability - net	$(4,134)	$(298)
Noncurrent deferred liability - net	(14,247)	(18,445)
Net deferred tax liability	$(18,381)	$(18,743)

The company adopted FIN 48 on December 31, 2006, the first day of the 2007 fiscal year, and, as a result, recognized a $452,000 decrease to opening retained earnings from the cumulative effect of adoption. As of December 31, 2006, the total amount of gross unrecognized tax benefits was $692,000.

The following table summarizes the activity related to our unrecognized tax benefits:

(dollars in thousands)	2007
Balance at December 31, 2006	$692
Increases based on tax positions related to the current year	---
Additions for tax positions of prior years	517
Reductions for tax positions of prior years	(66)
Settlements	(452)
Expiration of the statute of limitations for assessment of taxes	(13)
Balance at December 29, 2007	$678

All of the $678,000 of unrecognized tax benefits would impact the effective tax rate over time and if recognized would reduce the effective tax rate. The company accrues interest and penalties related to income tax matters as a part of the provision for income taxes. The company had $40,000 and $189,000 of accrued interest and penalties at December 29, 2007 and December 31, 2006, respectively. Management anticipates settlement for the majority of unrecognized tax benefits within the next twelve months.

The IRS recently completed its examination of the company's federal income tax returns for 2003 and 2004. The IRS proposed one tax deficiency to which the company agreed. The company or one of its subsidiaries files tax returns in various states. The tax years subject to examination in Pennsylvania, where the majority of the company's revenues are generated, are 2002 to 2007.

Page 25 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 9 Comprehensive Income

(dollars in thousands)	2007	2006	2005
Net income	$50,990	$56,010	$63,421
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $892, $1,447 and $144, respectively)	1,259	2,040	(204)
Reclassification adjustment for gains included in net income (Net of deferred taxes of $2, $179 and $175, respectively)	(4)	(252)	(247)
Other comprehensive income, net of tax	1,255	1,788	(451)
Comprehensive income, net of tax	$52,245	$57,798	$62,970

Note 10 Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2007 and 2006 are as follows:

(dollars in thousands,	Thirteen Weeks Ended
except per share amounts)	March 31, 2007	June 30, 2007	Sep. 29, 2007	Dec. 29, 2007
Net sales	$571,795	$578,812	$564,966	$602,978
Gross profit on sales	151,541	154,211	147,694	148,681
Net income	13,405	18,157	10,817	8,611
Basic and diluted earnings per share	.50	.67	.40	.32
(dollars in thousands,	Thirteen Weeks Ended
except per share amounts)	Apr. 1, 2006	July 1, 2006	Sep. 30, 2006	Dec. 30, 2006
Net sales	$547,786	$561,944	$557,177	$577,605
Gross profit on sales	147,911	151,255	147,973	150,140
Net income	14,937	15,491	11,565	14,017
Basic and diluted earnings per share	.55	.57	.43	.52

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

Page 26 of 32 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Weis Markets, Inc.

Sunbury, Pennsylvania

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 (52 weeks, 52 weeks and 53 weeks, respectively).  We have also audited Weis Markets, Inc. internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Weis Market, Inc.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of Weis Markets, Inc. internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. as of December 29, 2007 and December 30, 2006, and the consolidated results of their operations and their cash flows for the fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 (52 weeks, 52 weeks and 53 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, Weis Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on Management's Report on Internal Control over Financial Reporting.

Page 27 of 32 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm (continued)

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

On December 31, 2006, the Company adopted FASB Interpretation 48, Accounting for Uncertain Tax Positions (see Note 1).

Philadelphia, Pennsylvania                                                                                                      /S/Grant Thornton LLP
March 3, 2008

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management concluded that the company's internal control over financial reporting was effective as of December 29, 2007.

There were no changes in the company's internal control over financial reporting during the fiscal quarter ended December 29, 2007, that materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9b.     Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

Page 28 of 32 (Form 10-K)

WEIS MARKETS, INC.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance:

"Election of Directors" on pages 3 and 4, "Board Committees and Meeting Attendance, Audit Committee" on pages 4 and 5, "Corporate Governance Matters" on pages 5 and 6, "Compensation Tables" on pages 9 and 10 and "Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance" on page 16 of the Weis Markets, Inc. definitive proxy statement dated March 10, 2008 are incorporated herein by reference.

Item 11.      Executive Compensation:

"Board Committees and Meeting Attendance, Compensation Committee" on page 5, "Executive Compensation, Compensation Discussion and Analysis" on pages 6 through 9, "Compensation Committee Report" on page 9, "Compensation Tables" on pages 9 through 13 and "Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation" on page 13 of the Weis Markets, Inc. definitive proxy statement dated March 10, 2008 are incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

"Stock Ownership" on pages 15 and 16 of the Weis Markets, Inc. definitive proxy statement dated March 10, 2008 is incorporated herein by reference. Equity compensation plan information is included in Part II, Item 8, "Note 7 Stock Option Plan" on page 24 of this annual report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence:

"Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions" on pages 13 and 14 and "Independence of Directors" on page 4 of the Weis Markets, Inc. definitive proxy statement dated March 10, 2008 are incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services:

"Ratification Of Appointment Of Independent Registered Public Accounting Firm" on pages 16 and 17 of the Weis Markets, Inc. definitive proxy statement dated March 10, 2008 is incorporated herein by reference.

Page 29 of 32 (Form 10-K)

WEIS MARKETS, INC.

PART IV

Item 15.     Exhibits, Financial Statement Schedules:

(a)(1)  The company's 2007 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firms are included in Item 8 of Part II.

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

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-A	Profit Sharing Plan, filed as exhibit under Part IV, Item 15(c) in the annual report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10-B	Stock Bonus Plan, filed as exhibit under Part IV, Item 15(c) in the annual report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10-C	Supplemental Employee Retirement Plan, filed as exhibit under Part IV, Item 14(c) in annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-D	Executive Employment Agreement between the Company and Norman S. Rich, President and Chief Executive Officer, signed on March 23, 2006, commencing on January 1, 2006 and continuing thereafter through December 31, 2008, filed on Form 8-K March 24, 2006 and incorporated herein by reference.
10-E	Executive Employment Agreement between the Company and William R. Mills, Senior Vice President, Treasurer and Chief Financial Officer, signed on June 27, 2007, commencing on January 1, 2008 and continuing thereafter through December 31, 2010, filed on Form 8-K June 29, 2007 and incorporated herein by reference.
10-F	Executive Benefits Agreement between the Company and Robert F. Weis, Chairman of the Board, signed on March 24, 2006, commencing immediately and continuing thereafter through December 31, 2023, filed on Form 8-K March 24, 2006 and incorporated herein by reference.
21	Subsidiaries of the Registrant, filed with this annual report on Form 10-K
23	Consent of Grant Thornton LLP, filed with this annual report on Form 10-K
31.1	Rule 13a-14(a) Certification - CEO, filed with this annual report on Form 10-K
31.2	Rule 13a-14(a) Certification - CFO, filed with this annual report on Form 10-K
32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this annual report on Form 10-K

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

Page 30 of 32 (Form 10-K)

WEIS MARKETS, INC.

Item 15(c)(3). Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
WEIS MARKETS, INC.
(dollars in thousands)
COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance at
	Beginning	Costs and		Accounts	Deductions	End of
Description	of Period	Expenses		Describe	Describe (1)	Period
Year ended December 29, 2007:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,122	$1,140	$	---	$1,115	$1,147

Year ended December 30, 2006:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,229	$1,047	$	---	$1,154	$1,122

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,693	$496	$	---	$960	$1,229

(1) Deductions are uncollectible accounts written off, net of recoveries.

Page 31 of 32 (Form 10-K)

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/07/2008	/S/Norman S. Rich
Norman S. Rich
Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/07/2008	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/07/2008	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 03/07/2008	/S/Norman S. Rich
Norman S. Rich
Chief Executive Officer
and Director

Date 03/07/2008	/S/William R. Mills
William R. Mills
Senior Vice President, Treasurer
and Chief Financial Officer
and Director

Date 03/07/2008	/S/Matthew Nimetz
Matthew Nimetz
Director

Date 03/07/2008	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 03/07/2008	/S/Steven C. Smith
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

EXHIBIT 23

WEIS MARKETS, INC.

Consent of Independent Registered Public Accounting Firm

  We have issued our report dated March 3, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the application of FIN 48 on December 31, 2006), accompanying the consolidated financial statements and schedule, and on the effectiveness of internal control over financial reporting included in the Annual Report on Form 10-K for the fiscal year ended December 29, 2007. We hereby consent to the incorporation by reference of said report in the Registration Statement of Weis Markets, Inc. on Form S-8 (File No. 333-99535, effective September 13, 2002).

Philadelphia, Pennsylvania                                                                                                      /S/Grant Thornton LLP
March 3, 2008

EXHIBIT 31.1

WEIS MARKETS, INC.

CERTIFICATION- CEO

I, Norman S. Rich, Chief Executive Officer of Weis Markets, Inc., certify that:

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

Date: March 7, 2008                                                                                                     /S/ Norman S. Rich
                                                                                                                                         Norman S. Rich
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

Date: March 7, 2008                                                                                                     /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Weis Markets, Inc. (the "company") on Form 10-K for the year ending December 29, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Norman S. Rich, Chief Executive Officer, and William R. Mills, Senior Vice President, Treasurer and Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
Chief Executive Officer
03/07/2008

/S/ William R. Mills
William R. Mills
Senior Vice President, Treasurer and Chief Financial Officer
03/07/2008

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.