Form 10-Q
period 2008-03-29
WEIS MARKETS INC
filed 2008-05-08
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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

As of May 8, 2008, there were issued and outstanding 26,967,165 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 29, 2008	December 29, 2007
	(unaudited)
Assets
Current:
Cash and cash equivalents	$63,268	$41,187
Marketable securities	24,384	26,182
Accounts receivable, net	39,962	48,460
Inventories	183,381	193,732
Prepaid expenses	4,606	3,317
Income taxes recoverable	4,683	8,074
Total current assets	320,284	320,952
Property and equipment, net	504,818	499,246
Goodwill	15,722	15,722
Intangible and other assets, net	4,248	4,149
Total assets	$845,072	$840,069
Liabilities
Current:
Accounts payable	$115,452	$111,555
Accrued expenses	23,756	23,036
Accrued self-insurance	23,371	23,442
Payable to employee benefit plans	1,702	1,400
Deferred income taxes	4,475	4,134
Total current liabilities	168,756	163,567
Postretirement benefit obligations	14,260	14,027
Deferred income taxes	13,598	14,247
Total liabilities	196,614	191,841
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,044,507 and 33,044,357 shares issued, respectively	9,835	9,830
Retained earnings	780,995	779,760
Accumulated other comprehensive income
(Net of deferred taxes of $4,490 in 2008 and $5,205 in 2007)	6,330	7,339
	797,160	796,929
Treasury stock at cost, 6,077,342 and 6,077,311 shares,
respectively	(148,702)	(148,701)
Total shareholders' equity	648,458	648,228
Total liabilities and shareholders' equity	$845,072	$840,069
See accompanying notes to consolidated financial statements.

Page 1 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended
	March 29, 2008	March 31, 2007
Net sales	$595,666	$571,795
Cost of sales, including warehousing and distribution expenses	442,944	420,254
Gross profit on sales	152,722	151,541
Operating, general and administrative expenses	140,597	131,790
Income from operations	12,125	19,751
Investment income	841	691
Income before provision for income taxes	12,966	20,442
Provision for income taxes	3,910	7,037
Net income	$9,056	$13,405
Weighted-average shares outstanding, basic	26,967,170	26,990,797
Weighted-average shares outstanding, diluted	26,967,649	27,003,494
Cash dividends per share	$0.29	$0.29
Basic and diluted earnings per share	$0.34	$0.50

See accompanying notes to consolidated financial statements.

Page 2 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	13 Weeks Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$9,056	$13,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,060	11,285
Amortization	1,488	1,866
(Gain) loss on disposition of fixed assets	(205)	74
Changes in operating assets and liabilities:
Inventories	10,351	2,950
Accounts receivable and prepaid expenses	7,209	3,023
Income taxes recoverable	3,391	---
Accounts payable and other liabilities	5,081	948
Income taxes payable	---	7,145
Deferred income taxes	407	(974)
Other	74	(56)
Net cash provided by operating activities	47,912	39,666

Cash flows from investing activities:
Purchase of property and equipment	(18,025)	(15,749)
Proceeds from the sale of property and equipment	210	58
Purchase of intangible asset	(199)	---
Net cash used in investing activities	(18,014)	(15,691)

Cash flows from financing activities:
Proceeds from issuance of common stock	5	267
Dividends paid	(7,821)	(7,828)
Purchase of treasury stock	(1)	(516)
Net cash used in financing activities	(7,817)	(8,077)

Net increase in cash and cash equivalents	22,081	15,898
Cash and cash equivalents at beginning of year	41,187	27,545
Cash and cash equivalents at end of period	$63,268	$43,443

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

(2) Current Relevant Accounting Standards
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not have a material impact on the company's financial statements. Marketable securities represent the only item recorded on the Company's balance sheets at fair value. Marketable securities are all classified as available-for-sale and values are derived solely from level 1 inputs.

In February 2008, FASB issued FASB Staff Position No. 157-2 ("FSP 157-2") which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the provisions of FSP 157-2 to determine the potential impact, if any, the adoption will have on its financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value at specified election dates. The fair value option may be applied instrument by instrument (with a few exceptions), is irrevocable and is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value option has been elected are to be reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company has chosen not to elect the fair value option, therefore the adoption of SFAS 159 did not have an impact on the company's financial statements.

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended March 29, 2008 and March 31, 2007 are as follows:

	13 Weeks Ended
(dollars in thousands)	2008	2007
Net income	$9,056	$13,405
Other comprehensive income (loss) by component, net of tax:
Unrealized holding (losses) gains arising during period (Net of deferred taxes of $715 and $444, respectively)	(1,009)	626
Reclassification adjustment for gains included in net income (Net of taxes of $0 and $0, respectively)	---	---
Other comprehensive income (loss), net of tax	(1,009)	626
Comprehensive income, net of tax	$8,047	$14,031

Page 4 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Weis Markets, Inc. was founded in 1912 by Sigmund and Harry Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of March 29, 2008, the company operated 155 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. In addition to its retail food stores, the company operates 28 SuperPetz pet supply stores in ten states: Alabama, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

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

The following analysis should be read in conjunction with the Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, the 2007 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

OPERATING RESULTS
Total sales for the first quarter ended March 29, 2008 increased 4.2% to $595.7 million compared to sales of $571.8 million in the same quarter of 2007, while comparable store sales increased 3.9% compared to a 4.4% increase in 2007 over 2006.

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

According to federal economic reports, wholesale prices in 2007 increased faster than retail prices paid by consumers. This trend continued in the first quarter of 2008 as wholesale food prices increased at an unadjusted annualized rate of 6.7%, outpacing the food-at-home price inflation of 5.2%. Management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors. However, as with other retailers, the company continues to experience substantial cost increases in most food commodities, which have outpaced the retail prices paid by its customers. The company believes it will be able to recapture its traditional gross margins as it progresses through the second quarter with price increases gradually being passed along to its customers.

Due to the uncertain economy and the high cost of gasoline, the company believes its customers are more cautious in their spending and are making fewer store visits. The company continues to maintain an aggressive pricing and promotional program to retain its market share in an extremely competitive market environment. As a result of its promotional strategy, the supermarket store customer count increased 1.0% while comparable store customer count increased 1.7%, compared to the same quarter a year ago. The average sale per customer transaction in the first quarter increased 3.4% while its average sale per customer transaction for comparable stores increased 2.2%.

Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. In recent years, many vendors have converted promotional incentives to reimbursements based on sales movement data recorded at the point of sale rather than for cases purchased. Management expects this trend to continue, but notes that it should have no discernible impact on the company's overall gross profit results.

Gross profit of $152.7 million at 25.6% of sales, increased $1.2 million or 0.8% versus the same quarter last year and the gross profit rate decreased 0.9%. In addition to the disparity between wholesale and retail price inflation, cost of sales was also impacted by the company's diesel fuel costs which increased 35.4% compared to the first quarter in 2007. At this time, management is unaware of any other events or trends that may cause a material change to its overall financial operation due to fluctuations in product costs.

Page 5 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)

The first quarter operating, general and administrative expenses of $140.6 million at 23.6% of sales, increased $8.8 million or 6.7% compared to the same quarter in 2007. As a percentage of sales, operating expenses increased 0.6% over the first quarter last year. Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses and accounted for 0.5% of the rate increase. Employee-related costs increased 7.5% compared to the same period a year ago. Pennsylvania, where the majority of the company's stores are located, increased the minimum wage rate twice in 2007 totaling $2.00 per hour. Although the company paid its associates more than the minimum wage rate, the increase impacted associate rates well above minimum wage. In addition, the company increased associate rates in neighboring states.

Interchange fees for accepting credit/debit cards increased 15.6% compared to the same period in 2007. The company remains extremely concerned about the continuing rise in interchange fees for accepting credit/debit card transactions. The company continues to work with a wide variety of corporations and associations to reduce interchange rates through legislative and regulatory initiatives.

In the first quarter, the company's investment income totaled $841,000 at 0.1% of sales, an increase of $150,000 or 21.7% compared to the same period a year ago.

The effective tax rate for the first quarter of 2008 and 2007 was 30.2% and 34.4%, respectively. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences relating to tax-free income. Decreased taxable state income in the first quarter is responsible for the decline in effective rate compared to the first quarter a year ago.

For the three-month period ending March 29, 2008, net income of $9.1 million decreased 32.4% compared to the same period last year. Basic and diluted earnings per share of $.34 for the quarter decreased $.16 or 32.0% compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of 2008, the company generated $47.9 million in cash flows from operating activities compared to $39.7 million for the same period in 2007. Inventory, accounts receivable and income taxes recoverable reductions were responsible for the first quarter 2008 cash flow increase compared to the first quarter of 2007. Since the beginning of this fiscal year, working capital decreased $5.9 million or 3.7%.

Net cash used in investing activities in the first quarter of 2008 amounted to $18.0 million compared to the $15.7 million used in 2007. Capital expenditures for the quarter totaled $18.0 million compared to $15.7 million in 2007. The company estimated its capital expenditure plans would require an investment of $78.9 million in 2008. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

Net cash used in financing activities during the first quarter of 2008 was $7.8 million compared to $8.1 million in 2007. In 2008, the company's treasury stock purchases amounted to $1,000 in the quarter compared to $516,000 in the first quarter last year. The Board of Directors' 2004 resolution authorizing the purchase of one million shares of treasury stock has a remaining balance of 822,802 shares.

Cash dividends of $7.8 million were paid to shareholders in the first quarter of 2008, the same amount paid in 2007. At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on May 19, 2008 to shareholders of record on May 5, 2008.

The company has no other commitment of capital resources as of March 29, 2008, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The company anticipates funding its working capital requirements and its $78.9 million capital expansion program through internally generated cash flows from operations.

Page 6 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Policies

The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2007 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Policies since the company filed its Annual Report on Form 10-K for the year ended December 29, 2007.

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

Page 7 of 10 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the three months ended March 29, 2008. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 29, 2007 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the company's annual report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 29, 2007 and is incorporated herein by reference.

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

Page 8 of 10 (Form 10-Q)

WEIS MARKETS, INC.
PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of the Shareholders of Weis Markets, Inc. was held on Wednesday, April 23, 2008, at 10:00 a.m., Eastern Daylight Time, at the principal office of the company, 1000 South Second Street, Sunbury, PA 17801.

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

  2. To ratify the appointment of the independent registered public accounting firm for the current fiscal year.

  3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting, submitted to the Secretary by the Judge of Elections, disclosed the following tabulation of votes:

Proposal #1	For	Withhold
Robert F. Weis	20,911,719	4,563,348
Jonathan H. Weis	20,632,193	4,842,875
Norman S. Rich	22,101,689	3,373,378
William R. Mills	20,875,000	4,600,067
Matthew Nimetz	24,911,726	563,341
Richard E. Shulman	24,878,498	596,570
Steven C. Smith	24,908,760	566,307

Proposal #2	For	Against	Abstain
Proposal to ratify the appointment of Grant Thornton LLP, as the independent registered public accounting firm of the Corporation.	25,453,439	16,177	5,449

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

WEIS MARKETS, INC.
(Registrant)

Date 05/08/2008	/S/Norman S. Rich
Norman S. Rich
Chief Executive Officer

Date 05/08/2008	/S/William R. Mills
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

Date: May 8, 2008                                                                                                      /S/ Norman S. Rich
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

Date: May 8, 2008                                                                                                       /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending March 29, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, Chief Executive Officer, and William R. Mills, Senior Vice President, Treasurer and Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
Chief Executive Officer
05/08/2008

/S/ William R. Mills
William R. Mills
Senior Vice President, Treasurer and Chief Financial Officer
05/08/2008

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