Form 10-Q
period 2008-06-28
WEIS MARKETS INC
filed 2008-08-07
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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

As of August 7, 2008, there were issued and outstanding 26,965,899 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 28, 2008	December 29, 2007
	(unaudited)
Assets
Current:
Cash and cash equivalents	$48,530	$41,187
Marketable securities	23,288	26,182
Accounts receivable, net	41,888	48,460
Inventories	194,947	193,732
Prepaid expenses	4,751	3,317
Income taxes recoverable	8,788	8,074
Total current assets	322,192	320,952
Property and equipment, net	509,946	499,246
Goodwill	15,722	15,722
Intangible and other assets, net	4,343	4,149
Total assets	$852,203	$840,069
Liabilities
Current:
Accounts payable	$116,095	$111,555
Accrued expenses	25,786	23,036
Accrued self-insurance	23,310	23,442
Payable to employee benefit plans	1,143	1,400
Deferred income taxes	2,207	4,134
Total current liabilities	168,541	163,567
Postretirement benefit obligations	14,821	14,027
Deferred income taxes	16,026	14,247
Total liabilities	199,388	191,841
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,044,507 and 33,044,357 shares issued, respectively	9,835	9,830
Retained earnings	786,011	779,760
Accumulated other comprehensive income
(Net of deferred taxes of $4,023 in 2008 and $5,205 in 2007)	5,672	7,339
	801,518	796,929
Treasury stock at cost, 6,077,370 and 6,077,311 shares,
respectively	(148,703)	(148,701)
Total shareholders' equity	652,815	648,228
Total liabilities and shareholders' equity	$852,203	$840,069

See accompanying notes to consolidated financial statements.

Page 1 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$603,393	$578,812	$1,199,059	$1,150,607
Cost of sales, including warehousing and distribution expenses	445,309	424,601	888,253	844,854
Gross profit on sales	158,084	154,211	310,806	305,753
Operating, general and administrative expenses	139,279	126,559	279,876	258,349
Income from operations	18,805	27,652	30,930	47,404
Investment income	627	773	1,468	1,464
Income before provision for income taxes	19,432	28,425	32,398	48,868
Provision for income taxes	6,596	10,268	10,506	17,305
Net income	$12,836	$18,157	$21,892	$31,563
Weighted-average shares outstanding, basic	26,967,159	26,988,659	26,967,165	26,989,728
Weighted-average shares outstanding, diluted	26,967,159	27,000,535	26,967,165	27,001,904
Cash dividends per share	$0.29	$0.29	$0.58	$0.58
Basic and diluted earnings per share	$0.48	$0.67	$0.81	$1.17

See accompanying notes to consolidated financial statements.

Page 2 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	26 Weeks Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$21,892	$31,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,695	23,148
Amortization	3,002	3,778
Gain on disposition of fixed assets	(7)	(5,207)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	5,138	(1,792)
Inventories	(1,215)	2,879
Income taxes recoverable	(714)	(1,894)
Accounts payable and other liabilities	7,695	443
Income taxes payable	---	(1,317)
Deferred income taxes	1,034	(400)
Other	45	300
Net cash provided by operating activities	59,565	51,501

Cash flows from investing activities:
Purchase of property and equipment	(36,416)	(33,309)
Proceeds from the sale of property and equipment	227	6,121
Proceeds from maturities of marketable securities	---	13,781
Purchase of intangible assets	(395)	---
Net cash used in investing activities	(36,584)	(13,407)

Cash flows from financing activities:
Proceeds from issuance of common stock	5	294
Dividends paid	(15,641)	(15,654)
Purchase of treasury stock	(2)	(528)
Net cash used in financing activities	(15,638)	(15,888)

Net increase in cash and cash equivalents	7,343	22,206
Cash and cash equivalents at beginning of year	41,187	27,545
Cash and cash equivalents at end of period	$48,530	$49,751

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

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended June 28, 2008 and June 30, 2007 are as follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income	$12,836	$18,157	$21,892	$31,563
Other comprehensive income by component, net of tax:
Unrealized holding (losses) gains arising during period (Net of deferred taxes of $467 and $303 respectively for the 13 Weeks Ended and $1,182 and $747 respectively for the 26 Weeks Ended)	(659)	427	(1,667)	1,053
Comprehensive income, net of tax	$12,177	$18,584	$20,225	$32,616

Page 4 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Weis Markets, Inc. was founded in 1912 by Sigmund and Harry Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of June 28, 2008, the company operated 156 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. In addition to its retail food stores, the company operates 28 SuperPetz pet supply stores in ten states: Alabama, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

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

OPERATING RESULTS
Total sales for the second quarter ended June 28, 2008 increased 4.2% to $603.4 million compared to sales of $578.8 million in the same quarter of 2007. Comparable store sales in the second quarter increased 4.3% compared to a 3.2% increase in 2007. Sales for the first half of this year increased 4.2% to $1.20 billion compared to $1.15 billion in 2007, while comparable store sales increased 4.5% compared to a 3.6% increase in 2007 over 2006.

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

The company continues to maintain an aggressive pricing and promotional program to retain its market share in an extremely competitive market environment. As a result of its promotional strategy, the supermarket store customer count increased 0.9% in the first half of 2008 as compared to the first half a year ago, while comparable store customer count increased 1.3%. Year to date, the company's average sale per customer increased 3.6% while its average sale per customer for comparable stores increased 2.8%.

Management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors. The company believes its customers are more cautious in their spending and are making fewer store visits due to the uncertain economy and the high cost of gasoline.

According to federal economic reports, wholesale food prices increased 6.7% in the first half of this year, more than two percentage points above the inflation rate for retail food-at-home prices. As with other food retailers, the company also experienced substantial cost increases for most food commodities, which outpaced increases in retail prices paid by its customers.

During the second quarter, the company made strides recapturing its traditional gross margins. It gradually passed on price increases to its customers as it had projected at the end of the first quarter.

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

Gross profit of $158.1 million at 26.2% of sales, increased $3.9 million or 2.5% versus the same quarter last year and the gross profit rate decreased 0.4%. The year-to-date gross profit at 25.9% of sales increased $5.1 million or 1.7%, while the gross profit rate decreased 0.7%. In addition to the disparity between wholesale and retail price inflation, cost of sales was also impacted by the company's diesel fuel costs which increased 85.0% compared to the second quarter in 2007. Because of the significant wholesale price inflation, the company increased the accrual to its LIFO reserve by an additional $900,000 in the quarter compared to the same period a year ago. At this time, management is unaware of any other events or trends that may cause a material change to its overall financial operation due to fluctuations in product costs.

The second quarter operating, general and administrative expenses of $139.3 million at 23.1% of sales, increased $12.7 million or 10.1% compared to the same quarter in 2007. As a percentage of sales, operating expenses were 1.2% higher than the second quarter last year. Year-to-date operating, general and administrative expenses increased $21.5 million compared to the first half of last year, these expenses increased to 23.3% of sales from 22.5% in 2007. The quarter and year-to-date increase in the percent of sales is mainly attributable to a 2007 pre-tax gain on the sale of a closed store facility and an undeveloped parcel of land for a total of $5.3 million or 0.9% of sales for the quarter and 0.4% for the first half of the year. Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses and accounted for 0.2% of the rate increase of sales for the quarter and 0.3% for the first half of the year. Employee-related costs increased 5.6% and 6.6% compared to the second quarter and first half of last year, respectively. Pennsylvania, where the majority of the company's stores are located, increased the minimum wage rate twice in 2007 totaling $2.00 per hour. Although the company paid its associates more than the minimum wage rate, the increase impacted associate rates well above minimum wage. In addition, the company increased associate rates in neighboring states.

Interchange fees for accepting credit/debit cards increased 9.4% in the quarter compared to the same period in 2007. The company remains extremely concerned about the continuing rise in interchange fees for accepting credit/debit card transactions. Consequently, the company is working with a wide variety of corporations and associations to reduce interchange rates through legislative and regulatory initiatives.

In the second quarter, the company's investment income totaled $627,000 at 0.1% of sales, a decrease of $146,000 or 18.9% compared to the same period a year ago. Year-to-date, the company's investment income increased $4,000 or 0.3%.

The effective tax rate for the second quarter of 2008 and 2007 was 33.9% and 36.1%, respectively. Year-to-date, the effective tax rate was 32.4% for 2008 compared to 35.4% for the first half of last year. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences relating to tax-free income.

For the three-month period ending June 28, 2008, net income of $12.8 million decreased 29.3% compared to the same period last year. Basic and diluted earnings per share of $.48 for the quarter decreased $.19 or 28.4% compared to 2007. Year-to-date earnings decreased 30.6% from $31.6 million to $21.9 million. Basic and diluted earnings per share in the first half of 2008 decreased 30.8% to $.81 compared to $1.17 generated in the first half of last year.

LIQUIDITY AND CAPITAL RESOURCES
During the first twenty-six weeks of 2008, the company generated $59.6 million in cash flows from operating activities compared to $51.5 million for the same period in 2007. Working capital decreased $3.7 million or 2.4% since the beginning of the year.

Page 6 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
Net cash used in investing activities in the first half of 2008 amounted to $36.6 million compared to the $13.4 million used in 2007. Capital expenditures for the first half totaled $36.4 million compared to $33.3 million in 2007. The company estimated that its capital expenditure plans would require an investment of $78.9 million in 2008. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

Net cash used in financing activities during the first twenty-six weeks of 2008 was $15.6 million compared to $15.9 million in 2007. In 2008, treasury stock purchases amounted to $2,000 in the period compared to $528,000 in the first half of last year. The Board of Directors' 2004 resolution authorizing the purchase of one million shares of treasury stock has a remaining balance of 822,774 shares.

Cash dividends of $15.6 million were paid to shareholders in the first half of 2008, approximately the same amount as a year ago. At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on August 18, 2008 to shareholders of record on August 4, 2008.

The company has no other commitment of capital resources as of June 28, 2008, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The company anticipates funding its working capital requirements and its $78.9 million capital expansion program through internally generated cash flows from operations.

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

Page 7 of 9 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the six months ended June 28, 2008. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 29, 2007 and is incorporated herein by reference.

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

WEIS MARKETS, INC.
(Registrant)

Date 08/07/2008	/S/Norman S. Rich
Norman S. Rich
Chief Executive Officer

Date 08/07/2008	/S/William R. Mills
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

Date: August 7, 2008                                                                                                    /S/ Norman S. Rich
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

Date: August 7, 2008                                                                                                     /S/ William R. Mills
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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Weis Markets, Inc. (the "company") on Form 10-Q for the quarter ending June 28, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, Norman S. Rich, Chief Executive Officer, and William R. Mills, Senior Vice President, Treasurer and Chief Financial Officer, of the company, certify, pursuant to and for purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) to my knowledge the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

/S/ Norman S. Rich
Norman S. Rich
Chief Executive Officer
08/07/2008

/S/ William R. Mills
William R. Mills
Senior Vice President, Treasurer and Chief Financial Officer
08/07/2008

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