Form 10-K/A
period 2007-12-29
WEIS MARKETS INC
filed 2008-10-07
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

WEIS MARKETS, INC.

WEIS MARKETS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended December 29,2007, filed with the U.S. Securities and Exchange Commission on March 7, 2008. This amendment revises the Signatures to include the Principal Accounting Officer which is required by general instructions D(2)(a) and D(2)(b) of Form 10-K.

This Amendment does not affect the original financial statements or footnotes as originally filed. This amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other then as required to reflect the amendment as described above and set forth below. Accordingly, this Form 10-K/A should be read in conjunction with the other filings made with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K, including any amendments to those filings.

Page 1 of 3 (Form 10-K/A)

WEIS MARKETS, INC.

PART IV

Item 15.     Exhibits, Financial Statement Schedules:

Exhibit No.	Exhibits
31.1	Rule 13a-14(a) Certification - CEO, filed with this annual report on Form 10-K
31.2	Rule 13a-14(a) Certification - CFO, filed with this annual report on Form 10-K
32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this annual report on Form 10-K

Page 2 of 3 (Form 10-K/A)

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 10/07/2008	/S/Norman S. Rich
Norman S. Rich
Chief Executive Officer
(principal executive officer)

Date 10/07/2008	/S/William R. Mills
William R. Mills
Senior Vice President, Treasurer
and Chief Financial Officer
(principal financial officer)

Date 10/07/2008	/S/Scott F. Frost
Scott F Frost
Controller and Assistant Treasurer
(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 10/07/2008	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 10/07/2008	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 10/07/2008	/S/Norman S. Rich
Norman S. Rich
Chief Executive Officer
and Director

Date 10/07/2008	/S/William R. Mills
William R. Mills
Senior Vice President, Treasurer
and Chief Financial Officer
and Director

Date 10/07/2008	/S/Matthew Nimetz
Matthew Nimetz
Director

Date 10/07/2008	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 10/07/2008	/S/Steven C. Smith
Steven C. Smith
Director

Page 3 of 3 (Form 10-K/A)

EXHIBIT 31.1

WEIS MARKETS, INC.

CERTIFICATION- CEO

I, Norman S. Rich, certify that:

1.   I have reviewed this annual report on Form 10-K of Weis Markets, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

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

Date: October 7, 2008                                                                                                     /S/ Norman S. Rich
                                                                                                                                         Norman S. Rich
                                                                                                                                   Chief Executive Officer

EXHIBIT 31.2

WEIS MARKETS, INC.

CERTIFICATION- CFO

I, William R. Mills, certify that:

1.   I have reviewed this annual report on Form 10-K of Weis Markets, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods covered by this report;

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

Date: October 7, 2008                                                                                                    /S/ William R. Mills
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
10/07/2008

/S/ William R. Mills
William R. Mills
Senior Vice President, Treasurer and Chief Financial Officer
10/07/2008

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.