Form 10-K/A
period 2007-12-29
WEIS MARKETS INC
filed 2008-10-09
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No.2

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

WEIS MARKETS, INC.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007, filed with the U.S. Securities and Exchange Commission on March 7, 2008. This amendment revises the Signatures to include the Principal Accounting Officer which is required by general instructions D(2)(a) and D(2)(b) of Form 10-K.

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

Page 22 of 32 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans (continued)
Change in the benefit obligations:

(dollars in thousands)	2007	2006
Benefit obligations at beginning of year	$6,571	$6,303
Interest cost	475	455
Benefit payments	(232)	(232)
Actuarial (loss) gain	(39)	45
	$6,775	$6,571

Weighted-average assumptions used to determine benefit obligations:	2007	2006
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:

(dollars in thousands)	2007	2006	2005
Interest cost	$475	$455	$434
Amount of recognized gain	271	187	150

Estimated future benefit payments:

(dollars in thousands)	Benefits
2008	$232
2009	1,195
2010	1,195
2011	1,195
2012	1,195
2013 - 2017	5,974

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

WEIS MARKETS, INC.
(Registrant)

Date 10/09/2008	/S/Norman S. Rich
Norman S. Rich
Chief Executive Officer
and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 10/09/2008	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 10/09/2008	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 10/09/2008	/S/Norman S. Rich
Norman S. Rich
Chief Executive Officer
and Director
(principal executive officer)

Date 10/09/2008	/S/William R. Mills
William R. Mills
Senior Vice President, Treasurer
and Chief Financial Officer
and Director
(principal financial officer)

Date 10/09/2008	/S/Matthew Nimetz
Matthew Nimetz
Director

Date 10/09/2008	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 10/09/2008	/S/Steven C. Smith
Steven C. Smith
Director

Date 10/09/2008	/S/Scott F. Frost
Scott F. Frost
Controller and Assistant Treasurer
(principal accounting officer)

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

Date: October 9, 2008                                                                                                     /S/ Norman S. Rich
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

Date: October 9, 2008                                                                                                     /S/ William R. Mills
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
10/09/2008

/S/ William R. Mills
William R. Mills
Senior Vice President, Treasurer and Chief Financial Officer
10/09/2008

A signed original of this written statement required by Section 906 has been provided to Weis Markets, Inc. and will be retained by Weis Markets, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.