Form 10-Q
period 2008-09-27
WEIS MARKETS INC
filed 2008-11-06
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

              Large accelerated filer   [   ]                                                                                         Accelerated filer   [X]

              Non-accelerated filer   [   ] (Do not check if a smaller reporting company)                 Smaller reporting company   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No   [X]

As of November 6, 2008, there were issued and outstanding 26,965,899 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 27, 2008	December 29, 2007
	(unaudited)
Assets
Current:
Cash and cash equivalents	$72,106	$41,187
Marketable securities	21,228	26,182
Accounts receivable, net	37,222	48,460
Inventories	198,318	193,732
Prepaid expenses	5,627	3,317
Income taxes recoverable	7,318	8,074
Total current assets	341,819	320,952
Property and equipment, net	504,610	499,246
Goodwill	15,722	15,722
Intangible and other assets, net	4,233	4,149
Total assets	$866,384	$840,069
Liabilities
Current:
Accounts payable	$128,644	$111,555
Accrued expenses	25,022	23,036
Accrued self-insurance	24,247	23,442
Payable to employee benefit plans	1,475	1,400
Deferred income taxes	3,391	4,134
Total current liabilities	182,779	163,567
Postretirement benefit obligations	14,733	14,027
Deferred income taxes	16,308	14,247
Total liabilities	213,820	191,841
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 and 33,044,357 shares issued, respectively	9,949	9,830
Retained earnings	786,282	779,760
Accumulated other comprehensive income
(Net of deferred taxes of $3,699 in 2008 and $5,205 in 2007)	5,216	7,339
	801,447	796,929
Treasury stock at cost, 6,081,908 and 6,077,311 shares,
respectively	(148,883)	(148,701)
Total shareholders' equity	652,564	648,228
Total liabilities and shareholders' equity	$866,384	$840,069

See accompanying notes to consolidated financial statements.

Page 1 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		39 Weeks Ended
	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net sales	$603,894	$564,966	$1,802,953	$1,715,573
Cost of sales, including warehousing and distribution expenses	447,532	417,272	1,335,785	1,262,126
Gross profit on sales	156,362	147,694	467,168	453,447
Operating, general and administrative expenses	145,525	132,471	425,401	390,820
Income from operations	10,837	15,223	41,767	62,627
Investment income	513	768	1,981	2,232
Income before provision for income taxes	11,350	15,991	43,748	64,859
Provision for income taxes	3,259	5,174	13,765	22,479
Net income	$8,091	$10,817	$29,983	$42,380
Weighted-average shares outstanding, basic	26,966,361	26,990,991	26,966,897	26,990,149
Weighted-average shares outstanding, diluted	26,967,076	26,998,807	26,967,091	26,998,397
Cash dividends per share	$0.29	$0.29	$0.87	$0.87
Basic and diluted earnings per share	$0.30	$0.40	$1.11	$1.57

See accompanying notes to consolidated financial statements.

Page 2 of 9 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	39 Weeks Ended
	Sept. 27, 2008	Sept. 29, 2007
Cash flows from operating activities:
Net income	$29,983	$42,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,690	35,185
Amortization	6,316	5,679
Gain on disposition of fixed assets	(3)	(8,163)
Changes in operating assets and liabilities:
Accounts receivable and prepaid expenses	8,928	(5,408)
Inventories	(4,586)	3,679
Income taxes recoverable	756	(5,227)
Accounts payable and other liabilities	20,661	5,992
Income taxes payable	---	(1,317)
Deferred income taxes	2,824	(847)
Other	115	374
Net cash provided by operating activities	99,684	72,327

Cash flows from investing activities:
Purchase of property and equipment	(46,299)	(45,522)
Proceeds from the sale of property and equipment	242	11,291
Proceeds from maturities of marketable securities	1,210	13,781
Purchase of intangible assets	(394)	---
Net cash used in investing activities	(45,241)	(20,450)

Cash flows from financing activities:
Proceeds from issuance of common stock	119	1,221
Dividends paid	(23,461)	(23,482)
Purchase of treasury stock	(182)	(1,616)
Net cash used in financing activities	(23,524)	(23,877)

Net increase in cash and cash equivalents	30,919	28,000
Cash and cash equivalents at beginning of year	41,187	27,545
Cash and cash equivalents at end of period	$72,106	$55,545

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

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended September 27, 2008 and September 29, 2007 are as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Sept. 27, 2008	Sept. 29, 2007	Sept. 27, 2008	Sept. 29, 2007
Net income	$8,091	$10,817	$29,983	$42,380
Other comprehensive income by component, net of tax:
Unrealized holding (losses) gains arising during period (Net of deferred taxes of $323 and $221 respectively for the 13 Weeks Ended and $1,506 and $968 respectively for the 39 Weeks Ended)	(456)	312	(2,123)	1,365
Comprehensive income, net of tax	$7,635	$11,129	$27,860	$43,745

(4) Impairment Charges
In accordance with SFAS No. 144, the company recorded a pre-tax charge for the impairment of long-lived assets of $1.7 million in the third quarter of 2008. On October 4, 2008, a leased open store facility was closed , which the company decided to close on August 13, 2008. In 1998, the Company had constructed a major portion of the property, which was recorded as leasehold improvements, in exchange for a discount in the lease rate. Until the decision to close, the fair market value of the lease exceeded the carrying value of the $1.7 million leasehold improvement. This charge was included as a component of operating, general and administrative expenses and eliminates the carrying value of the store.

Page 4 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
Weis Markets, Inc. was founded in 1912 by Sigmund and Harry Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of September 27, 2008, the company operated 156 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. In addition to its retail food stores, the company operates 28 SuperPetz pet supply stores in ten states: Alabama, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Company revenues are generated in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli/bakery products, prepared foods, fuel and general merchandise items, such as health and beauty care and household products. The company supports its retail operations through a centrally located distribution facility, its own transportation fleet, four manufacturing facilities and its administrative offices. The company's operations are reported as a single reportable segment.

The following analysis should be read in conjunction with the Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, the 2007 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

OPERATING RESULTS
Total sales for the third quarter ended September 27, 2008 increased 6.9% to $603.9 million compared to sales of $565.0 million in the same quarter of 2007. Comparable store sales in the third quarter increased 6.2% compared to a 1.8% increase in 2007. Sales for the first three quarters of this year increased 5.1% to $1.80 billion compared to $1.72 billion in 2007, while comparable store sales increased at the same rate compared to a 3.0% increase in 2007 over 2006. The company's revenues are earned and cash is generated as merchandise is sold to customers.

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

The increase in comparable store sales during the third quarter was primarily the result of an increase in average sales per customer transaction, which was the result of changes in product mix and inflation. The number of comparable store customer visits in the quarter was slightly down compared to the same quarter one year ago, which the company believes is due to the uncertain economy and the high cost of gasoline. Although customers are more cautious in their spending and are making fewer store visits per week, they are spending more while in the store. The average customer basket size in the quarter increased 6.9% as compared to the same period a year ago. The company is also experiencing a shift in consumer buying habits from more expensive national brand products to the Weis private label brands. The year-to-date units of Weis private label merchandise sold increased 4.6% compared to the first three quarters in 2007. The company believes this trend will continue as more consumers become acquainted with the quality and value of its private label products .

The company continues to maintain an aggressive pricing and promotional program to retain its market share in an extremely competitive market environment. As a result of its promotional strategy, the supermarket store customer count increased 0.7% in the first three quarters of 2008 as compared to the same period a year ago and comparable store customer count increased 0.7%. Year-to-date, the company's average sale per customer increased 4.7% and its average sale per customer for comparable stores increased 4.1%.

Page 5 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)
Sales were and continue to be significantly impacted by lower pharmacy sales. Market forces affecting pharmacy sales such as an aging population base, continue to be offset by retail erosion due to increased generic penetration. Additionally, prescription plan sponsors continue to offer economic incentives to covered individuals in an effort to shift prescription drug expenditures to mail order. In a retail environment where increasingly competitive markets have made it difficult for grocery store retailers to achieve gains in comparable store sales, the company benefited from increased perishable sales and other successful sales building strategies which helped offset the decrease in pharmacy sales. Management is confident in its ability to sustain sales growth in a highly competitive environment, but also understands that some competitors have greater financial resources and could use these resources to take measures which could adversely affect the company's competitive position.

According to federal economic reports, wholesale food prices increased 7.3% in the first three quarters of this year, just over one percentage point higher than the inflation rate for retail food-at-home prices. As with other food retailers, the company experienced substantial cost increases for most food commodities, which have outpaced increases in retail prices paid by its customers, over the past year. However, this trend is gradually subsiding and price increases from manufacturers are being passed along to consumers on a more timely basis. Management does not feel it can accurately measure the full impact of product inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs. In recent years, many vendors have converted promotional incentives to reimbursements based on sales movement data recorded at the point of sale rather than for cases purchased. Management expects this trend to continue, but notes it should have no discernible impact on the company's overall gross profit results.

Gross profit of $156.4 million at 25.9% of sales, increased $8.7 million or 5.9% versus the same quarter last year and the gross profit rate decreased 0.2%. Year-to-date gross profit at 25.9% of sales increased $13.7 million or 3.0%, while the gross profit rate decreased 0.5%. Because of the significant wholesale price inflation, the company increased the accrual to its LIFO reserve by an additional $900,000 in the quarter and $2.7 million year-to-date. In addition to the disparity between wholesale and retail price inflation, cost of sales was also impacted by a 55.3% increase in the cost of diesel fuel used by the company to deliver goods from its distribution center as compared to the third quarter in 2007.

At this time, management is unaware of any other events or trends that may cause a material change to its overall financial operation due to fluctuations in product costs.

The third quarter operating, general and administrative expenses of $145.5 million at 24.1% of sales, increased $13.1 million or 9.9% compared to the same quarter in 2007. As a percentage of sales, operating expenses were 0.7% higher than the third quarter last year. Year-to-date operating, general and administrative expenses increased $34.6 million compared to the first three quarters of last year. These expenses increased from 22.8% of sales in 2007 to 23.6%, an increase in rate of 0.8%. The change in the third quarter percent of sales was entirely attributable to a 2008 $1.7 million impairment loss and a 2007 pre-tax gain on the sale of a closed store facility for $2.7 million; both combining to affect the variance in the percent of sale rate negatively by 0.8%. In 2007, the company realized a pre-tax gain on the sale of two closed store facilities and an undeveloped parcel of land for a total of $8.2 million during the first three quarters of that year. Excluding the 2007 gain and the 2008 third quarter impairment loss, the year-to-date operating, general and administrative expenses as a percent of sales rate increased only 0.2%.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs improved by 0.2% of sales for the quarter, but accounted for 0.1% of the rate increase year-to-date. Employee-related costs increased 6.1% in the first three quarters of this year compared to the same period last year. The Commonwealth of Pennsylvania, where the majority of the company's stores are located, increased the minimum wage rate $2.00 per hour in 2007. Although the company paid its associates more than the minimum wage rate, the increase impacted associate rates well above minimum wage. In addition, the company increased associate rates in neighboring states.

Page 6 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

OPERATING RESULTS (continued)
The company's profitability is particularly sensitive to the cost of oil. Fluctuating fuel prices may adversely affect operating profits since the cost of fuel is incurred in connection with the transportation of goods from the distribution facilities to the stores and in the cost of other petroleum based products, including plastic bags. Retail store profitability is sensitive to rising utility costs due to the amount of electricity and gas required to operate. In addition, the company continues to see year-over-year increases in the cost for accepting credit/debit cards, known as interchange fees that have negatively impacted margins. Interchange fees for accepting credit/debit cards increased 13.3% year-to-date compared to the same period in 2007. The company may not be able to recover these rising utility, fuel and interchange costs through increased prices charged to customers. Any delay in the company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer. The company is reacting to these increased operating costs by evaluating technological improvements for improved utility and fuel management, and through initiatives at the legislative and regulatory levels of the federal government to regain control of the interchange fees. Management does not foresee a change in these trends in the near future.

In the third quarter, the company's investment income totaled $513,000 at 0.1% of sales, a decrease of $255,000 or 33.2% compared to the same period a year ago. Year-to-date, the company's investment income decreased $251,000 or 11.2%.

The effective tax rate for the third quarter of 2008 and 2007 was 28.7% and 32.4%, respectively. Year-to-date, the effective tax rate was 31.5% for 2008 compared to 34.7% in 2007. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences relating to tax-free income.

For the three-month period ending September 27, 2008, net income of $8.1 million decreased 25.2% compared to the same period last year. Basic and diluted earnings per share of $.30 for the quarter decreased $.10 or 25.0% compared to 2007. Year-to-date earnings decreased 29.3% from $42.4 million to $30.0 million. Basic and diluted earnings per share in the first three quarters of 2008 decreased 29.3% to $1.11 compared to $1.57 generated in the first three quarters of last year.

Income is earned by selling merchandise at price levels that produce revenues in excess of cost of merchandise sold and operating and administrative expenses. Although the company may experience short term fluctuations in its earnings due to unforeseen short-term operating cost increases, it historically has been able to increase revenues and maintain stable earnings from year to year.

LIQUIDITY AND CAPITAL RESOURCES
 During the first thirty-nine weeks of 2008, the company generated $99.7 million in cash flows from operating activities compared to $72.3 million for the same period in 2007. Working capital increased $1.7 million or 1.1% since the beginning of the year.

Net cash used in investing activities in the first three quarters of 2008 amounted to $45.2 million compared to the $20.5 million used in 2007. Capital expenditures for the first three quarters totaled $46.3 million compared to $45.5 million in 2007. The company estimated that its capital expenditure plans would require an investment of $78.9 million in 2008. This plan includes construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of company processing and distribution facilities.

Net cash used in financing activities during the first thirty-nine weeks of 2008 was $23.5 million compared to $23.9 million in 2007. In 2008, treasury stock purchases amounted to $182,000 in the period compared to $1.6 million in the first three quarters of last year. The Board of Directors' 2004 resolution authorizing the purchase of one million shares of treasury stock has a remaining balance of 818,236 shares.

Cash dividends of $23.5 million were paid to shareholders in the first three quarters of 2008, approximately the same amount as a year ago. At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on November 17, 2008 to shareholders of record on November 3, 2008.

Page 7 of 9 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
The company has no other commitment of capital resources as of September 27, 2008, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The company anticipates funding its working capital requirements and its $78.9 million capital expansion program through internally generated cash flows from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the nine months ended September 27, 2008. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 29, 2007 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the company's annual report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 29, 2007 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the quarter ended September 27, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the quarter ended September 27, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 11/06/2008	/S/Norman S. Rich
Norman S. Rich
Chief Executive Officer

Date 11/06/2008	/S/William R. Mills
William R. Mills
Senior Vice President, Treasurer
and Chief Financial Officer

Page 9 of 9 (Form 10-Q)