Form 10-K
period 2008-12-27
WEIS MARKETS INC
filed 2009-03-12
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]  No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No   [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $390,584,000 as of June 28, 2008, the last business day of the most recently completed second quarter.

Shares of common stock outstanding as of March 9, 2009 - 26,948,099.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 12, 2009 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

 PART I

Item 1.      Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2008. The company's stock has been traded on the New York Stock Exchange since 1965 under the symbol "WMK." The Weis family currently owns approximately 65% of the outstanding shares. Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman and Secretary. Both are involved in the day-to-day operations of the business.

The company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, fuel and general merchandise items, such as health and beauty care and household products. In addition, customer convenience is addressed at many locations by offering services such as third parties providing in-store banks, laundry services and take-out restaurants. The company advertises through various media, including circulars, newspapers, radio and television. Printed circulars are used extensively on a weekly basis to advertise featured items. The company utilizes a loyalty card program, "Weis Club Preferred Shopper," which provides shoppers with an opportunity to receive discounts, promotions and rewards. The company currently owns and operates 154 retail food stores and a chain of 27 SuperPetz, LLC pet supply stores. Since year-end, one retail food store and two pet supply stores were closed. The company's operations are reported as a single reportable segment.

The percentage of net sales contributed by each class of similar products for each of the previous five fiscal years was:

Year	Grocery	Meat	Produce	Pharmacy	Pet Supply	Other
2008	54.10	16.08	14.68	9.13	2.05	3.96
2007	53.76	16.09	14.82	9.77	2.34	3.22
2006	53.52	15.99	14.99	10.22	2.55	2.73
2005	53.93	16.18	14.79	10.21	2.70	2.19
2004	53.91	16.19	14.58	10.45	2.98	1.89

Retail food store locations by state and by trade name as of year-end are as follows:

			Mr. Z's	King's	Cressler's	Scot's
State	Total	Weis Markets	Food Mart	Supermarkets	Marketplace	Lo-Cost	Save-A-Lot
Pennsylvania	125	102	13	5	1	3	1
Maryland	24	24
New Jersey	3	3
New York	1	1
West Virginia	2	2
Total	155	132	13	5	1	3	1

Page 1 of 37 (Form 10-K)

WEIS MARKETS, INC.

Item 1.      Business: (continued)

All trade names, except Scot's Lo-Cost and Save-A-Lot, operate as conventional supermarkets. Scot's Lo-Cost operates under a warehouse format, while Save-A-Lot's format caters to the price motivated consumer. The retail food stores range in size from 8,000 to 67,000 square feet, with an average size of approximately 48,000 square feet. The following summarizes the number of stores by size categories as of year-end:

Square feet	Number of stores
55,000 to 67,000	39
45,000 to 54,999	68
35,000 to 44,999	28
25,000 to 34,999	11
Under 25,000	9
Total	155

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2008	2007	2006	2005	2004
Beginning store count	155	156	158	157	158
New stores	1	1	2	1	1
Relocations	---	1	1	1	2
Closed stores	(1)	(2)	(4)	---	(2)
Relocated stores	---	(1)	(1)	(1)	(2)
Ending store count	155	155	156	158	157
Total square feet (000's), at year-end	7,402	7,301	7,311	7,280	7,183
Additions/major remodels	8	4	5	3	2

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

At year-end, SuperPetz, LLC operated 2 stores in Alabama, 1 store in Georgia, 1 store in Indiana, 1 store in Maryland, 1 store in Michigan, 1 store in North Carolina, 5 stores in Ohio, 10 stores in Pennsylvania, 5 stores in South Carolina and 2 stores in Tennessee.

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

The company currently has approximately 16,600 full-time and part-time associates.

Page 2 of 37 (Form 10-K)

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

Food Safety:  Customers count on the company to provide them with wholesome food products.  Concerns regarding the safety of food products sold in its stores could cause shoppers to avoid purchasing certain products from the company, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside of the company's control.  Any lost confidence on the part of its customers would be difficult and costly to reestablish.  As such, any issue regarding the safety of any food items sold by the company, regardless of the cause, could have a substantial and adverse effect on operations.

Execution of Expansion Plans:  In 2009, the company expects to invest $80.5 million for capital expenditures, which includes all store, distribution and manufacturing projects and equipment purchases. Over the next twelve months, the company will continue to invest in its existing store base with one addition and seven remodels. Circumstances outside the company's control could negatively impact these anticipated capital investments. The company cannot determine with certainty whether its new stores will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on the company's business and results of its operations.

Data and Technology:  The company's business is increasingly dependent on information technology systems that are complex and vital to continuing operations.  If the company was to experience difficulties maintaining existing systems or implementing new systems, significant losses could be incurred due to disruptions in its operations.  Additionally, these systems contain valuable proprietary data that, if breached, would have an adverse effect on the company.

Page 3 of 37 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.  Risk Factors: (continued)

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

Self-Insurance Exposure:  The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000. Although the company has minimized its exposure on individual claims, the company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising and having a significant impact on earnings.

Taxes:  The company's future effective tax rate may increase from current rates due to changes in laws and the status of pending items with various taxing authorities.

Item 1b.  Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.    Properties:

The company currently owns and operates 82 of its retail food stores, and leases and operates 72 stores under operating leases that expire at various dates through 2028. SuperPetz leases all 27 of its retail store locations. The company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The company owns and operates one distribution center in Milton, Pennsylvania of approximately 1,110,000 square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet. The company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 564,000 square feet. The company operates an ice cream plant, meat processing plant, ice plant and milk processing plant in 259,000 square feet at its Sunbury location.

Item 3.      Legal Proceedings:

Neither the company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business.

Item 4.      Submission of Matters to a Vote of Security Holders:

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

Page 4 of 37 (Form 10-K)

WEIS MARKETS, INC.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The company's stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings, on December 27, 2008 as provided by the company's transfer agent was 7,679. High and low stock prices and dividends paid per share for the last two fiscal years were:

	2008			2007
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$40.20	$31.54	$.29	$45.70	$39.76	$.29
Second	37.09	30.22	.29	45.41	40.50	.29
Third	40.26	32.18	.29	47.10	38.24	.29
Fourth	37.07	25.99	.29	44.34	39.50	.29

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

Comparative Five-Year Total Returns

	2003	2004	2005	2006	2007	2008
Weis Markets	100.00	113.17	130.01	124.67	127.53	111.10
S&P 500	100.00	108.99	112.26	127.55	132.06	81.23
Peer Group	100.00	108.10	132.04	166.89	196.18	151.81

Page 5 of 37 (Form 10-K)

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

Five Year Review of Operations

	52 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks
(dollars in thousands, except shares, per share amounts and store information)	Ended	Ended	Ended	Ended	Ended
	Dec. 27, 2008	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005	Dec. 25, 2004
Net sales	$2,422,361	$2,318,551	$2,244,512	$2,222,598	$2,097,712
Costs and expenses	2,354,923	2,243,802	2,162,908	2,126,373	2,011,331
Income from operations	67,438	74,749	81,604	96,225	86,381
Investment income	2,675	3,010	4,484	3,081	1,222
Income before provision for income taxes	70,113	77,759	86,088	99,306	87,603
Provision for income taxes	23,118	26,769	30,078	35,885	30,412
Net income	46,995	50,990	56,010	63,421	57,191
Retained earnings, beginning of year	779,760	760,531	735,865	702,714	702,961
	826,755	811,521	791,875	766,135	760,152
Less cumulative effect of change in accounting for income taxes	---	452	---	---	---
Cash dividends	31,282	31,309	31,344	30,270	57,438
Retained earnings, end of year	$795,473	$779,760	$760,531	$735,865	$702,714
Weighted-average shares outstanding, diluted	26,966,647	26,993,997	27,027,198	27,033,789	27,098,276
Cash dividends per share	$1.16	$1.16	$1.16	$1.12	$2.12
Basic and diluted earnings per share	$1.74	$1.89	$2.07	$2.35	$2.11
Working capital	$158,932	$157,385	$147,451	$170,100	$143,440
Total assets	$848,214	$840,069	$814,062	$784,128	$745,479
Shareholders' equity	$661,100	$648,228	$629,163	$603,857	$571,700
Number of grocery stores	155	155	156	158	157
Number of pet supply stores	29	31	31	32	33

Page 6 of 37 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand Weis Markets, Inc., its operations and its present business environment. The MD&A is provided as a supplement to and should be read in conjunction with the consolidated financial statements and the accompanying notes thereto contained in "Item 8. Financial Statements and Supplementary Data" of this report. The following analysis should also be read in conjunction with the Financial Statements included in the 2008 Quarterly Reports on Form 10-Q and the 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis. This overview summarizes the MD&A, which includes the following sections:

•	Company Overview - a general description of the company's business, strategic imperatives, and challenges and risks.

•	Results of Operations - an analysis of the company's consolidated results of operations for the three years presented in the company's consolidated financial statements.

•	Liquidity and Capital Resources - an analysis of cash flows and aggregate contractual obligations.

•	Critical Accounting Estimates - a discussion of accounting policies that require critical judgments and estimates.

Company Overview

General
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. At the end of 2008, the company operated 155 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. In addition to its retail food stores, the company operated 29 SuperPetz pet supply stores in ten states: Alabama, Georgia, Indiana, Maryland, Michigan, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

Company revenues are generated in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, fuel, and general merchandise items, such as health and beauty care and household products. The company supports its retail operations through a centrally located distribution facility, its own transportation fleet, four manufacturing facilities and its administrative offices. The company's operations are reported as a single reportable segment.

Strategic Imperatives
The following strategic imperatives will ensure the success of the company in the coming years:

•	Growth and Profitability – While the company focuses on store sales growth, expense control and positive cash flow, it will continue to identify opportunities with new stores, additions to existing stores, remodels and acquisitions. The company believes successfully planned growth will increase market share and operating profits, resulting in enhanced shareholder value.

•	Merchandising and Operational Differentiation – The company has identified product pricing, shopping experience and customer focus to maintain its differentiation versus its competitors. Management is committed to providing a clean, efficient customer shopping experience, while offering competitive prices on both branded and private label products to meet and exceed our customers expectations.

•	Talent Management – To keep pace with the company's growth and profitability focus, management is committed to developing future leaders utilizing its associates to increase bench strength, ensure succession preparedness, and improve overall associate performance.

Page 7 of 37 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview,  Strategic Imperatives (continued)

•	Supply Chain – Management will reshape and streamline its supply chain by improving inventory turns, cost per case, in stock position and overall service level, thereby building store sales capabilities.

•	Information Technology Initiatives – The company will increase its investment in information technology to improve associate productivity with user friendly, support driven systems.

Challenges and Risks
As a regional grocery store chain, the company faces unique opportunities, challenges and risks compared to larger retail grocery chains. Management identified certain key challenges and risks that warrant ongoing attention:

•	Competition - The retail food industry is intensely price competitive. The company's financial results may be adversely impacted by a competitive environment which could cause the company to reduce retail prices without a corresponding reduction in its product cost to maintain market share, resulting in lower sales and gross profit margins.

•	Trade Area - The company's stores are concentrated in central and northeast Pennsylvania, central Maryland and suburban Baltimore regions. Changes in economic and social conditions in the company's operating regions, including the rate of inflation, population demographics and employment and job growth, affect customer shopping habits. Business disruptions due to weather and catastrophic events historically have been few, but the company's geographic regions do receive varying amounts of snow annually. Such conditions could materially affect sales and expense results.

•	Food Safety - Customers count on the company to provide them with wholesome food products. Concerns regarding the safety of food products sold in its stores could cause shoppers to avoid purchasing certain products from the company, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside of the company's control. Any lost confidence on the part of its customers would be difficult and costly to reestablish. As such, any issue regarding the safety of any food items sold by the company, regardless of the cause, could have a substantial and adverse effect on operation.

•	Execution of Expansion Plans - Circumstances outside the company's control could negatively impact anticipated capital investments. The company cannot determine with certainty whether its new stores will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on the company's business and results of its operations.

•	Data and Technology - The company's business is increasingly dependent on information technology systems that are complex and vital to continuing operations. If the company was to experience difficulties maintaining existing systems or implementing new systems, significant losses could be incurred due to disruptions in its operations. Additionally, these systems contain valuable proprietary data that, if breached, would have an adverse effect on the company.

•	Operating Costs - Associate expenses attribute to the majority of its operating costs and therefore, the company's financial performance is greatly influenced by increasing wage and benefit costs, a competitive labor market and the risk of unionized labor disruptions of its non-union workforce. Employment conditions specifically may affect the company's ability to hire and train qualified associates. The company's profit is particularly impacted by the cost of oil. Oil prices directly affect the company's product transportation costs, as well as its utility and petroleum-based supply costs. The company remains extremely concerned about the continuing rise in interchange fees for accepting credit card payments at the point of sale.

Page 8 of 37 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview,  Challenges and Risks (continued)

•	Self-Insurance Exposure - The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000. Although the company has minimized its exposure on individual claims, the company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising and having a significant impact on earnings.

See also "Item 1a. Risk Factors" in Part I of this report for additional information about risks and uncertainties facing the company.

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)
For the Fiscal Years Ended December 27, 2008	2008	2007	2006	Percent Changes
December 29, 2007 and December 30, 2006				2008 vs.	2007 vs.
	(52 weeks)	(52 weeks)	(52 weeks)	2007	2006
Net sales	$2,422,361	$2,318,551	$2,244,512	4.5%	3.3%
Cost of sales, including warehousing and distribution expenses	1,795,404	1,716,424	1,647,233	4.6	4.2
Gross profit on sales	626,957	602,127	597,279	4.1	0.8
Gross profit margin	25.9%	26.0%	26.6%
Operating, general and administrative expenses	559,519	527,378	515,675	6.1	2.3
O, G & A, percent of net sales	23.1%	22.7%	23.0%
Income from operations	67,438	74,749	81,604	(9.8)	(8.4)
Operating margin	2.8%	3.2%	3.6%
Investment income	2,675	3,010	4,484	(11.1)	(32.9)
Investment income, percent of net sales	0.1%	0.1%	0.2%
Income before provision for income taxes	70,113	77,759	86,088	(9.8)	(9.7)
Provision for income taxes	23,118	26,769	30,078	(13.6)	(11.0)
Effective tax rate	33.0%	34.4%	34.9%
Net income	$46,995	$50,990	$56,010	(7.8)%	(9.0)%
Net income, percent of net sales	1.9%	2.2%	2.5%
Basic and diluted earnings per share	$1.74	$1.89	$2.07	(7.9)%	(8.7)%

Net Sales
The company's revenues are earned and cash is generated as merchandise is sold to customers at the point of sale. Discounts, except those provided by a vendor, are recognized as a reduction in sales as products are sold or over the life of a promotional program if redeemable in the future.

Comparable store sales increased 4.3% in 2008 compared to 2007 and increased 3.5% in 2007 compared to 2006. The increase in comparable store sales in 2008 and 2007 was primarily the result of an increase in average sales per customer transaction, which was the result of changes in product mix and inflation. The number of comparable store customer visits in the year was slightly down in 2008 compared to a year ago, which the company believed was due to the uncertain economy and the high cost of gasoline. While customers are more cautious in their spending and are making fewer store visits per week, they are spending more while in the store. The average customer basket size in 2008 increased 4.7% compared to 2007.

Page 9 of 37 (Form 10-K)

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

With grim economic conditions, consumer buying habits have noticeably shifted from more expensive national brand products to Weis private label brands. The units of Weis private label merchandise sold in 2008 as compared to 2007 increased 3.9%. The company believes this trend will continue as more consumers become acquainted with the quality and value of its private label products. While this trend is potentially detrimental to the company's overall sales growth, private label products have a higher gross profit margin than name brand products.

Pharmacy sales decreased 2.3% and 1.2% for 2008 and 2007, respectively. Market forces positively affecting prescription growth such as an aging population base, continue to be offset by retail erosion due to increased generic penetration, competitive pressures and a softening economy. In addition, prescription plan sponsors continue to offer economic incentives to covered individuals in an effort to shift their prescription drug purchases to mail order. In response to market conditions and competitive pressures, the company implemented new pricing strategies involving generic drugs in the second half of 2008.

Management remains confident in its ability to generate sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the company's competitive position.

Cost of Sales and Gross Profit
Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs.

As experienced in the final six months of 2007, 2008 wholesale prices increased more quickly than the retail prices paid by consumers. According to the latest U.S. Bureau of Labor Statistics' report, food-at-home price inflation increased 6.4% in 2008, 4.2% in 2007 and 1.7% in 2006 while wholesale food inflation increased at a higher rate of 6.8%, 6.6% and .6% respectively. These differences contributed significantly to the slight, but steady decline in the company's gross profit rate in the three years presented. However, this trend is gradually subsiding and price increases from manufacturers are being passed along to customers in a more timely manner.

Throughout 2008, the company continued its aggressive promotional activity while keeping its overall pricing competitively low during this period of significant wholesale food inflation.

Because of the significant wholesale price inflation, the company experienced an increase in its LIFO charge. The LIFO charge in 2008, 2007, and 2006 was $11.8 million, $7.2 million and $4.2 million, respectively. Like many food retailers, the company continues to experience product cost inflation at levels that have not occurred for several years.

The company realized a 21.0% improvement in store inventory losses ("shrink") in 2008 compared to 2007 in contrast to a 64.6% increase in losses between 2007 and 2006. Management remains committed to controlling store inventory losses through its ongoing shrink initiatives.

Page 10 of 37 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

The company's profitability is particularly impacted by the cost of oil. Cost of sales was impacted by a 33.5% increase in the cost of diesel fuel used by the company to deliver goods from its distribution center to its stores as compared to 2007. In response to the higher prices, the company has mechanically lowered the top speed of its tractors, implemented routing software to improve loading patterns and reduce delivery mileage, and has started a driver training program regarding shift patterns. With these initiatives, management estimates a 6% reduction in fuel usage over the next year. Fluctuating fuel prices may continue to adversely affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags.

Although the company experienced product cost inflation for all three years presented, management does not feel it can accurately measure the full impact of inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

Operating, General and Administrative Expenses
Business operating costs including expenses generated from administration and purchasing functions, are recorded in "Operating, general and administrative expenses." Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, equipment depreciation, leasehold amortization and costs for outside provided services.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 5.0% in 2008 compared to 2007 and 4.3% in 2007 compared to 2006. As a percent of sales, employee-related costs increased .1% in 2008 versus 2007.

Pennsylvania, where the majority of the company's stores are located, increased the minimum wage rate twice in 2007 totaling $2.00 per hour. Although the company paid its associates more than the minimum wage rate, the increases impacted associate rates well above minimum wage. In addition, the company increased associate rates in neighboring states.

Health care benefits increased 13.8% in 2008 compared to 2007 and increased 5.8% in 2007 compared to 2006. Management expects the trend of increasing health care benefit costs to continue.

The company's 2008 operating, general and administrative expenses were reduced by $1.4 million in adjustments made to the non-qualified retirement plans (see Note 6 Retirement Plans) due to a decline in the equity market. In 2007 and 2006, this expense was $756,000 and $1.5 million, respectively.

The company's interchange fees for accepting credit and debit cards increased 12.1% to $14.3 million in 2008 compared to 2007 and 12.3% to $12.8 million in 2007 from 2006. Major credit card companies control approximately 80% of the interchange fee network in the United States, which allows them to unilaterally raise their rates at will. According to an independent study conducted by Diamond Management & Technology Consultants in 2006, only 13% of the interchange fees represents the actual cost to process these transactions. The company remains extremely concerned about this inequity and the excessive increases in interchange fees for accepting credit and debit card transactions. It continues to work with a wide variety of corporations and trade associations to make credit card interchange fees fair and bring competition to this broken market through legislative and regulatory initiatives.

Retail store profitability is sensitive to rising utility costs due to the amount of electricity and gas required to operate. The company is reacting to these increased operating costs by evaluating technological improvements for improved utility and fuel management. Electric supply options were explored in certain markets with various suppliers and opportunities were appropriately acted upon to control this expenditure.

Page 11 of 37 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

The company may not be able to recover these rising utility, fuel and interchange costs through increased prices charged to its customers. Any delay in the company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer. Management does not foresee a change in these trends in the near future.

The company incurred a pre-tax impairment loss of $1.7 million on one closed store facility in 2008 compared to a pre-tax gain of $8.0 million on the sale of two closed store facilities and an undeveloped parcel of land in 2007. In 2006, the company incurred a pre-tax impairment loss of $1.7 million on two closed store facilities. Earnings were further impacted in 2007 and 2006 by a $1.2 million and a $1.4 million adjustment to liabilities for future expenses on closed stores.

During fiscal 2008, the company recognized approximately $1.0 million of gift card breakage income (See Note 1(r) Revenue Recognition) as a credit against operating, general and administrative expenses. Fiscal 2008 was the first year in which the company recognized gift card breakage income, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program in late 2002. The resolution of certain legal matters associated with gift card liabilities prompted management to initiate a change in accounting estimate.

Investment Income
The company's investments consist of short-term money market funds and marketable securities consisting of Pennsylvania tax-free state and municipal bonds and equity securities. The company classifies all of its marketable securities as available-for-sale. Due to declining yields on short-term money market funds, the company experienced a $307,000 decrease in interest income in 2008 compared to 2007 and an $898,000 decrease from 2006 to 2007. The company realized a long-term gain of $431,000 on the sale of equities from its investment portfolio in 2006.

Provision for Income Taxes
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

Liquidity and Capital Resources

Net cash provided by operating activities was $115.3 million in 2008 compared with $85.4 million in 2007 and $99.3 million in 2006. Working capital increased 1.0% in 2008, increased 6.7% in 2007, and decreased 13.3% in 2006. The considerable decline in working capital in 2006 was primarily due to the company's increased investment in property and equipment.

Net cash used in investing activities was $65.8 million in 2008 compared to $39.1 million in 2007, and $108.5 million in 2006. These funds were used primarily for property and equipment purchases in the three years presented. Property and equipment purchases during 2008 totaled $67.0 million compared to $64.2 million in 2007 and $100.0 million in 2006. As a percentage of sales, capital expenditures were 2.8%, 2.8% and 4.5% in 2008, 2007 and 2006, respectively.

The company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $80.5 million in 2009.

Page 12 of 37 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (continued)

Net cash used in financing activities during 2008 was $31.3 million compared to $32.7 million in 2007 and $32.5 million in 2006. The majority of the financing activities consisted of dividend payments to shareholders. At December 27, 2008, the company had outstanding letters of credit of $29.2 million.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.16 per year in 2008, 2007 and 2006. Treasury stock purchases amounted to $181,000 in 2008, compared to $2.7 million in 2007 and $1.4 million in 2006. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the company's common stock has a remaining balance of 819,924 shares.

The company has no other commitment of capital resources as of December 27, 2008, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The company anticipates funding its working capital requirements and its $80.5 million capital expansion program through internally generated cash flows from operations.

The company's earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings. The company's marketable securities portfolio currently consists of Pennsylvania tax-free state and municipal bonds, equity securities and other short-term investments. Other short-term investments are classified as cash equivalents on the Consolidated Balance Sheets.

The company experienced a $2.8 million unrealized holding loss net of deferred taxes in 2008, primarily due to a decline in the value of the company's equity holdings (see Note 9 Comprehensive Income). In 2007 and 2006, the company had unrealized holding gains of $1.3 million and $2.0 million, respectively. As of December 27, 2008, the company had $7.8 million in gross unrealized holding gains in marketable securities (see Note 2 Marketable Securities).

By their nature, these financial instruments inherently expose the holders to market risk. The extent of the company's interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the company believes that its exposure in this area is not material.

Under its current policies, the company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations. Historically, the company's principal investment strategy of obtaining marketable securities with maturity dates between one and five years helps to minimize market risk and to maintain a balance between risk and return. The equity securities owned by the company consist primarily of stock held in large capitalized companies trading on public security exchange markets. The company's management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure is located in "Item 7a. Quantitative and Qualitative Disclosures about Market Risk" of this report.

Contractual Obligations
The following table represents scheduled maturities of the company's long-term contractual obligations as of December 27, 2008.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$218,176	$28,066	$47,471	$37,527	$105,112
Total	$218,176	$28,066	$47,471	$37,527	$105,112

Critical Accounting Estimates

The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements.

Page 13 of 37 (Form 10-K)

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

Store Closing Costs
The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from two to ten years. At December 27, 2008, closed store lease liabilities totaled $1.5 million. The company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which changes become known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Self-Insurance
The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers' compensation claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000. Significant assumptions used in the development of the actuarial estimates include reliance on the company's historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

Page 14 of 37 (Form 10-K)

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

Certifications

As required under Section 303A.12(a) of the New York Stock Exchange Listed Company Manual, the company submitted a Chief Executive Officer Certification to the New York Stock Exchange with no qualifications on May 15, 2008. The company filed with the Securities and Exchange Commission the Chief Executive Officer and Chief Financial Officer certifications as required under Section 302 of the Sarbanes-Oxley Act in the prior years as an Exhibit to Form 10-K.

Item 7a.      Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates										Fair Value
December 27, 2008	2009	2010	2011		2012		2013		Thereafter	Total	Dec. 27, 2008
Rate sensitive assets:
Fixed interest rate securities	$2,020	$6,135	$2,040	$	---	$	---	$	---	$10,195	$10,483
Average interest rate	3.16%	3.48%	4.11%		---		---		---	3.54%

Other Relevant Market Risks
The company's equity securities at December 27, 2008 had a cost basis of $1,934,000 and a fair value of $9,645,000. The dividend yield realized on these equity investments was 6.28% in 2008. Market risk, as it relates to equities owned by the company, is discussed within the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained within this report.

Page 15 of 37 (Form 10-K)

WEIS MARKETS, INC.

Item 8.      Financial Statements and Supplementary Data:

WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
December 27, 2008 and December 29, 2007
	2008	2007
Assets
Current:
Cash and cash equivalents	$59,351	$41,187
Marketable securities	20,128	26,182
Accounts receivable, net	45,318	48,460
Inventories	187,433	193,732
Prepaid expenses	5,025	3,317
Income taxes recoverable	---	8,074
Total current assets	317,255	320,952
Property and equipment, net	511,113	499,246
Goodwill	15,722	15,722
Intangible and other assets, net	4,124	4,149
Total assets	$848,214	$840,069
Liabilities
Current:
Accounts payable	$95,128	$103,712
Accrued expenses	28,173	24,436
Accrued self-insurance	23,344	23,442
Deferred revenue, net	6,920	7,843
Income taxes payable	738	---
Deferred income taxes	4,020	4,134
Total current liabilities	158,323	163,567
Postretirement benefit obligations	12,454	14,027
Deferred income taxes	16,337	14,247
Total liabilities	187,114	191,841
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 and 33,044,357 shares issued, respectively	9,949	9,830
Retained earnings	795,473	779,760
Accumulated other comprehensive income, net	4,560	7,339
	809,982	796,929
Treasury stock at cost, 6,081,908 and 6,077,311 shares, respectively	(148,882)	(148,701)
Total shareholders' equity	661,100	648,228
Total liabilities and shareholders' equity	$848,214	$840,069
See accompanying notes to consolidated financial statements.

Page 16 of 37 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 27, 2008,
December 29, 2007 and December 30, 2006	2008	2007	2006
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Net sales	$2,422,361	$2,318,551	$2,244,512
Cost of sales, including warehousing and distribution expenses	1,795,404	1,716,424	1,647,233
Gross profit on sales	626,957	602,127	597,279
Operating, general and administrative expenses	559,519	527,378	515,675
Income from operations	67,438	74,749	81,604
Investment income	2,675	3,010	4,484
Income before provision for income taxes	70,113	77,759	86,088
Provision for income taxes	23,118	26,769	30,078
Net income	$46,995	$50,990	$56,010

Weighted-average shares outstanding, basic	26,966,647	26,987,786	27,016,877
Weighted-average shares outstanding, diluted	26,966,647	26,993,997	27,027,198

Cash dividends per share	$1.16	$1.16	$1.16
Basic and diluted earnings per share	$1.74	$1.89	$2.07
See accompanying notes to consolidated financial statements.

Page 17 of 37 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(dollars in thousands, except shares)
For the Fiscal Years Ended December 27, 2008,
December 29, 2007 and December 30, 2006				Accumulated
				Other				Total
	Common Stock		Retained	Comprehensive	Treasury Stock			Shareholders'
	Shares	Amount	Earnings	Income (Loss)	Shares	Amount		Equity
Balance at December 31, 2005	33,002,357	$8,371	$735,865	$4,296	5,982,461	$(144,675	) $	603,857
Net income	---	---	56,010	---	---	---		56,010
Other comprehensive income, net of reclassification adjustments and tax	---	---	---	1,788	---	---		1,788
Comprehensive income								57,798
Shares issued for options	6,689	224	---	---	3,498	(154)		70
Treasury stock purchased	---	---	---	---	30,332	(1,218)		(1,218)
Dividends paid	---	---	(31,344)	---	---	---		(31,344)
Balance at December 30, 2006	33,009,046	8,595	760,531	6,084	6,016,291	(146,047)		629,163
Net income	---	---	50,990	---	---	---		50,990
Other comprehensive income, net of reclassification adjustments and tax	---	---	---	1,255	---	---		1,255
Comprehensive income								52,245
Cumulative effect of change in accounting for income taxes	---	---	(452)	---	---	---		(452)
Shares issued for options	35,311	1,235	---	---	25,561	(1,155)		80
Treasury stock purchased	---	---	---	---	35,459	(1,499)		(1,499)
Dividends paid	---	---	(31,309)	---	---	---		(31,309)
Balance at December 29, 2007	33,044,357	9,830	779,760	7,339	6,077,311	(148,701)		648,228
Net income	---	---	46,995	---	---	---		46,995
Other comprehensive loss, net of reclassification adjustments and tax	---	---	---	(2,779)	---	---		(2,779)
Comprehensive income								44,216
Shares issued for options	3,450	119	---	---	1,688	(67)		52
Treasury stock purchased	---	---	---	---	2,909	(114)		(114)
Dividends paid	---	---	(31,282)	---	---	---		(31,282)
Balance at December 27, 2008	33,047,807	$9,949	$795,473	$4,560	6,081,908	$(148,882	) $	661,100
See accompanying notes to consolidated financial statements.

Page 18 of 37 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 27, 2008,
December 29, 2007 and December 30, 2006	2008	2007	2006
	(52 Weeks)	(52 Weeks)	(52 Weeks)
Cash flows from operating activities:
Net income	$46,995	$50,990	$56,010
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	47,053	47,511	45,000
Amortization	7,978	7,331	6,020
Loss (gain) on disposition / impairment of fixed assets	155	(8,031)	974
Gain on sale of marketable securities	---	(6)	(431)
Changes in operating assets and liabilities:
Inventories	6,299	(4,264)	(10,086)
Accounts receivable and prepaid expenses	1,434	(5,960)	(1,365)
Income taxes recoverable	8,074	(8,074)	---
Accounts payable and other liabilities	(7,441)	8,169	10,277
Income taxes payable	738	(1,317)	(1,155)
Deferred income taxes	3,946	(1,252)	(5,762)
Other	95	345	(201)
Net cash provided by operating activities	115,326	85,442	99,281

Cash flows from investing activities:
Purchase of property and equipment	(66,958)	(64,233)	(99,975)
Proceeds from the sale of property and equipment	324	11,374	2,696
Purchase of marketable securities	---	---	(33,020)
Proceeds from maturities of marketable securities	1,210	13,780	15,745
Proceeds from sale of marketable securities	---	7	6,010
Increase in intangible and other assets	(394)	---	---
Net cash used in investing activities	(65,818)	(39,072)	(108,544)

Cash flows from financing activities:
Proceeds from issuance of common stock	119	1,235	224
Dividends paid	(31,282)	(31,309)	(31,344)
Purchase of treasury stock	(181)	(2,654)	(1,372)
Net cash used in financing activities	(31,344)	(32,728)	(32,492)

Net increase (decrease) in cash and cash equivalents	18,164	13,642	(41,755)
Cash and cash equivalents at beginning of year	41,187	27,545	69,300
Cash and cash equivalents at end of year	$59,351	$41,187	$27,545
See accompanying notes to consolidated financial statements.

Page 19 of 37 (Form 10-K)

WEIS MARKETS, INC.

Notes to Consolidated Financial Statements

Note 1 Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the company's consolidated financial statements:

(a) Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the company's business during fiscal 2008.

(b) Definition of Fiscal Year
The company's fiscal year ends on the last Saturday in December. Fiscal 2008, 2007 and 2006 were comprised of 52 weeks.

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

(e) Reclassifications
The company reclassified "Payable to employee benefit plans" as originally reported for the year ended December 29, 2007 in the amount of $1.4 million. The amount, which had been previously reported as a separate line on the Consolidated Balance Sheets, is included in "Accrued expenses." The company also reclassified "Deferred revenue" in the amount $7.8 million for the year ended December 29, 2007. The amount, which had been previously reported in "Accounts payable" on the Consolidated Balance Sheets, is currently reported as a separate line. "Deferred revenue" consists entirely of the company's gift card liability. For further information on the company's gift card accounting policy, see Note 1(r).

(f) Cash and Cash Equivalents
The company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 27, 2008 and December 29, 2007 totaled $51.6 million and $33.0 million, respectively.

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

(h) Accounts Receivable
Accounts receivable are stated net of an allowance for uncollectible accounts of $673,000 and $1.1 million as of December 27, 2008 and December 29, 2007, respectively. The reserve balance relates to amounts due from pharmacy third party providers and customer returned checks. The company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions. Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

Page 20 of 37 (Form 10-K)

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

To derive the fair value of the company's sole reporting unit, the company uses an income approach along with an analysis of its stock value. Under the income approach, fair value of a reporting unit is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the company. Estimated future cash flows are based on the company's internal projection model. The stock value evaluation consists of measuring the average market capitalization of the company against its total asset value of its sole reporting unit. The company completes its impairment test in the third quarter of each fiscal year.

The results of the impairment test are subject to management's estimates and assumptions of projected cash flows and operating results. The company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments. However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

Intangible assets with a definite useful life are generally amortized over periods ranging from 15 to 20 years. Estimated amortization expense for the next five fiscal years is approximately $418,000 in 2009, $359,000 in 2010, $329,000 in 2011, $325,000 in 2012, and $321,000 in 2013. As of December 27, 2008, the company has no intangible assets, other than goodwill, with indefinite lives.

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

Page 21 of 37 (Form 10-K)

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

(m) Store Closing Costs
In accordance with FASB Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), the company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from two to ten years. Closed store lease liabilities totaled $1.5 million and $2.0 million at December 27, 2008 and December 29, 2007, respectively. The company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.

(n) Self-Insurance
The company is self-insured for a majority of its workers' compensation, general liability, vehicle accident and associate medical benefit claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.

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

Page 22 of 37 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(r) Revenue Recognition
Revenue from the sale of products to the company's customers is recognized at the point of sale. Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold. Periodically, the company will run a point based sales incentive program that rewards customers with future sales discounts. The company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software. Sales are reduced by these estimates over the life of the program. Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts. The company records "Deferred revenue" for the sale of gift cards and revenue is recognized in "Net sales" at the time of customer redemption for products. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the company believes the likelihood of redemption by the customer is remote. During fiscal 2008, the company recognized approximately $1.0 million of gift card breakage income. Fiscal 2008 was the first year in which the company recognized gift card breakage income, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program. The resolution of certain legal matters associated with gift card liabilities prompted management to initiate a change in accounting estimate. This income is included in the Consolidated Statements of Income as a reduction in "Operating, general and administrative expenses." Merchandise return activity is immaterial to revenues.

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

Vendor allowances recorded as credits in cost of sales totaled $51.2 million in 2008, $44.6 million in 2007, and $42.6 million in 2006. Vendor paid cooperative advertising credits totaled $15.1 million in 2008, $16.7 million in 2007, and $16.5 million in 2006. These credits were netted against advertising costs within "Operating, general and administrative expenses." The company had accounts receivable due from vendors of $589,000 and $846,000 for earned advertising credits and $5.3 million and $6.4 million for earned promotional discounts as of December 27, 2008 and December 29, 2007, respectively. The company had $2.4 million and $805,000 in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 27, 2008 and December 29, 2007, respectively.

Page 23 of 37 (Form 10-K)

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

(v) Advertising Costs
The company expenses advertising costs as incurred. The company recorded advertising expense, before vendor paid cooperative advertising credits, of $25.0 million in 2008, $25.2 million in 2007, and $26.1 million in 2006 in "Operating, general and administrative expenses."

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

Page 24 of 37 (Form 10-K)

WEIS MARKETS, INC.

Note 2 Marketable Securities
Marketable securities, as of December 27, 2008 and December 29, 2007, consisted of:

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 27, 2008	Cost	Gains	Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$10,399	$101	$17	$10,483
Equity securities	1,934	7,746	35	9,645
	$12,333	$7,847	$52	$20,128
		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 29, 2007	Cost	Gains	Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$11,704	$76	$6	$11,774
Equity securities	1,934	12,483	9	14,408
	$13,638	$12,559	$15	$26,182

Maturities of marketable securities classified as available-for-sale at December 27, 2008, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$2,068	$2,074
Due within one year through five years	8,331	8,409
Equity securities	1,934	9,645
	$12,333	$20,128

See additional disclosures regarding marketable securities in Notes 1(g) and 11.

Note 3 Inventories
Merchandise inventories, as of December 27, 2008 and December 29, 2007, were valued as follows:

(dollars in thousands)	2008	2007
LIFO	$144,826	$154,268
Average cost	42,607	39,464
	$187,433	$193,732

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the company's circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $66,316,000 and $54,494,000 higher than as reported on the above methods as of December 27, 2008 and December 29, 2007, respectively. During 2008, the company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Page 25 of 37 (Form 10-K)

WEIS MARKETS, INC.

Note 4 Property and Equipment
Property and equipment, as of December 27, 2008 and December 29, 2007, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2008	2007
Land		$86,003	$85,158
Buildings and improvements	10-60	417,954	404,784
Equipment	3-12	646,427	608,458
Leasehold improvements	5-20	136,589	130,978
Total, at cost		1,286,973	1,229,378
Less accumulated depreciation and amortization		775,860	730,132
		$511,113	$499,246

Note 5 Lease Commitments
At December 27, 2008, the company leased approximately 55% of its open store facilities under operating leases that expire at various dates through 2028. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the company may extend the lease terms from 5 to 20 years. Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term. The company does not have any leases that include capital improvement funding or other lease concessions.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2008	2007	2006
Minimum annual rentals	$30,733	$30,370	$30,147
Contingent rentals	473	354	333
Lease or sublease income	(6,206)	(6,466)	(6,757)
	$25,000	$24,258	$23,723

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining noncancelable lease terms in excess of one year as of December 27, 2008.

(dollars in thousands)	Leases	Subleases
2009	$28,066	$(4,244)
2010	25,957	(4,084)
2011	21,514	(2,789)
2012	19,077	(1,377)
2013	18,450	(655)
Thereafter	105,112	(2,116)
	$218,176	$(15,265)

The company has $897,000 accrued as of December 27, 2008, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received. The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

Page 26 of 37 (Form 10-K)

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

Retirement plan costs:

(dollars in thousands)	2008	2007	2006
Retirement savings plan	$1,095	$1,034	$1,006
Profit-sharing plan	900	922	900
Employee stock bonus plan	---	---	40
Deferred compensation plan	525	435	500
Supplemental retirement plan	(1,976)	396	965
Pharmacist deferred compensation plan	3	(75)	46
	$547	$2,712	$3,457

The Weis Markets, Inc. Employee Stock Bonus Plan was terminated as of December 31, 2006 and all contributions under the Weis Markets, Inc. Employee Stock Bonus Plan ceased as of December 31, 2006.

The company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. The benefits are determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate. The plan is unfunded and accounted for on an accrual basis. The projected benefit obligations are equal to the liability for pension benefits included in "Accrued expenses" and "Postretirement benefit obligations" in the Consolidated Balance Sheets.

Change in the benefit obligations:

(dollars in thousands)	2008	2007
Benefit obligations at beginning of year	$6,775	$6,571
Interest cost	491	475
Benefit payments	(232)	(232)
Actuarial gain (loss)	34	(39)
	$7,068	$6,775

Weighted-average assumptions used to determine benefit obligations:	2008	2007
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:

(dollars in thousands)	2008	2007	2006
Interest cost	$491	$475	$455
Amount of recognized gain	198	271	187

Page 27 of 37 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans (continued)
Estimated future benefit payments:

(dollars in thousands)	Benefits
2009	$232
2010	1,291
2011	1,291
2012	1,291
2013	1,291
2014 - 2018	6,456

The company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates. These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. These plans are unfunded and accounted for on an accrual basis. Participants in these plans are excluded from participation in the Profit Sharing and Employee Stock Bonus plans. The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion. The allocation among the various plan participants is made in relationship to their compensation, years of service and job performance. Plan participants are 100% vested in their accounts after six years of service with the company. Benefits are distributed among participants upon reaching the applicable retirement age. Substantial risk of benefit forfeiture does exist for participants in these plans. The present value of accumulated benefits amounted to $5,617,000 and $7,484,000 at December 27, 2008 and December 29, 2007, respectively, and is included in "Postretirement benefit obligations" in the Consolidated Balance Sheets.

The company has no other postretirement benefit plans.

Note 7 Stock Option Plan
The company has an incentive stock option plan for officers and other key associates. Under the terms of the plan, option exercise prices are 100% of the "fair market value" of the shares on the date granted. Options previously granted are immediately exercisable and expire ten years after date of grant.

Changes during the three years ended December 27, 2008, in options outstanding under the plan were as follows:

	Weighted-Average	Shares
	Exercise Price	Under Option
Balance, December 31, 2005	$35.83	92,150
Exercised	$33.53	(6,689)
Expired	$31.50	(700)
Balance, December 30, 2006	$36.04	84,761
Exercised	$34.97	(35,311)
Expired	$32.88	(700)
Forfeited	$36.26	(1,700)
Balance, December 29, 2007	$36.88	47,050
Exercised	$34.59	(3,450)
Expired	$34.31	(1,100)
Forfeited	$35.95	(950)
Balance, December 27, 2008	$37.16	41,550

Exercise prices for options outstanding as of December 27, 2008 ranged from $35.13 to $37.94. The weighted-average remaining contractual life of those options is two years. As of December 27, 2008, all options are exercisable.

Page 28 of 37 (Form 10-K)

WEIS MARKETS, INC.

Note 8 Income Taxes
The provision (benefit) for income taxes consists of:

(dollars in thousands)	2008	2007	2006
Current:
Federal	$17,017	$27,069	$33,168
State	2,155	952	2,672
Deferred:
Federal	6,843	(1,218)	(4,758)
State	(2,897)	(34)	(1,004)
	$23,118	$26,769	$30,078

The reconciliation of income taxes computed at the federal statutory rate (35% in 2008, 2007 and 2006) to the provision for income taxes is:

(dollars in thousands)	2008	2007	2006
Income taxes at federal statutory rate	$24,540	$27,216	$30,131
State income taxes, net of federal income tax benefit	(483)	597	1,084
Other	(939)	(1,044)	(1,137)
Provision for income taxes (effective tax rate 33.0%, 34.4% and 34.9%, respectively)	$23,118	$26,769	$30,078

Cash paid for income taxes was $42,018,000, $37,411,000 and $36,844,000 in 2008, 2007 and 2006, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 27, 2008 and December 29, 2007, are:

(dollars in thousands)	2008	2007
Deferred tax assets:
Accounts receivable	$133	$147
Compensated absences	484	470
Employee benefit plans	7,195	7,332
General liability insurance	1,503	1,403
Nondeductible accruals and other	---	92
Postretirement benefit obligations	5,195	5,876
Net operating loss carryforwards	3,700	---
Total deferred tax assets	18,210	15,320
Deferred tax liabilities:
Inventories	(9,674)	(8,373)
Unrealized gain on marketable securities	(3,235)	(5,205)
Nondeductible accruals and other	(426)	---
Depreciation	(25,232)	(20,123)
Total deferred tax liabilities	(38,567)	(33,701)
Net deferred tax liability	$(20,357)	$(18,381)
Current deferred liability - net	$(4,020)	$(4,134)
Noncurrent deferred liability - net	(16,337)	(14,247)
Net deferred tax liability	$(20,357)	$(18,381)

Page 29 of 37 (Form 10-K)

WEIS MARKETS, INC.

Note 8 Income Taxes (continued)
The company adopted FIN 48 on December 31, 2006, the first day of the 2007 fiscal year, and, as a result, recognized a $452,000 decrease to opening retained earnings from the cumulative effect of adoption. As of December 31, 2006, the total amount of gross unrecognized tax benefits was $692,000.

The following table summarizes the activity related to the company's unrecognized tax benefits:

(dollars in thousands)	2008	2007
Unrecognized tax benefits at beginning of year	$678	$692
Increases based on tax positions related to the current year	---	---
Additions for tax positions of prior years	150	517
Reductions for tax positions of prior years	---	(66)
Settlements	(28)	(452)
Expiration of the statute of limitations for assessment of taxes	---	(13)
Unrecognized tax benefits at end of year	$800	$678

All of the unrecognized tax benefits, $800,000 for 2008 and $678,000 for 2007, would impact the effective tax rate over time and if recognized would reduce the effective tax rate. The company accrues interest and penalties related to income tax matters as a part of the provision for income taxes. The company had $55,000, $40,000 and $189,000 of accrued interest and penalties at December 27, 2008, December 29, 2007 and December 31, 2006, respectively. Management anticipates settlement for the majority of unrecognized tax benefits within the next twelve months.

The IRS completed its examination of the company's federal income tax returns for 2003 and 2004. The IRS proposed one tax deficiency to which the company agreed. The company or one of its subsidiaries files tax returns in various states. The tax years subject to examination in Pennsylvania, where the majority of the company's revenues are generated, are 2002 to 2008. Pennsylvania has informed the company that an examination will occur in 2009 for the open tax years.

Note 9 Comprehensive Income

(dollars in thousands)	2008	2007	2006
Net income	$46,995	$50,990	$56,010
Other comprehensive income by component, net of tax:
Unrealized holding (losses) gains arising during period (Net of deferred taxes of $1,970, $892 and $1,447, respectively)	(2,779)	1,259	2,040
Reclassification adjustment for gains included in net income (Net of deferred taxes of $0, $2 and $179, respectively)	---	(4)	(252)
Other comprehensive (loss) income, net of tax	(2,779)	1,255	1,788
Comprehensive income, net of tax	$44,216	$52,245	$57,798

Page 30 of 37 (Form 10-K)

WEIS MARKETS, INC.

Note 10 Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2008 and 2007 are as follows:

(dollars in thousands,	Thirteen Weeks Ended
except per share amounts)	March 29, 2008	June 28, 2008	Sep. 27, 2008	Dec. 27, 2008
Net sales	$595,666	$603,393	$603,894	$619,408
Gross profit on sales	152,722	158,084	156,362	159,789
Net income	9,056	12,836	8,091	17,012
Basic and diluted earnings per share	.34	.48	.30	.63

(dollars in thousands,	Thirteen Weeks Ended
except per share amounts)	March 31, 2007	June 30, 2007	Sep. 29, 2007	Dec. 29, 2007
Net sales	$571,795	$578,812	$564,966	$602,978
Gross profit on sales	151,541	154,211	147,694	148,681
Net income	13,405	18,157	10,817	8,611
Basic and diluted earnings per share	.50	.67	.40	.32

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
Sunbury, Pennsylvania

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and subsidiaries as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 (52 weeks, 52 weeks and 52 weeks, respectively).  Our audits of the basic financial statements included the financial statements schedule listed in the index appearing under Item 15(a)(2). We have also audited Weis Markets, Inc. and subsidiaries' internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Weis Market, Inc. and subsidiaries' management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the effectiveness of Weis Markets, Inc. and subsidiaries' internal control over financial reporting based on our audits.

Page 31 of 37 (Form 10-K)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. and subsidiaries as of December 27, 2008 and December 29, 2007, and the consolidated results of their operations and their cash flows for the fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 (52 weeks, 52 weeks and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Weis Markets, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/Grant Thornton LLP
Philadelphia, Pennsylvania
March 6, 2009

Page 32 of 37 (Form 10-K)

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management concluded that the company's internal control over financial reporting was effective as of December 27, 2008.

The effectiveness of the Company's internal control over financial reporting as of the fiscal year end, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting during the fiscal quarter ended December 27, 2008, that materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9b.     Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

Page 33 of 37 (Form 10-K)

WEIS MARKETS, INC.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance:

"Election of Directors" on pages 3 and 4, "Board Committees and Meeting Attendance, Audit Committee" on pages 4 and 5, "Corporate Governance Matters" on pages 5 and 6, "Compensation Tables" on pages 9 and 10 and "Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance" on page 17 of the Weis Markets, Inc. definitive proxy statement dated March 12, 2009 are incorporated herein by reference.

Item 11.      Executive Compensation:

"Board Committees and Meeting Attendance, Compensation Committee" on page 5, "Executive Compensation, Compensation Discussion and Analysis" on pages 6 through 9, "Compensation Committee Report" on page 9, "Compensation Tables" on pages 9 through 13 and "Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation" on page 14 of the Weis Markets, Inc. definitive proxy statement dated March 12, 2009 are incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

"Stock Ownership" on pages 15 through 17 of the Weis Markets, Inc. definitive proxy statement dated March 12, 2009 is incorporated herein by reference. Equity compensation plan information is included in Part II, Item 8, "Note 7 Stock Option Plan" on page 28 of this annual report on Form 10-K.

Item 13.     Certain Relationships and Related Transactions, and Director Independence:

"Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions" on page 14 and "Independence of Directors" on page 4 of the Weis Markets, Inc. definitive proxy statement dated March 12, 2009 are incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services:

"Ratification Of Appointment Of Independent Registered Public Accounting Firm" on page 17 of the Weis Markets, Inc. definitive proxy statement dated March 12, 2009 is incorporated herein by reference.

Page 34 of 37 (Form 10-K)

WEIS MARKETS, INC.

PART IV

Item 15.     Exhibits, Financial Statement Schedules:

(a)(1)  The company's 2008 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firms are included in Item 8 of Part II.

(a)(2)  Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:
                Schedule II - Valuation and Qualifying Accounts, page 36 of this annual report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-A	Profit Sharing Plan, filed as exhibit under Part IV, Item 15(c) in the annual report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10-B	Stock Bonus Plan, filed as exhibit under Part IV, Item 15(c) in the annual report on Form 10-K for the fiscal year ended December 28, 2002 and incorporated herein by reference.
10-C	Supplemental Employee Retirement Plan, filed as exhibit under Part IV, Item 14(c) in annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-D	Executive Employment Agreement between the Company and Norman S. Rich, President and Chief Executive Officer, signed on March 23, 2006, commencing on January 1, 2006 and continuing thereafter through December 31, 2008, filed on Form 8-K March 24, 2006 and incorporated herein by reference.
10-E	Executive Employment Agreement between the Company and William R. Mills, Senior Vice President, Treasurer and Chief Financial Officer, signed on June 27, 2007, commencing on January 1, 2008 and continuing thereafter through December 31, 2010, filed on Form 8-K June 29, 2007 and incorporated herein by reference.
10-F	Executive Benefits Agreement between the Company and Robert F. Weis, Chairman of the Board, signed on March 24, 2006, commencing immediately and continuing thereafter through December 31, 2023, filed on Form 8-K March 24, 2006 and incorporated herein by reference.
10-G	Executive Employment Agreement between the Company and David J. Hepfinger, President and Chief Executive Officer, signed on March 6, 2008, commencing on March 1, 2008 and continuing thereafter through February 28, 2010, filed on Form 8-K March 6, 2008 and incorporated herein by reference.
21	Subsidiaries of the Registrant, filed with this annual report on Form 10-K
23	Consent of Grant Thornton LLP, filed with this annual report on Form 10-K
31.1	Rule 13a-14(a) Certification - CEO, filed with this annual report on Form 10-K
31.2	Rule 13a-14(a) Certification - CFO, filed with this annual report on Form 10-K
32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this annual report on Form 10-K

The company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the company's principal executive offices.

(b) The company files as exhibits to this annual report on Form 10-K, those exhibits listed in Item 15(a)(3) above.

Page 35 of 37 (Form 10-K)

WEIS MARKETS, INC.

Item 15(c)(3). Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
WEIS MARKETS, INC.
(dollars in thousands)
COL. A	COL. B	COL. C			COL. D	COL. E
		Additions
	Balance at	Charged to		Charged to		Balance at
	Beginning	Costs and		Accounts	Deductions	End of
Description	of Period	Expenses		Describe	Describe (1)	Period
Year ended December 27, 2008:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,147	$619	$	---	$1,093	$673

Year ended December 29, 2007:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,122	$1,140	$	---	$1,115	$1,147

Year ended December 30, 2006:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,229	$1,047	$	---	$1,154	$1,122

(1) Deductions are uncollectible accounts written off, net of recoveries.

Page 36 of 37 (Form 10-K)

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/12/2009	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/12/2009	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/12/2009	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 03/12/2009	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
and Director
(principal executive officer)

Date 03/12/2009	/S/William R. Mills
William R. Mills
Senior Vice President, Treasurer
and Chief Financial Officer
and Director
(principal financial officer)

Date 03/12/2009	/S/Matthew Nimetz
Matthew Nimetz
Director

Date 03/12/2009	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 03/12/2009	/S/Steven C. Smith
Steven C. Smith
Director

Date 03/12/2009	/S/Scott F. Frost
Scott F. Frost
Controller and Assistant Treasurer
(principal accounting officer)

Page 37 of 37 (Form 10-K)