Form 10-Q
period 2009-03-28
WEIS MARKETS INC
filed 2009-05-07
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ] No   [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of May 7, 2009, there were issued and outstanding 26,930,899 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 28, 2009	December 27, 2008
	(unaudited)
Assets
Current:
Cash and cash equivalents	$99,773	$59,351
Marketable securities	17,212	20,128
Accounts receivable, net	39,883	45,318
Inventories	188,006	187,433
Prepaid expenses	5,343	5,025
Total current assets	350,217	317,255
Property and equipment, net	506,684	511,113
Goodwill	15,722	15,722
Intangible and other assets, net	4,015	4,124
Total assets	$876,638	$848,214
Liabilities
Current:
Accounts payable	$113,986	$95,128
Accrued expenses	29,200	28,173
Accrued self-insurance	22,650	23,344
Deferred revenue, net	4,195	6,920
Income taxes payable	7,350	738
Deferred income taxes	2,165	4,020
Total current liabilities	179,546	158,323
Postretirement benefit obligations	12,800	12,454
Deferred income taxes	15,815	16,337
Total liabilities	208,161	187,114
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	804,171	795,473
Accumulated other comprehensive income
(Net of deferred taxes of $2,891 in 2009 and $3,235 in 2008)	4,076	4,560
	818,196	809,982
Treasury stock at cost, 6,116,908 and 6,081,908 shares,
respectively	(149,719)	(148,882)
Total shareholders' equity	668,477	661,100
Total liabilities and shareholders' equity	$876,638	$848,214

See accompanying notes to consolidated financial statements.

Page 1 of 11 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended
	March 28, 2009	March 29, 2008
Net sales	$606,239	$595,666
Cost of sales, including warehousing and distribution expenses	442,678	442,944
Gross profit on sales	163,561	152,722
Operating, general and administrative expenses	138,425	140,597
Income from operations	25,136	12,125
Investment income	410	841
Income before provision for income taxes	25,546	12,966
Provision for income taxes	9,028	3,910
Net income	$16,518	$9,056
Weighted-average shares outstanding, basic	26,958,519	26,967,170
Weighted-average shares outstanding, diluted	26,958,519	26,967,649
Cash dividends per share	$0.29	$0.29
Basic and diluted earnings per share	$0.61	$0.34

See accompanying notes to consolidated financial statements.

Page 2 of 11 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	13 Weeks Ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net income	$16,518	$9,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,953	11,060
Amortization	1,565	1,488
Loss (gain) on disposition of fixed assets	45	(205)
Changes in operating assets and liabilities:
Inventories	(573)	10,351
Accounts receivable and prepaid expenses	5,117	7,209
Income taxes recoverable	---	3,391
Accounts payable and other liabilities	16,812	5,081
Income taxes payable	6,612	---
Deferred income taxes	(2,034)	407
Other	(108)	74
Net cash provided by operating activities	54,907	47,912

Cash flows from investing activities:
Purchase of property and equipment	(8,241)	(18,025)
Proceeds from the sale of property and equipment	216	210
Proceeds from maturities of marketable securities	2,197	---
Purchase of intangible asset	---	(199)
Net cash used in investing activities	(5,828)	(18,014)

Cash flows from financing activities:
Proceeds from issuance of common stock	---	5
Dividends paid	(7,820)	(7,821)
Purchase of treasury stock	(837)	(1)
Net cash used in financing activities	(8,657)	(7,817)

Net increase in cash and cash equivalents	40,422	22,081
Cash and cash equivalents at beginning of year	59,351	41,187
Cash and cash equivalents at end of period	$99,773	$63,268

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

(2) Current Relevant Accounting Standards
In February 2008, FASB issued FASB Staff Position No. 157-2 ("FSP 157-2") which delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of FSP 157-2 did not have a material impact on the company's financial statements.

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2 and FAS 124-2"). FSP 115-2 and FAS 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP 115-2 and FAS 124-2 apply to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of FSP 115-2 and FAS 124-2, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP 115-2 and FAS 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009. The Company is currently evaluating the provisions of FSP 115-2 and FAS 124-2 to determine the potential impact, if any, the adoption will have on its financial statements.

In April 2009, FASB issued FASB Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The company does not expect the adoption of FSP 157-4 to have a material impact on its consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The company does not expect the adoption of FSP 107-1 and APB 28-1 to have a material impact on its consolidated financial position and results of operations.

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended March 28, 2009 and March 29, 2008 are as follows:

	13 Weeks Ended
(dollars in thousands)	2009	2008
Net income	$16,518	$9,056
Other comprehensive income by component, net of tax:
Unrealized holding losses arising during period (Net of deferred taxes of $343 and $715, respectively)	(484)	(1,009)
Comprehensive income, net of tax	$16,034	$8,047

Page 4 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of March 28, 2009, the company operated 154 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York. In addition to its retail food stores, the company operated 27 SuperPetz pet supply stores in nine states: Alabama, Georgia, Indiana, Maryland, North Carolina, Ohio, Pennsylvania, South Carolina and Tennessee.

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

The following analysis should be read in conjunction with the Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, the 2008 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)	Percent
For the 13 Weeks Ended March 28, 2009 and	Changes
March 29, 2008	2009	2008	2009 vs.
	(13 weeks)	(13 weeks)	2008
Net sales	$606,239	$595,666	1.8%
Cost of sales, including warehousing and distribution expenses	442,678	442,944	(0.1)
Gross profit on sales	163,561	152,722	7.1
Gross profit margin	27.0%	25.6%
Operating, general and administrative expenses	138,425	140,597	(1.5)
O, G & A, percent of net sales	22.8%	23.6%
Income from operations	25,136	12,125	107.3
Operating margin	4.1%	2.0%
Investment income	410	841	(51.2)
Investment income, percent of net sales	0.1%	0.1%
Income before provision for income taxes	25,546	12,966	97.0
Provision for income taxes	9,028	3,910	130.9
Effective tax rate	35.3%	30.2%
Net income	$16,518	$9,056	82.4%
Net income, percent of net sales	2.7%	1.5%
Basic and diluted earnings per share	$0.61	$0.34	79.4%

Net Sales
The company's revenues are earned and cash is generated as merchandise is sold to customers at the point of sale. Discounts, except those provided by a vendor, are recognized as a reduction in sales as products are sold or over the life of a promotional program if redeemable in the future.

Comparable store sales increased 1.6% in the first quarter of 2009 compared to the same quarter in 2008, while the total sales increase ran slightly higher at 1.8%.

Page 5 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations(continued)

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

In response to challenging economic times, the company initiated a promotional program in the first quarter named "Price Freeze." The company froze prices of approximately 2,400 staple items for a 90-day period. During this period, the company experienced a 4.1% increase in average sales per customer transaction, but a 2.0 % decrease in the number of customer store visits. The "Price Freeze" program saved the company's customers approximately $5 million. Due to the success of the "Price Freeze" promotion, the company extended its "Price Freeze" program on April 16, 2009 for an additional 90-day period and expanded to 3,000 items.

As the company previously reported, market forces positively affecting prescription growth such as an aging population base, continue to be offset by retail erosion due to increased generic penetration, competitive pressures and a softening economy. In addition, prescription plan sponsors continue to offer economic incentives to covered individuals in an effort to shift their prescription drug purchases to mail order. The company implemented new pricing strategies involving generic drugs in the second half of 2008, which has reversed the downward trend of pharmacy sales. Pharmacy sales in the first quarter of 2009 were flat when compared to the first quarter in 2008.

The company experienced significant product deflation in its dairy category in the first quarter of the current year, particularly with eggs and milk. Dairy sales decreased 2.6% when compared with the first quarter of 2008. Based upon reports from the USDA's Economic Research Service, management anticipates this trend to continue in 2009, declining approximately 4.0% for the total year.

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

In the last six months of 2007 and throughout most of 2008, wholesale food prices increased more quickly than retail prices paid by consumers. According to the latest U.S. Bureau of Labor Statistics' report, food-at-home price inflation increased 6.4% in 2008 and 4.2% in 2007, while wholesale food inflation increased at a higher rate of 6.8% and 6.6%, respectively. This negative trend has gradually subsided and price increases from manufacturers are being passed onto customers in a timely manner. Food-at-home prices are forecast to increase 2.5% to 3.5% in 2009.

The company realized a 39.3% improvement in store inventory losses ("shrink"), which resulted in a 0.4% increase in gross profit rate in the first quarter of 2009 compared to the same period a year ago. Management remains committed to controlling store inventory losses through its ongoing shrink initiatives.

The company's profitability is impacted by the cost of oil. Cost of sales was impacted by a 13.9% decrease in the cost of diesel fuel used by the company to deliver goods from its distribution center to its stores as compared to the first quarter in 2008. In the past year, the company mechanically lowered the top speed of its tractors, implemented routing software to improve loading patterns and reduce delivery mileage, and started a driver training program regarding shift patterns. With these initiatives, management estimates a 6.0% reduction in fuel usage this year. Although fuel prices have dropped substantially since last year, it should be noted that fluctuating fuel prices may adversely affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags in the near term.

Page 6 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations(continued)

Although the company experienced product cost inflation and deflation in various commodities for both quarters presented, management does not feel it can accurately measure the full impact of inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs decreased 1.1% in the first quarter of 2009 compared to the same quarter last year and decreased 0.4% as a percent of sales. In the first quarter of 2009, the company's self-insured health care benefits decreased 8.6% from the same period in 2008. Although management continues various programs to reduce this expense, it expects a trend of increasing health care benefit costs of approximately 7.7% in future quarters. As a percent of sales, direct store labor decreased 0.3% compared to the first quarter of 2008 due to improved scheduling disciplines.

Store supplies decreased $941,000 in the first quarter of 2009 compared to the same period last year due to cost reductions realized in petroleum-based supply products and improved operational controls implemented by the store teams. Outside services increased $606,000 in the quarter compared to the prior year, primarily due to increased snow removal costs. Advertising and promotional media costs decreased $1.1 million due to reductions in radio and TV advertisements. Receipts from the sale of cardboard salvage decreased $665,000 in the first quarter, as market prices for this recycled product declined sharply.

Investment Income
The company's investment portfolio consists of short-term money market funds, Pennsylvania tax-free state and municipal bonds and equity securities. The company classifies all of its marketable securities as available-for-sale. Due to declining yields on short-term money market funds in the first quarter of 2009, the company experienced a $431,000 decrease in interest income compared to the same period a year ago. Based upon various economic reports published, management does not foresee this trend improving in the near term.

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

Liquidity and Capital Resources

During the first quarter of 2009, the company generated $54.9 million in cash flows from operating activities compared to $47.9 million for the same period in 2008. Since the beginning of the fiscal year, working capital increased 7.4% compared to a decrease of 3.7% in the first quarter of 2008. The considerable increase in working capital in 2009 was primarily due to the company's decreased investment in property and equipment.

Page 7 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

Net cash used in investing activities was $5.8 million compared to $18.0 million in the first quarter of 2009 and 2008, respectively. These funds were used primarily for property and equipment purchases in the quarters presented. Property and equipment purchases during the first quarter of 2009 totaled $8.2 million compared to $18.0 million in 2008's first quarter. As a percentage of sales, capital expenditures were 1.4% and 3.0% in 2009 and 2008, respectively.

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

Net cash used in financing activities during the first quarter of 2009 was $8.7 million compared to $7.8 million in the same period a year ago. The majority of the financing activities consisted of dividend payments to shareholders. At March 28, 2009, the company had outstanding letters of credit of $31.9 million.

Total cash dividend payments on common stock, on a per share basis, amounted to $.29 per quarter in 2009 and 2008. At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on May 22, 2009 to shareholders of record on May 8, 2009. Treasury stock purchases amounted to $837,000 in the first quarter of 2009, compared to $1,000 in the first quarter of 2008. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the company's common stock has a remaining balance of 784,924 shares.

The company has no other commitment of capital resources as of March 28, 2009, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The company anticipates funding its working capital requirements and its $80.5 million capital expansion program through internally generated cash flows from operations.

Critical Accounting Estimates

The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2008 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Policies since the company filed its Annual Report on Form 10-K for the year ended December 27, 2008.

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

Page 8 of 11 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the three months ended March 28, 2009. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 27, 2008 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the company's annual report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 27, 2008 and is incorporated herein by reference.

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

Page 9 of 11 (Form 10-Q)

WEIS MARKETS, INC.
PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of the Shareholders of Weis Markets, Inc. was held on Tuesday, April 28, 2009, at 10:00 a.m., Eastern Daylight Time, at the principal office of the company, 1000 South Second Street, Sunbury, PA 17801.

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

  2. To ratify the appointment of the independent registered public accounting firm for the current fiscal year.

  3. To act upon such other business as may properly come before such meeting, or any adjournments or postponements thereof.

The official ballot from the meeting, submitted to the Secretary by the Judge of Elections, disclosed the following tabulation of votes:

Proposal #1	For	Withhold
Robert F. Weis	21,265,135	4,352,152
Jonathan H. Weis	20,413,219	5,204,068
David J. Hepfinger	22,402,403	3,214,884
William R. Mills	21,249,294	4,367,993
Matthew Nimetz	25,319,682	338,098
Richard E. Shulman	25,090,992	566,788
Steven C. Smith	25,315,983	341,797

Proposal #2	For	Against	Abstain
Proposal to ratify the appointment of Grant Thornton LLP, as the independent registered public accounting firm of the Corporation.	25,641,130	14,137	2,513

Page 10 of 11 (Form 10-Q)

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

WEIS MARKETS, INC.
(Registrant)

Date 05/07/2009	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer

Date 05/07/2009	/S/William R. Mills
William R. Mills
Senior Vice President, Treasurer
and Chief Financial Officer

Page 11 of 11 (Form 10-Q)