Form 10-Q
period 2009-06-27
WEIS MARKETS INC
filed 2009-08-06
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
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

As of August 6, 2009, there were issued and outstanding 33,047,807 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 27, 2009	December 27, 2008
	(unaudited)
Assets
Current:
Cash and cash equivalents	$94,835	$59,351
Marketable securities	17,292	20,128
Accounts receivable, net	39,260	45,318
Inventories	200,082	187,433
Prepaid expenses	5,470	5,025
Income taxes recoverable	4,434	---
Total current assets	361,373	317,255
Property and equipment, net	504,176	511,113
Goodwill	15,722	15,722
Intangible and other assets, net	3,910	4,124
Total assets	$885,181	$848,214
Liabilities
Current:
Accounts payable	$119,163	$95,128
Accrued expenses	31,825	28,173
Accrued self-insurance	22,610	23,344
Deferred revenue, net	3,910	6,920
Income taxes payable	---	738
Deferred income taxes	1,909	4,020
Total current liabilities	179,417	158,323
Postretirement benefit obligations	13,476	12,454
Deferred income taxes	17,222	16,337
Total liabilities	210,115	187,114
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	811,566	795,473
Accumulated other comprehensive income
(Net of deferred taxes of $2,923 in 2009 and $3,235 in 2008)	4,121	4,560
	825,636	809,982
Treasury stock at cost, 6,140,788 and 6,081,908 shares,
respectively	(150,570)	(148,882)
Total shareholders' equity	675,066	661,100
Total liabilities and shareholders' equity	$885,181	$848,214

See accompanying notes to consolidated financial statements.

Page 1 of 11 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	$615,378	$603,393	$1,221,618	$1,199,059
Cost of sales, including warehousing and distribution expenses	449,379	445,309	892,058	888,253
Gross profit on sales	165,999	158,084	329,560	310,806
Operating, general and administrative expenses	143,144	139,279	281,568	279,876
Income from operations	22,855	18,805	47,992	30,930
Investment income	427	627	836	1,468
Income before provision for income taxes	23,282	19,432	48,828	32,398
Provision for income taxes	8,077	6,596	17,105	10,506
Net income	$15,205	$12,836	$31,723	$21,892
Weighted-average shares outstanding, basic and diluted	26,925,576	26,967,159	26,942,047	26,967,165
Cash dividends per share	$0.29	$0.29	$0.58	$0.58
Basic and diluted earnings per share	$0.56	$0.48	$1.18	$0.81

See accompanying notes to consolidated financial statements.

Page 2 of 11 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	26 Weeks Ended
	June 27, 2009	June 28, 2008
Cash flows from operating activities:
Net income	$31,723	$21,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,301	22,695
Amortization	3,119	3,002
Loss (gain) on disposition of fixed assets	69	(7)
Changes in operating assets and liabilities:
Inventories	(12,649)	(1,215)
Accounts receivable and prepaid expenses	5,613	5,138
Income taxes recoverable	(4,434)	(714)
Accounts payable and other liabilities	24,965	7,695
Income taxes payable	(738)	---
Deferred income taxes	(914)	1,034
Other	(112)	45
Net cash provided by operating activities	68,943	59,565

Cash flows from investing activities:
Purchase of property and equipment	(18,596)	(36,416)
Proceeds from the sale of property and equipment	258	227
Proceeds from maturities of marketable securities	2,197	---
Purchase of intangible assets	---	(395)
Net cash used in investing activities	(16,141)	(36,584)

Cash flows from financing activities:
Proceeds from issuance of common stock	---	5
Dividends paid	(15,630)	(15,641)
Purchase of treasury stock	(1,688)	(2)
Net cash used in financing activities	(17,318)	(15,638)

Net increase in cash and cash equivalents	35,484	7,343
Cash and cash equivalents at beginning of year	59,351	41,187
Cash and cash equivalents at end of period	$94,835	$48,530

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

In April 2009, FASB issued FASB Staff Position No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP 115-2 and FAS 124-2"). FSP 115-2 and FAS 124-2 are intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. FSP 115-2 and FAS 124-2 apply to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of FSP 115-2 and FAS 124-2, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. FSP 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FAS 115-2 and FAS 124-2 did not have a material impact on the company's financial statements.

In April 2009, FASB issued FASB Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4"). FSP 157-4 provides additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP 157-4 did not have a material impact on the company's financial statements.

In April 2009, the FASB issued FASB Staff Position FAS No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP 107-1 and APB 28-1"). FSP 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the company's financial statements.

In April 2009, the FASB issued FASB Staff Position FAS No. 141R-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies" ("FSP 141R-1"). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Although the Company did not enter into any business combinations during the first six months of 2009, the Company believes FSP 141R-1 may have a material impact on the Company's future consolidated financial statements depending on the size and nature of any future business combinations that the Company may enter into.

Page 4 of 11 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2) Current Relevant Accounting Standards (continued)

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the company's financial statements. The company evaluated any subsequent events through the date of this filing and there are no material subsequent events which require further disclosure.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162" ("SFAS 168").  SFAS 168 provides for the FASB Accounting Standards CodificationTM (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP), except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.   As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the company's consolidated financial statements.

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended June 27, 2009 and June 28, 2008 are as follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net income	$15,205	$12,836	$31,723	$21,892
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $31 and $467 respectively for the 13 Weeks Ended and $312 and $1,182 respectively for the 26 Weeks Ended)	44	(659)	(439)	(1,667)
Comprehensive income, net of tax	$15,249	$12,177	$31,284	$20,225

Page 5 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of June 27, 2009, the company operated 154 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York.

Company revenues are generated in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, fuel, and general merchandise items, such as health and beauty care and household products. The company also operates 25 Superpetz pet supply stores. The company supports its retail operations through a centrally located distribution facility, its own transportation fleet, four manufacturing facilities and its administrative offices. The company's operations are reported as a single reportable segment.

The following analysis should be read in conjunction with the Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q, the 2008 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Results of Operations

Analysis of Consolidated Statements of Income	Percent Changes
(dollars in thousands, except per share amounts)	2009 vs. 2008
For the Periods Ended June 27, 2009	13	26
and June 28, 2008	13 Weeks Ended		26 Weeks Ended		Weeks	Weeks
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008	Ended	Ended
Net sales	$615,378	$603,393	$1,221,618	$1,199,059	2.0%	1.9%
Cost of sales, including warehousing and distribution expenses	449,379	445,309	892,058	888,253	0.9	0.4
Gross profit on sales	165,999	158,084	329,560	310,806	5.0	6.0
Gross profit margin	27.0%	26.2%	27.0%	25.9%
Operating, general and administrative expenses	143,144	139,279	281,568	279,876	2.8	0.6
O, G & A, percent of net sales	23.3%	23.1%	23.0%	23.3%
Income from operations	22,855	18,805	47,992	30,930	21.5	55.2
Operating margin	3.7%	3.1%	3.9%	2.6%
Investment income	427	627	836	1,468	(31.9)	(43.1)
Investment income, percent of net sales	0.1%	0.1%	0.1%	0.1%
Income before provision for income taxes	23,282	19,432	48,828	32,398	19.8	50.7
Provision for income taxes	8,077	6,596	17,105	10,506	22.5	62.8
Effective tax rate	34.7%	33.9%	35.0%	32.4%
Net income	$15,205	$12,836	$31,723	$21,892	18.5%	44.9%
Net income, percent of net sales	2.5%	2.1%	2.6%	1.8%
Basic and diluted earnings per share	$0.56	$0.48	$1.18	$0.81	16.7%	45.7%

Page 6 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Net Sales
The company's revenues are earned and cash is generated as merchandise is sold to customers at the point of sale. Discounts, except those provided by a vendor, are recognized as a reduction in sales as products are sold or over the life of a promotional program if redeemable in the future.

Comparable store sales increased 2.4% in the second quarter of 2009 compared to the same quarter in 2008, which was greater than the total sales increase of 2.0%. For the first half of this year, comparable store sales increased 2.0% compared to the first half of 2008, while total sales ran slightly lower at 1.9%.

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

In response to challenging economic times, the company continued significant investment in its promotional program "Price Freeze". After the 2009 first quarter "Price Freeze" success, the company began its second "Price Freeze" program on April 16, 2009. This program froze prices of approximately 3,000 staple items for a 90-day period and saved the company's customers $6.5 million. In addition, the company successfully launched "Get Grillin'", a seasonal cross-merchandising program linking meat items to specific general merchandise items such as gas grills and patio furniture. As a result, meat sales improved 5.3% for the quarter. During the second quarter of 2009, the company experienced a 1.0% increase in comparable customer store visits and a 2.0% increase in average sales per customer transaction compared to the same period a year ago.

As the company previously reported, market forces positively affecting prescription growth such as an aging population base, continue to be offset by retail erosion due to increased generic penetration, competitive pressures and a softening economy. In addition, prescription plan sponsors continue to offer economic incentives to covered individuals in an effort to shift their prescription drug purchases to mail order. The company implemented new pricing strategies involving generic drugs in the second half of 2008, which has reversed the downward trend of pharmacy sales. Pharmacy sales in the second quarter of 2009 increased 1.0% compared to the second quarter of 2008 and 0.5% when compared to year-to-date.

The company continued to experience significant product deflation in its dairy category in the second quarter of the current year, particularly with eggs and milk. Dairy sales decreased 3.8% when compared with the second quarter of 2008. Year-to-date dairy sales declined 3.2% compared to 2008. Based upon reports from the USDA's Economic Research Service, management anticipates this trend to continue in 2009, declining approximately 4.0% for the total year.

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

Page 7 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

According to the latest U.S. Bureau of Labor Statistics' report, seasonally adjusted annual rate food-at-home consumer price index fell 4.0% and 3.8% for the second quarter 2009 and first half of the year, respectively. The producer price index for finished consumer foods rose 4.2% for the quarter and declined 2.3% for the first half of 2009. The company has been able to maintain a consistent gross profit rate of 27.0% for the quarter and the year despite the fluctuation of retail and wholesale prices.

The company realized a 23.2% improvement in store inventory losses ("shrink") in the first half of 2009 compared to the same period a year ago. Management remains committed to controlling store inventory losses through its ongoing shrink initiatives.

The company's profitability is particularly impacted by the cost of oil. Cost of sales was impacted by a 52.0% decrease for the second quarter and a 35.6% decrease year-to-date in the cost of diesel fuel used by the company to deliver goods from its distribution center to its stores as compared to the same periods in 2008. In the past year, the company mechanically lowered the top speed of its tractors, implemented routing software to improve loading patterns and reduce delivery mileage, and started a driver training program regarding shift patterns. With these initiatives, management estimates a 6.0% reduction in fuel usage this year. Although fuel prices have dropped substantially since last year, it should be noted that fluctuating fuel prices may adversely affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags in the near term.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 3.5% in the second quarter and 1.2% in the first half of 2009 compared to the same periods last year. As a percent of sales, employee-related costs increased 0.2% in the second quarter and decreased 0.1% year-to-date compared to the same periods in 2008. The company's self-insured health care benefits increased 19.4% in the second quarter and 4.2% year-to-date, compared to the same periods in 2008. Although management continues various programs to reduce this expense, it expects a trend of increasing health care benefit costs of approximately 8.0% for the year. As a percent of sales, direct store labor decreased 0.2% compared to the first half of 2008 due to improved scheduling disciplines.

Supplies expense decreased $331,000 in the second quarter of 2009 and $1.1 million in the first half of the year compared to the same periods of 2008 due to cost reductions realized in petroleum-based supply products and improved operational controls implemented by the store teams. Advertising and promotional media costs decreased $238,000 in the second quarter and $1.3 million year-to-date due to reductions in radio and TV advertisements compared to 2008. Receipts from the sale of cardboard salvage decreased $540,000 in the second quarter and $1.2 million year-to-date, as market prices for this recycled product declined sharply.

Investment Income
The company's investment portfolio consists of short-term money market funds, Pennsylvania tax-free state and municipal bonds and equity securities. The company classifies all of its marketable securities as available-for-sale. Due to declining yields on short-term money market funds in the second quarter of 2009, the company experienced a $200,000 decrease in interest income compared to the same period a year ago. Year-to-date investment income declined $632,000 as compared to the same period in 2008.

Page 8 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

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

Liquidity and Capital Resources

During the first twenty-six weeks of 2009, the company generated $68.9 million in cash flows from operating activities compared to $59.6 million for the same period in 2008. Since the beginning of the fiscal year, working capital increased 14.5% compared to a decrease of 2.4% in the same period of 2008. The considerable increase in working capital in 2009 was primarily due to the company's decreased investment in property and equipment.

Net cash used in investing activities was $16.1 million compared to $36.6 million in the first half of 2009 and 2008, respectively. These funds were used primarily for property and equipment purchases in the periods presented. Property and equipment purchases during the first half of 2009 totaled $18.6 million compared to $36.4 million in the first half of 2008. As a percentage of sales, capital expenditures were 1.5% and 3.0% in 2009 and 2008, respectively.

The company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $80.5 million in 2009, which includes the company's plans to acquire the Binghamton based Giant Markets.

Net cash used in financing activities during the first twenty-six weeks of 2009 was $17.3 million compared to $15.6 million in the same period a year ago. The majority of the financing activities consisted of dividend payments to shareholders. At June 27, 2009, the company had outstanding letters of credit of $32.0 million.

Total cash dividend payments on common stock, on a per share basis, amounted to $.58 for the first half of 2009 and $.58 for the first half 2008. At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on August 17, 2009 to shareholders of record on August 3, 2009. Treasury stock purchases amounted to $1.7 million in the first half of 2009, compared to $2,000 in the first half of 2008. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the company's common stock has a remaining balance of 761,044 shares.

The company has no other commitment of capital resources as of June 27, 2009, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The company anticipates funding its working capital requirements and its $80.5 million capital expansion program, which includes the company's plans to acquire the Binghamton based Giant Markets, through internally generated cash flows from operations.

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

Page 9 of 11 (Form 10-Q)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the six months ended June 27, 2009. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 27, 2008 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the company's annual report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 27, 2008 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Acting Chief Financial Officer of the company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to the company's management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

WEIS MARKETS, INC.
(Registrant)

Date 08/06/2009	/S/ David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 08/06/2009	/S/ Scott F. Frost
Scott F. Frost
Acting Chief Financial Officer, Controller,
Assistant Treasurer and Assistant Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Page 11 of 11 (Form 10-Q)