Form 10-Q/A
period 2009-06-27
WEIS MARKETS INC
filed 2009-08-14
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

As of August 14, 2009, there were issued and outstanding 26,898,492 shares of the registrant's common stock.

WEIS MARKETS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2009, filed with the U.S. Securities and Exchange Commission on August 6, 2009. This amendment revises the number of issued and outstanding shares on the cover page on the originally filed 10-Q.

This Amendment does not affect the original financial statements or footnotes as originally filed. This amendment does not reflect events occurring after the original filing of the Form 10-Q, and does not modify or update the disclosures therein in any way other then as required to reflect the amendment as described above. Accordingly, this Form 10-Q/A should be read in conjunction with the other filings made with the Securities and Exchange Commission subsequent to the filing of the original Quarterly Report on Form 10-Q, including any amendments to those filings.

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

Page 10 of 11 (Form 10-Q)

WEIS MARKETS, INC.
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits
       *Exhibit 31.1 Rule 13a-14(a) Certification - CEO
       *Exhibit 31.2 Rule 13a-14(a) Certification - CFO
        Exhibit 31.3 Rule 13a-14(a) Certification - CEO
        Exhibit 31.4 Rule 13a-14(a) Certification - CFO
       *Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350
        Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

* Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 08/14/2009	/S/ David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 08/14/2009	/S/ Scott F. Frost
Scott F. Frost
Acting Chief Financial Officer, Controller,
Assistant Treasurer and Assistant Secretary
(Principal Financial Officer and
Principal Accounting Officer)

Page 11 of 11 (Form 10-Q)