Form 10-Q
period 2009-09-26
WEIS MARKETS INC
filed 2009-11-05
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [   ] No   [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [   ] No   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2009, there were issued and outstanding 26,898,492 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 26, 2009	December 27, 2008
	(unaudited)
Assets
Current:
Cash and cash equivalents	$83,021	$59,351
Marketable securities	17,632	20,128
Accounts receivable, net	40,472	45,318
Inventories	210,289	187,433
Prepaid expenses	5,746	5,025
Total current assets	357,160	317,255
Property and equipment, net	510,897	511,113
Goodwill	35,162	15,722
Intangible and other assets, net	3,807	4,124
Total assets	$907,026	$848,214
Liabilities
Current:
Accounts payable	$133,572	$95,128
Accrued expenses	30,111	28,173
Accrued self-insurance	22,108	23,344
Deferred revenue, net	3,623	6,920
Income taxes payable	953	738
Deferred income taxes	3,377	4,020
Total current liabilities	193,744	158,323
Postretirement benefit obligations	13,307	12,454
Deferred income taxes	17,195	16,337
Total liabilities	224,246	187,114
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	819,320	795,473
Accumulated other comprehensive income
(Net of deferred taxes of $3,097 in 2009 and $3,235 in 2008)	4,366	4,560
	833,635	809,982
Treasury stock at cost, 6,149,315 and 6,081,908 shares,
respectively	(150,855)	(148,882)
Total shareholders' equity	682,780	661,100
Total liabilities and shareholders' equity	$907,026	$848,214

See accompanying notes to consolidated financial statements.

Page 1 of 12 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		39 Weeks Ended
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net sales	$623,158	$603,894	$1,844,775	$1,802,953
Cost of sales, including warehousing and distribution expenses	452,033	447,532	1,344,090	1,335,785
Gross profit on sales	171,125	156,362	500,685	467,168
Operating, general and administrative expenses	146,939	145,525	428,508	425,401
Income from operations	24,186	10,837	72,177	41,767
Investment income	328	513	1,165	1,981
Income before provision for income taxes	24,514	11,350	73,342	43,748
Provision for income taxes	8,960	3,259	26,065	13,765
Net income	$15,554	$8,091	$47,277	$29,983
Weighted-average shares outstanding, basic	26,899,616	26,966,361	26,927,904	26,966,897
Weighted-average shares outstanding, diluted	26,899,616	26,967,076	26,927,904	26,967,091
Cash dividends per share	$0.29	$0.29	$0.87	$0.87
Basic and diluted earnings per share	$0.58	$0.30	$1.76	$1.11

See accompanying notes to consolidated financial statements.

Page 2 of 12 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	39 Weeks Ended
	Sept. 26, 2009	Sept. 27, 2008
Cash flows from operating activities:
Net income	$47,277	$29,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,440	34,690
Amortization	4,659	6,316
Loss (gain) on disposition of fixed assets	76	(3)
Changes in operating assets and liabilities:
Inventories	(15,054)	(4,586)
Accounts receivable and prepaid expenses	4,125	8,928
Income taxes recoverable	---	756
Accounts payable and other liabilities	36,702	20,661
Income taxes payable	215	---
Deferred income taxes	353	2,824
Other	(33)	115
Net cash provided by operating activities	112,760	99,684

Cash flows from investing activities:
Purchase of property and equipment	(30,364)	(46,299)
Proceeds from the sale of property and equipment	282	242
Proceeds from maturities of marketable securities	2,197	1,210
Acquisition of business	(35,802)	---
Purchase of intangible assets	---	(394)
Net cash used in investing activities	(63,687)	(45,241)

Cash flows from financing activities:
Proceeds from issuance of common stock	---	119
Dividends paid	(23,430)	(23,461)
Purchase of treasury stock	(1,973)	(182)
Net cash used in financing activities	(25,403)	(23,524)

Net increase in cash and cash equivalents	23,670	30,919
Cash and cash equivalents at beginning of year	59,351	41,187
Cash and cash equivalents at end of period	$83,021	$72,106

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

(2) Current Relevant Accounting Standards
In February 2008, the Financial Accounting Standards Board (FASB) issued authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The guidance was effective for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The company adopted the guidance as of December 28, 2008. Adoption of the new guidance did not have a material impact on the company's consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on the recognition and presentation of other-than-temporary impairments. The guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. The guidance applies to fixed maturity securities only and requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of an other-than-temporary impairment in earnings and the remaining portion in other comprehensive income. In addition, upon adoption of the guidance, an entity will be required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. The company adopted the guidance effective for the second quarter ending June 27, 2009. Adoption of the new guidance did not have a material impact on the company's consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on factors to consider in determining fair value when there has been a significant decrease in market activity for a financial asset or liability. The authoritative guidance is provided to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The guidance was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The company adopted the guidance effective for the second quarter ending June 27, 2009. Adoption of the new guidance did not have a material impact on the company's consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on interim disclosures about the fair value of financial instruments. The authoritative guidance requires fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. The company adopted the guidance effective for the second quarter ending June 27, 2009. Adoption of the new guidance did not have a material impact on the company's consolidated financial statements.

Page 4 of 12 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2) Current Relevant Accounting Standards (continued)

In April 2009, the FASB issued authoritative guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination. The guidance was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company adopted the guidance as of December 28, 2008. On August 23, 2009, Weis Markets, Inc. acquired eleven Giant Markets stores located in Broome County, New York. The acquisition produced no contingent assets or liabilities and the acquisition costs continued to be properly recorded. Adoption of the new guidance did not have a material impact on the company's consolidated financial statements. See Note (4) Acquisition of Business.

In May 2009, the FASB issued authoritative guidance on subsequent events. The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was effective for interim and annual reporting periods ending after June 15, 2009. The company adopted the guidance effective for the second quarter ending June 27, 2009. Adoption of the new guidance did not have a material impact on the company's consolidated financial statements. The company evaluated subsequent events through November 5, 2009, the date the consolidated financial statements were issued, and there were no material subsequent events which require further disclosure.

In June 2009, the FASB issued the Accounting Standards Codification (ASC). The ASC has become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. The ASC was effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The company adopted the guidance effective for the third quarter ending September 26, 2009. The adoption of the ASC did not have an impact on the company's consolidated financial statements.

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended September 26, 2009 and September 27, 2008 are as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008
Net income	$15,554	$8,091	$47,277	$29,983
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $174 and $323 respectively for the 13 Weeks Ended and $138 and $1,506 respectively for the 39 Weeks Ended)	246	(456)	(194)	(2,123)
Comprehensive income, net of tax	$15,800	$7,635	$47,083	$27,860

Page 5 of 12 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Acquisition of Business
On August 23, 2009, Weis Markets, Inc. acquired eleven Giant Markets stores located in Broome County, New York including units in Binghamton, Vestal, Endicott, Endwell and Johnson City. Weis Markets, Inc. acquired the store locations and operations of Giant Markets in an effort to establish its retail presence in the Southern Tier. The results of operations of the Giant Markets acquisition are included in the accompanying consolidated financial statements from the date of acquisition. The Giant Markets acquisition contributed $16.2 million to sales in the third quarter.

The cash purchase price paid to Giant Markets was $35.8 million. The purchased assets include inventories, equipment and goodwill. Weis Markets, Inc. assumed one lease obligation in the acquisition of the Giant Markets stores and entered into ten new lease agreements.

The following table summarizes the fair values of the assets acquired at the date of acquisition. The fair value of the acquired assets is provisional pending receipt of the final valuations of the assets.

(dollars in thousands)	August 23, 2009
Inventories	$7,802
Equipment	8,560
Goodwill	19,440
Total Assets Acquired	$35,802

Goodwill of $19.4 million has been recorded, based upon the expected benefits to be derived from the business combination. The entire $19.4 million is expected to be deductible for tax purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania. Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of September 26, 2009, the company operated 165 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, West Virginia and New York.

On August 23, 2009, the company acquired eleven Giant Markets stores located in Broome County, New York including units in Binghamton, Vestal, Endicott, Endwell and Johnson City. Weis Markets, Inc, acquired the store locations and operations of Giant Markets in an effort to establish its retail presence in the Southern Tier.

Company revenues are generated in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The company also operates 25 Superpetz pet supply stores. The company supports its retail operations through a centrally located distribution facility, its own transportation fleet, four manufacturing facilities and its administrative offices. The company's operations are reported as a single reportable segment.

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

Page 6 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income	Percent Changes
(dollars in thousands, except per share amounts)	2009 vs. 2008
For the Periods Ended September 26, 2009	13	39
and September 27, 2008	13 Weeks Ended		39 Weeks Ended		Weeks	Weeks
	Sept. 26, 2009	Sept. 27, 2008	Sept. 26, 2009	Sept. 27, 2008	Ended	Ended
Net sales	$623,158	$603,894	$1,844,775	$1,802,953	3.2%	2.3%
Cost of sales, including warehousing and distribution expenses	452,033	447,532	1,344,090	1,335,785	1.0	0.6
Gross profit on sales	171,125	156,362	500,685	467,168	9.4	7.2
Gross profit margin	27.5%	25.9%	27.1%	25.9%
Operating, general and administrative expenses	146,939	145,525	428,508	425,401	1.0	0.7
O, G & A, percent of net sales	23.6%	24.1%	23.2%	23.6%
Income from operations	24,186	10,837	72,177	41,767	123.2	72.8
Operating margin	3.9%	1.8%	3.9%	2.3%
Investment income	328	513	1,165	1,981	(36.1)	(41.2)
Investment income, percent of net sales	0.1%	0.1%	0.1%	0.1%
Income before provision for income taxes	24,514	11,350	73,342	43,748	116.0	67.6
Provision for income taxes	8,960	3,259	26,065	13,765	174.9	89.4
Effective tax rate	36.6%	28.7%	35.5%	31.5%
Net income	$15,554	$8,091	$47,277	$29,983	92.2%	57.7%
Net income, percent of net sales	2.5%	1.3%	2.6%	1.7%
Basic and diluted earnings per share	$0.58	$0.30	$1.76	$1.11	93.3%	58.6%

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

Comparable store sales increased 1.1% in the third quarter of 2009 compared to the same quarter in 2008, which was less than the total sales increase of 3.2%. For the first three quarters of this year, comparable store sales increased 1.7% compared to the first three quarters of 2008, while total sales ran higher at 2.3%. The acquisition of the Binghamton based Giant Markets improved sales for the third quarter by $16.2 million.

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

In response to challenging economic times, the company continued significant investment in its promotional program "Price Freeze". After two successful "Price Freeze" programs in 2009, the company began its third program on July 30, 2009. This program froze prices of approximately 2,700 staple items for a 90-day period and is expected to save the company's customers over $5.0 million. In addition, the company has concentrated efforts on targeted sales building programs by store, tailoring such programs to individual market needs. During the third quarter of 2009, the company experienced a 1.1% increase in comparable customer store visits and a 0.2% decrease in average sales per customer transaction compared to the same period a year ago.

As the company previously reported, market forces positively affecting prescription growth such as an aging population base, continue to be offset by retail erosion due to increased generic penetration, competitive pressures and a softening economy. In addition, prescription plan sponsors continue to offer economic incentives to covered individuals in an effort to shift their prescription drug purchases to mail order. The company implemented new pricing strategies involving generic drugs in the second half of 2008, which has reversed the downward trend of pharmacy sales. Pharmacy sales in the third quarter of 2009 increased 3.4% compared to the third quarter of 2008 and 1.5% when compared to year-to-date.

The company continued to experience significant product deflation in its dairy category in the third quarter of the current year, particularly with eggs and milk. Dairy sales decreased 5.7% when compared with the third quarter of 2008. Year-to-date dairy sales declined 4.0% compared to 2008. Based upon reports from the USDA's Economic Research Service, management anticipates this trend to continue in 2009, declining approximately 6.0% for the total year.

Management remains confident in its ability to generate sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the company's competitive position.

Page 8 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Cost of Sales and Gross Profit
Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs.

According to the latest U.S. Bureau of Labor Statistics' report, the seasonally adjusted annual rate food-at-home consumer price index fell 3.1% and 3.6% for the third quarter 2009 and first three quarters of the year, respectively. The producer price index for finished consumer foods fell 1.2% for the quarter and declined 2.5% for the first three quarters of 2009. The company has been able to maintain a gross profit rate of 27.5% for the quarter and 27.1% for the year to date despite the fluctuation of retail and wholesale prices.

The company realized a 4.1% improvement in store inventory losses ("shrink") in the first three quarters of 2009 compared to the same period a year ago. Management remains committed to controlling store inventory losses through its ongoing shrink initiatives.

The company's profitability is particularly impacted by the cost of oil. Cost of sales was impacted by a 42.3% decrease for the third quarter and a 38.0% decrease year-to-date in the cost of diesel fuel used by the company to deliver goods from its distribution center to its stores as compared to the same periods in 2008. In the past year, the company mechanically lowered the top speed of its tractors, implemented routing software to improve loading patterns and reduce delivery mileage, and started a driver training program regarding shift patterns. With these initiatives, management estimates a 6.0% reduction in fuel usage this year. Although fuel prices have dropped substantially since last year, it should be noted that fluctuating fuel prices may adversely affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags in the near term.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 2.0% in the first three quarters of 2009 compared to the same period last year, but remained constant as a percent of sales. The company's self-insured health care benefits decreased 21.1% in the third quarter and 5.1% year-to-date, compared to the same periods in 2008. Although management continues various programs to reduce this expense, it expects a trend of increasing health care benefit costs for the remainder of the year. As a percent of sales, direct store labor decreased 0.2% compared to the first three quarters of 2008 due to improved scheduling disciplines.

Supplies expense decreased $116,000 in the third quarter of 2009 and $1.2 million in the first three quarters of the year compared to the same periods of 2008 due to cost reductions realized in petroleum-based supply products and improved operational controls implemented by the store teams. Receipts from the sale of cardboard salvage decreased $290,000 in the third quarter and $1.5 million year-to-date, as market prices for this recycled product declined sharply. The third quarter of 2008 was negatively affected by an impairment loss of $1.7 million or 0.3% as a percentage of 2008 third quarter sales.

Page 9 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Investment Income
The company's investment portfolio consists of short-term money market funds, Pennsylvania tax-free state and municipal bonds and equity securities. The company classifies all of its marketable securities as available-for-sale. Due to declining yields on short-term money market funds in the third quarter of 2009, interest income decreased $185,000 compared to the same period a year ago. Year-to-date investment income declined $816,000 as compared to the same period in 2008.

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

Liquidity and Capital Resources

During the first thirty-nine weeks of 2009, the company generated $112.8 million in cash flows from operating activities compared to $99.7 million for the same period in 2008. Since the beginning of the fiscal year, working capital increased 2.8% compared to 1.1% in the same period of 2008.

Net cash used in investing activities was $63.7 million compared to $45.2 million in the first three quarters of 2009 and 2008, respectively. Property and equipment purchases during the first three quarters of 2009 totaled $30.4 million compared to $46.3 million in the first three quarters of 2008. In addition, the company invested $35.8 million in the acquisition of the Binghamton based Giant Markets. As a percentage of sales, capital expenditures including the acquisition were 10.6% and 7.7% in 2009 and 2008, respectively.

The company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $80.5 million in 2009, which includes the acquisition of the Binghamton based Giant Markets.

Net cash used in financing activities during the first thirty-nine weeks of 2009 was $25.4 million compared to $23.5 million in the same period a year ago. The majority of the financing activities consisted of dividend payments to shareholders. At September 26, 2009, the company had outstanding letters of credit of $11.7 million.

Total cash dividend payments on common stock, on a per share basis, amounted to $.87 for the first three quarters of 2009 and $.87 for the first three quarters of 2008. At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on November 16, 2009 to shareholders of record on November 2, 2009. Treasury stock purchases amounted to $2.0 million in the first three quarters of 2009, compared to $182,000 in the first three quarters of 2008. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the company's common stock has a remaining balance of 752,517 shares.

The company has no other commitment of capital resources as of September 26, 2009, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The company anticipates funding its working capital requirements and its $80.5 million capital expansion program, which includes the acquisition of the Binghamton based Giant Markets, through internally generated cash flows from operations.

Page 10 of 12 (Form 10-Q)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the nine months ended September 26, 2009. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 27, 2008 and is incorporated herein by reference.

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

Page 11 of 12 (Form 10-Q)

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

WEIS MARKETS, INC.
(Registrant)

Date 11/05/2009	/S/ David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 11/05/2009	/S/ Scott F. Frost
Scott F. Frost
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Page 12 of 12 (Form 10-Q)