Form 10-K
period 2009-12-26
WEIS MARKETS INC
filed 2010-03-11
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2009
OR
☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________
Commission File Number 1-5039

WEIS MARKETS, INC.
(Exact name of registrant as specified in its charter)
PENNSYLVANIA	24-0755415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 S. Second Street
P. O. Box 471
Sunbury, Pennsylvania	17801-0471
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (570) 286-4571	Registrant's web address: www.weismarkets.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $405,600,000 as of June 27, 2009, the last business day of the most recently completed second quarter.

Shares of common stock outstanding as of March 8, 2010 - 26,898,492.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated  March 11, 2010 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

TABLE OF CONTENTS

FORM 10-K	Page
Part I
Item 1. Business	1
Item 1a. Risk Factors	3
Item 1b. Unresolved Staff Comments	5
Item 2. Properties	5
Item 3. Legal Proceedings	5
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	6
Item 6. Selected Financial Data	7
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7a. Quantitative and Qualitative Disclosures about Market Risk	17
Item 8. Financial Statements and Supplementary Data	18
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	35
Item 9a. Controls and Procedures	35
Item 9b. Other Information	36
Part III
Item 10. Directors, Executive Officers and Corporate Governance	36
Item 11. Executive Compensation	36
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	36
Item 13. Certain Relationships and Related Transactions, and Director Independence	36
Item 14. Principal Accountant Fees and Services	36
Part IV
Item 15. Exhibits, Financial Statement Schedules	37
Item 15(c)(3). Schedule II - Valuation and Qualifying Accounts	38
Signatures	39
Exhibit 10-A Weis Markets, Inc. Retirement Savings Plan
Exhibit 10-B Supplemental Executive Retirement Plan
Exhibit 10-C Deferred Compensation Plan for Pharmacists
Exhibit 10-H Deferred Compensation Agreement
Exhibit 21 Subsidiaries of the Registrant
Exhibit 23 Consent of Grant Thornton LLP
Exhibit 31.1 Rule 13a-14(a) Certification - CEO
Exhibit 31.2 Rule 13a-14(a) Certification - CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

WEIS MARKETS, INC.

PART I

Item 1.    Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924.  The company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the company's business during fiscal 2009.  The company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.”  The Weis family currently owns approximately 65% of the outstanding shares.  Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman and Secretary.  Both are involved in the day-to-day operations of the business.

The company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  In addition, customer convenience is addressed at many locations by offering services such as third parties providing in-store banks, laundry services, post offices and take-out restaurants.  The company advertises through various media, including circulars, newspapers, radio and television.  Printed circulars are used extensively on a weekly basis to advertise featured items.  The company utilizes a loyalty card program, “Weis Club Preferred Shopper,” which allows customers to receive discounts, promotions and rewards.  The company currently owns and operates 164 retail food stores and a chain of 25 SuperPetz pet supply stores.  The company’s operations are reported as a single reportable segment.

The percentage of net sales contributed by each class of similar products for each of the previous five fiscal years was:

Year	Grocery	Meat	Produce	Pharmacy	Fuel	Pet Supply	Other
2009	54.37	16.21	14.92	8.98	1.66	1.73	2.13
2008	54.10	16.08	14.68	9.13	2.01	2.05	1.95
2007	53.76	16.09	14.82	9.77	1.35	2.34	1.87
2006	53.52	15.99	14.99	10.22	0.98	2.55	1.75
2005	53.93	16.18	14.79	10.21	0.49	2.70	1.70

On August 23, 2009, the company acquired eleven Giant Markets stores located in Broome County, New York including units in Binghamton, Vestal, Endicott, Endwell and Johnson City.  Weis Markets, Inc. acquired the store locations and operations of Giant Markets in an effort to establish its retail presence in the Southern Tier.  Upon acquisition, these eleven stores began operating under the trade name of Weis Markets.

During 2009, all retail food store locations operating under the trade name of Mr. Z’s Food Mart, King’s Supermarkets and Cressler’s Marketplace were converted to the Weis Markets trade name.  As of year end, Weis Markets, Inc. operated 24 stores in Maryland, 3 stores in New Jersey, 12 stores in New York, 119 stores in Pennsylvania and 2 stores in West Virginia, for a total of 160 retail food stores operating under the Weis Markets trade name.  Weis Markets, Inc. also operated 1 Save-A-Lot and 3 Scot’s Lo-Cost retail food stores in Pennsylvania.

Page 1 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 1.   Business: (continued)

All retail food store locations, except Scot’s Lo-Cost and Save-A-Lot, operate as conventional supermarkets.  Scot’s Lo-Cost operates under a warehouse format, while Save-A-Lot’s format serves value-focused customers.  The retail food stores range in size from 8,000 to 70,000 square feet, with an average size of approximately 48,000 square feet.  The following summarizes the number of stores by size categories as of year-end:

Square feet	Number of stores
55,000 to 70,000	43
45,000 to 54,999	72
35,000 to 44,999	27
25,000 to 34,999	14
Under 25,000	8
Total	164

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2009	2008	2007	2006	2005
Beginning store count	154	154	156	158	157
New stores	11	1	—	2	1
Relocations	—	—	1	1	1
Closed stores	(1)	(1)	(2)	(4)	—
Relocated stores	—	—	(1)	(1)	(1)
Ending store count	164	154	154	156	158
Total square feet (000’s), at year-end	7,888	7,402	7,301	7,311	7,280
Additions/major remodels	5	8	4	5	3

The company supports the retail operations through a centrally located distribution facility, its own transportation fleet and four manufacturing facilities. The company is required to use a significant amount of working capital to provide for the necessary amount of inventory to meet demand for its products through efficient use of buying power and effective utilization of space in its warehouse facilities.  The manufacturing facilities consist of a meat processing plant, an ice cream plant, an ice plant and a milk processing plant.

The company’s business is highly competitive.  The number of competitors and the variety of competition experienced by the company's stores vary by market area.  National, regional and local food chains, as well as independent food stores comprise the company's principal competition.  The company also faces substantial competition from convenience stores, membership warehouse clubs, specialty retailers, supercenters and large-scale drug and pharmaceutical chains.  The company competes on the basis of price, quality, location and service.

The company currently has approximately 17,600 full-time and part-time associates.

Page 2 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 1.      Business: (continued)

Trade Names and Trademarks    The company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset.  The company is the exclusive licensee of more than 50 other trademarks registered and/or pending in the United States Patent and Trademark Office, including trademarks for its product lines and promotions such as Weis, Weis Quality, Weis 2 Go, Weis Wonder Chicken, Price Freeze, Weis Gas-n-Go, From the Field, Weis Baker’s Basket, Canyon River and Healthy Bites.  Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

The company considers its trademarks to be of material importance to its business and actively defends and enforces its rights.

The company maintains a web site at www.weismarkets.com.   The company makes available, free of charge, on the “Corporate Information” section of its web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the company electronically files such material or furnishes it to the U.S. Securities and Exchange Commission (SEC).

Additionally, the company’s annual reports and corporate governance materials, including governance guidelines; the charters of the Audit, Compensation and Disclosure Committees; and both the Code of Business Conduct and Ethics and the Code of Ethics for the CEO and CFO, may be found under the “Corporate Information” section of its web site.  A copy of the foregoing corporate governance materials is available upon written request to the company’s principal executive offices.

Item 1a.    Risk Factors:

In addition to risks and uncertainties in the ordinary course of business common to all businesses, important factors are listed below specific to the company and its industry, which could materially impact its future performance.

The company’s industry is highly competitive.  If the company is unable to compete effectively, the company’s financial condition and results of operations could be materially affected. The retail food industry is intensely price competitive, and the competition the company encounters may have a negative impact on product retail prices.  The financial results may be adversely impacted by a competitive environment that could cause the company to reduce retail prices without a reduction in its product cost to maintain market share; thus reducing sales and gross profit margins.

The trade area of the company is located within a region and subject to the economic, social and climate variables of that region.  The company’s stores are concentrated in central and northeast Pennsylvania, central Maryland, suburban Baltimore regions and New York’s Southern Tier.  Changes in economic and social conditions in the company’s operating regions, including the rate of inflation, population demographics and employment and job growth, affect customer shopping habits.  These changes may negatively impact sales and earnings.  In addition, employment conditions specifically may affect the company’s ability to hire and train qualified associates.  Business disruptions due to weather and catastrophic events historically have been few.  The company’s geographic regions could receive an extreme variance in the amount of annual snowfall that may materially affect sales and expense results.

Food safety issues could result in the loss of consumer confidence in the company.  Customers count on the company to provide them with wholesome food products.  Concerns regarding the safety of food products sold in its stores could cause shoppers to avoid purchasing certain products from the company, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside of the company’s control.  Any lost confidence on the part of its customers would be difficult and costly to reestablish.  As such, any issue regarding the safety of any food items sold by the company, regardless of the cause, could have a substantial and adverse effect on operations.

Page 3 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.    Risk Factors: (continued)

The failure to execute expansion plans could have a material adverse effect on the company's business and results of its operations.  In 2010, the company expects to invest $102.8 million for capital expenditures, which includes all store, distribution and manufacturing projects, information technology and equipment purchases.  Circumstances outside the company’s control could negatively impact these anticipated capital investments. The company cannot determine with certainty whether its new stores will be successful.  The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on the company’s business and results of its operations.

Disruptions or security breaches in the company’s information technology systems could adversely affect results. The company’s business is increasingly dependent on information technology systems that are complex and vital to continuing operations.  If the company was to experience difficulties maintaining existing systems or implementing new systems, significant losses could be incurred due to disruptions in its operations.  Additionally, these systems contain valuable proprietary data that, if breached, would have an adverse effect on the company.

The company is affected by certain operating costs which could increase or fluctuate considerably.  Associate expenses contribute to the majority of its operating costs and therefore, the company's financial performance is greatly influenced by increasing wage and benefit costs, a competitive labor market, regulatory wage increases and the risk of unionized labor disruptions of its non-union workforce.  In addition, the rising rate of associate medical insurance costs continues to outpace the company’s expenses as a whole.  The company's profit is particularly sensitive to the cost of oil.  Oil prices directly affect the company's product transportation costs, as well as its utility and petroleum-based supply costs. The company is extremely concerned about the continuing rise in bank interchange fees for accepting payment cards at the point of sale.  As the use of payment cards grow and banks continue to raise their rates, this expense continues to decrease profit margins.

Various aspects of the company’s business are subject to federal, state and local laws and regulations.  The company’s compliance with these regulations may require additional capital expenditures and could adversely affect the company’s ability to conduct the company’s business as planned.  The company is subject to various federal, state and local laws, regulations and administrative practices that affect the company’s business.  The company must comply with numerous provisions regulating health and sanitation standards, food labeling, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages.  Management cannot predict either the nature of future laws, regulations, interpretations or applications, or the effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, and local regulatory schemes would have on the company’s future business.  They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation.  Any or all of such requirements could have an adverse effect on the company’s results of operations and financial condition.

Unexpected factors affecting self-insurance claims and reserve estimates could adversely affect the company.  The company uses a combination of insurance and self-insurance to provide for potential liabilities for workers' compensation, general liability, vehicle accident, property and associate medical benefit claims.  Management estimates the liabilities associated with the risks retained by the company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  Although the company has minimized its exposure on individual claims, the company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on earnings.

Page 4 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.    Risk Factors: (continued)

Changes in tax laws may result in higher income tax.  The company's future effective tax rate may increase from current rates due to changes in laws and the status of pending items with various taxing authorities.  Currently, the company benefits from a combination of its corporate structure and certain state tax laws.

The company is a controlled company due to the common stock holdings of the Weis family.  The Weis family’s share ownership represents approximately 65% of the combined voting power of the company’s common stock as of December 26, 2009.  As a result, the Weis family has the power to elect a majority of the company’s directors and approve any action requiring the approval of the shareholders of the company, including adopting certain amendments to the company’s charter and approving mergers or sales of substantially all of the company’s assets.  Currently, two of the company’s six directors are members of the Weis family.

Item 1b.    Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.      Properties:

The company currently owns and operates 81 of its retail food stores, and leases and operates 83 stores under operating leases that expire at various dates through 2028.  SuperPetz leases all 25 of its retail store locations.  The company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

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

Page 5 of 39 (Form 10-K)

WEIS MARKETS, INC.

PART II

Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The company's stock is traded on the New York Stock Exchange (ticker symbol WMK).  The approximate number of shareholders, including individual participants in security position listings, on December 26, 2009 as provided by the company's transfer agent was 8,454.  High and low stock prices and dividends paid per share for the last two fiscal years were:

	2009			2008
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$34.12	$22.67	$.29	$40.20	$31.54	$.29
Second	37.87	30.05	.29	37.09	30.22	.29
Third	37.67	30.51	.29	40.26	32.18	.29
Fourth	37.44	31.18	.29	37.07	25.99	.29

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the cumulative total return of a published group index for the Retail Grocery Stores Industry (“Peer Group”), provided by Value Line, Inc., for the period of five years.  The graph depicts $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year in Weis Markets, Inc. common stock, S&P 500, and the Peer Group.  The cumulative total return assumes reinvestment of dividends.

Comparative Five-Year Total Returns

	2004	2005	2006	2007	2008	2009
Weis Markets	100.00	114.88	110.15	112.68	98.17	109.78
S&P 500	100.00	103.00	117.03	121.16	74.53	92.01
Peer Group	100.00	122.15	154.39	181.49	140.44	143.86

Page 6 of 39 (Form 10-K)

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

Five Year Review of Operations

	52 Weeks	52 Weeks	52 Weeks	52 Weeks	53 Weeks
(dollars in thousands, except shares,	Ended	Ended	Ended	Ended	Ended
per share amounts and store information)	Dec. 26, 2009	Dec. 27, 2008	Dec. 29, 2007	Dec. 30, 2006	Dec. 31, 2005
Net sales	$2,516,175	$2,422,361	$2,318,551	$2,244,512	$2,222,598
Costs and expenses	2,419,824	2,354,780	2,243,587	2,162,569	2,126,007
Income from operations	96,351	67,581	74,964	81,943	96,591
Investment income	1,556	2,532	2,795	4,145	2,715
Income before provision for income taxes	97,907	70,113	77,759	86,088	99,306
Provision for income taxes	35,107	23,118	26,769	30,078	35,885
Net income	62,800	46,995	50,990	56,010	63,421
Retained earnings, beginning of year	795,473	779,760	760,531	735,865	702,714
	858,273	826,755	811,521	791,875	766,135
Less cumulative effect of change in accounting for income taxes	—	—	452	—	—
Cash dividends	31,231	31,282	31,309	31,344	30,270
Retained earnings, end of year	$827,042	$795,473	$779,760	$760,531	$735,865
Weighted-average shares outstanding, diluted	26,920,551	26,966,647	26,993,997	27,027,198	27,033,789
Cash dividends per share	$1.16	$1.16	$1.16	$1.16	$1.12
Basic and diluted earnings per share	$2.33	$1.74	$1.89	$2.07	$2.35
Working capital	$173,159	$158,932	$157,385	$147,451	$170,100
Total assets	$916,515	$848,214	$840,069	$814,062	$784,128
Shareholders’ equity	$690,764	$661,100	$648,228	$629,163	$603,857
Number of grocery stores	164	154	154	156	158
Number of pet supply stores	25	29	31	31	32

Page 7 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Weis Markets, Inc., its operations and its present business environment.  The MD&A is provided as a supplement to and should be read in conjunction with the consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.  The following analysis should also be read in conjunction with the Financial Statements included in the 2009 Quarterly Reports on Form 10-Q and the 2008 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned “Forward-Looking Statements” immediately following this analysis.  This overview summarizes the MD&A, which includes the following sections:

  •   Company Overview - a general description of the company’s business, strategic imperatives, and challenges and risks.

  •   Results of Operations - an analysis of the company’s consolidated results of operations for the three years presented in the company’s consolidated financial statements.

  •   Liquidity and Capital Resources - an analysis of cash flows, aggregate contractual obligations, and off-balance sheet arrangements.

  •   Critical Accounting Estimates - a discussion of accounting policies that require critical judgments and estimates.

Company Overview

General
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania.  Today, the company ranks among the top 50 food and drug retailers in the United States in revenues generated.  At the end of 2009, the company operated 164 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

•
Merchandising and Operational Differentiation – The company has identified product pricing, shopping experience and customer focus to maintain its differentiation versus its competitors.  Management is committed to providing a clean, efficient customer shopping experience, while offering competitive prices on both branded and private label products to meet and exceed our customers’ expectations.

Page 8 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview, Strategic Imperatives (continued)

•
Talent Management – To keep pace with the company’s growth and profitability focus, management is committed to developing future leaders utilizing its associates to increase bench strength, ensure succession preparedness, and improve overall associate performance.

•
Supply Chain – Management will continue to reshape and streamline its supply chain by improving inventory turns, cost per case, in stock position and overall service level, thereby building store sales capabilities.

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

Challenges and Risks
As a regional grocery store chain, the company faces unique opportunities, challenges and risks compared to larger retail grocery chains.  Management identified certain key challenges and risks that warrant ongoing attention:

•
Competition - The retail food industry is intensely price competitive.  The company’s financial results may be adversely impacted by a competitive environment which could cause the company to reduce retail prices without a corresponding reduction in its product cost to maintain market share, resulting in lower sales and gross profit margins.

•
Trade Area - The company’s stores are concentrated in central and northeast Pennsylvania, central Maryland, suburban Baltimore regions and New York’s Southern Tier.  Changes in economic and social conditions in the company’s operating regions, including the rate of inflation, population demographics and employment and job growth, affect customer shopping habits.  Business disruptions due to weather and catastrophic events historically have been few, but the company’s geographic regions do receive varying amounts of snow annually.  Such conditions could materially affect sales and expense results.

•
Food Safety - Customers count on the company to provide them with wholesome food products.  Concerns regarding the safety of food products sold in its stores could cause shoppers to avoid purchasing certain products from the company, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside of the company’s control.  Any lost confidence on the part of its customers would be difficult and costly to reestablish.  As such, any issue regarding the safety of any food items sold by the company, regardless of the cause, could have a substantial and adverse effect on operation.

•
Execution of Expansion Plans - Circumstances outside the company’s control could negatively impact anticipated capital investments.  The company cannot determine with certainty whether its new stores will be successful.  The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on the company’s business and results of its operations.

•
Data and Technology - The company’s business is increasingly dependent on information technology systems that are complex and vital to continuing operations.  If the company was to experience difficulties maintaining existing systems or implementing new systems, significant losses could be incurred due to disruptions in its operations.  Additionally, these systems contain valuable proprietary data that, if breached, would have an adverse effect on the company.

Page 9 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview, Challenges and Risks (continued)

•
Operating Costs - The company is affected by certain operating costs which could increase or fluctuate considerably.  Associate expenses contribute to the majority of its operating costs and therefore, the company's financial performance is greatly influenced by increasing wage and benefit costs, a competitive labor market, regulatory wage increases and the risk of unionized labor disruptions of its non-union workforce.  In addition, the rising rate of associate medical insurance costs continue to outpace the company’s expenses as a whole.  The company's profit is particularly sensitive to the cost of oil.  Oil prices directly affect the company's product transportation costs, as well as its utility and petroleum-based supply costs. The company is extremely concerned about the continuing rise in bank interchange fees for accepting payment cards at the point of sale.  As the use of payment cards grow and banks continue to raise their rates, this expense continues to decrease profit margins.

•
Federal, state and local laws and regulations - Various aspects of the company’s business are subject to federal, state and local laws and regulations. The company’s compliance with these regulations may require additional capital expenditures and could adversely affect the company’s ability to conduct the company’s business as planned.   The company is subject to various federal, state and local laws, regulations and administrative practices that affect the company’s business. The company must comply with numerous provisions regulating health and sanitation standards, food labeling, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages.  Management cannot predict either the nature of future laws, regulations, interpretations or applications, or the effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, and local regulatory schemes would have on the company’s future business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on the company’s results of operations and financial condition.

•
Self-Insurance Exposure - The company uses a combination of insurance and self-insurance to provide for potential liabilities for workers' compensation, general liability, vehicle accident, property and associate medical benefit claims.  Management estimates the liabilities associated with the risks retained by the company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.  The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  Although the company has minimized its exposure on individual claims, the company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on earnings.

See also “Item 1a. Risk Factors” in Part I of this report for additional information about risks and uncertainties facing the company.

Page 10 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)
For the Fiscal Years Ended December 26, 2009,	2009	2008	2007	Percent Changes
December 27, 2008 and December 29, 2007	(52 weeks)	(52 weeks)	(52 weeks)	2009 vs. 2008	2008 vs. 2007
Net sales	$2,516,175	$2,422,361	$2,318,551	3.9%	4.5%
Cost of sales, including warehousing and distribution expenses	1,837,657	1,795,261	1,716,209	2.4	4.6
Gross profit on sales	678,518	627,100	602,342	8.2	4.1
Gross profit margin	27.0%	25.9%	26.0%
Operating, general and administrative expenses	582,167	559,519	527,378	4.0	6.1
O, G & A, percent of net sales	23.1%	23.1%	22.7%
Income from operations	96,351	67,581	74,964	42.6	(9.8)
Operating Margin	3.8%	2.8%	3.2%
Investment income	1,556	2,532	2,795	(38.5)	(9.4)
Investment income, percent of net sales	0.1%	0.1%	0.1%
Income before provision for income taxes	97,907	70,113	77,759	39.6	(9.8)
Provision for income taxes	35,107	23,118	26,769	51.9	(13.6)
Effective tax rate	35.9%	33.0%	34.4%
Net income	$62,800	$46,995	$50,990	33.6%	(7.8	) %
Net income, percent of net sales	2.5%	1.9%	2.2%
Basic and diluted earnings per share	$2.33	$1.74	$1.89	33.9%	(7.9	) %

Net Sales
The company's revenues are earned and cash is generated as merchandise is sold to customers at the point of sale.  Discounts, except those provided by a vendor, are recognized as a reduction in sales as products are sold or over the life of a promotional program if redeemable in the future.

Comparable store sales increased 1.8% in 2009 compared to 2008 and increased 4.3% in 2008 compared to 2007.  The acquisition of the Binghamton based Giant Markets in August 2009 improved sales by $58.8 million.

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

In response to challenging economic times, the company continued significant investment in its promotional program “Price Freeze”.  The company ran three successful 90-day “Price Freeze” programs in 2009.  Each program froze between 2,400 and 3,000 staple item prices, saving the company’s customers over $16.5 million in 2009.  The company began its fourth program on December 31, 2009.  This program froze prices of approximately 3,000 staple items for a 90-day period and is expected to save the company’s customers $6.5 million.  In addition, the company has concentrated efforts on targeted sales building programs by store, tailoring these programs to individual market needs.  During 2009, the company experienced a .4% increase in comparable customer store visits and a 1.0% increase in average sales per customer transaction compared to the same period a year ago.

As the company previously reported, market forces positively affecting prescription growth such as an aging population base, continue to be offset by retail erosion due to increased generic penetration, competitive pressures and a softening economy.  In addition, prescription plan sponsors continue to offer economic incentives to covered individuals in an effort to shift their prescription drug purchases to mail order.  The company implemented new pricing strategies involving generic drugs in the second half of 2008, which has reversed the downward trend of pharmacy sales.  Pharmacy sales increased 2.2% in 2009, compared to the 2.3% decline experienced in 2008.

Page 11 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

The company continued to experience significant product deflation in its dairy category throughout the current year, particularly with eggs and milk.  Dairy sales decreased 4.9% in 2009 when compared with 2008.  Based upon reports from the USDA’s Economic Research Service, management anticipates this trend to reverse in 2010.

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

According to the latest U.S. Bureau of Labor Statistics’ report, seasonally adjusted annual rate food-at-home consumer price index fell 2.5% in 2009 as opposed to increases of 6.4% and 4.2% in 2008 and 2007, respectively.  The producer price index for finished consumer foods decreased 1.6% for 2009 compared to increases of 6.8% in 2008 and 6.6% in 2007.  The company has been able to maintain a gross profit rate of 27.0% in 2009 for the year despite the fluctuation of retail and wholesale prices.

Because of wholesale price deflation during the year, the company experienced a LIFO gain of $826,000 for 2009, compared to charges of $11.8 million and $7.2 million in 2008 and 2007, respectively.  Wholesale prices peaked at the end of 2008 causing the large variance between 2009 and 2008.  The company is expecting modest wholesale price inflation to occur in 2010.

The company's profitability is particularly impacted by the cost of oil.  Cost of sales was impacted by a 30.2% decrease in the cost of diesel fuel used by the company to deliver goods from its distribution center to its stores as compared to 2008.  In addition to lower prices during the year, the company mechanically lowered the top speed of its tractors, implemented routing software to improve loading patterns and reduced delivery mileage, and implemented a driver training program regarding shift patterns.  Since implementation of these initiatives, management realized a 4.2% reduction in fuel usage.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags.

Although the company experienced product cost deflation in 2009 and inflation for 2008 and 2007, management does not feel it can accurately measure the full impact of inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses.  Employee-related costs increased 5.4% in 2009 compared to 2008 and 5.0% in 2008 compared to 2007.  As a percent of sales, employee-related costs increased .2% in 2009 versus 2008, a majority of which was due to an increase in retirement plan costs.

Page 12 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

In 2009, the company expensed $1.3 million due to adjustments made to the non-qualified supplemental executive retirement plan (see Note 6 Retirement Plans of Notes to the Consolidated Financial Statements) resulting from a rise in the equity market.  In 2008, operating, general and administrative expenses were reduced by $2.0 million in adjustments made to the non-qualified supplemental executive retirement plan due to a decline in the equity market of which $2.7 million in adjustments occurred in the fourth quarter of 2008.   In 2007, this expense was $396,000.  In 2009, additional profit-sharing plan contributions of $1.1 million (see Note 6 Retirement Plans of Notes to the Consolidated Financial Statements) were made to compensate participants for the decline in the equity markets.

Pennsylvania, where the majority of the company's stores are located, increased the minimum wage rate twice in 2007 totaling $2.00 per hour.  Although the company paid its associates more than the minimum wage rate, the increases impacted associate rates well above minimum wage.  In addition, the company increased associate rates in neighboring states.

Health care benefits increased 4.2% in 2009 compared to 2008 and increased 13.8% in 2008 compared to 2007.  Management expects the trend of increasing health care benefit costs to continue.

The company’s interchange fees for accepting credit and debit cards increased 7.9% to $15.4 million in 2009 compared to 2008 and 12.1% to $14.3 million in 2008 compared to 2007.

Retail store profitability is sensitive to rising utility costs due to the amount of electricity and gas required to operate.  The company is reacting to these increased operating costs by evaluating technological improvements for improved utility and fuel management.  Beginning in 2010, Pennsylvania deregulated electricity pricing and it is anticipated the average electric utility consumer will see a 30% increase.  Through “green initiatives”, technology and buying, management expects 2010 costs to increase only by 20% in its Pennsylvania stores.

The company may not be able to recover these rising utility and interchange costs through increased prices charged to its customers.  Any delay in the company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer.  Management does not foresee a change in these trends in the near future.

The company incurred a pre-tax impairment loss of $1.7 million on one closed store facility in 2008 compared to a pre-tax gain of $8.0 million on the sale of two closed store facilities and an undeveloped parcel of land in 2007.  Earnings were further impacted in 2007 by a $1.2 million adjustment to liabilities for future expenses on closed stores.

The company recognized gift card breakage income of $665,000 and $1.0 million as a credit against operating, general and administrative expenses during fiscal 2009 and 2008, respectively (See Note 1(r) Revenue Recognition of Notes to the Consolidated Financial Statements).  Fiscal 2008 was the first year in which the company recognized gift card breakage income, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program in late 2002.  The resolution of certain legal matters associated with gift card liabilities prompted management to initiate a change in accounting estimate.

Investment Income
The company’s investments consist of short-term money market funds and marketable securities consisting of Pennsylvania tax-free state and municipal bonds and equity securities.  The company classifies all of its marketable securities as available-for-sale.  Due to declining yields on short-term money market funds, the company experienced a $1.3 million decrease in interest income in 2009 compared to 2008 and a $307,000 decrease in 2008 compared to 2007.

Provision for Income Taxes
The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences relating to tax-free income.

Page 13 of 39 (Form 10-K)

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

Liquidity and Capital Resources

Net cash provided by operating activities was $118.9 million in 2009 compared to $115.3 million in 2008 and $85.4 million in 2007.  Working capital increased 9.0%, 1.0% and 6.7% in 2009, 2008 and 2007, respectively.

Net cash used in investing activities was $78.0 million in 2009 compared to $65.8 million in 2008, and $39.1 million in 2007.  These funds were used primarily for property and equipment purchases in the three years presented.  Property and equipment purchases during 2009 totaled $45.2 million compared to $67.0 million in 2008 and $64.2 million in 2007.  In 2009, the company also acquired eleven Giant Markets stores for $35.8 million.  As a percentage of sales, capital expenditures were 2.1%, 2.8% and 2.8% in 2009, 2008 and 2007, respectively.

The company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the company’s processing and distribution facilities.  Company management estimates that its current development plans will require an investment of approximately $102.8 million in 2010.

Net cash used in financing activities during 2009 was $33.2 million compared to $31.3 million in 2008 and $32.7 million in 2007.  The majority of the financing activities consisted of dividend payments to shareholders.  At December 26, 2009, the company had outstanding letters of credit of $12.9 million.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the company and the company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.16 per year in 2009, 2008 and 2007.  Treasury stock purchases totaled $2.0 million in 2009, compared to $181,000 in 2008 and $2.7 million in 2007.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the company’s common stock has a remaining balance of 752,517 shares.

The company has no other commitment of capital resources as of December 26, 2009, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The company anticipates funding its working capital requirements and its $102.8 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.  However, management is currently considering maintaining a credit facility to fund potential acquisitions.

The company’s earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings.  The company’s marketable securities portfolio currently consists of Pennsylvania tax-free state and municipal bonds, equity securities and other short-term investments.  Other short-term investments are classified as cash equivalents on the Consolidated Balance Sheets.

The company’s unrealized holding gains net of deferred taxes in 2009 were $68,000 (see Note 9 Comprehensive Income of Notes to the Consolidated Financial Statements).  The company experienced a $2.8 million unrealized holding loss net of deferred taxes in 2008, primarily due to a decline in the value of the company’s equity holdings.  In 2007, the company had unrealized holding gains of $1.3 million.  As of December 26, 2009, the company had $7.9 million in gross unrealized holding gains in marketable securities (see Note 2 Marketable Securities of Notes to the Consolidated Financial Statements).

Page 14 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (continued)

By their nature, these financial instruments inherently expose the holders to market risk.  The extent of the company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions.  However, the company believes that its exposure in this area is not material.

Under its current policies, the company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations.  Historically, the company’s principal investment strategy of obtaining marketable securities with maturity dates between one and five years helps to minimize market risk and to maintain a balance between risk and return.  The equity securities owned by the company consist primarily of stock held in large capitalized companies trading on public security exchange markets.  The company’s management continually monitors the risk associated with its marketable securities.  A quantitative tabular presentation of risk exposure is located in “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” of this report.

Contractual Obligations
The following table represents scheduled maturities of the company’s long-term contractual obligations as of December 26, 2009.
	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$241,453	$30,592	$54,670	$49,462	$106,729
Total	$241,453	$30,592	$54,670	$49,462	$106,729

Off-Balance Sheet Arrangements
The company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the company’s financial condition, results of operations or cash flows.

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

Page 15 of 39 (Form 10-K)

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

Store Closing Costs
The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to nine years.  At December 26, 2009, closed store lease liabilities totaled $863,000.  The company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term.  Store closings are generally completed within one year after the decision to close.  Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which changes become known.  Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.  Inventory write-downs, if any, in connection with store closings, are classified in cost of sales.  Costs to transfer inventory and equipment from closed stores are expensed as incurred.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Self-Insurance
The company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the workers’ compensation claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  Significant assumptions used in the development of the actuarial estimates include reliance on the company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

Page 16 of 39 (Form 10-K)

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

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 26, 2009	2010	2011	2012	2013	2014	Thereafter	Total	Dec. 26, 2009
Rate sensitive assets:
Fixed interest rate securities	$6,135	$2,040	$—	$—	$—	$—	$8,175	$8,427
Average interest rate	3.48%	4.11%	—	—	—	—	3.64%

Other Relevant Market Risks
The company’s equity securities at December 26, 2009 had a cost basis of $1,874,000 and a fair value of $9,652,000.  The dividend yield realized on these equity investments was 4.84% in 2009.  Market risk, as it relates to equities owned by the company, is discussed within the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Page 17 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 8.	Financial Statements and Supplementary Data:

WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
December 26, 2009 and December 27, 2008	2009	2008

Assets
Current:
Cash and cash equivalents	$67,065	$59,351
Marketable securities	18,079	20,068
Accounts receivable, net	52,215	45,318
Inventories	223,015	187,433
Prepaid expenses	6,254	5,085
Total current assets	366,628	317,255
Property and equipment, net	510,882	511,113
Goodwill	35,162	15,722
Intangible and other assets, net	3,843	4,124
Total assets	$916,515	$848,214

Liabilities
Current:
Accounts payable	$130,685	$95,128
Accrued expenses	30,227	28,173
Accrued self-insurance	21,998	23,344
Deferred revenue, net	6,731	6,920
Income taxes payable	484	738
Deferred income taxes	3,344	4,020
Total current liabilities	193,469	158,323
Postretirement benefit obligations	13,850	12,454
Deferred income taxes	18,432	16,337
Total liabilities	225,751	187,114
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued	9,949	9,949
Retained earnings	827,042	795,473
Accumulated other comprehensive income, net	4,628	4,560
	841,619	809,982
Treasury stock at cost, 6,149,315 and 6,081,908 shares, respectively	(150,855)	(148,882)
Total shareholders’ equity	690,764	661,100
Total liabilities and shareholders’ equity	$916,515	$848,214

See accompanying notes to consolidated financial statements.

Page 18 of 39 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 26, 2009,	2009	2008	2007
December 27, 2008 and December 29, 2007	(52 weeks)	(52 weeks)	(52 weeks)

Net sales	$2,516,175	$2,422,361	$2,318,551
Cost of sales, including warehousing and distribution expenses	1,837,657	1,795,261	1,716,209
Gross profit on sales	678,518	627,100	602,342
Operating, general and administrative expenses	582,167	559,519	527,378
Income from operations	96,351	67,581	74,964
Investment income	1,556	2,532	2,795
Income before provision for income taxes	97,907	70,113	77,759
Provision for income taxes	35,107	23,118	26,769
Net income	$62,800	$46,995	$50,990

Weighted-average shares outstanding, basic	26,920,551	26,966,647	26,987,786
Weighted-average shares outstanding, diluted	26,920,551	26,966,647	26,993,997

Cash dividends per share	$1.16	$1.16	$1.16
Basic and diluted earnings per share	$2.33	$1.74	$1.89

See accompanying notes to consolidated financial statements.

Page 19 of 39 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 26, 2009,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 27, 2008 and December 29, 2007	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 30, 2006	33,009,046	$8,595	$760,531	$6,084	6,016,291	$(146,047)	$629,163
Net income	—	—	50,990	—	—	—	50,990
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	1,255	—	—	1,255
Comprehensive income							52,245
Cumulative effect of change in accounting for income taxes	—	—	(452)	—	—	—	(452)
Shares issued for options	35,311	1,235	—	—	25,561	(1,155)	80
Treasury stock purchased	—	—	—	—	35,459	(1,499)	(1,499)
Dividends paid	—	—	(31,309)	—	—	—	(31,309)
Balance at December 29, 2007	33,044,357	9,830	779,760	7,339	6,077,311	(148,701)	648,228
Net income	—	—	46,995	—	—	—	46,995
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	(2,779)	—	—	(2,779)
Comprehensive income							44,216
Shares issued for options	3,450	119	—	—	1,688	(67)	52
Treasury stock purchased	—	—	—	—	2,909	(114)	(114)
Dividends paid	—	—	(31,282)	—	—	—	(31,282)
Balance at December 27, 2008	33,047,807	9,949	795,473	4,560	6,081,908	(148,882)	661,100
Net income	—	—	62,800	—	—	—	62,800
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	68	—	—	68
Comprehensive income							62,868
Treasury stock purchased	—	—	—	—	67,407	(1,973)	(1,973)
Dividends paid	—	—	(31,231)	—	—	—	(31,231)
Balance at December 26, 2009	33,047,807	$9,949	$827,042	$4,628	6,149,315	$(150,855)	$690,764

See accompanying notes to consolidated financial statements.

Page 20 of 39 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 26, 2009,	2009	2008	2007
December 27, 2008 and December 29, 2007	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$62,800	$46,995	$50,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,201	47,053	47,511
Amortization	6,207	7,978	7,331
Loss (gain) on disposition / impairment of fixed assets	60	155	(8,031)
Gain on sale of marketable securities	—	—	(6)
Changes in operating assets and liabilities:
Inventories	(27,780)	6,299	(4,264)
Accounts receivable and prepaid expenses	(8,066)	1,434	(5,960)
Income taxes recoverable	—	8,074	(8,074)
Accounts payable and other liabilities	37,472	(7,441)	8,169
Income taxes payable	(254)	738	(1,317)
Deferred income taxes	1,372	3,946	(1,252)
Other	(93)	95	345
Net cash provided by operating activities	118,919	115,326	85,442
Cash flows from investing activities:
Purchase of property and equipment	(45,249)	(66,958)	(64,233)
Proceeds from the sale of property and equipment	991	324	11,374
Proceeds from maturities of marketable securities	2,197	1,210	13,780
Proceeds from sale of marketable securities	—	—	7
Acquisition of business	(35,802)	—	—
Purchase of intangible assets	(138)	(394)	—
Net cash used in investing activities	(78,001)	(65,818)	(39,072)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	119	1,235
Dividends paid	(31,231)	(31,282)	(31,309)
Purchase of treasury stock	(1,973)	(181)	(2,654)
Net cash used in financing activities	(33,204)	(31,344)	(32,728)
Net increase in cash and cash equivalents	7,714	18,164	13,642
Cash and cash equivalents at beginning of year	59,351	41,187	27,545
Cash and cash equivalents at end of year	$67,065	$59,351	$41,187

See accompanying notes to consolidated financial statements.

Page 21 of 39 (Form 10-K)

WEIS MARKETS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the company’s consolidated financial statements:

(a)  Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924.  The company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the company's business during fiscal 2009.

(b)  Definition of Fiscal Year
The company’s fiscal year ends on the last Saturday in December.  Fiscal 2009, 2008 and 2007 were comprised of 52 weeks.

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

 (e)  Reclassifications
The company reclassified certain immaterial amounts in the Consolidated Balance Sheets and Consolidated Statements of Income.

(f) Cash and Cash Equivalents
The company considers investments with an original maturity of three months or less to be cash equivalents.  Investment amounts classified as cash equivalents as of December 26, 2009 and December 27, 2008 totaled $52.3 million and $51.6 million, respectively.

(g)  Marketable Securities
Marketable securities consist of Pennsylvania tax-free state and municipal bonds and equity securities.  By policy, the company invests primarily in high-grade marketable securities.  The company classifies all of its marketable securities as available-for-sale.

Available-for-sale securities are recorded at fair value as determined by quoted market price based on national markets.  Unrealized holding gains and losses, net of the related tax effect, are excluded from earnings and are reported as a separate component of shareholders’ equity until realized.  A decline in the fair value below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.  Dividend and interest income is recognized when earned.  Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

(h)  Accounts Receivable
Accounts receivable are stated net of an allowance for uncollectible accounts of $969,000 and $673,000 as of December 26, 2009 and December 27, 2008, respectively.  The reserve balance relates to amounts due from pharmacy third party providers and customer returned checks.  The company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.  Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

Page 22 of 39 (Form 10-K)

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

Maintenance and repairs are expensed and renewals and betterments are capitalized.  When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to “Operating, general and administrative expenses.”

(k)  Goodwill and Intangible Assets
Intangible assets with an indefinite useful life are not amortized until their useful life is determined to be no longer indefinite and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is not amortized but tested for impairment for each reporting unit, on an annual basis and between annual tests in certain circumstances.

To derive the fair value of the company’s sole reporting unit, the company uses an income approach along with an analysis of its stock value. Under the income approach, fair value of a reporting unit is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the company.  Estimated future cash flows are based on the company’s internal projection model.  The stock value evaluation consists of measuring the average market capitalization of the company against its total asset value of its sole reporting unit.  The company completes its impairment test in the third quarter of each fiscal year.

The results of the impairment test are subject to management’s estimates and assumptions of projected cash flows and operating results.  The company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments.  However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

Intangible assets with a definite useful life are generally amortized over periods ranging from 15 to 20 years.  Estimated amortization expense for the next five fiscal years is approximately $359,000 in 2010, $329,000 in 2011, $325,000 in 2012, $321,000 in 2013, and $236,000 in 2014.  As of December 26, 2009, the company has no intangible assets, other than goodwill, with indefinite lives.

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

With respect to owned property and equipment associated with closed stores, the value of the property and equipment is adjusted to reflect recoverable values based on the company’s prior history of disposing of similar assets and current economic conditions.

Page 23 of 39 (Form 10-K)

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(l)  Impairment of Long-Lived Assets (continued)
The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results.  The company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments.  However, a change in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

(m)  Store Closing Costs
The company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to nine years.  Closed store lease liabilities totaled $863,000 and $1.5 million as of December 26, 2009 and December 27, 2008, respectively.  The company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.

(n)  Self-Insurance
The company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.  The company is liable for associate health claims up to a lifetime aggregate of $1,000,000 per member and for workers’ compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.

(o)  Stock Option Plan
As of December 31, 2004, no awards may be granted under the company’s 1995 Stock Option Plan.  The last options granted under the Plan in 2002 will expire in 2010.  See additional disclosures regarding remaining outstanding options in Note 7.

(p)  Income Taxes
The company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Page 24 of 39 (Form 10-K)

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(r)  Revenue Recognition
Revenue from the sale of products to the company’s customers is recognized at the point of sale.  Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold.  Periodically, the company will run a point based sales incentive program that rewards customers with future sales discounts.  The company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software.  Sales are reduced by these estimates over the life of the program.  Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts.  The company records “Deferred revenue” for the sale of gift cards and revenue is recognized in “Net sales” at the time of customer redemption for products.  Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the company believes the likelihood of redemption by the customer is remote.  The company recognized gift card breakage income of $665,000 and $1.0 million during fiscal 2009 and 2008, respectively.  Fiscal 2008 was the first year in which the company recognized gift card breakage income, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program.  The resolution of certain legal matters associated with gift card liabilities prompted management to initiate a change in accounting estimate.  This income is included in the Consolidated Statements of Income as a reduction in “Operating, general and administrative expenses.”  Merchandise return activity is immaterial to revenues.

(s)  Cost of Sales, Including Warehousing and Distribution Expenses
“Cost of sales, including warehousing and distribution expenses” consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs.

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

Vendor allowances recorded as credits in cost of sales totaled $54.8 million in 2009, $51.2 million in 2008, and $44.6 million in 2007.  Vendor paid cooperative advertising credits totaled $17.1 million in 2009, $15.1 million in 2008, and $16.7 million in 2007.  These credits were netted against advertising costs within “Operating, general and administrative expenses.”  The company had accounts receivable due from vendors of $386,000 and $589,000 for earned advertising credits and $3.9 million and $5.3 million for earned promotional discounts as of December 26, 2009 and December 27, 2008, respectively.  The company had $2.2 million and $2.4 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 26, 2009 and December 27, 2008, respectively.

(u)  Operating, General and Administrative Expenses
Business operating costs including expenses generated from administration and purchasing functions, are recorded in “Operating, general and administrative expenses” in the Consolidated Statements of Income.  Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, equipment depreciation, leasehold amortization and costs for outside provided services.

Page 25 of 39 (Form 10-K)

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(v)  Advertising Costs
The company expenses advertising costs as incurred.  The company recorded advertising expense, before vendor paid cooperative advertising credits, of $23.4 million in 2009, $25.0 million in 2008, and $25.2 million in 2007 in “Operating, general and administrative expenses.”

(w)  Rental Income
The company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”  All leases are operating leases, as disclosed in Note 5, and do not contain upfront considerations.

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

In April 2009, the FASB issued authoritative guidance on business combinations.  The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes regarding initial recognition and measurement, subsequent measurement and accounting and disclosure of assets and liabilities arising from contingencies in a business combination.  The guidance was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The company adopted the guidance as of December 28, 2008.  On August 23, 2009, Weis Markets, Inc. acquired eleven Giant Markets stores located in Broome County, New York.  The acquisition produced no contingent assets or liabilities and the acquisition costs were properly recorded.  Adoption of the new guidance did not have a material impact on the company's consolidated financial statements.  See Note 10 Acquisition of Business.

In May 2009, the FASB issued authoritative guidance on subsequent events.  The guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance was effective for interim and annual reporting periods ending after June 15, 2009.  The company adopted the guidance effective for the second quarter ending June 27, 2009.  Adoption of the new guidance did not have a material impact on the company’s consolidated financial statements.  The company evaluated subsequent events and there were no material subsequent events which require further disclosure.

Page 26 of 39 (Form 10-K)

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(x)  Current Relevant Accounting Standards (continued)
In June 2009, the FASB issued the Accounting Standards Codification (ASC). The ASC has become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP).  The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP.  The ASC was effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  The company adopted the guidance effective for the third quarter ending September 26, 2009.  The adoption of the ASC did not have an impact on the company’s consolidated financial statements.

Note 2  Marketable Securities
Marketable securities, as of December 26, 2009 and December 27, 2008, consisted of:

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 26, 2009	Cost	Gains	Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$8,295	$132	$—	$8,427
Equity securities	1,874	7,804	26	9,652
	$10,169	$7,936	$26	$18,079

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 27, 2008	Cost	Gains	Losses	Value
Available-for-sale:
Pennsylvania state and municipal bonds	$10,399	$101	$17	$10,483
Equity securities	1,874	7,746	35	9,585
	$12,273	$7,847	$52	$20,068

Maturities of marketable securities classified as available-for-sale at December 26, 2009, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$6,235	$6,323
Due after one year through five years	2,060	2,104
Equity securities	1,874	9,652
	$10,169	$18,079

See additional disclosures regarding marketable securities in Notes 1(g) and 12.

Page 27 of 39 (Form 10-K)

WEIS MARKETS, INC.

Note 3  Inventories
Merchandise inventories, as of December 26, 2009 and December 27, 2008, were valued as follows:

(dollars in thousands)	2009	2008
LIFO	$177,807	$144,826
Average cost	45,208	42,607
	$223,015	$187,433

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the company’s circumstances.  If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $65,490,000 and $66,316,000 higher than as reported on the above methods as of December 26, 2009 and December 27, 2008, respectively.  During 2008, the company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4  Property and Equipment
Property and equipment, as of December 26, 2009 and December 27, 2008, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2009	2008
Land		$86,193	$86,003
Buildings and improvements	10-60	427,797	417,954
Equipment	3-12	682,622	646,427
Leasehold improvements	5-20	139,418	136,589
Total, at cost		1,336,030	1,286,973
Less accumulated depreciation and amortization		825,148	775,860
		$510,882	$511,113

Note 5  Lease Commitments
At December 26, 2009, the company leased approximately 57% of its open store facilities under operating leases that expire at various dates through 2028.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense.  Most of the leases contain multiple renewal options, under which the company may extend the lease terms from 5 to 20 years.  Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term.  The company does not have any leases that include capital improvement funding or other lease concessions.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2009	2008	2007
Minimum annual rentals	$31,436	$30,733	$30,370
Contingent rentals	569	473	354
Lease or sublease income	(6,482)	(6,206)	(6,466)
	$25,523	$25,000	$24,258

Page 28 of 39 (Form 10-K)

WEIS MARKETS, INC.
Note 5  Lease Commitments (continued)
The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining noncancelable lease terms in excess of one year as of December 26, 2009.

(dollars in thousands)	Leases	Subleases
2010	$30,592	$(3,677)
2011	28,759	(3,084)
2012	25,911	(1,651)
2013	25,385	(881)
2014	24,077	(491)
Thereafter	106,729	(1,886)
	$241,453	$(11,670)

The company has $134,000 accrued as of December 26, 2009, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received.  The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

Note 6  Retirement Plans
The company has a contributory retirement savings plan, the Weis Markets, Inc. Retirement Savings Plan, covering substantially all full-time associates.  The company had a noncontributory profit-sharing plan, the Weis Markets, Inc. Profit Sharing Plan, covering eligible associates which included certain salaried associates, store management and administrative support personnel.  Effective December 1, 2009, the Weis Markets, Inc. Profit Sharing Plan was merged into the Weis Markets, Inc. Retirement Savings Plan.  The company also has three supplemental retirement plans covering highly compensated employees of the company.  The company’s policy is to fund all qualified retirement plan costs as accrued, but not supplemental retirement costs.  Employer contributions to the qualified retirement plans are made at the sole discretion of the company.

As of December 31, 2006, the Weis Markets, Inc. Employee Stock Bonus Plan was terminated, and subsequently all plan assets were distributed to participants or beneficiaries by December 31, 2009.

Retirement plan costs:
(dollars in thousands)	2009	2008	2007
Retirement savings plan	$1,070	$1,095	$1,034
Profit-sharing plan	2,000	900	922
Employee stock bonus plan	2	—	—
Deferred compensation plan	570	525	435
Supplemental retirement plan	1,304	(1,976)	396
Pharmacist deferred compensation plan	(4)	3	(75)
	$4,942	$547	$2,712

The company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy.  The benefits are determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate.  The plan is unfunded and accounted for on an accrual basis.  The projected benefit obligations are equal to the liability for pension benefits included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets.

Page 29 of 39 (Form 10-K)

WEIS MARKETS, INC.

Note 6  Retirement Plans (continued)
Change in the benefit obligations:
(dollars in thousands)	2009	2008
Benefit obligations at beginning of year	$7,068	$6,775
Interest cost	513	491
Benefit payments	(232)	(232)
Actuarial gain	57	34
	$7,406	$7,068

Weighted-average assumptions used to determine benefit obligations:	2009	2008
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:
(dollars in thousands)	2009	2008	2007
Interest cost	$513	$491	$475
Amount of recognized gain	175	198	271

Estimated future benefit payments:
(dollars in thousands)	Benefits
2010	$232
2011	1,397
2012	1,397
2013	1,397
2014	1,397
2015 – 2019	6,986

The company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates.  These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service.  These plans are unfunded and accounted for on an accrual basis.  Participants in these plans are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan.  The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion.  The allocation among the various plan participants is made in relationship to their compensation, years of service and job performance.  Plan participants are 100% vested in their accounts after six years of service with the company.  Benefits are distributed among participants upon reaching the applicable retirement age.  Substantial risk of benefit forfeiture does exist for participants in these plans.  The present value of accumulated benefits amounted to $6,675,000 and $5,617,000 at December 26, 2009 and December 27, 2008, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

The company has no other postretirement benefit plans.

Page 30 of 39 (Form 10-K)

WEIS MARKETS, INC.

Note 7  Stock Option Plan
The company has an incentive stock option plan for officers and other key associates.  Under the terms of the plan, option exercise prices are 100% of the “fair market value” of the shares on the date granted.  Options previously granted are immediately exercisable and expire ten years after date of grant.

Changes during the three years ended December 26, 2009, in options outstanding under the plan were as follows:

	Weighted-Average	Shares
	Exercise Price	Under Option
Balance, December 30, 2006	$36.04	84,761
Exercised	$34.97	(35,311)
Expired	$32.88	(700)
Forfeited	$36.26	(1,700)
Balance, December 29, 2007	$36.88	47,050
Exercised	$34.59	(3,450)
Expired	$34.31	(1,100)
Forfeited	$35.95	(950)
Balance, December 27, 2008	$37.16	41,550
Expired	$37.94	(8,900)
Forfeited	$37.42	(25,950)
Balance, December 26, 2009	$35.13	6,700

The exercise price for options outstanding as of December 26, 2009 was $35.13.  The weighted-average remaining contractual life of those options is one year.  As of December 26, 2009, all options are exercisable.

Note 8  Income Taxes
The provision (benefit) for income taxes consists of:

(dollars in thousands)	2009	2008	2007
Current:
Federal	$30,415	$17,017	$27,069
State	3,320	2,155	952
Deferred:
Federal	1,805	6,843	(1,218)
State	(433)	(2,897)	(34)
	$35,107	$23,118	$26,769

The reconciliation of income taxes computed at the federal statutory rate (35% in 2009, 2008 and 2007) to the provision for income taxes is:

(dollars in thousands)	2009	2008	2007
Income taxes at federal statutory rate	$34,268	$24,540	$27,216
State income taxes, net of federal income tax benefit	1,877	(483)	597
Other	(1,038)	(939)	(1,044)
Provision for income taxes (effective tax rate 35.9%, 33.0% and 34.4%, respectively)	$35,107	$23,118	$26,769

Cash paid for income taxes was $34,305,000, $10,360,000 and $37,411,000 in 2009, 2008 and 2007, respectively.

Page 31 of 39 (Form 10-K)

WEIS MARKETS, INC.

Note 8  Income Taxes (continued)
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 26, 2009 and December 27, 2008, are:

(dollars in thousands)	2009	2008
Deferred tax assets:
Accounts receivable	$189	$133
Compensated absences	550	484
Employee benefit plans	5,214	7,195
General liability insurance	1,410	1,503
Postretirement benefit obligations	5,780	5,195
Net operating loss carryforwards	3,700	3,700
Total deferred tax assets	16,843	18,210
Deferred tax liabilities:
Inventories	(6,219)	(9,674)
Unrealized gains on marketable securities	(3,282)	(3,235)
Nondeductible accruals and other	(1,206)	(426)
Depreciation	(27,912)	(25,232)
Total deferred tax liabilities	(38,619)	(38,567)
Net deferred tax liability	$(21,776)	$(20,357)
Current deferred liability - net	$(3,344)	$(4,020)
Noncurrent deferred liability - net	(18,432)	(16,337)
Net deferred tax liability	$(21,776)	$(20,357)

The following table summarizes the activity related to the company’s unrecognized tax benefits:

(dollars in thousands)	2009	2008
Unrecognized tax benefits at beginning of year	$800	$678
Increases based on tax positions related to the current year	—	—
Additions for tax positions of prior years	125	150
Reductions for tax positions of prior years	—	—
Settlements	—	(28)
Expiration of the statute of limitations for assessment of taxes	—	—
Unrecognized tax benefits at end of year	$925	$800

All of the unrecognized tax benefits, $925,000 for 2009 and $800,000 for 2008, would impact the effective tax rate over time and if recognized would reduce the effective tax rate.  The company accrues interest and penalties related to income tax matters as a part of the provision for income taxes.  The company had $55,000, $55,000 and $40,000 of accrued interest and penalties at December 26, 2009, December 27, 2008 and December 29, 2007, respectively.  Management anticipates settlement for the majority of unrecognized tax benefits within the next twelve months.

The IRS completed its examination of the company's federal income tax returns for 2003 and 2004.  The company or one of its subsidiaries files tax returns in various states.  The tax years subject to examination in Pennsylvania, where the majority of the company's revenues are generated, are 2003 to 2009.  Pennsylvania is currently examining the tax year 2006 for Corporate Net Income tax purposes and Franchise tax purposes.

Page 32 of 39 (Form 10-K)

WEIS MARKETS, INC.

Note 9  Comprehensive Income
(dollars in thousands)	2009	2008	2007
Net income	$62,800	$46,995	$50,990
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $47, $1,970 and $892, respectively)	68	(2,779)	1,259
Reclassification adjustment for gains included in net income (Net of deferred taxes of $0, $0 and $2, respectively)	—	—	(4)
Other comprehensive income (loss), net of tax	68	(2,779)	1,255
Comprehensive income, net of tax	$62,868	$44,216	$52,245

Note 10  Acquisition of Business
On August 23, 2009, Weis Markets, Inc. acquired eleven Giant Markets stores located in Broome County, New York including units in Binghamton, Vestal, Endicott, Endwell and Johnson City.  Weis Markets, Inc. acquired the store locations and operations of Giant Markets in an effort to establish its retail presence in the Southern Tier.  The results of operations of the Giant Markets acquisition are included in the accompanying consolidated financial statements from the date of acquisition.  The Giant Markets acquisition contributed $58.8 million to sales in 2009.

The cash purchase price paid to Giant Markets was $35.8 million. The purchased assets include inventories, equipment and goodwill. Weis Markets, Inc. assumed one lease obligation in the acquisition of the Giant Markets stores and entered into ten new lease agreements.

The following table summarizes the fair values of the assets acquired at the date of acquisition.  The fair value of the acquired assets is reported below.

(dollars in thousands)	August 23, 2009
Inventories	$7,802
Equipment	8,560
Goodwill	19,440
Total Assets Acquired	$35,802

Goodwill of $19.4 million has been recorded, based upon the expected benefits to be derived from the business combination.  The entire $19.4 million is expected to be deductible for tax purposes.

Note 11  Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2009 and 2008 are as follows:

(dollars in thousands,
except per share amounts)	Thirteen Weeks Ended
	March 28, 2009	June 27, 2009	Sep. 26, 2009	Dec. 26, 2009
Net sales	$606,239	$615,378	$623,158	$671,400
Gross profit on sales	163,561	165,999	171,125	177,833
Net income	16,518	15,205	15,554	15,523
Basic and diluted earnings per share	.61	.56	.58	.58

(dollars in thousands,
except per share amounts)	Thirteen Weeks Ended
	March 29, 2008	June 28, 2008	Sep. 27, 2008	Dec. 27, 2008
Net sales	$595,666	$603,393	$603,894	$619,408
Gross profit on sales	152,722	158,084	156,362	159,789
Net income	9,056	12,836	8,091	17,012
Basic and diluted earnings per share	.34	.48	.30	.63

Page 33 of 39 (Form 10-K)

WEIS MARKETS, INC.

Note 12  Fair Value Information
The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments.  The fair values of the company’s marketable securities, as disclosed in Note 2, are based on quoted market prices.

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
Sunbury, Pennsylvania

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007 (52 weeks, 52 weeks and 52 weeks, respectively).  Our audits of the basic financial statements included the financial statements schedule listed in the index appearing under Item 15(c)(3). We have also audited Weis Markets, Inc. and subsidiaries' internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control―Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Weis Market, Inc. and subsidiaries' management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting which is included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the effectiveness of Weis Markets, Inc. and subsidiaries' internal control over financial reporting based on our audits.

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

Page 34 of 39 (Form 10-K)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the consolidated results of their operations and their cash flows for the fiscal years ended December 26, 2009, December 27, 2008 and December 29, 2007 (52 weeks, 52 weeks and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Weis Markets, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control―Integrated Framework issued by COSO.

/S/Grant Thornton LLP
Philadelphia, Pennsylvania
March 11, 2010

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure:

None.

Item 9a.	Controls and Procedures:

Management’s Report on Disclosure Controls and Procedures

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

Management's Report on Internal Control Over Financial Reporting

The management of the company is responsible for establishing and maintaining adequate internal control over financial reporting.  The company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

With the participation of the Chief Executive Officer and the Chief Financial Officer, management concluded that the company’s internal control over financial reporting was effective as of December 26, 2009.

The effectiveness of the company's internal control over financial reporting as of the fiscal year end, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

Page 35 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 9a.	Controls and Procedures: (continued)

Changes in Internal Control over Financial Reporting

There were no changes in the company’s internal control over financial reporting during the fiscal quarter ended December 26, 2009, that materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9b.	Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

“Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance” of the Weis Markets, Inc. definitive proxy statement dated March 11, 2010 are incorporated herein by reference.

Item 11.	Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 11, 2010 are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 11, 2010 is incorporated herein by reference.  Equity compensation plan information is included in Part II, Item 8, “Note 7 Stock Option Plan” of this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 11, 2010 are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 11, 2010 is incorporated herein by reference.

Page 36 of 39 (Form 10-K)

WEIS MARKETS, INC.

PART IV

Item 15.     Exhibits, Financial Statement Schedules:

(a)(1) The company’s 2009 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2)	Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:
Schedule II - Valuation and Qualifying Accounts, page 38 of this annual report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.

3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.

10-A	Retirement Savings Plan, filed with this annual report on Form 10-K.

10-B	Supplemental Executive Retirement Plan, filed with this annual report on Form 10-K

10-C	Deferred Compensation Plan for Pharmacists, filed with this annual report on Form 10-K

10-D
Executive Employment Agreement between the Company and Norman S. Rich, Former President and Chief Executive Officer, signed on March 23, 2006, commencing on January 1, 2006 and continuing thereafter through December 31, 2008, filed on Form 8-K March 24, 2006 and incorporated herein by reference.  *

10-E
Executive Employment Agreement between the Company and William R. Mills, Former Senior Vice President, Treasurer and Chief Financial Officer, signed on June 27, 2007, commencing on January 1, 2008 and continuing thereafter through December 31, 2010, filed on Form 8-K June 29, 2007 and incorporated herein by reference.  *

10-F
Executive Benefits Agreement between the Company and Robert F. Weis, Chairman of the Board, signed on March 24, 2006, commencing immediately and continuing thereafter through December 31, 2023, filed on Form 8-K March 24, 2006 and incorporated herein by reference.  *

10-G
Executive Employment Agreement between the Company and David J. Hepfinger, President and Chief Executive Officer, signed on March 6, 2008, commencing on March 1, 2008 and continuing thereafter through February 28, 2010, filed on Form 8-K March 6, 2008 and incorporated herein by reference.  *

10-H	Deferred Compensation Agreement between the Company and Mr. Robert F. Weis, filed with this annual report on Form 10-K. *

21	Subsidiaries of the Registrant, filed with this annual report on Form 10-K

23	Consent of Grant Thornton LLP, filed with this annual report on Form 10-K

31.1	Rule 13a-14(a) Certification - CEO, filed with this annual report on Form 10-K

31.2	Rule 13a-14(a) Certification - CFO, filed with this annual report on Form 10-K

32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this annual report on Form 10-K

*  Management contract or compensatory plan arrangement.

The company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired.  All requests should be addressed to the company’s principal executive offices.
(b)  The company files as exhibits to this annual report on Form 10-K, those exhibits listed in Item 15(a)(3) above.

Page 37 of 39 (Form 10-K)

WEIS MARKETS, INC.

Item 15(c)(3). Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
WEIS MARKETS, INC.
(dollars in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe	Describe (1)	Period
Fiscal Year ended December 26, 2009:
Deducted from asset accounts:
Allowance for uncollectible accounts	$673	$859	$—	$563	$969

Fiscal Year ended December 27, 2008:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,147	$619	$—	$1,093	$673

Fiscal Year ended December 29, 2007:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,122	$1,140	$—	$1,115	$1,147

(1) Deductions are uncollectible accounts written off, net of recoveries.

Page 38 of 39 (Form 10-K)

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/11/2010	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/11/2010	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/11/2010	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 03/11/2010	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
and Director
(principal executive officer)

Date 03/11/2010	/S/Scott F. Frost
Scott F. Frost
Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date 03/11/2010	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 03/11/2010	/S/Steven C. Smith
Steven C. Smith
Director

Date 03/11/2010	/S/Glenn D. Steele, Jr.
Glenn D. Steele, Jr.
Director

Date 03/11/2010	/S/Paul M. Stombaugh
Paul M. Stombaugh
Corporate Controller
(principal accounting officer)

Page 39 of 39 (Form 10-K)