Form 10-Q
period 2010-03-27
WEIS MARKETS INC
filed 2010-05-06
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2010
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

As of May 6, 2010, there were issued and outstanding 26,898,492 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 27, 2010	December 26, 2009
	(unaudited)
Assets
Current:
Cash and cash equivalents	$90,146	$67,065
Marketable securities	16,170	18,079
Accounts receivable, net	44,996	52,215
Inventories	216,510	223,015
Prepaid expenses	7,018	6,254
Total current assets	374,840	366,628
Property and equipment, net	510,264	510,882
Goodwill	35,162	35,162
Intangible and other assets, net	3,742	3,843
Total assets	$924,008	$916,515
Liabilities
Current:
Accounts payable	$119,276	$130,685
Accrued expenses	33,177	30,227
Accrued self-insurance	21,424	21,998
Deferred revenue, net	4,166	6,731
Income taxes payable	10,349	484
Deferred income taxes	3,898	3,344
Total current liabilities	192,290	193,469
Postretirement benefit obligations	14,038	13,850
Deferred income taxes	17,660	18,432
Total liabilities	223,988	225,751
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	836,624	827,042
Accumulated other comprehensive income
(Net of deferred taxes of $3,051 in 2010 and $3,283 in 2009)	4,302	4,628
	850,875	841,619
Treasury stock at cost, 6,149,315 shares	(150,855)	(150,855)
Total shareholders' equity	700,020	690,764
Total liabilities and shareholders' equity	$924,008	$916,515

See accompanying notes to consolidated financial statements.

Page 1 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended
	March 27, 2010	March 28, 2009
Net sales	$664,256	$606,239
Cost of sales, including warehousing and distribution expenses	484,325	442,527
Gross profit on sales	179,931	163,712
Operating, general and administrative expenses	153,251	138,553
Income from operations	26,680	25,159
Investment income	591	387
Income before provision for income taxes	27,271	25,546
Provision for income taxes	9,889	9,028
Net income	$17,382	$16,518
Weighted-average shares outstanding, basic	26,898,492	26,958,519
Weighted-average shares outstanding, diluted	26,898,532	26,958,519
Cash dividends per share	$0.29	$0.29
Basic and diluted earnings per share	$0.65	$0.61

See accompanying notes to consolidated financial statements.

Page 2 of 10 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	13 Weeks Ended
	March 27, 2010	March 28, 2009
Cash flows from operating activities:
Net income	$17,382	$16,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,648	10,953
Amortization	1,549	1,565
Loss on disposition of fixed assets	---	45
Gain on sale of marketable securities	(223)	---
Changes in operating assets and liabilities:
Inventories	6,505	(573)
Accounts receivable and prepaid expenses	6,455	5,117
Accounts payable and other liabilities	(11,410)	16,812
Income taxes payable	9,865	6,612
Deferred income taxes	14	(2,034)
Other	23	(108)
Net cash provided by operating activities	41,808	54,907

Cash flows from investing activities:
Purchase of property and equipment	(12,488)	(8,241)
Proceeds from the sale of property and equipment	10	216
Proceeds from maturities of marketable securities	1,210	2,197
Proceeds from the sale of marketable securities	341	---
Net cash used in investing activities	(10,927)	(5,828)

Cash flows from financing activities:
Dividends paid	(7,800)	(7,820)
Purchase of treasury stock	---	(837)
Net cash used in financing activities	(7,800)	(8,657)

Net increase in cash and cash equivalents	23,081	40,422
Cash and cash equivalents at beginning of year	67,065	59,351
Cash and cash equivalents at end of period	$90,146	$99,773

See accompanying notes to consolidated financial statements.

Page 3 of 10 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included. The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year. The company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements and there were no material subsequent events which require additional disclosure. For further information, refer to the consolidated financial statements and footnotes thereto included in the company's latest Annual Report on Form 10-K.

(2) Current Relevant Accounting Standards
In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance on fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. The guidance was effective for interim and annual reporting periods ending after December 15, 2009.  The company adopted the guidance effective for the first fiscal quarter ending March 27, 2010.  Adoption of the new guidance did not have an impact on the company's consolidated financial position, as this guidance relates only to additional disclosures.

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended March 27, 2010 and March 28, 2009 are as follows:

	13 Weeks Ended
(dollars in thousands)	2010	2009
Net income	$17,382	$16,518
Other comprehensive income by component, net of tax:
Unrealized holding losses arising during period (Net of deferred taxes of $139 and $343, respectively)	(196)	(484)
Reclassification adjustment for gains included in net income (Net of taxes of $93 and $0, respectively)	(130)	---
Comprehensive income, net of tax	$17,056	$16,034

(4) Reclassification
The company reclassified certain immaterial amounts in the Consolidated Balance Sheets and Consolidated Statements of Income.

Page 4 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the company's financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the company's audited consolidated financial statements and the related notes included in the company's Annual Report on Form 10-K for the year ended December 26, 2009, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Overview
Founded in 1912 by Harry and Sigmund Weis, Weis Markets, Inc., which is based in Sunbury, Pennsylvania, currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of March 27, 2010, the company operated 164 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

The company generates its revenues in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The company also operates 25 SuperPetz pet supply stores. The company supports its retail operations through a centrally located distribution facility, its own transportation fleet, three manufacturing facilities and its administrative offices. The company's operations are reported as a single reportable segment.

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)	Percent
For the 13 Weeks Ended March 27, 2010 and	Changes
March 28, 2009	2010	2009	2010 vs.
	(13 weeks)	(13 weeks)	2009
Net sales	$664,256	$606,239	9.6%
Cost of sales, including warehousing and distribution expenses	484,325	442,527	9.4
Gross profit on sales	179,931	163,712	9.9
Gross profit margin	27.1%	27.0%
Operating, general and administrative expenses	153,251	138,553	10.6
O, G & A, percent of net sales	23.1%	22.9%
Income from operations	26,680	25,159	6.0
Operating margin	4.0%	4.2%
Investment income	591	387	52.7
Investment income, percent of net sales	0.1%	0.1%
Income before provision for income taxes	27,271	25,546	6.8
Provision for income taxes	9,889	9,028	9.5
Effective tax rate	36.3%	35.3%
Net income	$17,382	$16,518	5.2%
Net income, percent of net sales	2.6%	2.7%
Basic and diluted earnings per share	$0.65	$0.61	6.6%

Net Sales
The company's revenues are earned and cash is generated as merchandise is sold to customers at the point of sale. Discounts, except those provided by a vendor, are recognized as a reduction in sales as products are sold or over the life of a promotional program if redeemable in the future.

Comparable store sales increased 3.0% in the first quarter of 2010 compared to the same quarter in 2009, while total sales increased 9.6%.

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

The company invested in aggressive promotional programs throughout its marketing area which benefited sales. Continuing its significant investment in its promotional program "Price Freeze", the company began its fourth round of "Price Freeze" on December 31, 2009.  This program froze prices of approximately 3,000 staple items for a 90-day period and saved the company's customers over $7 million. During this period, the company experienced a 1.2% increase in average sales per customer transaction while the number of identical customer store visits remained the same. In addition to the "Price Freeze" program, the company ran a "Weis Rewards" loyalty card program, allowing customers to earn discounts ranging from 5% to 20% on a future purchase and expanded its "Gas Rewards" program.

The "Gas Rewards" program allows Weis Preferred Shoppers Club members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the company's markets, or at any Weis Gas N' Go location. In the first quarter of 2010, the company rolled out its "Gas Rewards" program to an additional 68 stores and the program is now offered at 111 stores.

As the company previously reported, market forces positively affecting prescription growth such as an aging population base, continue to be offset by a soft economy as well as various market forces and competitive pressures. Sales building strategies implemented throughout 2009, coupled with an unusually severe influenza season, continued to positively impact sales in 2010. Pharmacy sales in the first quarter of 2010 increased 2.9% compared to the first quarter in 2009.

Dairy sales increased 2.1% in the first quarter of 2010, compared to the same quarter of 2009 when the company experienced significant product deflation in its dairy category, particularly with eggs and milk. In 2009, dairy sales decreased 2.6% compared to the first quarter of 2008. The 2009 dairy deflation trend has reversed, as anticipated based upon reports from the USDA's Economic Research Service. Management anticipates dairy sales to continue to increase in the future quarters of 2010.

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

According to the latest U.S. Bureau of Labor Statistics' report, seasonally adjusted annual rate food-at-home consumer price index rose 3.7% for the quarter compared to 2009's first quarter decline of 3.6%. The producer price index for finished consumer foods increased at a rate of 3.2% for the first quarter of 2010 compared to a decline of 2.6% for the first quarter of 2009. In 2010 and 2009, the company has been able to maintain a gross profit rate of 27.1% and 27.0%, respectively, despite fluctuating retail and wholesale prices.

The company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. Cost of sales was impacted by a 2.4% decrease in the cost of diesel fuel used by the company to deliver goods from its distribution center to its stores as compared to the first quarter in 2009. In 2009, the company implemented routing software to improve loading patterns and reduce delivery mileage. The routing software was activated to 100% of the outbound shipments in 2010. As a result, management estimates a 3% reduction in fuel usage this year.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 8.6% in the first quarter of 2010 compared to the same quarter last year, 5.7% of this increase is attributed to the acquisition of eleven Giant Markets stores completed in the third quarter of 2009. Employee-related costs decreased 0.1% as a percent of sales. In the first quarter of 2010, the company's self-insured health care benefits increased 19.3% from the same period in 2009, 7.3% of this increase is related to the Giant Markets acquisition. Although management continues various programs to reduce this expense, it expects a trend of increasing health care benefit costs of approximately 9% in 2010. As a percent of sales, direct store labor decreased 0.1% compared to the first quarter of 2009 due to improved scheduling disciplines.

Due to above average snowfall in the Mid-Atlantic states, the company's operating region, snow removal costs increased $843,000 in the quarter compared to the prior year. The company benefited from income from the sale of cardboard salvage which increased $553,000 in the first quarter in 2010 as market prices significantly increased, compared to the first quarter of 2009.

Retail store profitability is sensitive to rising utility costs due to the amount of electricity and gas required to operate.  The company is reacting to these increased operating costs by evaluating technological improvements for improved utility and fuel management.  Beginning in 2010, Pennsylvania deregulated electricity pricing and it is anticipated the average electric utility consumer will see a 30% increase. The company's electric utility expense in its Pennsylvania stores increased by 17.2% in the first quarter of 2010, compared to the same quarter of 2009. Through "green initiatives", technology and buying, management continues to expect 2010 costs to increase only by 20% in its Pennsylvania stores.

The company may not be able to recover these rising expenses through increased prices charged to its customers.  Any delay in the company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer.  Management does not foresee a change in these trends in the near future.

Investment Income
The company's investment portfolio consists of short-term money market funds, Pennsylvania tax-free state and municipal bonds and equity securities. The company classifies all of its marketable securities as available-for-sale. The company experienced a $204,000 increase in investment income compared to the same period a year ago, primarily due to gains recognized on the sale of marketable securities.

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

Page 7 of 10 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources

During the first quarter of 2010, the company generated $41.8 million in cash flows from operating activities compared to $54.9 million for the same period in 2009. Since the beginning of the fiscal year, working capital increased 5.4% compared to an increase of 7.4% in the first quarter of 2009.

Net cash used in investing activities was $10.9 million compared to $5.8 million in the first quarter of 2010 and 2009, respectively. These funds were used primarily for property and equipment purchases in the quarters presented. Property and equipment purchases during the first quarter of 2010 totaled $12.5 million compared to $8.2 million in the first quarter of 2009. As a percentage of sales, capital expenditures were 1.9% and 1.4% in 2010 and 2009, respectively.

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

Net cash used in financing activities during the first quarter of 2010 was $7.8 million compared to $8.7 million in the same period a year ago. The majority of the financing activities consisted of dividend payments to shareholders. At March 27, 2010, the company had outstanding letters of credit of $14.9 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the company and the company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $.29 per quarter in 2010 and 2009. At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on May 24, 2010 to shareholders of record on May 10, 2010. The company did not purchase any treasury stock in the first quarter of 2010, compared to $837,000 in purchases for the first quarter of 2009. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the company's common stock has a remaining balance of 752,517 shares.

The company has no other commitment of capital resources as of March 27, 2010, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The company anticipates funding its working capital requirements and its $102.8 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.  However, management is currently considering maintaining a credit facility to fund potential acquisitions.

Critical Accounting Estimates

The company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2009 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Policies since the company filed its Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

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

Page 8 of 10 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the company's market risk during the three months ended March 27, 2010. Quantitative information is set forth in Item 7a on the company's annual report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 26, 2009 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the company's annual report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 26, 2009 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the company's Disclosure Committee, evaluated the company's disclosure controls and procedures as of the fiscal quarter ended March 27, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports was accumulated and communicated to the company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the company's internal control over financial reporting during the fiscal quarter ended March 27, 2010, that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 05/06/2010	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 05/06/2010	/S/ Scott F. Frost
Scott F. Frost
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Page 10 of 10 (Form 10-Q)