Form 10-Q
period 2010-06-26
WEIS MARKETS INC
filed 2010-08-05
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2010
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

As of August 5, 2010, there were issued and outstanding 26,898,492 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 26, 2010	December 26, 2009
	(unaudited)
Assets
Current:
Cash and cash equivalents	$109,339	$67,065
Marketable securities	15,135	18,079
Accounts receivable, net	44,534	52,215
Inventories	219,822	223,015
Prepaid expenses	7,078	6,254
Total current assets	395,908	366,628
Property and equipment, net	506,153	510,882
Goodwill	35,162	35,162
Intangible and other assets, net	3,648	3,843
Total assets	$940,871	$916,515
Liabilities
Current:
Accounts payable	$114,444	$130,685
Accrued expenses	31,454	30,227
Accrued self-insurance	20,942	21,998
Deferred revenue, net	3,760	6,731
Income taxes payable	23,374	484
Deferred income taxes	3,854	3,344
Total current liabilities	197,828	193,469
Postretirement benefit obligations	14,373	13,850
Deferred income taxes	16,228	18,432
Total liabilities	228,429	225,751
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	849,332	827,042
Accumulated other comprehensive income
(Net of deferred taxes of $2,848 in 2010 and $3,283 in 2009)	4,016	4,628
	863,297	841,619
Treasury stock at cost, 6,149,315 shares	(150,855)	(150,855)
Total shareholders' equity	712,442	690,764
Total liabilities and shareholders' equity	$940,871	$916,515

See accompanying notes to consolidated financial statements.

Page 1 of 11 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	$653,677	$615,378	$1,317,932	$1,221,618
Cost of sales, including warehousing and distribution expenses	469,068	449,173	953,393	891,701
Gross profit on sales	184,609	166,205	364,539	329,917
Operating, general and administrative expenses	152,107	143,286	305,357	281,838
Income from operations	32,502	22,919	59,182	48,079
Investment income	267	363	858	749
Income before provision for income taxes	32,769	23,282	60,040	48,828
Provision for income taxes	12,260	8,077	22,149	17,105
Net income	$20,509	$15,205	$37,891	$31,723
Weighted-average shares outstanding, basic	26,898,492	26,925,576	26,898,492	26,942,047
Weighted-average shares outstanding, diluted	26,898,606	26,925,576	26,898,568	26,942,047
Cash dividends per share	$0.29	$0.29	$0.58	$0.58
Basic and diluted earnings per share	$0.76	$0.56	$1.41	$1.18

See accompanying notes to consolidated financial statements.

Page 2 of 11 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	26 Weeks Ended
	June 26, 2010	June 27, 2009
Cash flows from operating activities:
Net income	$37,891	$31,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,690	22,301
Amortization	3,280	3,119
(Gain) loss on disposition of fixed assets	(1,285)	69
Gain on sale of marketable securities	(223)	---
Changes in operating assets and liabilities:
Inventories	3,193	(12,649)
Accounts receivable and prepaid expenses	6,857	5,613
Income taxes recoverable	---	(4,434)
Accounts payable and other liabilities	(18,518)	24,965
Income taxes payable	22,890	(738)
Deferred income taxes	(1,259)	(914)
Other	34	(112)
Net cash provided by operating activities	76,550	68,943

Cash flows from investing activities:
Purchase of property and equipment	(22,683)	(18,596)
Proceeds from the sale of property and equipment	1,922	258
Proceeds from maturities of marketable securities	1,745	2,197
Proceeds from the sale of marketable securities	341	---
Net cash used in investing activities	(18,675)	(16,141)

Cash flows from financing activities:
Dividends paid	(15,601)	(15,630)
Purchase of treasury stock	---	(1,688)
Net cash used in financing activities	(15,601)	(17,318)

Net increase in cash and cash equivalents	42,274	35,484
Cash and cash equivalents at beginning of year	67,065	59,351
Cash and cash equivalents at end of period	$109,339	$94,835

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

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended June 26, 2010 and June 27, 2009 are as follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net income	$20,509	$15,205	$37,891	$31,723
Other comprehensive income by component, net of tax:
Unrealized holding (losses) gains arising during period (Net of deferred taxes of $202 and $31 respectively for the 13 Weeks Ended and $341 and $312 respectively for the 26 Weeks Ended)	(286)	44	(481)	(439)
Reclassification adjustment for gains included in net income (Net of taxes of $93 and $0 respectively for the 26 Weeks Ended)	---	---	(130)	---
Comprehensive income, net of tax	$20,223	$15,249	$37,280	$31,284

(4) Reclassification
The Company reclassified certain immaterial amounts in the Consolidated Balance Sheets and Consolidated Statements of Income.

Page 4 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.'s (the "Company") financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company's audited consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 26, 2009, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Overview
Founded in 1912 by Harry and Sigmund Weis, Weis Markets, Inc., which is based in Sunbury, Pennsylvania, currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of June 26, 2010, the Company operated 164 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

The Company generates its revenues in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The Company also operated 21 SuperPetz pet supply stores as of June 26, 2010. The Company supports its retail operations through a centrally located distribution facility, its own transportation fleet, three manufacturing facilities and its administrative offices. The Company's operations are reported as a single reportable segment.

Results of Operations

Analysis of Consolidated Statements of Income	Percent Changes
(dollars in thousands, except per share amounts)	2010 vs. 2009
For the Periods Ended June 26, 2010	13	26
and June 27, 2009	13 Weeks Ended		26 Weeks Ended		Weeks	Weeks
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009	Ended	Ended
Net sales	$653,677	$615,378	$1,317,932	$1,221,618	6.2%	7.9%
Cost of sales, including warehousing and distribution expenses	469,068	449,173	953,393	891,701	4.4	6.9
Gross profit on sales	184,609	166,205	364,539	329,917	11.1	10.5
Gross profit margin	28.2%	27.0%	27.7%	27.0%
Operating, general and administrative expenses	152,107	143,286	305,357	281,838	6.2	8.3
O, G & A, percent of net sales	23.3%	23.3%	23.2%	23.1%
Income from operations	32,502	22,919	59,182	48,079	41.8	23.1
Operating margin	5.0%	3.7%	4.5%	3.9%
Investment income	267	363	858	749	(26.4)	14.6
Investment income, percent of net sales	0.0%	0.1%	0.1%	0.1%
Income before provision for income taxes	32,769	23,282	60,040	48,828	40.7	23.0
Provision for income taxes	12,260	8,077	22,149	17,105	51.8	29.5
Effective tax rate	37.4%	34.7%	36.9%	35.0%
Net income	$20,509	$15,205	$37,891	$31,723	34.9%	19.4%
Net income, percent of net sales	3.1%	2.5%	2.9%	2.6%
Basic and diluted earnings per share	$0.76	$0.56	$1.41	$1.18	35.7%	19.5%

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

In the second quarter of 2010, management changed the method used to calculate comparable store sales. Refer to prior Form 10-K and Form 10-Q documents filed for the definition of the previous method used.

When calculating the percentage change in comparable store sales, the Company defines a new store to be comparable when it has been in operation for five full quarters. Relocated stores and stores with expanded square footage are included in comparable store sales since these units are located in existing markets and are open during construction. Planned store dispositions are excluded from the calculation. The Company only includes retail food stores in the calculation.

Comparable store sales increased 0.1% in the second quarter of 2010 compared to the same quarter in 2009, which was less than the total sales increase of 6.2%. The Company's year-to-date comparable store sales increased 1.6% compared to the first half of 2009, while total sales increased 7.9% over the first twenty-six weeks of 2010.

In the second quarter of 2010, the Company began its "Get Grillin" promotional program throughout its entire marketing area. In addition, the Company offered its "Weis Rewards" promotional program in select regions. During the second quarter of 2009, the Company executed several aggressive regional marketing programs that were not repeated in 2010. The decrease in regional marketing dollars spent during the second quarter of 2010 resulted in flat comparable store sales results, while increasing gross profit. Year-to-date, the Company generated a 0.4% increase in average sales per customer transaction while the number of identical customer store visits declined by 0.4%.

The "Get Grillin" promotional program is a seasonal cross-merchandising program linking meat items to specific general merchandise items such as gas grills and patio furniture, as well as complementary grocery and perishable items. This program also lowered prices of approximately 400 staple items for a twelve-week period, resulting in $2.5 million in customer savings. In addition to the "Get Grillin" program, the Company ran a "Weis Rewards" loyalty card program, allowing customers to earn discounts ranging from 5% to 20% on a future purchase and continued to expand its "Gas Rewards" program. The "Gas Rewards" program allows Weis Preferred Shoppers Club Card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, or at any Weis Gas N' Go location. In the second quarter, the Company rolled out its "Gas Rewards" program to an additional 29 stores, and this program is now offered in 140 stores.

Pharmacy sales in the second quarter of 2010 increased 3.5% compared to the second quarter of 2009 and 3.2% year-to-date. Prescription growth continues to benefit from market consolidation, increased foot traffic and aggressive sales building strategies implemented in 2009 and early 2010.

Second quarter produce sales increased 3.7% and were up 4.5% year-to-date compared to the same periods in 2009. These results were attributable to increased produce units sold and product inflation. Dairy sales increased 2.4% in the second quarter of 2010 and 2.3% year-to-date, compared to the same periods in 2009, when the Company experienced significant price deflation in key dairy categories, notably eggs and milk. In 2009, dairy sales decreased 3.8% compared to the second quarter of 2008 and 3.2% year-to-date. According to the USDA's Economic Research Service, the 2009 dairy deflationary pressures have eased significantly. Management anticipates produce and dairy sales to continue to increase in future quarters of 2010.

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

According to the latest U.S. Bureau of Labor Statistics' report, the Seasonally Adjusted Food-at-Home Consumer Price Index remained unchanged in the second quarter of 2010 and increased 0.9% in the first half of the year. The Producer Price Index for Finished Consumer Foods declined 3.0% in the second quarter and increased 0.1% for the first half of 2010. Despite fluctuating retail and wholesale prices, the Company has been able to maintain a gross profit rate of 28.2% and 27.7% for the quarter and year-to-date, respectively.

The Company's profitability is particularly impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. Cost of sales was impacted by a 38.0% increase for the second quarter and a 14.7% increase year-to-date in the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores as compared to the same periods in 2009. In 2009, the Company implemented routing software to improve loading patterns and reduce delivery mileage. The routing software was activated to 100% of the outbound shipments in 2010. As a result management estimates a 3% reduction in fuel usage this year.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 6.7% in the second quarter and 7.6% in the first half of 2010 compared to the same periods last year, 5.5% and 5.6% of these increases, respectively, are attributed to the acquisition of eleven Giant Markets stores completed in the third quarter of 2009. As a percent of sales, employee-related costs increased 0.1% in the second quarter and remained unchanged year-to-date compared to the same periods in 2009. The Company's self-insured health care benefits increased 7.9% in the second quarter and 13.3% year-to-date, compared to the same periods in 2009, 6.3% and 6.8% of these increases, respectively, are related to the Giant Markets acquisition. Although management continues various programs to reduce this expense, it expects a trend of increasing health care benefit costs of approximately 9% in 2010. As a percent of sales, direct store labor remains unchanged compared to the first half of 2009.

Interchange fees for accepting credit/debit cards increased 21.1% in the second quarter and 18.3% year-to-date, compared to the same periods in 2009, 7.2% of these increases is related to the Giant Markets acquisition for both periods presented. Due to above average snowfall in the Mid-Atlantic states, the Company's operating region, snow removal costs increased $1.2 million in the first half of the year compared to the same period in 2009. The Company benefited from income from the sale of cardboard salvage which increased $841,000 in the second quarter and $1.4 million in the first half of 2010 as market prices significantly increased, compared to 2009.

Page 7 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Retail store profitability is sensitive to rising utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities.  The Company is reacting to these increased operating costs by evaluating technological improvements for improved utility and fuel management.  Beginning in 2010, Pennsylvania deregulated electricity pricing and it is anticipated the average electric utility consumer will see a 30% increase. The Company currently operates 119 of its 164 retail stores in Pennsylvania. The Company's electric utility expense in its Pennsylvania stores increased by 3.0% in the second quarter of 2010 and 9.7% year-to-date, compared to the same periods in 2009. Through "green initiatives", technology and buying, management continues to expect 2010 costs to increase only by 20% in its Pennsylvania stores.

The Company may not be able to recover these rising expenses through increased prices charged to its customers.  Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer.  Management does not foresee a change in these trends in the near future.

Investment Income
The Company's investment portfolio consists of short-term money market funds, Pennsylvania tax-free state and municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. The Company experienced a $96,000 decrease in interest income in the second quarter compared to the same period a year ago. Year-to-date investment income increased $109,000 as compared to the same period in 2009, primarily due to gains recognized on the sale of marketable securities.

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

Page 8 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources

During the first twenty-six weeks of 2010, the Company generated $76.6 million in cash flows from operating activities compared to $68.9 million for the same period in 2009. Since the beginning of the fiscal year, working capital increased 14.4% compared to an increase of 14.5% in the same period of 2009.

Net cash used in investing activities was $18.7 million compared to $16.1 million in the first half of 2010 and 2009, respectively. These funds were used primarily for property and equipment purchases in the periods presented. Property and equipment purchases during the first half of 2010 totaled $22.7 million compared to $18.6 million in the first half of 2009. As a percentage of sales, capital expenditures were 1.7% and 1.5% in the first half of 2010 and 2009, respectively.

The Company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $93.1 million in 2010. The investment reduction for 2010 is a result of project completion dates shifting from 2010 to 2011. Company management remains committed to the capital expansion program and fully expects to invest the previously reported amount of $102.8 million.

Net cash used in financing activities during the first twenty-six weeks of 2010 was $15.6 million compared to $17.3 million in the same period a year ago. The majority of the financing activities consisted of dividend payments to shareholders. On June 26, 2010, the Company had outstanding letters of credit of $13.7 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company and the Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $.58 for the first half of 2010 and $.58 for the first half 2009. At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on August 2, 2010 to shareholders of record as of July 19, 2010. The Company did not purchase any treasury stock in the first half of 2010, compared to purchases of $1.7 million in the first half of 2009. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,517 shares.

The Company has no other commitment of capital resources as of June 26, 2010, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $93.1 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.  However, management is currently considering maintaining a credit facility to fund potential acquisitions.

Page 9 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2009 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Policies since the Company filed its Annual Report on Form 10-K for the year ended December 26, 2009.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 26, 2010. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 26, 2009 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 26, 2009 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended June 26, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended June 26, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 08/05/2010	/S/ David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 08/05/2010	/S/ Scott F. Frost
Scott F. Frost
Vice President, Chief Financial Officer,
and Treasurer
(Principal Financial Officer)

Page 11 of 11 (Form 10-Q)