Form 10-Q
period 2010-09-25
WEIS MARKETS INC
filed 2010-11-04
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2010
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

As of November 4, 2010, there were issued and outstanding 26,898,492 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 25, 2010	December 26, 2009
	(unaudited)
Assets
Current:
Cash and cash equivalents	$129,776	$67,065
Marketable securities	12,758	18,079
Accounts receivable, net	43,096	52,215
Inventories	230,053	223,015
Prepaid expenses	5,465	6,254
Total current assets	421,148	366,628
Property and equipment, net	503,320	510,882
Goodwill	35,162	35,162
Intangible and other assets, net	3,566	3,843
Total assets	$963,196	$916,515
Liabilities
Current:
Accounts payable	$123,351	$130,685
Accrued expenses	27,429	30,227
Accrued self-insurance	20,082	21,998
Deferred revenue, net	3,581	6,731
Income taxes payable	32,857	484
Deferred income taxes	5,141	3,344
Total current liabilities	212,441	193,469
Postretirement benefit obligations	14,084	13,850
Deferred income taxes	15,059	18,432
Total liabilities	241,584	225,751
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	857,847	827,042
Accumulated other comprehensive income
(Net of deferred taxes of $3,312 in 2010 and $3,283 in 2009)	4,671	4,628
	872,467	841,619
Treasury stock at cost, 6,149,315 shares	(150,855)	(150,855)
Total shareholders' equity	721,612	690,764
Total liabilities and shareholders' equity	$963,196	$916,515

See accompanying notes to consolidated financial statements.

Page 1 of 11 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		39 Weeks Ended
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009
Net sales	$639,967	$623,158	$1,957,899	$1,844,775
Cost of sales, including warehousing and distribution expenses	462,012	451,987	1,415,405	1,343,687
Gross profit on sales	177,955	171,171	542,494	501,088
Operating, general and administrative expenses	152,943	147,072	458,301	428,911
Income from operations	25,012	24,099	84,193	72,177
Investment income	634	415	1,493	1,165
Income before provision for income taxes	25,646	24,514	85,686	73,342
Provision for income taxes	9,330	8,960	31,479	26,065
Net income	$16,316	$15,554	$54,207	$47,277
Weighted-average shares outstanding, basic	26,898,492	26,899,616	26,898,492	26,927,904
Weighted-average shares outstanding, diluted	26,898,492	26,899,616	26,898,492	26,927,904
Cash dividends per share	$0.29	$0.29	$0.87	$0.87
Basic and diluted earnings per share	$0.61	$0.58	$2.02	$1.76

See accompanying notes to consolidated financial statements.

Page 2 of 11 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	39 Weeks Ended
	Sept. 25, 2010	Sept. 26, 2009
Cash flows from operating activities:
Net income	$54,207	$47,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,873	34,440
Amortization	4,836	4,659
(Gain) loss on disposition of fixed assets	(1,228)	76
Gain on sale of marketable securities	(223)	---
Changes in operating assets and liabilities:
Inventories	(7,038)	(15,054)
Accounts receivable and prepaid expenses	9,908	4,125
Accounts payable and other liabilities	(14,964)	36,702
Income taxes payable	32,373	215
Deferred income taxes	(1,605)	353
Other	(101)	(33)
Net cash provided by operating activities	112,038	112,760

Cash flows from investing activities:
Purchase of property and equipment	(33,597)	(30,364)
Proceeds from the sale of property and equipment	1,955	282
Proceeds from maturities of marketable securities	5,376	2,197
Proceeds from the sale of marketable securities	341	---
Acquisition of business	---	(35,802)
Net cash used in investing activities	(25,925)	(63,687)

Cash flows from financing activities:
Dividends paid	(23,402)	(23,430)
Purchase of treasury stock	---	(1,973)
Net cash used in financing activities	(23,402)	(25,403)

Net increase in cash and cash equivalents	62,711	23,670
Cash and cash equivalents at beginning of year	67,065	59,351
Cash and cash equivalents at end of period	$129,776	$83,021

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

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended September 25, 2010 and September 26, 2009 are as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept 26, 2009
Net income	$16,316	$15,554	$54,207	$47,277
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $464 and $174 respectively for the 13 Weeks Ended and $122 and $138 respectively for the 39 Weeks Ended)	655	246	173	(194)
Reclassification adjustment for gains included in net income (Net of taxes of $93 and $0 respectively for the 39 Weeks Ended)	---	---	(130)	---
Comprehensive income, net of tax	$16,971	$15,800	$54,250	$47,083

(4) Reclassification
The Company reclassified certain immaterial amounts in the Consolidated Balance Sheets and Consolidated Statements of Income.

Page 4 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.'s (the "Company") financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company's audited consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2009, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Overview
Founded in 1912 by Harry and Sigmund Weis, Weis Markets, Inc., which is based in Sunbury, Pennsylvania, currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of September 25, 2010, the Company operated 164 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

The Company generates its revenues in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The Company also operated 15 SuperPetz pet supply stores as of September 25, 2010. The Company supports its retail operations through a centrally located distribution facility, its own transportation fleet, three manufacturing facilities and its administrative offices. The Company's operations are reported as a single reportable segment.

Results of Operations

Analysis of Consolidated Statements of Income	Percent Changes
(dollars in thousands, except per share amounts)	2010 vs. 2009
For the Periods Ended September 25, 2010	13	39
and September 26, 2009	13 Weeks Ended		39 Weeks Ended		Weeks	Weeks
	Sept. 25, 2010	Sept. 26, 2009	Sept. 25, 2010	Sept. 26, 2009	Ended	Ended
Net sales	$639,967	$623,158	$1,957,899	$1,844,775	2.7%	6.1%
Cost of sales, including warehousing and distribution expenses	462,012	451,987	1,415,405	1,343,687	2.2	5.3
Gross profit on sales	177,955	171,171	542,494	501,088	4.0	8.3
Gross profit margin	27.8%	27.5%	27.7%	27.2%
Operating, general and administrative expenses	152,943	147,072	458,301	428,911	4.0	6.9
O, G & A, percent of net sales	23.9%	23.6%	23.4%	23.3%
Income from operations	25,012	24,099	84,193	72,177	3.8	16.6
Operating margin	3.9%	3.9%	4.3%	3.9%
Investment income	634	415	1,493	1,165	52.8	28.2
Investment income, percent of net sales	0.1%	0.1%	0.1%	0.1%
Income before provision for income taxes	25,646	24,514	85,686	73,342	4.6	16.8
Provision for income taxes	9,330	8,960	31,479	26,065	4.1	20.8
Effective tax rate	36.4%	36.6%	36.7%	35.5%
Net income	$16,316	$15,554	$54,207	$47,277	4.9%	14.7%
Net income, percent of net sales	2.5%	2.5%	2.8%	2.6%
Basic and diluted earnings per share	$0.61	$0.58	$2.02	$1.76	5.2%	14.8%

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

Comparable store sales increased 0.1% in the third quarter of 2010 compared to the same quarter in 2009 while total sales increased 2.7%. The Company's year-to-date comparable store sales increased 1.1% compared to the first three quarters of 2009, while total sales increased 6.1% over the first three quarters of 2009.

Due to the expected unfavorable sales climate in the third quarter, the Company employed a disciplined marketing and advertising strategy that helped it maintain its market share and increase its profits. In the third quarter of 2010, the Company launched another round of its "Price Freeze" promotional program throughout its entire marketing area.  In addition, the Company offered its "Weis Rewards" promotional program in select regions. In August 2009, the Company acquired the Binghamton based Giant Markets and reopened those stores with aggressive promotional programs that were not repeated in 2010. Year-to-date, the Company generated a 0.2% increase in average sales per customer transaction while the number of identical customer store visits declined by 0.5%.

The "Price Freeze" program began on August 1, 2010 and lowered prices of approximately 1,600 staple items for a thirteen-week period, resulting in $4.9 million in customer savings, as of September 25, 2010. In addition to the "Price Freeze" program, the Company ran a "Weis Rewards" loyalty card program, allowing customers to earn discounts ranging from 5% to 20% on a future purchase and continued its "Gas Rewards" program. The "Gas Rewards" program allows Weis Preferred Shoppers Club Card members to earn gas discounts on their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, or at any of the fifteen Weis Gas N' Go locations.

Pharmacy sales in the third quarter of 2010 increased 1.5% compared to the third quarter of 2009 and 2.6% year-to-date. The Company successfully developed a strategic plan for pharmacy and health and beauty care as it prepared to cycle the effects of an unusually severe cough/cold and flu season last year. September results indicate that expanded availability of the influenza vaccine through its WEISCARE Adult Immunization Services program, sales building programs aimed at driving private brand penetration, and key category resets in health and beauty care were successful in maintaining a positive comparable sales trend.

Third quarter produce sales increased 0.7% and were up 3.2% year-to-date compared to the same periods in 2009. The year-to-date results were attributable to increased produce units sold and product inflation while produce inflation in the third quarter remained flat. Dairy sales increased 4.0% in the third quarter of 2010 and 2.8% year-to-date, compared to the same periods in 2009, when the Company experienced significant price deflation in key dairy categories, notably eggs and milk. In 2009, dairy sales decreased 5.7% compared to the third quarter of 2008 and 4.0% year-to-date. According to the USDA's Economic Research Service, the dairy deflationary pressures that affected sales in 2009 have eased significantly.

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

According to the latest U.S. Bureau of Labor Statistics' report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.3% and 1.2% for the third quarter 2010 and the first three quarters of the year, respectively. The Producer Price Index for Finished Consumer Foods increased 1.6% and 1.7% for the third quarter 2010 and first three quarters of the year, respectively. Despite fluctuating retail and wholesale prices, the Company has been able to maintain a gross profit rate of 27.8% and 27.7% for the quarter and year-to-date, respectively.

The Company's profitability is particularly impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. Cost of sales was impacted by a 15.8% increase for the third quarter and a 15.1% increase year-to-date in the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores as compared to the same periods in 2009. In 2009, the Company implemented routing software to improve loading patterns and reduce delivery mileage. The routing software was activated to 100% of the outbound shipments in 2010. As a result, management estimates a 2% reduction in fuel usage this year.

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

Operating, General and Administrative Expenses
Business operating costs, including expenses generated from administration and purchasing functions, are recorded in "Operating, general and administrative expenses." Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, equipment depreciation, leasehold amortization and costs for outside provided services.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 3.9% in the third quarter and 6.3% in the first three quarters of 2010 compared to the same periods last year, 3.3% and 4.8% of these increases, respectively, are attributed to the acquisition of eleven Giant Markets stores completed in the third quarter of 2009. As a percent of sales, employee-related costs increased 0.2% in the third quarter and remained unchanged year-to-date compared to the same periods in 2009. The Company's self-insured health care benefits increased 21.4% in the third quarter and 15.8% year-to-date, compared to the same periods in 2009, 4.5% and 6.1% of these increases, respectively, are related to the Giant Markets acquisition. Although management continues various programs to reduce this expense, it expects a trend of increasing health care benefit costs of approximately 10% in 2010. As a percent of sales, direct store labor remains unchanged compared to the first three quarters of 2009.

Interchange fees for accepting credit/debit cards increased 15.4% in the third quarter and 17.3% year-to-date, compared to the same periods in 2009, 4.1% and 6.1% of these increases, respectively, are related to the Giant Markets acquisition. Due to above average snowfall in the Mid-Atlantic states in the beginning of the year, the Company's operating region, snow removal costs increased $1.2 million year-to-date compared to the same period in 2009. The Company benefited from income from the sale of cardboard salvage which increased $310,000 in the third quarter and $1.7 million in the first three quarters of 2010 as market prices significantly increased, compared to 2009.

Page 7 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Retail store profitability is impacted by rising utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities.  The Company is responding to these increased operating costs by evaluating technological improvements for improved utility and fuel management.  In 2010, Pennsylvania deregulated electricity pricing and it is anticipated the average electric utility consumer will see a 30% increase. The Company's electric utility expense in its Pennsylvania stores increased by 22.7% in the third quarter of 2010 and 14.4% year-to-date, compared to the same periods in 2009. Third quarter's increase was primarily due to additional usage resulting from an unusual length of high temperatures. Through "green initiatives", technology and buying, management expects 2010 costs to increase only by 15% in its Pennsylvania stores.

The Company may not be able to recover these rising expenses through increased prices charged to its customers.  Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer.  Management does not foresee a change in these trends in the near future.

Investment Income
The Company's investment portfolio consists of short-term money market funds, Pennsylvania tax-free state and municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. The Company experienced a $219,000 increase in investment income in the third quarter compared to the same period a year ago. Year-to-date investment income increased $328,000 as compared to the same period in 2009, primarily due to gains recognized on the sale of marketable securities.

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

Page 8 of 11 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources

During the first three quarters of 2010, the Company generated $112.0 million in cash flows from operating activities compared to $112.8 million for the same period in 2009. Since the beginning of the fiscal year, working capital increased 20.5% compared to an increase of 2.8% in the same period of 2009.

Net cash used in investing activities was $25.9 million compared to $63.7 million in the first three quarters of 2010 and 2009, respectively. Property and equipment purchases during the first three quarters of 2010 totaled $33.6 million compared to $30.4 million in the first three quarters of 2009. In addition, the company invested $35.8 million in the acquisition of the Binghamton based Giant Markets in the third quarter of 2009. As a percentage of sales, capital expenditures including the acquisition were 1.7% and 3.6% in 2010 and 2009, respectively.

The Company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company's processing and distribution facilities. Company management estimates that its current development plans will require an investment of approximately $62.1 million in 2010. The investment reduction for 2010 is a result of project completion dates shifting from 2010 to 2011. Company management remains committed to the capital expansion program and fully expects to invest the previously reported amount of $102.8 million.

Net cash used in financing activities during the first three quarters of 2010 was $23.4 million compared to $25.4 million in the same period a year ago. The majority of the financing activities consisted of dividend payments to shareholders. On September 25, 2010, the Company had outstanding letters of credit of $14.4 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company and the Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $.87 for the first three quarters of 2010 and $.87 for the first three quarters of 2009. At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on November 19, 2010 to shareholders of record as of November 5, 2010. The Company did not purchase any treasury stock in the first three quarters of 2010, compared to purchases of $2.0 million in the first three quarters of 2009. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,517 shares.

The Company has no other commitment of capital resources as of September 25, 2010, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its 2010 projected $62.1 million capital expansion through cash and investment reserves and future internally generated cash flows from operations.  However, management is currently considering maintaining a credit facility to fund potential acquisitions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the nine months ended September 25, 2010. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 26, 2009 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 26, 2009 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended September 25, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended September 25, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 11/04/2010	/S/ David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 11/04/2010	/S/ Scott F. Frost
Scott F. Frost
Vice President, Chief Financial Officer,
and Treasurer
(Principal Financial Officer)

Page 11 of 11 (Form 10-Q)