Form 10-K
period 2010-12-25
WEIS MARKETS INC
filed 2011-03-10
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $402,000,000 as of June 26, 2010 the last business day of the most recently completed second quarter.

Shares of common stock outstanding as of March 10, 2011 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated  March 10, 2011 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.    Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the Company's business during fiscal 2010.  The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.”  The Weis family currently owns approximately 65% of the outstanding shares.  Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman and Secretary.  Both are involved in the day-to-day operations of the business.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  In addition, customer convenience is addressed at many locations by offering services such as third parties providing in-store banks, post offices and take-out restaurants.  The Company advertises through various media, including circulars, newspapers, radio, television and on-line via its website and recently launched mobile website.  Printed circulars are used extensively on a weekly basis to advertise featured items.  The Company utilizes a loyalty card program, “Weis Club Preferred Shopper,” which allows customers to receive discounts, promotions and rewards.  The Company currently owns and operates 164 retail food stores and a chain of 7 SuperPetz pet supply stores.  The Company’s operations are reported as a single reportable segment.

The percentage of net sales contributed by each class of similar products for each of the previous five fiscal years was:

Year	Grocery	Meat	Produce	Pharmacy	Fuel	Pet Supply	Other

2010	53.90	16.06	15.28	8.89	2.28	1.11	2.48
2009	54.37	16.21	14.92	8.98	1.66	1.73	2.13
2008	54.10	16.08	14.68	9.13	2.01	2.05	1.95
2007	53.76	16.09	14.82	9.77	1.35	2.34	1.87
2006	53.52	15.99	14.99	10.22	0.98	2.55	1.75

On August 23, 2009, the Company acquired eleven Giant Markets stores located in Broome County, New York including units in Binghamton, Vestal, Endicott, Endwell and Johnson City.  Weis Markets, Inc. acquired the store locations and operations of Giant Markets in an effort to establish its retail presence in the Southern Tier of New York.  Upon acquisition, these eleven stores began operating under the trade name of Weis Markets.

As of year end, Weis Markets, Inc. operated 24 stores in Maryland, 3 stores in New Jersey, 12 stores in New York, 120 stores in Pennsylvania and 2 stores in West Virginia, for a total of 161 retail food stores operating under the Weis Markets trade name.  Weis Markets, Inc. also operated 1 Save-A-Lot and 2 Scot’s Lo-Cost retail food stores in Pennsylvania.

Page 1 of 40 (Form 10-K)

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

Square feet	Number of stores
55,000 to 70,000	43
45,000 to 54,999	72
35,000 to 44,999	27
25,000 to 34,999	14
Under 25,000	8
Total	164

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2010	2009	2008	2007	2006

Beginning store count	164	154	154	156	158
New stores	—	11	1	—	2
Relocations	—	—	—	1	1
Closed stores	—	(1)	(1)	(2)	(4)
Relocated stores	—	—	—	(1)	(1)
Ending store count	164	164	154	154	156
Total square feet (000’s), at year-end	7,887	7,888	7,402	7,301	7,311
Additions/major remodels	4	5	8	4	5

The Company supports its retail operations through a centrally located distribution facility, its own transportation fleet, three manufacturing facilities and its administrative offices. The Company is required to use a significant amount of working capital to provide for the necessary amount of inventory to meet demand for its products through efficient use of buying power and effective utilization of space in its distribution facilities.  The manufacturing facilities consist of a meat processing plant, an ice cream plant and a milk processing plant.

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

The Company currently has approximately 17,700 full-time and part-time associates.

Page 2 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 1.    Business: (continued)

Trade Names and Trademarks.    The Company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset.  The Company is the exclusive licensee of more than 50 other trademarks registered and/or pending in the United States Patent and Trademark Office, including trademarks for its product lines and promotions such as Weis, Weis Quality, Weis 2 Go, Weis Wonder Chicken, Price Freeze, Weis Gas-n-Go, From The Field, Weis Baker’s Basket, Canyon River and Healthy Bites.  Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

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

Page 3 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.   Risk Factors: (continued)

The failure to execute expansion plans could have a material adverse effect on the Company's business and results of its operations.  In 2011, the Company expects to invest $110.0 million for capital expenditures, which includes all store, distribution and manufacturing projects, information technology and equipment purchases.  Circumstances outside the Company’s control could negatively impact these anticipated capital investments. The Company cannot determine with certainty whether its new stores will be successful.  The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on the Company’s business and results of its operations.

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

The Company is liable for associate health claims up to an annual maximum of $750,000 per member and for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  Although the Company has minimized its exposure on individual claims, the Company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on earnings.

Page 4 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.   Risk Factors: (continued)

Changes in tax laws may result in higher income tax.  The Company's future effective tax rate may increase from current rates due to changes in laws and the status of pending items with various taxing authorities.  Currently, the Company benefits from a combination of its corporate structure and certain state tax laws.

The Company is a controlled Company due to the common stock holdings of the Weis family.  The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 25, 2010.  As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.  Currently, two of the Company’s seven directors are members of the Weis family.

Item 1b.   Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.     Properties:

The Company currently owns and operates 81 of its retail food stores, and leases and operates 83 stores under operating leases that expire at various dates through 2028.  SuperPetz leases all 7 of its retail store locations.  The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1,110,000 square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet.  The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 557,000 square feet.  The Company operates an ice cream plant, meat processing plant and milk processing plant in 259,000 square feet at its Sunbury location.

Item 3.     Legal Proceedings:

Neither the Company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business.

Page 5 of 40 (Form 10-K)

WEIS MARKETS, INC.

Executive Officers of the Registrant

The following sets forth the names and ages of the Company’s executive officers as of March 10, 2011, indicating all positions held during the past five years:

Name	Age	Title

Robert F. Weis (a)	91	Chairman of the Board
Jonathan H. Weis (b)	43	Vice Chairman and Secretary
David J. Hepfinger (c)	52	President and Chief Executive Officer
Scott F. Frost (d)	48	Senior Vice President, Chief Financial Officer and Treasurer
Harold G. Graber Jr. (e)	55	Senior Vice President of Real Estate and Development
James E. Marcil (f)	52	Senior Vice President of Human Resources
John J. Ropietski Jr. (g)	49	Senior Vice President of Operations
Kurt A. Schertle (h)	39	Senior Vice President of Sales and Merchandising

(a)	Robert F. Weis. The Company has employed Mr. Weis since 1946. Mr. Weis served as Chairman and Treasurer from 1995 until April 2002, at which time he was appointed Chairman of the Board.

(b)
Jonathan H. Weis.  The Company has employed Mr. Weis since 1989.  Mr. Weis served the Company as Vice President of Property Management and Development from 1996 until April 2002, at which time he was appointed as Vice President and Secretary.  In January of 2004, the Board appointed Mr. Weis as Vice Chairman and Secretary.

(c)
David J. Hepfinger.  Mr. Hepfinger joined the Company on March 1, 2008 as its President and Chief Operating Officer.  Mr. Hepfinger has served the Company as President and Chief Executive Officer since January 1, 2009.  Prior to joining the Company, Mr. Hepfinger worked for Price Chopper Supermarkets, a chain of supermarkets headquartered in Rotterdam, NY, for 32 years in various capacities including his last position as Senior Vice President Retail and Administration.

(d)
Scott F. Frost.  The Company appointed Mr. Frost as Vice President, Chief Financial Officer and Treasurer on October 26, 2009 and he was promoted to Senior Vice President, Chief Financial Officer and Treasurer in January 2011.  Mr. Frost served as Acting Chief Financial Officer, Controller, Assistant Treasurer and Assistant Secretary of the Company during the past five years.

(e)
Harold G. Graber Jr.  Mr. Graber joined the Company in October 1989 as the Director of Real Estate.  Mr. Graber served the Company as Vice President for Real Estate since 1996 and in February 2010, was promoted to Senior Vice President of Real Estate and Development.

(f)	James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources.

(g)
John J. Ropietski Jr.  The Company hired Mr. Ropietski on June 30, 2008 as its Vice President of Store Operations.  In February 2010, Mr. Ropietski was promoted to Senior Vice President of Operations.  Prior to joining the Company, Mr. Ropietski worked for Price Chopper Supermarkets, a chain of supermarkets headquartered in Rotterdam, NY, for 25 years in various capacities including his last position as Regional Vice President.

(h)
Kurt A. Schertle.  The Company hired Mr. Schertle on March 1, 2009 as its Vice President of Sales and Merchandising.  In February 2010, Mr. Schertle was promoted to Senior Vice President of Sales and Merchandising.  Prior to joining the Company, Mr. Schertle was President and Chief Operating Officer of Tree Top Kids, a specialty toy retailer, from 2007 until 2009.  Mr. Schertle has more than 20 years of food retailing experience, mostly with SUPERVALU, where he worked in various capacities including his last position as a Senior Vice President for Marketing and Merchandising from 2005 until 2007.

Page 6 of 40 (Form 10-K)

WEIS MARKETS, INC.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK).  The approximate number of shareholders, including individual participants in security position listings, on December 25, 2010 as provided by the Company's transfer agent was 7,113.  High and low stock prices and dividends paid per share for the last two fiscal years were:

	2010			2009
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$36.92	$32.56	$.29	$34.12	$22.67	$.29
Second	38.32	32.61	.29	37.87	30.05	.29
Third	38.46	32.56	.29	37.67	30.51	.29
Fourth	41.30	37.66	.29	37.44	31.18	.29

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

Comparative Five-Year Total Returns
	2005	2006	2007	2008	2009	2010
Weis Markets	100.00	95.89	98.09	85.45	95.56	109.47
S&P 500	100.00	113.62	117.63	72.36	89.33	100.75
Peer Group	100.00	126.39	148.57	114.97	117.77	138.82

Page 7 of 40 (Form 10-K)

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

Five Year Review of Operations

	52 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
(dollars in thousands, except shares,	Ended	Ended	Ended	Ended	Ended
per share amounts and store information)	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008	Dec. 29, 2007	Dec. 30, 2006
Net sales	$2,620,378	$2,516,175	$2,422,361	$2,318,551	$2,244,512
Costs and expenses	2,515,062	2,419,824	2,354,780	2,243,587	2,162,569
Income from operations	105,316	96,351	67,581	74,964	81,943
Investment income	2,069	1,556	2,532	2,795	4,145
Income before provision for income taxes	107,385	97,907	70,113	77,759	86,088
Provision for income taxes	39,094	35,107	23,118	26,769	30,078
Net income	68,291	62,800	46,995	50,990	56,010
Retained earnings, beginning of year	827,042	795,473	779,760	760,531	735,865
	895,333	858,273	826,755	811,521	791,875
Less cumulative effect of change in accounting for income taxes	—	—	—	452	—
Cash dividends	31,201	31,231	31,282	31,309	31,344
Retained earnings, end of year	$864,132	$827,042	$795,473	$779,760	$760,531
Weighted-average shares outstanding, diluted	26,898,443	26,920,551	26,966,647	26,993,997	27,027,198
Cash dividends per share	$1.16	$1.16	$1.16	$1.16	$1.16
Basic and diluted earnings per share	$2.54	$2.33	$1.74	$1.89	$2.07
Working capital	$233,389	$173,159	$158,932	$157,385	$147,451
Total assets	$992,081	$916,515	$848,214	$840,069	$814,062
Shareholders’ equity	$728,127	$690,764	$661,100	$648,228	$629,163
Number of grocery stores	164	164	154	154	156
Number of pet supply stores	7	25	29	31	31

Page 8 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Weis Markets, Inc., its operations and its present business environment.  The MD&A is provided as a supplement to and should be read in conjunction with the consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.  The following analysis should also be read in conjunction with the Financial Statements included in the 2010 Quarterly Reports on Form 10-Q and the 2009 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned “Forward-Looking Statements” immediately following this analysis.  This overview summarizes the MD&A, which includes the following sections:

  •   Company Overview - a general description of the Company’s business and strategic imperatives.

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

Company Overview

General
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania.  Today, the Company ranks among the top 50 food and drug retailers in the United States in revenues generated.  At the end of 2010, the Company operated 164 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

On August 23, 2009, the Company acquired eleven Giant Markets stores located in Broome County, New York including units in Binghamton, Vestal, Endicott, Endwell and Johnson City.  Weis Markets, Inc. acquired the store locations and operations of Giant Markets in an effort to establish its retail presence in the Southern Tier of New York.

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

Strategic Imperatives
The following strategic imperatives will ensure the success of the Company in the coming years:

•
Growth and Profitability – While the Company focuses on store sales growth, expense control, increased efficiencies, improvements in productivity and positive cash flow, it will continue to identify opportunities with new stores, additions to existing stores, remodels and acquisitions.  The Company believes successfully planned growth will increase market share and operating profits, resulting in enhanced shareholder value.

•
Merchandising and Operational Differentiation – The Company has identified product pricing, shopping experience and customer focus to maintain its differentiation versus its competitors.  Management is committed to offering its customers a strong combination of quality, service and value.  As part of this commitment, it will continue to offer competitive prices on branded and private label products to meet and exceed our customers’ expectations.

Page 9 of 40 (Form 10-K)

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

•
Supply Chain – Management will continue to reshape and streamline its supply chain by improving inventory turns, cost per case, in-stock position and overall service levels, thereby building store sales capabilities.

•
Information Technology Initiatives – The Company will increase its investment in information technology to improve associate productivity and customer experience with user friendly, support driven systems.  These technology investments will also improve the Company’s inventory management and shelf replenishment.

•
Sustainability – The Company is committed to operating sustainably.  In 2010, the Company joined EPA’s GreenChill Partnership to facilitate its efforts to reduce ozone layer depleting refrigerant charges from its stores and curb greenhouse gases.  Its remodeled Hanover store received GreenChill’s Silver Certification for reducing refrigerant discharges by 50% compared to the average American supermarket.  The Company also began the construction of three new stores that will use 60% less refrigerant and is committed to reducing refrigerant discharges in all of its stores.  In 2010, the Company also recycled 46.9 million pounds of cardboard, 126,000 pounds of waxed cardboard, and 1.6 million pounds of plastic.

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)
For the Fiscal Years Ended December 25, 2010	2010	2009	2008	Percent Changes
December 26, 2009 and December 27, 2008				2010 vs.	2009 vs.
	(52 weeks)	(52 weeks)	(52 weeks)	2009	2008
Net sales	$2,620,378	$2,516,175	$2,422,361	4.1%	3.9%
Cost of sales, including warehousing and distribution expenses	1,906,753	1,838,003	1,795,570	3.7	2.4
Gross profit on sales	713,625	678,172	626,791	5.2	8.2
Gross profit margin	27.2%	27.0%	25.9%
Operating, general and administrative expenses	608,309	581,821	559,210	4.6	4.0
O, G & A, percent of net sales	23.2%	23.1%	23.1%
Income from operations	105,316	96,351	67,581	9.3	42.6
Operating Margin	4.0%	3.8%	2.8%
Investment income	2,069	1,556	2,532	33.0	(38.5)
Investment income, percent of net sales	0.1%	0.1%	0.1%
Income before provision for income taxes	107,385	97,907	70,113	9.7	39.6
Provision for income taxes	39,094	35,107	23,118	11.4	51.9
Effective tax rate	36.4%	35.9%	33.0%
Net income	$68,291	$62,800	$46,995	8.7%	33.6%
Net income, percent of net sales	2.6%	2.5%	1.9%
Basic and diluted earnings per share	$2.54	$2.33	$1.74	9.0%	33.9%

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

Page 10 of 40 (Form 10-K)

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

In 2010, comparable store sales increased 1.0% compared to 2009 and increased 1.9% in 2009 compared to 2008.  The acquisition of the Binghamton based Giant Markets in August 2009 improved sales by $58.8 million.

The poor economy resulted in cautious customer spending in 2010.  Many customers continue to focus on value and look for ways to save money over the long-term.  To meet these needs, the Company continued to make significant investments in its “Price Freeze” and “Get Grillin’ Weis” promotional programs.  The Company ran two successful 90-day “Price Freeze” programs in 2010.  The programs froze 1,600 and 3,000 staple item prices, respectively.  On average, the Company’s customers saved approximately $6 million with each “Price Freeze” program, by purchasing items that were included in each promotion, over the past 2 years.  The Company launched a sixth round of “Price Freeze” on January 2, 2011.  This program froze prices of approximately 2,400 staple items for a 90-day period.  The “Get Grillin’ Weis” promotional program was a seasonal cross-merchandising program linking meat items to specific general merchandise items such as gas grills and patio furniture, as well as complementary grocery and perishable items.  This program also lowered prices of approximately 400 staple items for a twelve-week period, resulting in $2.5 million in customer savings.

In addition to the “Price Freeze” and “Get Grillin’ Weis” programs, the Company ran “Weis Rewards” loyalty card programs in select regions, allowing customers to earn discounts ranging from 5% to 20% on a future purchase and expanded its “Gas Rewards” program to most markets.  The “Gas Rewards” program allows Weis Club Preferred Shoppers card members to earn gas discounts resulting from their in-store purchases.  Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company’s markets, at Manley’s Mighty Mart Valero locations, in the Binghamton, NY market or at any of the fifteen Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy to help maintain its market share and increase its profits.  During 2010, the Company generated a 0.6% increase in average sales per customer transaction while the number of identical customer store visits declined by 0.7%.

Pharmacy sales increased 2.2% in 2010 versus 2009 and 2.2% in 2009 versus 2008.  Prescriptions filled increased as a result of the strategic plan developed in late 2009 as the drugstore categories were being impacted by a severe cough/cold and flu season. The Company expanded its pharmacy-based immunization program to most stores and currently has 180 pharmacists who are certified by their respective Board of Pharmacy to administer vaccines. The Company also leveraged increased customer counts to drive trial usage and loyalty through existing marketing channels. Category expansion and better private brand penetration in key health care over-the-counter categories were successful in mitigating mass and chain drug store intrusion.

Produce sales increased 3.3% in 2010 compared to 2009 and 2.9% in 2009 compared to 2008. The 2010 results were attributable to an increase in produce units sold and product inflation.  Dairy sales increased 3.2% in 2010 when compared with 2009, when the Company experienced significant price deflation in key dairy categories, notably eggs and milk.  In 2009, dairy sales decreased 4.9% when compared with 2008. According to the USDA's Economic Research Service, the dairy deflationary pressures that affected sales in 2009 eased significantly in 2010.

Management remains confident in its ability to generate sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company's competitive position.

Page 11 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Cost of Sales and Gross Profit
Cost of sales consists of direct product costs (net of discounts and allowances), warehouse costs, transportation costs and manufacturing facility costs.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.3% in 2010, 0.4% in 2009 and 6.4% in 2008.  The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased 3.9% for 2010 compared to a decrease of 1.4% for 2009 and an increase of 6.8% in 2008.  Despite the fluctuation of retail and wholesale prices, the Company maintained a gross profit rate of 27.2% in 2010.

Because of modest wholesale price inflation during the year, the Company experienced a LIFO charge of $2.9 million for 2010, compared to a gain of $826,000 in 2009 and a charge of $11.8 million in 2008.  Wholesale prices peaked at the end of 2008 causing the large variance between 2009 and 2008.  The Company is expecting moderate wholesale price inflation to occur in 2011.

The Company's profitability is particularly impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags.  Cost of sales was impacted by a 15.5% increase in the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores as compared to 2009.  In 2009, the Company implemented routing software to improve loading patterns and reduce delivery mileage. The routing software was activated to 100% of the outbound shipments in 2010, and as a result, management realized a 1.8% reduction in fuel usage in 2010 compared to 2009.  According to the U.S. Department of Energy, the average U.S. diesel fuel price increased $0.49 per gallon to $3.24 per gallon as of December 2010, compared to $2.75 per gallon as of December 2009.  Based upon the U.S. Department of Energy’s current estimate, the Company is expecting diesel fuel prices to continue to increase in 2011.

Although the Company experienced product cost inflation for 2010, deflation in 2009 and inflation for 2008, management does not feel it can accurately measure the full impact of inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses.  Employee-related costs increased 3.9% in 2010 compared to 2009 and 5.3% in 2009 compared to 2008, of which 3.6% and 2.1% of these increases, respectively, are related to the Giant Markets acquisition.  As a percent of sales, employee-related costs decreased 0.1% in 2010 versus 2009.

The Company expensed $798,000 and $1.3 million in 2010 and 2009, respectively, due to adjustments made to the non-qualified supplemental executive retirement plan (see Note 6 Retirement Plans of Notes to the Consolidated Financial Statements) resulting from a rise in the equity market.  In 2008, operating, general and administrative expenses were reduced by $2.0 million in adjustments made to the non-qualified supplemental executive retirement plan due to a decline in the equity market of which $2.7 million in adjustments occurred in the fourth quarter of 2008.   In 2009, additional profit-sharing plan contributions of $1.1 million (see Note 6 Retirement Plans of Notes to the Consolidated Financial Statements) were made to compensate participants for the decline in the equity markets.

Page 12 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

The Company’s self-insured health care benefits increased 5.9% in 2010 compared to 2009 and increased 4.6% in 2009 compared to 2008, of which 4.2% and 1.8% of these increases, respectively, are related to the Giant Markets acquisition. Management expects the trend of increasing health care benefit costs to continue. The Company is concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses.

The Company’s interchange fees for accepting credit and debit cards increased 15.4% to $17.8 million in 2010 compared to 2009 and 7.9% to $15.4 million in 2009 compared to 2008, of which 4.4% and 2.6% of these increases, respectively, are related to the Giant Markets acquisition. The Company is uncertain about the implementation and impact of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which authorizes the Federal Reserve to set rules to implement caps on debit card interchange fees.

Due to above average snowfall in the beginning of the year in the Mid-Atlantic states, the Company's operating region, snow removal costs increased $977,000 in 2010 compared to 2009.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities. The Company is responding to this volatility in operating costs by employing technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. In 2010, Pennsylvania deregulated electricity pricing and it was anticipated the average electric utility consumer would see a 30% increase in their utility bill. Through the associate energy awareness program, technology improvements and procurement, the Company's electric utility expense in its Pennsylvania stores increased by only 13.7% in 2010 compared to 2009. Through the Company’s procurement strategy, with the added benefit of a declining market, electricity costs are expected to decline in 2011 versus 2010.

The Company may not be able to recover these rising expenses through increased prices charged to its customers. Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer. Management does not foresee a change in these trends in the near future.

Earnings were further impacted in 2010 by a $562,000 adjustment to liabilities for future expenses on closed SuperPetz stores. The Company incurred a pre-tax impairment loss of $1.7 million for leasehold improvements on one closed store facility in 2008.

The Company’s income benefited from the sale of cardboard salvage which increased $1.9 million in 2010 as market prices significantly increased, compared to 2009.

The Company recognized gift card breakage income of $103,000, $665,000 and $1.0 million as a credit against operating, general and administrative expenses during fiscal 2010, 2009 and 2008, respectively (See Note 1(r) Revenue Recognition of Notes to the Consolidated Financial Statements). Fiscal 2008 was the first year in which the Company recognized gift card breakage income, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program in late 2002. The resolution of certain legal matters associated with gift card liabilities prompted management to initiate a change in accounting estimate.

Investment Income
The Company’s investments consist of short-term money market funds and marketable securities consisting of municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. Due to declining yields on short-term money market funds, the Company experienced a $210,000 decrease in interest income in 2010 compared to 2009 and a $1.3 million decrease in interest income in 2009 compared to 2008. At the end of 2010, the Company began to invest more heavily in municipal bonds and expects higher returns in 2011.

Page 13 of 40 (Form 10-K)

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

Liquidity and Capital Resources

Net cash provided by operating activities was $146.7 million in 2010 compared to $118.9 million in 2009 and $115.3 million in 2008. Working capital increased 34.8%, 9.0% and 1.0% in 2010, 2009 and 2008, respectively.

Net cash used in investing activities was $73.5 million in 2010 compared to $78.0 million in 2009, and $65.8 million in 2008. These funds were used primarily for property and equipment purchases in the three fiscal years presented. Property and equipment purchases, including the 2009 acquisition of a business, totaled $69.9 million in 2010 compared to $81.1 million in 2009 and $67.0 million in 2008. In 2009, the Company acquired eleven Giant Markets stores for $35.8 million. As a percentage of sales, capital expenditures were 2.7%, 2.1% and 2.8% in 2010, 2009 and 2008, respectively.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s processing and distribution facilities. Management estimates that its current development plans will require an investment of approximately $110.0 million in 2011.

Net cash used in financing activities during 2010 was $31.2 million compared to $33.2 million in 2009 and $31.3 million in 2008. The majority of the financing activities consisted of dividend payments to shareholders. At December 25, 2010, the Company had outstanding letters of credit of $15.0 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.16 per year in 2010, 2009 and 2008. Treasury stock purchases totaled $2,000 in 2010, compared to $2.0 million in 2009 and $181,000 in 2008. The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of December 25, 2010, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $110.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations. However, management is currently considering maintaining a credit facility to fund potential acquisitions.

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings. The Company’s marketable securities portfolio currently consists of municipal bonds, equity securities and other short-term investments. Other short-term investments are classified as cash equivalents on the Consolidated Balance Sheets.

Page 14 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (continued)

The Company’s unrealized holding gains net of deferred taxes in 2010 were $405,000 (see Note 9 Comprehensive Income of Notes to the Consolidated Financial Statements). In 2009, the Company had unrealized holding gains net of deferred taxes of $68,000. The Company experienced a $2.8 million unrealized holding loss net of deferred taxes in 2008, primarily due to a decline in the value of the Company’s equity holdings. As of December 25, 2010, the Company had $8.4 million in gross unrealized holding gains in marketable securities (see Note 2 Marketable Securities of Notes to the Consolidated Financial Statements).

By their nature, these financial instruments inherently expose the holders to market risk. The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the Company believes that its exposure in this area is not material.

Under its current policies, the Company invests primarily in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations. Currently, the Company’s investment strategy of obtaining marketable securities with maturity dates between one and ten years helps to minimize market risk and to maintain a balance between risk and return. The equity securities owned by the Company consist primarily of stock held in large capitalized companies trading on public security exchange markets. The Company’s management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure is located in “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” of this report.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 25, 2010.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$220,800	$28,362	$55,610	$49,011	$87,817

Total	$220,800	$28,362	$55,610	$49,011	$87,817

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

Page 15 of 40 (Form 10-K)

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

Store Closing Costs
The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to eight years. At December 25, 2010, closed store lease liabilities totaled $1.1 million. The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which changes become known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Self-Insurance
The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers’ compensation claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is liable for associate health claims up to an annual maximum of $750,000 per member and for workers compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

Page 16 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Forward-Looking Statements

In addition to historical information, this Annual Report may contain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the retail industry; the regulatory environment; rapidly changing technology and competitive factors, including increased competition with regional and national retailers; and price pressures. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 25, 2010	2011	2012	2013	2014	2015	Thereafter	Total	Dec. 25, 2010
Rate sensitive assets:
Fixed interest rate securities	$2,040	$—	$4,045	$1,000	$3,000	$4,200	$14,285	$15,635
Average interest rate	4.11%	—	1.68%	1.58%	2.56%	3.19%	2.58%

Other Relevant Market Risks
The Company’s equity securities at December 25, 2010 had a cost basis of $1,756,000 and a fair value of $10,124,000. The dividend yield realized on these equity investments was 4.72% in 2010. Market risk, as it relates to equities owned by the Company, is discussed within the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Page 17 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 8.     Financial Statements and Supplementary Data:

WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
December 25, 2010 and December 26, 2009	2010	2009

Assets
Current:
Cash and cash equivalents	$109,140	$67,065
Marketable securities	25,759	18,079
Accounts receivable, net	53,302	52,215
Inventories	231,021	223,015
Prepaid expenses	6,439	6,254
Income taxes recoverable	2,712	—
Total current assets	428,373	366,628
Property and equipment, net	525,062	510,882
Goodwill	35,162	35,162
Intangible and other assets, net	3,484	3,843
Total assets	$992,081	$916,515

Liabilities
Current:
Accounts payable	$134,278	$130,685
Accrued expenses	28,803	30,227
Accrued self-insurance	19,163	21,998
Deferred revenue, net	6,922	6,731
Income taxes payable	—	484
Deferred income taxes	5,818	3,344
Total current liabilities	194,984	193,469
Postretirement benefit obligations	14,622	13,850
Deferred income taxes	54,348	18,432
Total liabilities	263,954	225,751
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued	9,949	9,949
Retained earnings	864,132	827,042
Accumulated other comprehensive income, net	4,903	4,628
	878,984	841,619
Treasury stock at cost, 6,149,364 and 6,149,315 shares, respectively	(150,857)	(150,855)
Total shareholders’ equity	728,127	690,764
Total liabilities and shareholders’ equity	$992,081	$916,515

See accompanying notes to consolidated financial statements.

Page 18 of 40 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 25, 2010,	2010	2009	2008
December 26, 2009 and December 27, 2008	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$2,620,378	$2,516,175	$2,422,361
Cost of sales, including warehousing and distribution expenses	1,906,753	1,838,003	1,795,570
Gross profit on sales	713,625	678,172	626,791
Operating, general and administrative expenses	608,309	581,821	559,210
Income from operations	105,316	96,351	67,581
Investment income	2,069	1,556	2,532
Income before provision for income taxes	107,385	97,907	70,113
Provision for income taxes	39,094	35,107	23,118
Net income	$68,291	$62,800	$46,995

Weighted-average shares outstanding, basic and diluted	26,898,443	26,920,551	26,966,647

Cash dividends per share	$1.16	$1.16	$1.16
Basic and diluted earnings per share	$2.54	$2.33	$1.74

See accompanying notes to consolidated financial statements.

Page 19 of 40 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 25, 2010,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 26, 2009 and December 27, 2008	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 29, 2007	33,044,357	$9,830	$779,760	$7,339	6,077,311	$(148,701)	$648,228
Net income	—	—	46,995	—	—	—	46,995
Other comprehensive loss, net of reclassification adjustments and tax	—	—	—	(2,779)	—	—	(2,779)
Comprehensive income							44,216
Shares issued for options	3,450	119	—	—	1,688	(67)	52
Treasury stock purchased	—	—	—	—	2,909	(114)	(114)
Dividends paid	—	—	(31,282)	—	—	—	(31,282)
Balance at December 27, 2008	33,047,807	9,949	795,473	4,560	6,081,908	(148,882)	661,100
Net income	—	—	62,800	—	—	—	62,800
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	68	—	—	68
Comprehensive income							62,868
Treasury stock purchased	—	—	—	—	67,407	(1,973)	(1,973)
Dividends paid	—	—	(31,231)	—	—	—	(31,231)
Balance at December 26, 2009	33,047,807	9,949	827,042	4,628	6,149,315	(150,855)	690,764
Net income	—	—	68,291	—	—	—	68,291
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	275	—	—	275
Comprehensive income							68,566
Treasury stock purchased	—	—	—	—	49	(2)	(2)
Dividends paid	—	—	(31,201)	—	—	—	(31,201)
Balance at December 25, 2010	33,047,807	$9,949	$864,132	$4,903	6,149,364	$(150,857)	$728,127

See accompanying notes to consolidated financial statements.

Page 20 of 40 (Form 10-K)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 25, 2010,	2010	2009	2008
December 26, 2009 and December 27, 2008	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$68,291	$62,800	$46,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,567	47,201	47,053
Amortization	6,491	6,207	7,978
(Gain) loss on disposition / impairment of fixed assets	(1,023)	60	155
Gain on sale of marketable securities	(223)	—	—
Changes in operating assets and liabilities:
Inventories	(8,006)	(27,780)	6,299
Accounts receivable and prepaid expenses	(1,272)	(8,066)	1,434
Income taxes recoverable	(2,712)	—	8,074
Accounts payable and other liabilities	297	37,472	(7,441)
Income taxes payable	(484)	(254)	738
Deferred income taxes	38,195	1,372	3,946
Other	(1,379)	(93)	95
Net cash provided by operating activities	146,742	118,919	115,326
Cash flows from investing activities:
Purchase of property and equipment	(69,869)	(45,249)	(66,958)
Proceeds from the sale of property and equipment	2,013	991	324
Purchase of marketable securities	(12,245)	—	—
Proceeds from maturities of marketable securities	6,296	2,197	1,210
Proceeds from the sale of marketable securities	341	—	—
Acquisition of business	—	(35,802)	—
Purchase of intangible assets	—	(138)	(394)
Net cash used in investing activities	(73,464)	(78,001)	(65,818)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	119
Dividends paid	(31,201)	(31,231)	(31,282)
Purchase of treasury stock	(2)	(1,973)	(181)
Net cash used in financing activities	(31,203)	(33,204)	(31,344)
Net increase in cash and cash equivalents	42,075	7,714	18,164
Cash and cash equivalents at beginning of year	67,065	59,351	41,187
Cash and cash equivalents at end of year	$109,140	$67,065	$59,351

See accompanying notes to consolidated financial statements.

Page 21 of 40 (Form 10-K)

WEIS MARKETS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies
The following is a summary of the significant accounting policies utilized in preparing the Company’s consolidated financial statements:

(a)  Description of Business
Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company's business during fiscal 2010.

(b)  Definition of Fiscal Year
The Company’s fiscal year ends on the last Saturday in December. Fiscal 2010, 2009 and 2008 were comprised of 52 weeks.

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

(e)  Reclassifications
The Company reclassified certain immaterial amounts in the Consolidated Statements of Income.

(f)  Cash and Cash Equivalents
The Company maintains its cash balances in the form of core checking accounts and money market accounts. The Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 25, 2010 and December 26, 2009 totaled $76.6 million and $52.3 million, respectively.

(g)  Marketable Securities
Marketable securities consist of municipal bonds and equity securities. By policy, the Company invests primarily in high-grade marketable securities. The Company classifies all of its marketable securities as available-for-sale.

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

(h)  Accounts Receivable
Accounts receivable are stated net of an allowance for uncollectible accounts of $1,037,000 and $969,000 as of December 25, 2010 and December 26, 2009, respectively. The reserve balance relates to amounts due from pharmacy third party providers and customer returned checks. The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions. Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

Page 22 of 40 (Form 10-K)

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

The Company’s intangible assets and related accumulated amortization at December 25, 2010 and December 26, 2009 consisted of the following:

	December 25, 2010			December 26, 2009
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Non-Compete Agreements	$1,200	$960	$240	$1,350	$1,000	$350
Lease Acquisitions	5,409	2,546	2,863	5,409	2,298	3,111
Total	$6,609	$3,506	$3,103	$6,759	$3,298	$3,461

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods ranging from 15 to 20 years. Estimated amortization expense for the next five fiscal years is approximately $329,000 in 2011, $325,000 in 2012, $321,000 in 2013, $236,000 in 2014, and $236,000 in 2015. As of December 25, 2010, the Company has no intangible assets, other than goodwill, with indefinite lives.

Page 23 of 40 (Form 10-K)

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

(m)  Store Closing Costs
The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to eight years. Closed store lease liabilities totaled $1.1 million and $863,000 as of December 25, 2010 and December 26, 2009, respectively. The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.

(n)  Self-Insurance
The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company is liable for associate health claims up to an annual maximum of $750,000 per member and for workers’ compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.

(o)  Stock Option Plan
As of December 31, 2004, no awards may be granted under the Company’s 1995 Stock Option Plan. The last options granted under the Plan in 2002 expired in 2010. See additional disclosures regarding stock options in Note 7.

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

(q)  Earnings Per Share
Earnings per share are based on the weighted-average number of common shares outstanding. Diluted earnings per share are based on the weighted-average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all dilutive stock options, subject to antidilution limitations. The last stock options granted under the Stock Option Plan in 2002 expired in 2010. Basic and diluted earnings per share are the same amounts for each period presented.

Page 24 of 40 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(r)  Revenue Recognition
Revenue from the sale of products to the Company’s customers is recognized at the point of sale. Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold. Periodically, the Company will run a point based sales incentive program that rewards customers with future sales discounts. The Company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software. Sales are reduced by these estimates over the life of the program. Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts. The Company records “Deferred revenue” for the sale of gift cards and revenue is recognized in “Net sales” at the time of customer redemption for products. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. The Company recognized gift card breakage income of $103,000, $665,000 and $1.0 million during fiscal 2010, 2009 and 2008, respectively. Fiscal 2008 was the first year in which the Company recognized gift card breakage income, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program. The resolution of certain legal matters associated with gift card liabilities prompted management to initiate a change in accounting estimate. This income is included in the Consolidated Statements of Income as a reduction in “Operating, general and administrative expenses.” Merchandise return activity is immaterial to revenues.

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

Vendor allowances recorded as credits in cost of sales totaled $60.3 million in 2010, $54.9 million in 2009, and $51.4 million in 2008. Vendor paid cooperative advertising credits totaled $18.8 million in 2010, $17.1 million in 2009, and $15.1 million in 2008. These credits were netted against advertising costs within “Operating, general and administrative expenses.” The Company had accounts receivable due from vendors of $256,000 and $386,000 for earned advertising credits and $5.3 million and $3.9 million for earned promotional discounts as of December 25, 2010 and December 26, 2009, respectively. The Company had $1.1 million and $2.2 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 25, 2010 and December 26, 2009, respectively.

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

Page 25 of 40 (Form 10-K)

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(v)  Advertising Costs
The Company expenses advertising costs as incurred.  The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $25.1 million in 2010, $23.4 million in 2009, and $25.0 million in 2008 in “Operating, general and administrative expenses.”

(w)  Rental Income
The Company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”  All leases are operating leases, as disclosed in Note 5, and do not contain upfront considerations.

(x)  Current Relevant Accounting Standards
In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance on fair value measurements.  The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities.  In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed.  The guidance was effective for interim and annual reporting periods beginning after December 15, 2009.  Adoption of the new guidance did not have an impact on the Company’s consolidated financial position, as this guidance relates only to additional disclosures.  In addition, the guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number.  This guidance will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company does not expect the adoption of the new guidance to have a material impact on the consolidated financial statements.

In December 2010, FASB issued additional authoritative guidance on goodwill impairment.  The guidance modifies step 1 of the goodwill impairment test for entities with a zero or negative carrying value to require entities to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists.  If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test.  The guidance allows an entity to use either the equity or the enterprise valuation premise to determine the carrying amount of a reporting unit.  The guidance will be effective for impairment tests performed during fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company does not expect the adoption of the new guidance to have a material impact on the consolidated financial statements.

In December 2010, FASB issued additional authoritative guidance on business combinations.  The guidance provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance will be effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company does not expect the adoption of the new guidance to have a material impact on the consolidated financial statements.

Page 26 of 40 (Form 10-K)

WEIS MARKETS, INC.

Note 2  Marketable Securities
The Company’s marketable securities are all classified as available-for-sale.  FASB has established three levels of inputs that may be used to measure fair value:
Level 1	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and
Level 3	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s marketable securities values are derived solely from level 1 inputs.

 Marketable securities, as of December 25, 2010 and December 26, 2009, consisted of:

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 25, 2010	Cost	Gains	Losses	Value
Available-for-sale:
Municipal bonds	$15,623	$12	$—	$15,635
Equity securities	1,756	8,368	—	10,124
	$17,379	$8,380	$—	$25,759

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 26, 2009	Cost	Gains	Losses	Value
Available-for-sale:
Municipal bonds	$8,295	$132	$—	$8,427
Equity securities	1,874	7,804	26	9,652
	$10,169	$7,936	$26	$18,079

Maturities of marketable securities classified as available-for-sale at December 25, 2010, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$2,060	$2,071
Due after one year through five years	8,918	8,919
Due after five years through ten years	4,645	4,645
Equity securities	1,756	10,124
	$17,379	$25,759

See additional disclosures regarding marketable securities in Notes 1(g) and 12.

Page 27 of 40 (Form 10-K)

WEIS MARKETS, INC.

Note 3  Inventories
Merchandise inventories, as of December 25, 2010 and December 26, 2009, were valued as follows:

(dollars in thousands)	2010	2009
LIFO	$190,038	$177,807
Average cost	40,983	45,208
	$231,021	$223,015

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances.  If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $68,402,000 and $65,490,000 higher than as reported on the above methods as of December 25, 2010 and December 26, 2009, respectively.

Note 4  Property and Equipment
Property and equipment, as of December 25, 2010 and December 26, 2009, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2010	2009
Land		$91,596	$86,193
Buildings and improvements	10-60	447,648	427,797
Equipment	3-12	714,308	682,622
Leasehold improvements	5-20	142,319	139,418
Total, at cost		1,395,871	1,336,030
Less accumulated depreciation and amortization		870,809	825,148
		$525,062	$510,882

Note 5  Lease Commitments
At December 25, 2010, the Company leased approximately 53% of its open store facilities under operating leases that expire at various dates through 2028.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense.  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term.  The Company does not have any leases that include capital improvement funding or other lease concessions.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2010	2009	2008
Minimum annual rentals	$33,285	$31,436	$30,733
Contingent rentals	598	569	473
Lease or sublease income	(6,514)	(6,482)	(6,206)
	$27,369	$25,523	$25,000

Page 28 of 40 (Form 10-K)

WEIS MARKETS, INC.

Note 5  Lease Commitments (continued)
The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining noncancelable lease terms in excess of one year as of December 25, 2010.

(dollars in thousands)	Leases	Subleases
2011	$28,362	$(2,987)
2012	27,981	(2,417)
2013	27,629	(1,593)
2014	26,292	(1,234)
2015	22,719	(962)
Thereafter	87,817	(2,831)
	$220,800	$(12,024)

The Company has $531,000 accrued as of December 25, 2010, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received.  The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

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

Retirement plan costs:
(dollars in thousands)	2010	2009	2008
Retirement savings plan	$1,134	$1,070	$1,095
Profit-sharing plan	1,414	2,000	900
Employee stock bonus plan	(3)	2	—
Deferred compensation plan	570	570	525
Supplemental retirement plan	798	1,304	(1,976)
Pharmacist deferred compensation plan	81	(4)	3
	$3,994	$4,942	$547

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

Page 29 of 40 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans (continued)
Change in the benefit obligations:
(dollars in thousands)	2010	2009
Benefit obligations at beginning of year	$7,406	$7,068
Interest cost	538	513
Benefit payments	(232)	(232)
Actuarial gain	32	57
	$7,744	$7,406

Weighted-average assumptions used to determine benefit obligations:	2010	2009
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:
(dollars in thousands)	2010	2009	2008
Interest cost	$538	$513	$491
Amount of recognized gain	200	175	198

Estimated future benefit payments:
(dollars in thousands)	Benefits
2011	$232
2012	1,334
2013	1,334
2014	1,334
2015	1,334
2016 – 2020	6,668

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates. These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. These plans are unfunded and accounted for on an accrual basis. Participants in these plans are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan. The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion. The allocation among the various plan participants is made in relationship to their compensation, years of service and job performance. Plan participants are 100% vested in their accounts after six years of service with the Company. Benefits are distributed among participants upon reaching the applicable retirement age. Substantial risk of benefit forfeiture does exist for participants in these plans. The present value of accumulated benefits amounted to $7,109,000 and $6,675,000 at December 25, 2010 and December 26, 2009, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

The Company has no other postretirement benefit plans.

Page 30 of 40 (Form 10-K)

WEIS MARKETS, INC.

Note 7  Stock Option Plan
The Company had an incentive stock option plan for officers and other key associates.  Under the terms of the plan, option exercise prices were 100% of the “fair market value” of the shares on the date granted.  Options previously granted were immediately exercisable and expired ten years after date of grant.  As of December 25, 2010, the Company had no remaining stock options.

Changes during the three years ended December 25, 2010, in options outstanding under the plan were as follows:

	Weighted-Average	Shares
	Exercise Price	Under Option
Balance, December 29, 2007	$36.88	47,050
Exercised	$34.59	(3,450)
Expired	$34.31	(1,100)
Forfeited	$35.95	(950)
Balance, December 27, 2008	$37.16	41,550
Expired	$37.94	(8,900)
Forfeited	$37.42	(25,950)
Balance, December 26, 2009	$35.13	6,700
Expired	$35.13	(500)
Forfeited	$35.13	(6,200)
Balance, December 25, 2010	—	—

Note 8  Income Taxes
The provision (benefit) for income taxes consists of:

(dollars in thousands)	2010	2009	2008
Current:
Federal	$1,578	$30,415	$17,017
State	(679)	3,320	2,155
Deferred:
Federal	33,612	1,805	6,843
State	4,583	(433)	(2,897)
	$39,094	$35,107	$23,118

The reconciliation of income taxes computed at the federal statutory rate (35% in 2010, 2009 and 2008) to the provision for income taxes is:

(dollars in thousands)	2010	2009	2008
Income taxes at federal statutory rate	$37,585	$34,268	$24,540
State income taxes, net of federal income tax benefit	2,538	1,877	(483)
Other	(1,029)	(1,038)	(939)
Provision for income taxes (effective tax rate 36.4%, 35.9% and 33.0%, respectively)	$39,094	$35,107	$23,118

Cash paid for income taxes was $4,123,000, $34,305,000 and $10,360,000 in 2010, 2009 and 2008, respectively.

Page 31 of 40 (Form 10-K)

WEIS MARKETS, INC.

Note 8  Income Taxes (continued)
The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 25, 2010 and December 26, 2009, are:

(dollars in thousands)	2010	2009
Deferred tax assets:
Accounts receivable	$190	$189
Compensated absences	520	550
Employee benefit plans	4,080	5,214
General liability insurance	1,413	1,410
Postretirement benefit obligations	6,064	5,780
Net operating loss carryforwards	9,253	3,700
Total deferred tax assets	21,520	16,843
Deferred tax liabilities:
Inventories	(7,191)	(6,219)
Unrealized gains on marketable securities	(3,477)	(3,282)
Nondeductible accruals and other	(195)	(1,206)
Depreciation	(70,823)	(27,912)
Total deferred tax liabilities	(81,686)	(38,619)
Net deferred tax liability	$(60,166)	$(21,776)
Current deferred liability - net	$(5,818)	$(3,344)
Noncurrent deferred liability - net	(54,348)	(18,432)
Net deferred tax liability	$(60,166)	$(21,776)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2010	2009
Unrecognized tax benefits at beginning of year	$925	$800
Increases based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	125
Reductions for tax positions of prior years	—	—
Settlements	—	—
Expiration of the statute of limitations for assessment of taxes	—	—
Unrecognized tax benefits at end of year	$925	$925

All of the unrecognized tax benefits, $925,000 for 2010 and 2009, would impact the effective tax rate over time and if recognized would reduce the effective tax rate.  The Company accrues interest and penalties related to income tax matters as a part of the provision for income taxes.  The Company had $434,000 of accrued interest and penalties at December 25, 2010 and $55,000 at December 26, 2009 and December 27, 2008.  Management anticipates settlement for the majority of unrecognized tax benefits within the next twelve months.

The Company or one of its subsidiaries files tax returns in various states.  The tax years subject to examination in Pennsylvania, where the majority of the Company's revenues are generated, are 2007 to 2010.  Pennsylvania has recently completed its examination of tax year 2006 for Corporate Net Income tax purposes and Franchise tax purposes.  Adjustments made as a result of the examination were immaterial to the financial statements as a whole.

The Company has net operating loss carryforwards available for state income tax purposes.  The net operating losses will begin to expire starting in 2027.

Page 32 of 40 (Form 10-K)

WEIS MARKETS, INC.

Note 9  Comprehensive Income
(dollars in thousands)	2010	2009	2008
Net income	$68,291	$62,800	$46,995
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $288, $47 and $1,970, respectively)	405	68	(2,779)
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $93, $0 and $0, respectively)	(130)	—	—
Other comprehensive income (loss), net of tax	275	68	(2,779)
Comprehensive income, net of tax	$68,566	$62,868	$44,216

Note 10  Acquisition of Business
On August 23, 2009, Weis Markets, Inc. acquired eleven Giant Markets stores located in Broome County, New York including units in Binghamton, Vestal, Endicott, Endwell and Johnson City.  Weis Markets, Inc. acquired the store locations and operations of Giant Markets in an effort to establish its retail presence in the Southern Tier of New York.  The results of operations of the Giant Markets acquisition are included in the accompanying consolidated financial statements from the date of acquisition.  The Giant Markets acquisition contributed $58.8 million to sales in 2009.

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

(dollars in thousands)	August 23, 2009
Inventories	$7,802
Equipment	8,560
Goodwill	19,440
Total Assets Acquired	$35,802

Note 11  Summary of Quarterly Results (Unaudited)
Quarterly financial data for 2010 and 2009 are as follows:

(dollars in thousands,
except per share amounts)	Thirteen Weeks Ended
	March 27, 2010	June 26, 2010	Sep. 25, 2010	Dec. 25, 2010
Net sales	$664,256	$653,677	$639,967	$662,478
Gross profit on sales	179,697	184,374	177,719	171,835
Net income	17,382	20,509	16,316	14,084
Basic and diluted earnings per share	.65	.76	.61	.52

(dollars in thousands,
except per share amounts)	Thirteen Weeks Ended
	March 28, 2009	June 27, 2009	Sep. 26, 2009	Dec. 26, 2009
Net sales	$606,239	$615,378	$623,158	$671,400
Gross profit on sales	163,510	165,957	170,960	177,745
Net income	16,518	15,205	15,554	15,523
Basic and diluted earnings per share	.61	.56	.58	.58

Page 33 of 40 (Form 10-K)

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

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and subsidiaries (a Pennsylvania corporation) as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the fiscal years ended December 25, 2010, December 26, 2009, and December 27, 2008 (52 weeks, 52 weeks, and 52 weeks, respectively). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(c)(3).  We also have audited Weis Markets, Inc. and subsidiaries’ internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weis Markets, Inc. and subsidiaries’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on Weis Markets, Inc. and subsidiaries’ internal control over financial reporting based on our audits.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Page 34 of 40 (Form 10-K)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weis Markets, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the consolidated results of their operations and their cash flows for the fiscal years ended December 25, 2010, December 26, 2009, and December 27, 2008 (52 weeks, 52 weeks, and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also, in our opinion, Weis Markets, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/S/Grant Thornton LLP
Philadelphia, Pennsylvania
March 10, 2011

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2010.

The effectiveness of the Company's internal control over financial reporting as of the fiscal year end, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

Page 35 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 9a.  Controls and Procedures: (continued)

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 25, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.  Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2011 are incorporated herein by reference.

Item 11.  Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2011 are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2011 is incorporated herein by reference.  Equity compensation plan information is included in Part II, Item 8, “Note 7 Stock Option Plan” of this annual report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2011 are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2011 is incorporated herein by reference.

Page 36 of 40 (Form 10-K)

WEIS MARKETS, INC.

PART IV

Item 15.  Exhibits, Financial Statement Schedules:

(a)(1) The Company’s 2010 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2)  Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:
Schedule II - Valuation and Qualifying Accounts, page 39 of this annual report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Page 37 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 15.  Exhibits, Financial Statement Schedules: (continued)

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.

3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.

10-A	Retirement Savings Plan, filed as exhibit under Part IV, Item 15(a)(3) in the annual report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated herein by reference.

10-B
Supplemental Executive Retirement Plan, filed as exhibit under Part IV, Item 15(a)(3) in the annual report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated herein by reference.

10-C
Deferred Compensation Plan for Pharmacists, filed as exhibit under Part IV, Item 15(a)(3) in the annual report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated herein by reference.

10-D
Executive Benefits Agreement between the Company and Robert F. Weis, Chairman of the Board, signed on March 24, 2006, commencing immediately and continuing thereafter through December 31, 2023, filed on Form 8-K March 24, 2006 and incorporated herein by reference. *

10-E
Deferred Compensation Agreement between the Company and Mr. Robert F. Weis, filed as exhibit under Part IV, Item 15(a)(3) in the annual report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated herein by reference. *

10-F
Executive Employment Agreement between the Company and David J. Hepfinger, President and Chief Executive Officer, signed on March 6, 2008, commencing on March 1, 2008 and continuing thereafter through February 28, 2010, filed on Form 8-K March 6, 2008 and incorporated herein by reference. *

10-G
Executive Employment Agreement between the Company and David J. Hepfinger, President and Chief Executive Officer, signed on October 26, 2010, with retroactive effect to March 1, 2010 and continuing thereafter through February 28, 2013, filed as Exhibit 10.1 to Form 8-K November 1, 2010 and incorporated herein by reference. *

10-H
CEO Incentive Award Plan between the Company and David J. Hepfinger, President and Chief Executive Officer, signed on October 26, 2010, with retroactive effect to January 1, 2010 and continuing thereafter through December 31, 2014, filed as Exhibit 10.2 to Form 8-K November 1, 2010 and incorporated herein by reference. *

10-I
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

Page 38 of 40 (Form 10-K)

WEIS MARKETS, INC.

Item 15(c)(3). Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
WEIS MARKETS, INC.
(dollars in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe	Describe (1)	Period
Fiscal Year ended December 25, 2010:
Deducted from asset accounts:
Allowance for uncollectible accounts	$969	$872	$—	$804	$1,037

Fiscal Year ended December 26, 2009:
Deducted from asset accounts:
Allowance for uncollectible accounts	$673	$859	$—	$563	$969

Fiscal Year ended December 27, 2008:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,147	$619	$—	$1,093	$673

(1) Deductions are uncollectible accounts written off, net of recoveries.

Page 39 of 40 (Form 10-K)

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/10/2011	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/10/2011	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/10/2011	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 03/10/2011	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
and Director
(principal executive officer)

Date 03/10/2011	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date 03/10/2011	/S/Richard E. Shulman
Richard E. Shulman
Director

Date 03/10/2011	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date 03/10/2011	/S/Steven C. Smith
Steven C. Smith
Director

Date 03/10/2011	/S/Glenn D. Steele Jr.
Glenn D. Steele Jr.
Director

Date 03/10/2011	/S/Paul M. Stombaugh
Paul M. Stombaugh
Corporate Controller
(principal accounting officer)

Page 40 of 40 (Form 10-K)