Form 10-Q
period 2011-03-26
WEIS MARKETS INC
filed 2011-05-05
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2011
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

As of May 5, 2011, there were issued and outstanding 26,898,443 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 26, 2011	December 25, 2010
	(unaudited)
Assets
Current:
Cash and cash equivalents	$88,387	$109,140
Marketable securities	50,642	25,759
Accounts receivable, net	49,094	53,302
Inventories	223,396	231,021
Prepaid expenses	7,500	6,439
Income taxes recoverable	---	2,712
Total current assets	419,019	428,373
Property and equipment, net	533,768	525,062
Goodwill	35,162	35,162
Intangible and other assets, net	3,402	3,484
Total assets	$991,351	$992,081
Liabilities
Current:
Accounts payable	$114,178	$134,278
Accrued expenses	30,036	28,803
Accrued self-insurance	21,010	19,163
Deferred revenue, net	4,290	6,922
Income taxes payable	5,933	---
Deferred income taxes	5,948	5,818
Total current liabilities	181,395	194,984
Postretirement benefit obligations	15,564	14,622
Deferred income taxes	55,650	54,348
Total liabilities	252,609	263,954
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	874,932	864,132
Accumulated other comprehensive income
(Net of deferred taxes of $3,346 in 2011 and $3,477 in 2010)	4,718	4,903
	889,599	878,984
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders' equity	738,742	728,127
Total liabilities and shareholders' equity	$991,351	$992,081

See accompanying notes to consolidated financial statements.

Page 1 of 12 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended
	March 26, 2011	March 27, 2010
Net sales	$659,455	$664,256
Cost of sales, including warehousing and distribution expenses	480,951	484,558
Gross profit on sales	178,504	179,698
Operating, general and administrative expenses	150,251	153,018
Income from operations	28,253	26,680
Investment income	1,091	591
Income before provision for income taxes	29,344	27,271
Provision for income taxes	10,743	9,889
Net income	$18,601	$17,382
Weighted-average shares outstanding, basic	26,898,443	26,898,492
Weighted-average shares outstanding, diluted	26,898,443	26,898,532
Cash dividends per share	$0.29	$0.29
Basic and diluted earnings per share	$0.69	$0.65

See accompanying notes to consolidated financial statements.

Page 2 of 12 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	13 Weeks Ended
	March 26, 2011	March 27, 2010
Cash flows from operating activities:
Net income	$18,601	$17,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,121	11,648
Amortization	1,611	1,549
Gain on disposition of fixed assets	(2)	---
Gain on sale of marketable securities	(622)	(223)
Changes in operating assets and liabilities:
Inventories	7,625	6,505
Accounts receivable and prepaid expenses	3,147	6,455
Income taxes recoverable	2,712	---
Accounts payable and other liabilities	(18,710)	(11,410)
Income taxes payable	5,933	9,865
Deferred income taxes	1,563	14
Other	(1,721)	23
Net cash provided by operating activities	32,258	41,808

Cash flows from investing activities:
Purchase of property and equipment	(22,728)	(12,488)
Proceeds from the sale of property and equipment	374	10
Purchase of marketable securities	(27,730)	---
Proceeds from maturities of marketable securities	1,230	1,210
Proceeds from the sale of marketable securities	3,644	341
Net cash used in investing activities	(45,210)	(10,927)

Cash flows from financing activities:
Dividends paid	(7,801)	(7,800)
Net cash used in financing activities	(7,801)	(7,800)

Net (decrease) increase in cash and cash equivalents	(20,753)	23,081
Cash and cash equivalents at beginning of year	109,140	67,065
Cash and cash equivalents at end of period	$88,387	$90,146

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

(2) Current Relevant Accounting Standards
In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance on fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of the new guidance did not have an impact on the Company's consolidated financial position, as this guidance relates only to additional disclosures. In addition, the guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of the new guidance did not have an impact on the Company's consolidated financial position, as the Company has no Level 3 inputs.

In December 2010, FASB issued additional authoritative guidance on goodwill impairment. The guidance modifies step 1 of the goodwill impairment test for entities with a zero or negative carrying value to require entities to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The guidance allows an entity to use either the equity or the enterprise valuation premise to determine the carrying amount of a reporting unit. The guidance was effective for impairment tests performed during fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of the new guidance did not have an impact on the Company's consolidated financial statements.

In December 2010, FASB issued additional authoritative guidance on business combinations. The guidance provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of the new guidance did not have an impact on the Company's consolidated financial statements.

Page 4 of 12 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended March 26, 2011 and March 27, 2010 are as follows:

	13 Weeks Ended
(dollars in thousands)	2011	2010
Net income	$18,601	$17,382
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $127 and $139, respectively)	179	(196)
Reclassification adjustment for gains included in net income (Net of taxes of $258 and $93, respectively)	(364)	(130)
Comprehensive income, net of tax	$18,416	$17,056

(4) Reclassification
The Company reclassified certain immaterial amounts in the Consolidated Statements of Income.

(5) Contingencies
The Company is a defendant in a lawsuit, filed in 2007, in the United States District Court, District of Maryland, alleging violation of the "Fair and Accurate Credit Transactions Act". The Company has agreed to a settlement with a cap of $2,000,000 and the settlement was preliminarily approved by the Court. In connection with the settlement and consultation with its legal counsel, the Company has accrued $750,000 in operating, general and administrative expenses in the accompanying first quarter 2011 consolidated financial statements, as its best estimate of its known expenditures in connection with the settlement. However, if the settlement offer is not ultimately approved by the Court, the amount of the future loss to the Company, if any, may exceed $750,000.

Page 5 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.'s (the "Company") financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company's audited consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 25, 2010, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania. The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of March 26, 2011, the Company operated 162 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)	Percent
For the 13 Weeks Ended March 26, 2011 and	Changes
March 27, 2010	2011	2010	2011 vs.
	(13 weeks)	(13 weeks)	2010
Net sales	$659,455	$664,256	(0.7)%
Cost of sales, including warehousing and distribution expenses	480,951	484,558	(0.7)
Gross profit on sales	178,504	179,698	(0.7)
Gross profit margin	27.1%	27.1%
Operating, general and administrative expenses	150,251	153,018	(1.8)
O, G & A, percent of net sales	22.8%	23.0%
Income from operations	28,253	26,680	5.9
Operating margin	4.3%	4.0%
Investment income	1,091	591	84.6
Investment income, percent of net sales	0.2%	0.1%
Income before provision for income taxes	29,344	27,271	7.6
Provision for income taxes	10,743	9,889	8.6
Effective tax rate	36.6%	36.3%
Net income	$18,601	$17,382	7.0%
Net income, percent of net sales	2.8%	2.6%
Basic and diluted earnings per share	$0.69	$0.65	6.2%

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

Comparable store sales increased 0.6% in the first quarter of 2011 compared to the same quarter in 2010, while total sales decreased 0.7%. The Company's sales were impacted by the divestiture of 18 unprofitable SuperPetz units and two underperforming supermarkets.

Slow economic growth and high unemployment continue to impact the Company's markets. Many customers remain cautious in their spending and continue to focus on value and long term savings. To meet these needs, the Company continued to make significant investments in its "Price Freeze" and "Get Grillin' Weis" promotional programs. The Company launched a sixth round of "Price Freeze" on January 2, 2011. This program froze prices of approximately 2,400 staple items for a 90-day period. On April 3, 2011, the Company entered into another round of its "Get Grillin' Weis" promotional program. The "Get Grillin' Weis" promotional program is a seasonal cross-merchandising program linking meat items to specific general merchandise items such as gas grills and patio furniture, as well as complementary grocery and perishable items. This program also lowered prices of approximately 1,000 staple items for a fourteen-week period.

In addition to the "Price Freeze" and "Get Grillin' Weis" programs, the Company offered its "Gas Rewards" program in most markets. The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the fifteen Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits. During the first quarter of 2011, the Company generated a 2.4% increase in average sales per customer transaction while the number of identical customer store visits declined by 1.8%.

Pharmacy sales in the first quarter of 2011 increased 3.0% compared to the first quarter of 2010. As the Company previously reported, the pharmacy-based immunization program was expanded to most stores and currently has 180 pharmacists who are certified by their respective Board of Pharmacy to administer vaccines. The Company also leveraged increased customer counts to drive trial usage and loyalty through existing marketing channels. Category expansion and better private brand penetration in key health care over-the-counter categories were successful in mitigating mass and chain drug store intrusion.

Produce sales increased 2.2% in the first quarter of 2011, compared to the same quarter in 2010. This increase is attributed to better execution and consistency of the merchandising plan, which has helped increase the number of units sold in many of the key categories. Dairy sales increased 3.1% in the first quarter of 2011, compared to the first quarter of 2010, as a result of product inflation throughout the dairy category. Management anticipates dairy sales to continue to increase in the future quarters of 2011.

The Company is committed to maintaining retail prices, but recognizes that inflationary pressures could cause the Company to raise prices in order to maintain margin rates.

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

Page 7 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

According to the latest U.S. Bureau of Labor Statistics' report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.4% compared to a decrease of 1.1% for the same period last year. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased at a rate of 4.3% for the first quarter of 2011 compared to a decline of 0.6% as of the first quarter of 2010. In 2011 and 2010, the Company has been able to maintain a gross profit rate of 27.1%, despite fluctuating retail and wholesale prices.

The Company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. Cost of sales was impacted by a 22.9% increase in the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores as compared to the first quarter of 2010. According to the U.S. Department of Energy, the average U.S. diesel fuel price increased $0.98 per gallon to $3.95 per gallon as of March 26 2011, compared to $2.97 per gallon as of March 27, 2010. Based upon the U.S. Department of Energy's current estimate, the Company is expecting diesel fuel prices to continue to increase in 2011.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs decreased 1.0% in the first quarter of 2011 compared to the same quarter last year. As a percent of sales, employee-related costs decreased 0.1%. In the first quarter of 2011, the Company's self-insured health care benefits decreased 15.5% from the same period in 2010, as a result of lower utilization of health care services. However, management expects health care benefit costs to increase approximately 10% in 2011 and continues to evaluate various programs to reduce this expense. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expense. As a percent of sales, direct store labor increased 0.1% compared to the first quarter of 2010.

Depreciation expense was $13.7 million, or 2.1% of total sales, for the first quarter 2011 compared to $13.2 million, or 2.0% of total sales for the first quarter 2010. The increase in depreciation expense, in total dollars, was the result of additional capital expenditures as the Company implements its capital expansion program. See the Liquidity and Capital Resources section for further information regarding the capital expansion program.

The Company's interchange fees for accepting credit and debit cards increased 10.6% in the first quarter of 2011 compared to the first quarter of 2010. The Company is not yet able to determine what the effects will be of the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which authorizes the Federal Reserve to set rules to implement caps on debit card interchange fees.

Due to above average snowfall and significant ice storms in the Mid-Atlantic states, the Company's operating region, snow removal costs increased $292,000 in the quarter compared to the prior year.

Page 8 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities.  The Company is responding to this volatility in operating costs by employing technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. Through these initiatives, with the added benefit of a declining market in electricity costs, the Company's electric utility expense decreased by 12.1% in the first quarter of 2011, compared to the same quarter in 2010.

The Company may not be able to recover rising expenses through increased prices charged to its customers.  Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer.  Management does not foresee a change in these trends in the near future.

Investment Income
The Company's investment portfolio consists of short-term money market funds and marketable securities consisting of municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. The Company experienced a $334,000 increase in investment income from gains recognized on the sale of equity securities, compared to the same period a year ago. The Company's first quarter 2011 investment income also benefited as a result of investing more heavily in municipal bonds at the end of 2010. Management expects to continue to receive higher returns from marketable securities throughout 2011.

Provision for Income Taxes
The effective income tax rate was 36.6% in the first quarter of 2011 compared to 36.3% in the first quarter of 2010. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences relating to tax-free income.

Income is earned by selling merchandise at price levels that produce revenues in excess of cost of merchandise sold and operating and administrative expenses. Although the Company may experience short term fluctuations in its earnings due to unforeseen short-term operating cost increases, it historically has been able to increase revenues and maintain stable earnings from year to year.

Liquidity and Capital Resources

During the first quarter of 2011, the Company generated $32.3 million in cash flows from operating activities compared to $41.8 million for the same period in 2010. Since the beginning of the fiscal year, working capital increased 1.8% compared to an increase of 5.4% in the first quarter of 2010.

Net cash used in investing activities was $45.2 million compared to $10.9 million in the first quarter of 2011 and 2010, respectively. These funds were used primarily to purchase marketable securities and property and equipment in the quarters presented. The Company purchased $27.7 million of marketable securities in the first quarter of 2011. Property and equipment purchases during the first quarter of 2011 totaled $22.7 million compared to $12.5 million in the first quarter of 2010. As a percentage of sales, capital expenditures were 3.4% and 1.9% in 2011 and 2010, respectively.

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

Net cash used in financing activities was $7.8 million in both first quarter 2011 and 2010, which solely consisted of dividend payments to shareholders. At March 26, 2011, the Company had outstanding letters of credit of $15.1 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them.

Page 9 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

Total cash dividend payments on common stock, on a per share basis, amounted to $.29 per quarter in 2011 and 2010. At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on May 23, 2011 to shareholders of record on May 9, 2011. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of March 26, 2011, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $110.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.  However, management is receptive to maintaining a credit facility to fund potential acquisitions.

Critical Accounting Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Forward-Looking Statements

In addition to historical information, this 10-Q Report may contain forward-looking statements, which are included pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the retail industry; the regulatory environment; rapidly changing technology and competitive factors, including increased competition with regional and national retailers; and price pressures. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

Page 10 of 12 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended March 26, 2011. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 25, 2010 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 25, 2010 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended March 26, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 26, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 05/05/2011	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 05/05/2011	/S/ Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Page 12 of 12 (Form 10-Q)