Form 10-Q
period 2011-06-25
WEIS MARKETS INC
filed 2011-08-04
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2011
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

As of August 4, 2011, there were issued and outstanding 26,898,443 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 25, 2011	December 25, 2010
	(unaudited)
Assets
Current:
Cash and cash equivalents	$70,793	$109,140
Marketable securities	68,348	25,759
Accounts receivable, net	52,125	53,302
Inventories	225,245	231,021
Prepaid expenses	7,893	6,439
Income taxes recoverable	---	2,712
Total current assets	424,404	428,373
Property and equipment, net	543,919	525,062
Goodwill	35,162	35,162
Intangible and other assets, net	3,441	3,484
Total assets	$1,006,926	$992,081
Liabilities
Current:
Accounts payable	$119,171	$134,278
Accrued expenses	31,460	28,803
Accrued self-insurance	17,489	19,163
Deferred revenue, net	3,925	6,922
Income taxes payable	465	---
Deferred income taxes	6,137	5,818
Total current liabilities	178,647	194,984
Postretirement benefit obligations	15,226	14,622
Deferred income taxes	61,085	54,348
Total liabilities	254,958	263,954
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	887,832	864,132
Accumulated other comprehensive income
(Net of deferred taxes of $3,536 in 2011 and $3,477 in 2010)	5,044	4,903
	902,825	878,984
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders' equity	751,968	728,127
Total liabilities and shareholders' equity	$1,006,926	$992,081

See accompanying notes to consolidated financial statements.

Page 1 of 12 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net sales	$676,660	$653,677	$1,336,114	$1,317,932
Cost of sales, including warehousing and distribution expenses	494,003	469,303	974,954	953,861
Gross profit on sales	182,657	184,374	361,160	364,071
Operating, general and administrative expenses	150,967	151,872	301,218	304,889
Income from operations	31,690	32,502	59,942	59,182
Investment income	951	267	2,042	858
Income before provision for income taxes	32,641	32,769	61,984	60,040
Provision for income taxes	11,940	12,260	22,683	22,149
Net income	$20,701	$20,509	$39,301	$37,891
Weighted-average shares outstanding, basic	26,898,443	26,898,492	26,898,443	26,898,492
Weighted-average shares outstanding, diluted	26,898,443	26,898,606	26,898,443	26,899,106
Cash dividends per share	$0.29	$0.29	$0.58	$0.58
Basic and diluted earnings per share	$0.77	$0.76	$1.46	$1.41

See accompanying notes to consolidated financial statements.

Page 2 of 12 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	26 Weeks Ended
	June 25, 2011	June 26, 2010
Cash flows from operating activities:
Net income	$39,301	$37,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,926	23,690
Amortization	3,145	3,280
Loss (gain) on disposition of fixed assets	10	(1,285)
Gain on sale of marketable securities	(1,019)	(223)
Changes in operating assets and liabilities:
Inventories	5,776	3,193
Accounts receivable and prepaid expenses	(277)	6,857
Income taxes recoverable	2,712	---
Accounts payable and other liabilities	(16,517)	(18,518)
Income taxes payable	465	22,890
Deferred income taxes	6,997	(1,259)
Other	(2,766)	34
Net cash provided by operating activities	62,753	76,550

Cash flows from investing activities:
Purchase of property and equipment	(47,352)	(22,683)
Proceeds from the sale of property and equipment	578	1,922
Purchase of marketable securities	(50,045)	---
Proceeds from maturities of marketable securities	4,880	1,745
Proceeds from the sale of marketable securities	6,561	341
Purchase of intangible assets	(121)	---
Net cash used in investing activities	(85,499)	(18,675)

Cash flows from financing activities:
Dividends paid	(15,601)	(15,601)
Net cash used in financing activities	(15,601)	(15,601)

Net (decrease) increase in cash and cash equivalents	(38,347)	42,274
Cash and cash equivalents at beginning of year	109,140	67,065
Cash and cash equivalents at end of period	$70,793	$109,339

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

(2) Current Relevant Accounting Standards
In June 2011, the Financial Accounting Standards Board (FASB) issued new authoritative guidance on the presentation of comprehensive income. The new guidance requires an entity to present the components of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of the new guidance will not have an impact on the Company's consolidated financial statements, as the guidance impacts presentation only.

In May 2011, FASB issued new authoritative guidance to achieve a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of the new guidance to have an impact on the consolidated financial statements.

In January 2010, FASB issued additional authoritative guidance on fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of the new guidance did not have an impact on the Company's consolidated financial position, as this guidance relates only to additional disclosures. In addition, the guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of the new guidance did not have an impact on the Company's consolidated financial position, as the Company has no Level 3 inputs.

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

(3) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended June 25, 2011 and June 26, 2010 are as follows:

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net income	$20,701	$20,509	$39,301	$37,891
Other comprehensive income by component, net of tax:
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $355 and $202 respectively for the 13 Weeks Ended and $482 and $341 respectively for the 26 Weeks Ended)	559	(286)	738	(481)
Reclassification adjustment for gains included in net income (Net of taxes of $165 and $0 respectively for the 13 Weeks Ended and $423 and $93 respectively for the 26 Weeks Ended)	(232)	---	(596)	(130)
Comprehensive income, net of tax	$21,028	$20,223	$39,443	$37,280

(4) Reclassification
The Company reclassified certain immaterial amounts in the Consolidated Statements of Income.

(5) Contingencies
The Company is a defendant in a lawsuit, filed in 2007, in the United States District Court, District of Maryland, alleging violation of the "Fair and Accurate Credit Transactions Act". The Company has agreed to a settlement with a cap of $2,000,000 and the settlement was approved by the Court on July 25, 2011. In connection with the settlement and consultation with its legal counsel, the Company has accrued $750,000 in operating, general and administrative expenses in the accompanying first quarter 2011 consolidated financial statements, as its best estimate of its known expenditures in connection with the settlement.

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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania. The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of June 25, 2011, the Company operated 162 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income	Percent Changes
(dollars in thousands, except per share amounts)	2011 vs. 2010
For the Periods Ended June 25, 2011	13	26
and June 26, 2010	13 Weeks Ended		26 Weeks Ended		Weeks	Weeks
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010	Ended	Ended
Net sales	$676,660	$653,677	$1,336,114	$1,317,932	3.5%	1.4%
Cost of sales, including warehousing and distribution expenses	494,003	469,303	974,954	953,861	5.3	2.2
Gross profit on sales	182,657	184,374	361,160	364,071	(0.9)	(0.8)
Gross profit margin	27.0%	28.2%	27.0%	27.6%
Operating, general and administrative expenses	150,967	151,872	301,218	304,889	(0.6)	(1.2)
O, G & A, percent of net sales	22.3%	23.2%	22.5%	23.1%
Income from operations	31,690	32,502	59,942	59,182	(2.5)	1.3
Operating margin	4.7%	5.0%	4.5%	4.5%
Investment income	951	267	2,042	858	256.2	138.0
Investment income, percent of net sales	0.1%	0.0%	0.2%	0.1%
Income before provision for income taxes	32,641	32,769	61,984	60,040	(0.4)	3.2
Provision for income taxes	11,940	12,260	22,683	22,149	(2.6)	2.4
Effective tax rate	36.6%	37.4%	36.6%	36.9%
Net income	$20,701	$20,509	$39,301	$37,891	0.9%	3.7%
Net income, percent of net sales	3.1%	3.1%	2.9%	2.9%
Basic and diluted earnings per share	$0.77	$0.76	$1.46	$1.41	1.3%	3.5%

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

Comparable store sales increased 5.1% in the second quarter of 2011 compared to the same quarter in 2010, while total sales increased 3.5%. The Company's year-to-date comparable store sales increased 2.8% compared to the first half of 2010, while total sales increased 1.4% over the first twenty-six weeks of 2010. The Company's sales were impacted by the divestiture of 18 underperforming SuperPetz stores and two supermarkets.

Slow economic growth and high unemployment continue to impact the Company's markets. Many customers remain cautious in their spending and continue to focus on value and long term savings. To meet these needs, the Company continued to make significant investments in its "Get Grillin' Weis" and "Price Freeze" promotional programs. On April 3, 2011, the Company entered into another round of its "Get Grillin' Weis" promotional program. The "Get Grillin' Weis" promotional program is a seasonal cross-merchandising program linking meat items to specific general merchandise items such as gas grills and patio furniture, as well as complementary grocery and perishable items. This program lowered prices of approximately 1,000 staple items for a fourteen-week period. The Company also launched a seventh round of "Price Freeze" on July 10, 2011. This program froze prices of approximately 1,600 staple items for a 90-day period.

In addition to the "Price Freeze" and "Get Grillin' Weis" programs, the Company offered its "Gas Rewards" program in most markets. The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the seventeen Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits. During the second quarter of 2011, the Company generated a 4.5% increase in average sales per customer transaction while the number of identical customer store visits increased by 0.7%. The Company's year-to-date average sales per customer transaction increased 3.4% while the number of identical customer store visits declined by 0.5%.

Pharmacy sales in the second quarter of 2011 increased 2.4% compared to the second quarter of 2010 and 2.7% year-to-date. As the Company previously reported, the pharmacy-based immunization program was expanded to most stores and currently has 224 pharmacists who are certified by their respective Board of Pharmacy to administer vaccines. The Company also leveraged increased customer counts to drive trial usage and loyalty through existing marketing channels. Category expansion and better private brand penetration in key health care over-the-counter categories were successful in mitigating mass and chain drug store intrusion.

Page 7 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Meat sales in the second quarter of 2011 increased 5.5% compared to the second quarter of 2010 and 3.4% year-to-date, due to product inflation. As reported previously, produce sales continue to provide positive results. Second quarter produce sales increased 2.7% and were up 2.5% year-to-date compared to the same periods in 2010. Dairy sales increased 7.3% in the second quarter of 2011 and 5.1% year-to-date, compared to the same periods in 2010, as a result of continued product inflation throughout the dairy category and increased item movement resulting from grand openings of remodeled and relocated stores. Management anticipates dairy sales to continue to increase at least through the third quarter of 2011.

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

Cost of Sales and Gross Profit
Cost of sales consists of direct product (net of discounts and allowances), warehouse and transportation costs, as well as manufacturing facility operations.

According to the latest U.S. Bureau of Labor Statistics' report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 2.5% compared to a decrease of 1.4% for the same period last year. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased at a rate of 4.6% for the second quarter of 2011 compared to an increase of 0.7% as of the second quarter of 2010. Despite fluctuating retail and wholesale prices, the Company has been able to maintain a gross profit rate of 27.0% for the quarter and year-to-date, respectively.

The Company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. Cost of sales was impacted by a 30.9% increase for the second quarter and a 27.0% increase year-to-date in the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores as compared to the same periods in 2010. According to the U.S. Department of Energy, the average U.S. diesel fuel price increased $0.92 per gallon to $4.01 per gallon as of June 25, 2011, compared to $3.09 per gallon as of June 26, 2010. Based upon the U.S. Department of Energy's current estimate, the Company is expecting slight increases in diesel fuel prices throughout the remainder of 2011 and 2012.

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

Page 8 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 1.1% in the second quarter and 0.1% in the first half of 2011 compared to the same periods last year. As a percent of sales, employee-related costs decreased 0.3% in the second quarter and 0.2% year-to-date compared to the same periods in 2010. The Company's self-insured health care benefits increased 4.8% in the second quarter and decreased 5.4% year-to-date, compared to the same periods in 2010. Management expects health care benefit costs to increase approximately 10% in 2011 and continues to evaluate various programs to reduce this expense. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expense. As a percent of sales, direct store labor decreased 0.2% in the second quarter and 0.1% in the first half of 2011 compared to the same periods of 2010.

Depreciation expense was $28.1 million, or 2.1% of total sales, for the first half of 2011 compared to $27.0 million, or 2.0% of total sales, for the first half of 2010. The increase in depreciation expense, in total dollars, was the result of additional capital expenditures as the Company implements its capital expansion program. See the Liquidity and Capital Resources section for further information regarding the capital expansion program.

The Company's interchange fees for accepting credit and debit cards increased 11.8% in the second quarter of 2011 and 11.2% year-to-date, compared to the same periods in 2010. The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act authorizes the Federal Reserve to set rules to implement caps on debit card interchange fees. The Federal Reserve recently released its final rules, which indicate there will be a reduction in fees. However, the Company is not yet able to determine what the full impact will be on the Company's "Operating, general and administrative expenses".

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities. The Company is responding to this volatility in operating costs by employing technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. Through these initiatives, with the added benefit of a declining market in electricity costs, the Company's electric utility expense decreased by 5.5% in the second quarter of 2011 and 8.9% year-to-date, compared to the same periods in 2010.

The Company may not be able to recover rising expenses through increased prices charged to its customers. Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer. Management does not foresee a change in these trends in the near future.

Investment Income
The Company's investment portfolio consists of short-term money market funds and marketable securities consisting of municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. The Company experienced a $722,000 increase in investment income from gains recognized on the sale of equity securities in the first half of 2011, compared to the same period a year ago. The Company's investment income during the first half of 2011 also benefited as a result of investing more heavily in municipal bonds at the end of 2010. Management expects to continue to receive higher returns from marketable securities throughout 2011.

Provision for Income Taxes
The effective income tax rate was 36.6% in the first half of 2011 compared to 36.9% in the first half of 2010. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences relating to tax-free income.

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

Liquidity and Capital Resources

During the first twenty-six weeks of 2011, the Company generated $62.8 million in cash flows from operating activities compared to $76.6 million for the same period in 2010. Since the beginning of the fiscal year, working capital increased 5.3% compared to an increase of 14.4% in the same period of 2010.

Net cash used in investing activities was $85.5 million compared to $18.7 million in the first half of 2011 and 2010, respectively. These funds were used primarily to purchase marketable securities and property and equipment in the quarters presented. The Company purchased $50.0 million of marketable securities in the first half of 2011. Property and equipment purchases during the first half of 2011 totaled $47.4 million compared to $22.7 million in the first half of 2010. As a percentage of sales, capital expenditures were 3.5% and 1.7% in the first half of 2011 and 2010, respectively.

The Company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company's processing and distribution facilities. Management estimates that its current development plans will require an investment of approximately $100.0 million in 2011. The investment reduction for 2011 is a result of project completion dates shifting from 2011 to 2012. Company management remains committed to the capital expansion program and fully expects to invest the previously reported amount of $110.0 million.

Net cash used in financing activities was $15.6 million in the first half of 2011 and 2010, which solely consisted of dividend payments to shareholders. At June 25, 2011, the Company had outstanding letters of credit of $13.6 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $.58 for the first half of 2011 and 2010. At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $.29 per share, payable on August 1, 2011 to shareholders of record as of July 18, 2011. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of June 25, 2011, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $100.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations. However, management is receptive to maintaining a credit facility to fund potential acquisitions.

Page 10 of 12 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Critical Accounting Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2010 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Policies since the Company filed its Annual Report on Form 10-K for the year ended December 25, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 25, 2011. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 25, 2010 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 25, 2010 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended June 25, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended June 25, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 08/04/2011	/S/ David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 08/04/2011	/S/ Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer,
and Treasurer
(Principal Financial Officer)

Page 12 of 12 (Form 10-Q)