Form 10-Q
period 2011-09-24
WEIS MARKETS INC
filed 2011-11-03
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2011
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

As of November 3, 2011 there were issued and outstanding 26,898,443 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 24, 2011	December 25, 2010
	(unaudited)
Assets
Current:
Cash and cash equivalents	$78,275	$109,140
Marketable securities	71,021	25,759
Accounts receivable, net	47,115	53,302
Inventories	222,594	231,021
Prepaid expenses	7,754	6,439
Income taxes recoverable	---	2,712
Total current assets	426,759	428,373
Property and equipment, net	552,717	525,062
Goodwill	35,162	35,162
Intangible and other assets, net	3,359	3,484
Total assets	$1,017,997	$992,081
Liabilities
Current:
Accounts payable	$118,112	$134,278
Accrued expenses	31,111	28,803
Accrued self-insurance	17,060	19,163
Deferred revenue, net	3,924	6,922
Income taxes payable	135	---
Deferred income taxes	4,686	5,818
Total current liabilities	175,028	194,984
Postretirement benefit obligations	13,934	14,622
Deferred income taxes	67,931	54,348
Total liabilities	256,893	263,954
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	897,013	864,132
Accumulated other comprehensive income
(Net of deferred taxes of $3,503 in 2011 and $3,477 in 2010)	4,999	4,903
	911,961	878,984
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders' equity	761,104	728,127
Total liabilities and shareholders' equity	$1,017,997	$992,081

See accompanying notes to consolidated financial statements.

Page 1 of 13 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		39 Weeks Ended
	Sept. 24, 2011	Sept. 25, 2010	Sept. 24, 2011	Sept. 25, 2010
Net sales	$678,612	$639,967	$2,014,726	$1,957,899
Cost of sales, including warehousing and distribution expenses	495,466	462,247	1,470,420	1,416,108
Gross profit on sales	183,146	177,720	544,306	541,791
Operating, general and administrative expenses	157,012	152,708	458,230	457,598
Income from operations	26,134	25,012	86,076	84,193
Investment income	227	634	2,269	1,493
Income before provision for income taxes	26,361	25,646	88,345	85,686
Provision for income taxes	9,379	9,330	32,062	31,479
Net income	$16,982	$16,316	$56,283	$54,207
Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,492	26,898,443	26,898,492
Cash dividends per share	$0.29	$0.29	$0.87	$0.87
Basic and diluted earnings per share	$0.63	$0.61	$2.09	$2.02

See accompanying notes to consolidated financial statements.

Page 2 of 13 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	39 Weeks Ended
	Sept. 24, 2011	Sept. 25, 2010
Cash flows from operating activities:
Net income	$56,283	$54,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,735	35,873
Amortization	4,697	4,836
Gain on disposition of fixed assets	(576)	(1,228)
Gain on sale of marketable securities	(1,272)	(223)
Changes in operating assets and liabilities:
Inventories	8,427	(7,038)
Accounts receivable and prepaid expenses	4,872	9,908
Income taxes recoverable	2,712	---
Accounts payable and other liabilities	(19,647)	(14,964)
Income taxes payable	135	32,373
Deferred income taxes	12,425	(1,605)
Other	(2,887)	(101)
Net cash provided by operating activities	103,904	112,038

Cash flows from investing activities:
Purchase of property and equipment	(72,173)	(33,597)
Proceeds from the sale of property and equipment	1,908	1,955
Purchase of marketable securities	(56,165)	---
Proceeds from maturities of marketable securities	8,370	5,376
Proceeds from the sale of marketable securities	6,814	341
Purchase of intangible assets	(121)	---
Net cash used in investing activities	(111,367)	(25,925)

Cash flows from financing activities:
Dividends paid	(23,402)	(23,402)
Net cash used in financing activities	(23,402)	(23,402)

Net (decrease) increase in cash and cash equivalents	(30,865)	62,711
Cash and cash equivalents at beginning of year	109,140	67,065
Cash and cash equivalents at end of period	$78,275	$129,776

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

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(2) Current Relevant Accounting Standards (continued)
In June 2011, FASB issued new authoritative guidance on the presentation of comprehensive income. The new guidance requires an entity to present the components of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Adoption of the new guidance will not have an impact on the Company's consolidated financial statements, as the guidance impacts presentation only.

In September 2011, FASB issued additional authoritative guidance on testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect the adoption of the new guidance to have an impact on the consolidated financial statements.

(3) Marketable Securities
The Company's marketable securities are all classified as available-for-sale. FASB has established three levels of inputs that may be used to measure fair value:
     Level 1 Observable inputs such as quoted prices in active markets for identical assets or liabilities;
     Level 2 Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and
     Level 3 Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions .
The Company's marketable securities values are derived solely from level 1 inputs.

Marketable securities, as of September 24, 2011 and December 25, 2010, consisted of:

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
September 24, 2011	Cost	Gains	Losses	Value
Available-for-sale:
Municipal bonds	$60,806	$1,658	$50	$62,414
Equity securities	1,713	6,894	---	8,607
	$62,519	$8,552	$50	$71,021

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 25, 2010	Cost	Gains		Losses	Value
Available-for-sale:
Municipal bonds	$15,623	$12	$	---	$15,635
Equity securities	1,756	8,368		---	10,124
	$17,379	$8,380	$	---	$25,759

Page 5 of 13 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(3) Marketable Securities (continued)
Maturities of marketable securities classified as available-for-sale at September 24, 2011, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$2,587	$2,537
Due after one year through five years	28,088	28,295
Due after five years through ten years	28,632	30,083
Due after ten years	1,499	1,499
Equity securities	1,713	8,607
	$62,519	$71,021

(4) Comprehensive Income
The components of comprehensive income, net of related tax, for the periods ended September 24, 2011 and September 25, 2010 are as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Sept. 24, 2011	Sept. 25, 2010	Sept. 24, 2011	Sept. 25, 2010
Net income	$16,982	$16,316	$56,283	$54,207
Other comprehensive income by component, net of tax:
Unrealized holding gains arising during period (Net of deferred taxes of $72 and $464 respectively for the 13 Weeks Ended and $554 and $122 respectively for the 39 Weeks Ended)	101	655	840	173
Reclassification adjustment for gains included in net income (Net of taxes of $105 and $0 respectively for the 13 Weeks Ended and $528 and $93 respectively for the 39 Weeks Ended)	(148)	---	(744)	(130)
Comprehensive income, net of tax	$16,935	$16,971	$56,379	$54,250

(5) Reclassification
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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania. The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of September 24, 2011, the Company operated 162 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income	Percent Changes
(dollars in thousands, except per share amounts)	2011 vs. 2010
For the Periods Ended September 24, 2011	13	39
and September 25, 2010	13 Weeks Ended		39 Weeks Ended		Weeks	Weeks
	Sept. 24, 2011	Sept. 25, 2010	Sept. 24, 2011	Sept. 25, 2010	Ended	Ended
Net sales	$678,612	$639,967	$2,014,726	$1,957,899	6.0%	2.9%
Cost of sales, including warehousing and distribution expenses	495,466	462,247	1,470,420	1,416,108	7.2	3.8
Gross profit on sales	183,146	177,720	544,306	541,791	3.1	0.5
Gross profit margin	27.0%	27.8%	27.0%	27.7%
Operating, general and administrative expenses	157,012	152,708	458,230	457,598	2.8	0.1
O, G & A, percent of net sales	23.1%	23.9%	22.7%	23.4%
Income from operations	26,134	25,012	86,076	84,193	4.5	2.2
Operating margin	3.9%	3.9%	4.3%	4.3%
Investment income	227	634	2,269	1,493	(64.2)	52.0
Investment income, percent of net sales	0.0%	0.1%	0.1%	0.1%
Income before provision for income taxes	26,361	25,646	88,345	85,686	2.8	3.1
Provision for income taxes	9,379	9,330	32,062	31,479	0.5	1.9
Effective tax rate	35.6%	36.4%	36.3%	36.7%
Net income	$16,982	$16,316	$56,283	$54,207	4.1%	3.8%
Net income, percent of net sales	2.5%	2.5%	2.8%	2.8%
Basic and diluted earnings per share	$0.63	$0.61	$2.09	$2.02	3.3%	3.5%

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

Comparable store sales increased 6.5% in the third quarter of 2011 compared to the same quarter in 2010, while total sales increased 6.0%. Excluding fuel sales, comparable store sales increased 5.3% in the third quarter of 2011 compared to the same quarter in 2010, while total sales increased 4.8%. The Company's year-to-date comparable store sales increased 4.0% compared to the first three quarters of 2010, while total sales increased 2.9% over the first three quarters of 2010. Excluding fuel sales, the Company's year-to-date comparable store sales increased 3.2% compared to the first three quarters of 2010, while total sales increased 2.0% over the first three quarters of 2010. The Company's sales were impacted by the divestiture of 25 underperforming SuperPetz stores and three supermarkets.

Slow economic growth and high unemployment continue to impact the Company's markets. Many customers remain cautious in their spending and continue to focus on value and long term savings. To meet these needs, the Company continued to make significant investments in its "Price Freeze" promotional program. The Company launched a seventh round of "Price Freeze" on July 10, 2011. This program froze prices of approximately 1,600 staple items for a 90-day period.

In addition to the "Price Freeze" program, the Company also offered its "Gas Rewards" program in most markets. The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the eighteen Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits. During the third quarter of 2011, the Company generated a 6.3% increase in average sales per customer transaction while the number of identical customer store visits increased by 1.3%. The Company's year-to-date average sales per customer transaction increased 4.4% while the number of identical customer store visits increased by 0.1%.

Pharmacy sales in the third quarter of 2011 increased 1.5% compared to the third quarter of 2010 and 2.3% year-to-date. As the Company previously reported, the pharmacy-based immunization program was expanded to all stores and currently has 257 pharmacists who are certified by their respective Board of Pharmacy to administer vaccines. The Company also leveraged increased customer counts to drive trial usage and loyalty through existing marketing channels. Category expansion and better private brand penetration in key health care over-the-counter categories were successful in mitigating mass and chain drug store intrusion.

Page 8 of 13 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

As reported previously, meat and produce sales continue to provide positive results. Meat sales in the third quarter of 2011 increased 5.5% compared to the third quarter of 2010 and 4.1% year-to-date. Third quarter produce sales increased 8.5% and were up 4.5% year-to-date compared to the same periods in 2010. Dairy sales increased 9.2% in the third quarter of 2011 and 6.4% year-to-date, compared to the same periods in 2010, as a result of continued product inflation throughout the dairy category. Management anticipates dairy sales to continue to increase over prior year at least through the fourth quarter of 2011.

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

According to the latest U.S. Bureau of Labor Statistics' report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 3.7% compared to a decrease of 0.7% for the same period last year. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased at a rate of 5.5% for the third quarter of 2011 compared to an increase of 2.7% as of the third quarter of 2010. Despite fluctuating retail and wholesale prices, the Company has been able to maintain a gross profit rate of 27.0% for the quarter and year-to-date, respectively.

The Company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. Cost of sales was impacted by a 48.8% increase for the third quarter and a 34.1% increase year-to-date in the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores as compared to the same periods in 2010. According to the U.S. Department of Energy, the average U.S. diesel fuel price increased $0.89 per gallon to $3.92 per gallon as of September 24, 2011, compared to $3.03 per gallon as of September 25, 2010. Based upon the U.S. Department of Energy's current estimate, the Company is expecting slight increases in diesel fuel prices throughout the remainder of 2011 and 2012.

Although the Company experienced product cost inflation and deflation in various commodities for the quarters presented, management does not feel it can accurately measure the full impact of inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Page 9 of 13 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 3.0% in the third quarter and 1.1% in the first three quarters of 2011 compared to the same periods last year. As a percent of sales, employee-related costs decreased 0.4% in the third quarter and 0.3% year-to-date compared to the same periods in 2010. The Company's self-insured health care benefits decreased 1.6% in the third quarter and decreased 4.2% year-to-date, compared to the same periods in 2010. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expense. As a percent of sales, direct store labor decreased 0.3% in the third quarter and 0.1% in the first three quarters of 2011 compared to the same periods of 2010.

Depreciation expense was $43.4 million, or 2.2% of total sales, for the first three quarters of 2011 compared to $40.7 million, or 2.1% of total sales for the first three quarters of 2010. The increase in depreciation expense, in total dollars, was the result of additional capital expenditures as the Company implements its capital expansion program. See the Liquidity and Capital Resources section for further information regarding the capital expansion program.

The Company's interchange fees for accepting credit and debit cards increased 12.1% in the third quarter of 2011 and 11.5% year-to-date, compared to the same periods in 2010. The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Federal Reserve to set rules to implement caps on debit card interchange fees. The Federal Reserve released its final rules, which indicate there will be a reduction in fees. However, the Company is not yet able to determine what the full impact will be on the Company's "Operating, general and administrative expenses".

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities. The Company is responding to this volatility in operating costs by employing technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. Through these initiatives, with the added benefit of a declining market in electricity costs, the Company's electric utility expense decreased by 10.0% in the third quarter of 2011 and 9.3% year-to-date, compared to the same periods in 2010.

The Company may not be able to recover rising expenses through increased prices charged to its customers. Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer. Management does not foresee a change in these trends in the near future.

Investment Income
The Company's investment portfolio consists of short-term money market funds and marketable securities consisting of municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. The Company experienced a $975,000 increase in investment income from gains recognized on the sale of equity securities in the first three quarters of 2011, compared to the same period a year ago. The Company's investment income during the first three quarters of 2011 also increased as a result of strategic investment decisions weighed heavily toward municipal bonds, starting at the end of 2010. Management expects to continue to receive higher returns from marketable securities throughout 2011.

Provision for Income Taxes
The effective income tax rate was 36.3% in the first three quarters of 2011 compared to 36.7% in the same period of 2010. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences relating to tax-free income.

Page 10 of 13 (Form 10-Q)

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

Liquidity and Capital Resources

During the first three quarters of 2011, the Company generated $103.9 million in cash flows from operating activities compared to $112.0 million for the same period in 2010. Since the beginning of the fiscal year, working capital increased 7.9% compared to an increase of 20.5% in the same period of 2010.

Net cash used in investing activities was $111.4 million compared to $25.9 million in the first three quarters of 2011 and 2010, respectively. These funds were used primarily to purchase marketable securities and property and equipment in the quarters presented. The Company purchased $56.2 million of marketable securities in the first three quarters of 2011. Property and equipment purchases during the first three quarters of 2011 totaled $72.2 million compared to $33.6 million in the first three quarters of 2010. As a percentage of sales, capital expenditures were 3.6% and 1.7% in the first three quarters of 2011 and 2010, respectively.

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

Net cash used in financing activities was $23.4 million in the first three quarters of 2011 and 2010, which solely consisted of dividend payments to shareholders. As of September 24, 2011, the Company had outstanding letters of credit of $13.6 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $.87 for the first three quarters of 2011 and 2010. At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $.30 per share and a special one-time dividend of $1.00 per share, payable on November 21, 2011 to shareholders of record as of November 7, 2011. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of September 24, 2011, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $100.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations. However, management is receptive to maintaining a credit facility to fund potential acquisitions.

Page 11 of 13 (Form 10-Q)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the nine months ended September 24, 2011. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 25, 2010 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 25, 2010 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended September 24, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended September 24, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page 12 of 13 (Form 10-Q)

WEIS MARKETS, INC.
PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was a defendant in a lawsuit, filed in 2007, in the United States District Court, District of Maryland, alleging violation of the "Fair and Accurate Credit Transactions Act". The Company agreed to a settlement with a cap of $2,000,000 and the settlement was approved by the Court on July 25, 2011. In connection with the settlement and consultation with its legal counsel, the Company had accrued $750,000 in operating, general and administrative expenses in the accompanying first quarter 2011 consolidated financial statements, as its best estimate of its known expenditures in connection with the settlement.

The Company paid settlement costs associated with the above lawsuit during third quarter 2011 which totaled $554,000. Certain third party administrator charges have not yet been billed or paid and the Company does not expect this amount to exceed $50,000, which was fully accrued.

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

WEIS MARKETS, INC.
(Registrant)

Date 11/03/2011	/S/ David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 11/03/2011	/S/ Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer,
and Treasurer
(Principal Financial Officer)

Page 13 of 13 (Form 10-Q)