Form 10-K
period 2011-12-31
WEIS MARKETS INC
filed 2012-03-15
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $481,000,000 as of June 25, 2011 the last business day of the most recently completed second quarter.

Shares of common stock outstanding as of March 15, 2012 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 15, 2012 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.	Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company's business during fiscal 2011. The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.” The Weis family currently owns approximately 65% of the outstanding shares. Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman and Secretary.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. In addition, some stores offer third party services including: in-store banks, post offices and take-out restaurants. The Company advertises its products and promotes its brand through weekly newspaper circulars; radio and television ads; e-mail blasts; and on-line via its website, social media and recently launched mobile applications. Printed circulars are used extensively on a weekly basis to advertise featured items. The Company utilizes a loyalty card program, “Weis Club Preferred Shopper,” which allows customers to receive discounts, promotions and rewards. The Company currently owns and operates 161 retail food stores. The Company’s operations are reported as a single reportable segment.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2011, 2010, and 2009, respectively:

	2011	2010	2009
Center Store (1)	59.9%	60.9%	61.8%
Fresh (2)	27.9	27.7	27.5
Pharmacy Services	8.8	8.8	8.9
Fuel	3.1	2.3	1.7
Other	0.3	0.3	0.1
Consolidated net sales	100.0%	100.0%	100.0%

(1) Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.

(2) Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2011, Weis Markets, Inc. operated 23 stores in Maryland, 3 stores in New Jersey, 12 stores in New York, 120 stores in Pennsylvania and 2 stores in West Virginia, for a total of 160 retail food stores operating under the Weis Markets trade name. Weis Markets, Inc. also operated one Save-A-Lot retail food store in Pennsylvania.

Page 1 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 1.	Business: (continued)

All retail food store locations, except Save-A-Lot, operate as conventional supermarkets. Save-A-Lot’s limited assortment format serves value-focused customers. The retail food stores range in size from 8,000 to 70,000 square feet, with an average size of approximately 49,000 square feet. The following summarizes the number of stores by size categories as of year-end:

	2011	2011	2010	2010
Square feet	Number of stores	% of Total	Number of stores	% of Total
55,000 to 70,000	46	29%	43	26%
45,000 to 54,999	70	43%	72	44%
35,000 to 44,999	26	16%	27	16%
25,000 to 34,999	13	8%	14	9%
Under 25,000	6	4%	8	5%
Total	161	100%	164	100%

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2011	2010	2009	2008	2007
Beginning store count	164	164	154	154	156
New stores (1)	1	—	11	1	—
Relocations	1	—	—	—	1
Closed stores	(4)	—	(1)	(1)	(2)
Relocated stores	(1)	—	—	—	(1)
Ending store count	161	164	164	154	154
Total square feet (000’s), at year-end	7,877	7,887	7,888	7,402	7,301
Additions/major remodels	9	4	5	8	4

(1) On August 23, 2009, the Company acquired eleven Giant Markets stores located in Broome County, New York including units in Binghamton, Vestal, Endicott, Endwell and Johnson City.

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

The Company operates in a highly competitive market place. The number and the variety of competitors vary by market. The Company’s principal competition consists of international, national, regional and local food chains, as well as independent food stores. The Company also faces substantial competition from convenience stores, membership warehouse clubs, specialty retailers, supercenters and large-scale drug and pharmaceutical chains. The Company continues to effectively compete by offering a strong combination of value, quality and service.

The Company currently employs approximately 17,400 full-time and part-time associates.

Page 2 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 1.	Business: (continued)

Trade Names and Trademarks. The Company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset. The Company is the exclusive licensee of more than 100 other trademarks registered and/or pending in the United States Patent and Trademark Office, including trademarks for its product lines and promotions such as Weis, Weis 2 Go, Weis Wonder Chicken, Price Freeze, Weis Gas-n-Go, From The Field, Weis Baker’s Basket and Healthy Bites. Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

The Company considers its trademarks to be of material importance to its business and actively defends and enforces its rights.

The Company maintains a corporate web site at www.weismarkets.com. The Company makes available, free of charge, on the “Corporate Information” section of its web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material or furnishes it to the U.S. Securities and Exchange Commission (SEC) by clicking on the “SEC Information” link.

The Company’s Corporate Governance materials can be found in the “Corporate Information” section of the Company’s web site. These materials include the corporate governance guidelines; the charters of the Audit, Compensation and Disclosure Committees; and both the Code of Business Conduct and Ethics and the Code of Ethics for the CEO and CFO. A copy of the foregoing corporate governance materials is available upon written request to the Company’s principal executive offices.

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

The Company’s stores are concentrated in central and northeast Pennsylvania, central Maryland, suburban Baltimore regions and the Southern Tier of New York. Changes in economic and social conditions in the Company’s operating regions, including fluctuations in the inflation rate along with changes in population and employment and job growth rates, affect customer shopping habits. These changes may negatively impact sales and earnings. In addition, employment conditions specifically may affect the Company’s ability to hire and train qualified associates. Business disruptions due to weather and catastrophic events historically have been few. The Company’s geographic regions could receive an extreme variance in the amount of annual snowfall that may materially affect sales and expense results.

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

Page 3 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.	Risk Factors: (continued)

The failure to execute expansion plans could have a material adverse effect on the Company's business and results of its operations.

Circumstances outside the Company’s control could negatively impact anticipated capital investments in store, distribution and manufacturing projects, information technology and equipment. The Company cannot determine with certainty whether its new stores will be successful. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on the Company’s business and results of its operations.

Disruptions or security breaches in the Company’s information technology systems could adversely affect results.

The Company’s business is highly dependent on complex information technology systems that are vital to its continuing operations. If the Company was to experience difficulties maintaining existing systems or implementing new systems, significant losses could be incurred due to disruptions in its operations. Additionally, these systems contain valuable proprietary data that, if breached, would have an adverse effect on the Company.

The Company is affected by certain operating costs which could increase or fluctuate considerably.

Associate expenses contribute to the majority of the Company’s operating costs. The Company's financial performance is potentially affected by increasing wage and benefit costs, a competitive labor market, regulatory wage increases and the risk of unionized labor disruptions of its non-union workforce. In addition, the long term growth in associate medical insurance costs continues to outpace the Company’s expenses as a whole. The Company's profit is particularly sensitive to the cost of oil. Oil prices directly affect the Company's product transportation costs, as well as its utility and petroleum-based supply costs. It also affects the costs of its suppliers, which impacts its cost of goods. Even with recently enacted Government legislation, including the Dodd-Frank Amendment, the Company continues to remain concerned about the continual rise in bank interchange fees for accepting payment cards at the point of sale. As the use of payment cards grow and banks continue to raise their rates, this expense continues to decrease profit margins.

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

Page 4 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.	Risk Factors: (continued)

The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012 and is liable for associate health claims up to an annual maximum of $1,250,000 per member as of March 1, 2012. The Company is liable for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000. Although the Company has minimized its exposure on individual claims, the Company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on earnings.

Changes in tax laws may result in higher income tax.

The Company's future effective tax rate may increase from current rates due to changes in laws and the status of pending items with various taxing authorities. Currently, the Company benefits from a combination of its corporate structure and certain state tax laws.

The Company’s investment portfolio may suffer losses from changes in market interest rates and changes in market conditions which could adversely affect results of operations or liquidity.

As of December 31, 2011, the Company had $37.4 million in cash and cash equivalents and $89.3 million in marketable securities. The Company’s marketable securities consist of municipal bonds and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, the Company may experience a reduction in value or loss of liquidity from investments, which may have a negative impact on the Company’s results of operations, liquidity and financial condition.

The Company is a controlled Company due to the common stock holdings of the Weis family.

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 31, 2011. As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, two of the Company’s seven directors are members of the Weis family.

Item 1b.	Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.	Properties:

The Company currently owns and operates 81 of its retail food stores, and leases and operates 80 stores under operating leases that expire at various dates through 2028. The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1.1 million square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet. The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 557,000 square feet. The Company operates an ice cream plant, meat processing plant and milk processing plant in 259,000 square feet at its Sunbury location.

Item 3.	Legal Proceedings:

Neither the Company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business.

Page 5 of 42 (Form 10-K)

WEIS MARKETS, INC.

Executive Officers of the Registrant

The following sets forth the names and ages of the Company’s executive officers as of March 15, 2012, indicating all positions held during the past five years:

Name	Age	Title

Robert F. Weis (a)	92	Chairman of the Board
Jonathan H. Weis (b)	44	Vice Chairman and Secretary
David J. Hepfinger (c)	53	President and Chief Executive Officer
Scott F. Frost (d)	49	Senior Vice President, Chief Financial Officer and Treasurer
Harold G. Graber (e)	56	Senior Vice President of Real Estate and Development
James E. Marcil (f)	53	Senior Vice President of Human Resources
Kurt A. Schertle (g)	40	Senior Vice President of Sales and Merchandising

(a)	Robert F. Weis. The Company has employed Mr. Weis since 1946. Mr. Weis served as Chairman and Treasurer from 1995 until April 2002, at which time he was appointed Chairman of the Board.

(b)	Jonathan H. Weis. The Company has employed Mr. Weis since 1989. Mr. Weis served the Company as Vice President of Property Management and Development from 1996 until April 2002, at which time he was appointed as Vice President and Secretary. In January of 2004, the Board appointed Mr. Weis as Vice Chairman and Secretary.

(c)	David J. Hepfinger. Mr. Hepfinger joined the Company on March 1, 2008 as its President and Chief Operating Officer. Mr. Hepfinger has served the Company as President and Chief Executive Officer since January 1, 2009. Prior to joining the Company, Mr. Hepfinger worked for Price Chopper Supermarkets, a chain of supermarkets headquartered in Rotterdam, NY, for 32 years in various capacities including his last position as Senior Vice President Retail and Administration.

(d)	Scott F. Frost. The Company appointed Mr. Frost as Vice President, Chief Financial Officer and Treasurer on October 26, 2009. In January 2011, Mr. Frost was promoted to Senior Vice President, Chief Financial Officer and Treasurer. Mr. Frost served as Acting Chief Financial Officer, Controller, Assistant Treasurer and Assistant Secretary of the Company during the past five years.

(e)	Harold G. Graber. Mr. Graber joined the Company in October 1989 as the Director of Real Estate. Mr. Graber, who served the Company as Vice President for Real Estate since 1996, was promoted to Senior Vice President of Real Estate and Development in February 2010.

(f)	James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources.

(g)	Kurt A. Schertle. The Company hired Mr. Schertle on March 1, 2009 as its Vice President of Sales and Merchandising. In February 2010, Mr. Schertle was promoted to Senior Vice President of Sales and Merchandising. Prior to joining the Company, Mr. Schertle was President and Chief Operating Officer of Tree Top Kids, a specialty toy retailer, from 2007 until 2009. Mr. Schertle has more than 20 years of food retailing experience, mostly with SUPERVALU, where he worked in various capacities including his last position as a Senior Vice President for Marketing and Merchandising from 2005 until 2007.

Page 6 of 42 (Form 10-K)

WEIS MARKETS, INC.

PART II

Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings, on December 31, 2011 as provided by the Company's transfer agent was 6,371. High and low stock prices and dividends paid per share for the last two fiscal years were:

	2011			2010
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$40.96	$38.67	$.29	$36.92	$32.56	$.29
Second	41.82	38.03	.29	38.32	32.61	.29
Third	42.20	36.64	.29	38.46	32.56	.29
Fourth	42.01	36.52	1.30	41.30	37.66	.29

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

Comparative Five-Year Total Returns

	2006	2007	2008	2009	2010	2011
Weis Markets, Inc.	100.00	102.30	89.12	99.66	114.17	119.39
S&P500	100.00	105.49	66.46	84.04	96.70	98.74
Peer Group	100.00	117.55	90.96	93.18	109.83	125.36

Page 7 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 6.	Selected Financial Data:

The following selected historical financial information has been derived from the Company's audited consolidated financial statements. This information should be read in connection with the Company's Consolidated Financial Statements and the Notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

Five Year Review of Operations

	53 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
(dollars in thousands, except shares,	Ended	Ended	Ended	Ended	Ended
per share amounts and store information)	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008	Dec. 29, 2007
Net sales	$2,752,504	$2,620,378	$2,516,175	$2,422,361	$2,318,551
Costs and expenses	2,638,224	2,515,062	2,419,824	2,354,780	2,243,587
Income from operations	114,280	105,316	96,351	67,581	74,964
Investment income	3,326	2,069	1,556	2,532	2,795
Income before provision for income taxes	117,606	107,385	97,907	70,113	77,759
Provision for income taxes	42,022	39,094	35,107	23,118	26,769
Net income	75,584	68,291	62,800	46,995	50,990
Retained earnings, beginning of year	864,132	827,042	795,473	779,760	760,531
	939,716	895,333	858,273	826,755	811,521

Less cumulative effect of change in accounting for income taxes	—	—	—	—	452
Cash dividends	58,370	31,201	31,231	31,282	31,309
Retained earnings, end of year	$881,346	$864,132	$827,042	$795,473	$779,760
Weighted-average shares outstanding, diluted	26,898,443	26,898,443	26,920,551	26,966,647	26,993,997
Cash dividends per share	$2.17	$1.16	$1.16	$1.16	$1.16
Basic and diluted earnings per share	$2.81	$2.54	$2.33	$1.74	$1.89
Working capital	$219,959	$233,389	$173,159	$158,932	$157,385
Total assets	$1,029,004	$992,081	$916,515	$848,214	$840,069
Shareholders’ equity	$745,886	$728,127	$690,764	$661,100	$648,228
Number of grocery stores	161	164	164	154	154

Page 8 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Weis Markets, Inc., its operations and its present business environment. The MD&A is provided as a supplement to and should be read in conjunction with the consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. The following analysis should also be read in conjunction with the Financial Statements included in the 2011 Quarterly Reports on Form 10-Q and the 2010 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned “Forward-Looking Statements” immediately following this analysis. This overview summarizes the MD&A, which includes the following sections:

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

Company Overview

General

Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania. Today, the Company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of December 31, 2011, the Company operated 161 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Strategic Imperatives

The following strategic imperatives will ensure the success of the Company in the coming years:

•	Growth and Profitability – The Company continues to focus on sales and profits growth, improved operating discipline, increased productivity and positive cash flow. It will continue to invest in its growth by investing in new stores, remodels and additions and strategic acquisitions. It will also make substantial investments in its information technology systems and distribution network. The Company believes disciplined growth will increase its market share and operating profits, resulting in enhanced shareholder value.

•	Merchandising and Operational Differentiation – The Company has identified product pricing, locally focused store assortments, shopping experience, overall convenience and customer service to maintain its differentiation versus its competitors. As part of this strategy, management is committed to offering its customers a strong combination of quality, service and value. It will continue to offer competitive prices on branded and private brand products to meet and exceed customers’ expectations.

Page 9 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview, Strategic Imperatives (continued)

•	Talent Management – In support of the Company’s growth and sales building strategies, senior management is committed to the continued development of its management group, particularly in its stores. It is working to increase its bench strength to ensure succession preparedness, and to improve overall associate performance.

•	Supply Chain – Management will continue to streamline its supply chain by improving inventory turns, cost per case, in-stock position and overall service levels, which will help improve in-store conditions and result in increased sales and profits.

•	Information Technology Initiatives – The Company will increase its investment in information technology to improve associate productivity, overall store conditions and the overall customer experience with user-friendly, support driven systems. These investments will also result in improved inventory management and shelf replenishment practices.

•	Sustainability Strategy - The Company continued to focus on green best-practices, conservation, food and agricultural impact and social responsibility. In 2011, it recycled 46 million pounds of cardboard, 1.5 million pounds of plastic bags, 45 tons of office paper and over 10 tons of pharmacy plastics. The Company also replaced its existing lighting system at its 1.1 million square-foot distribution center with low watt florescent and LED lighting, reducing energy consumption by 80% and operating costs by 30%. Its new store prototypes contain skylights that harvest natural daylight to reduce lighting costs, LED lighting and motion sensors in its frozen departments and energy management systems. All Company stores have an assigned Energy Captain to promote in-store energy conservation. This effort has decreased overall store energy usage by 3%, reducing energy costs by $1.1 million dollars.

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)
For the Fiscal Years Ended December 31, 2011				Percent Changes
December 25, 2010 and December 26, 2009	2011	2010	2009	2011 vs.	2010 vs.
	(53 weeks)	(52 weeks)	(52 weeks)	2010	2009
Net sales	$2,752,504	$2,620,378	$2,516,175	5.0%	4.1%
Cost of sales, including warehousing and distribution expenses	2,016,649	1,906,753	1,838,003	5.8	3.7
Gross profit on sales	735,855	713,625	678,172	3.1	5.2
Gross profit margin	26.7%	27.2%	27.0%
Operating, general and administrative expenses	621,575	608,309	581,821	2.2	4.6
O, G & A, percent of net sales	22.6%	23.2%	23.1%
Income from operations	114,280	105,316	96,351	8.5	9.3
Operating Margin	4.2%	4.0%	3.8%
Investment income	3,326	2,069	1,556	60.8	33.0
Investment income, percent of net sales	0.1%	0.1%	0.1%
Income before provision for income taxes	117,606	107,385	97,907	9.5	9.7
Provision for income taxes	42,022	39,094	35,107	7.5	11.4
Effective tax rate	35.7%	36.4%	35.9%
Net income	$75,584	$68,291	$62,800	10.7%	8.7%
Net income, percent of net sales	2.7%	2.6%	2.5%
Basic and diluted earnings per share	$2.81	$2.54	$2.33	10.6%	9.0%

Page 10 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

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

Comparable store sales increased 6.1% in 2011, a 53-week period, compared to 2010, a 52-week period, while total sales increased 5.0%. Excluding fuel sales, comparable store sales increased 5.3% in 2011 compared to 2010, while total sales increased 4.2%. The Company’s comparable store sales, adjusting for the extra week in 2011, increased 4.2% compared to 2010, while total sales increased 4.1%. Excluding fuel sales and adjusting for the extra week in 2011, comparable store sales increased 3.5% in 2011 compared to 2010, while total sales increased 3.3%. The Company’s 2011 sales were impacted by the divestiture of 25 underperforming SuperPetz stores and four supermarkets. Comparable store sales increased 1.0% in 2010 compared to 2009, also a 52-week period, while total sales increased 4.1%. Excluding fuel sales, comparable store sales increased 0.3% in 2010 compared to 2009, while total sales increased 3.5%.

Slow economic growth and high unemployment continue to impact the Company’s markets. Many customers remain cautious in their spending and continue to focus on value and long-term savings. To meet these needs, the Company continued to make significant investments in its “Price Freeze” and “Get Grillin’ Weis” promotional programs. The Company ran two successful 90-day “Price Freeze” programs in 2011. The programs froze 2,400 and 1,600 staple item prices, respectively. The Company launched an eighth round of its “Price Freeze” program on January 8, 2012. This program froze prices of approximately 1,700 staple items for a 90-day period. The “Get Grillin’ Weis” promotional program was a seasonal cross-merchandising program linking meat items to specific general merchandise items such as gas grills and patio furniture, as well as complementary grocery and perishable items. This program also lowered prices of approximately 1,000 staple items for a fourteen-week period.

In addition to the “Price Freeze” and “Get Grillin’ Weis” promotional programs, the Company also offered its “Gas Rewards” program in most markets. The “Gas Rewards” program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company’s markets, at Manley’s Mighty Mart Valero locations, in the Binghamton, NY market or at any of the eighteen Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits. During 2011, the Company generated a 4.5% increase in average sales per customer transaction while the number of identical customer store visits increased by 2.1%. In the fourth quarter of 2011, in preparation for the Company’s 100th anniversary celebration in 2012, the Company launched its Gold Card program, an extension of its existing Preferred Club Shopper program. The Gold Card program targets the Company’s best shoppers with personalized offers and strong values to help them save money.

Adjusting for the extra week in 2011, pharmacy sales increased 2.3% in 2011 versus 2010 and 2.1% in 2010 versus 2009. The pharmacy-based immunization program was expanded to all stores and currently has 272 pharmacists (representing 97% of its pharmacist staff) who are certified by their respective Board of Pharmacy to administer vaccines. The Company also leveraged increased customer counts to drive trial usage and loyalty through existing marketing channels. Category expansion and better private brand penetration in key health care over-the-counter categories were successful in mitigating mass and chain drug store intrusion.

Page 11 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Within the Fresh Category, meat and produce sales remained strong, providing positive results to the Company. Adjusting for the extra week in 2011, meat sales increased 4.5% in 2011 compared to 2010. This increase is credited to better in-store execution of merchandising plans, which has helped increase the number of units sold, and product inflation in all meat categories, with the exception of the poultry category. Adjusting for the extra week in 2011, produce sales increased 4.9% in 2011 compared to 2010 and 3.4% in 2010 compared to 2009. The 2011 results were attributable to a combination of an increase in produce units sold, solid in-store execution of merchandising plans and product inflation. Adjusting for the extra week in 2011, dairy sales increased 6.7% in 2011 compared to 2010, as a result of continued product inflation throughout the dairy category in 2011. Dairy sales increased 3.2% in 2010 when compared with 2009, when the Company experienced significant price deflation in key dairy categories, notably eggs and milk.

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

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), warehouse and transportation costs, as well as manufacturing facility operations.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 4.8% in 2011 and 0.4% in 2010 and 2009. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased 6.3% for 2011 compared to an increase of 3.9% for 2010 and a decrease of 1.4% for 2009. Despite the fluctuation of retail and wholesale prices, the Company maintained a gross profit rate of 26.7% in 2011.

Because of significant wholesale price inflation during the year, the Company experienced a LIFO charge of $8.7 million for 2011, compared to a charge of $2.9 million for 2010 and a gain of $826,000 in 2009. The Company is expecting moderate wholesale price inflation in 2012.

The Company's profitability is particularly impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores increased 0.1% in 2011 compared to 2010. According to the U.S. Department of Energy, the average U.S. diesel fuel price increased $0.55 per gallon to $3.79 per gallon as of December 31, 2011, compared to $3.24 per gallon as of December 25, 2010. Based upon the U.S. Department of Energy’s current estimate, the Company is expecting diesel fuel prices to continue to increase in 2012.

Although the Company experienced product cost inflation for both 2011 and 2010 and deflation in 2009, management does not feel it can accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Page 12 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs, inclusive of the extra week in 2011, increased 3.3% compared to 2010 and 3.9% in 2010 compared to 2009, of which 3.6% of the increase is related to the Giant Markets acquisition. As a percent of sales, employee-related costs decreased 0.2% and direct store labor decreased 0.1% in 2011 as compared to 2010.

The Company expensed $111,000, $798,000 and $1.3 million in 2011, 2010 and 2009, respectively, due to adjustments made to the non-qualified supplemental executive retirement plan resulting from a rise in the equity market. In 2009, additional profit-sharing plan contributions of $1.1 million were made to compensate participants for the decline in the equity markets (see Note 6 Retirement Plans of Notes to the Consolidated Financial Statements.)

The Company’s self-insured health care benefit expenses decreased 0.5% in 2011 compared to 2010 and increased 5.9% in 2010 compared to 2009, of which 4.2% of the increase is related to the Giant Markets acquisition. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses.

Depreciation expense was $59.4 million, or 2.2% of total sales, for 2011 compared to $55.1 million, or 2.1% of total sales, for 2010 and $53.4 million, or 2.1% of total sales, for 2009. The increase in depreciation expense, in total dollars, was the result of additional capital expenditures as the Company implements its capital expansion program. See the Liquidity and Capital Resources section for further information regarding the capital expansion program.

The Company’s interchange fees for accepting electronic payments increased 8.3% to $19.3 million in 2011 compared to 2010 and 15.4% to $17.8 million in 2010 compared to 2009, of which 4.4% of the increase is related to the Giant Markets acquisition. The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Federal Reserve to set rules to implement caps on debit card interchange fees. The Federal Reserve released its final rules, which indicate there will be a reduction in fees. However, the Company is currently unable to determine the full impact of these rules on its “Operating, general and administrative expenses”.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities. The Company is responding to this volatility in operating costs by employing technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. Through these initiatives, with the added benefit of a declining market in electricity costs, the Company’s utility expense decreased by 6.3% in 2011 compared to 2010.

Due to the below average snow fall in 2011, snow removal costs decreased $150,000 compared to 2010. In 2010, the snow fall was above average in the Mid-Atlantic states, the Company's operating region, resulting in increased costs of $977,000 compared to 2009.

The Company may not be able to recover rising expenses through increased prices charged to its customers. Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer. Management does not foresee a change in these trends in the near future.

The Company’s income benefited from the sale of cardboard salvage, which increased $1.2 million in 2011 compared to 2010 and $1.9 million in 2010 compared to 2009, as market prices significantly increased.

Page 13 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Investment Income

The Company’s investment portfolio consists of marketable securities which currently includes municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. The Company experienced a $975,000 increase in investment income from gains recognized on the sale of equity securities in 2011 compared to 2010. The Company’s investment income during 2011 also increased as a result of strategic investment decisions weighed heavily toward municipal bonds, starting at the end of 2010. Due to declining yields on short-term money market funds, the Company experienced a $210,000 decrease in interest income in 2010 compared to 2009.

Provision for Income Taxes

The effective income tax rate was 35.7%, 36.4% and 35.9% in 2011, 2010, and 2009, respectively. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

Income is earned by selling merchandise at price levels that produce revenues in excess of cost of merchandise sold and operating and administrative expenses. Although the Company may experience short term fluctuations in its earnings due to unforeseen short-term operating cost increases, it historically has been able to increase revenues and maintain stable earnings from year to year.

Liquidity and Capital Resources

Net cash provided by operating activities was $152.4 million in 2011 compared to $146.7 million in 2010 and $118.9 million in 2009. Working capital decreased 5.8% in 2011 and increased 34.8% and 9.0% in 2010 and 2009, respectively. The decrease in working capital is a result of the special dividend issued to shareholders in the fourth quarter of 2011.

Net cash used in investing activities was $165.8 million in 2011 compared to $73.5 million in 2010, and $78.0 million in 2009. These funds were used primarily for property and equipment purchases in the three fiscal years presented. Property and equipment purchases, including the 2009 acquisition of a business, totaled $110.5 million in 2011 compared to $69.9 million in 2010 and $81.1 million in 2009. In 2009, the Company acquired eleven Giant Markets stores for $35.8 million. As a percentage of sales, capital expenditures were 4.0%, 2.7% and 2.1% in 2011, 2010 and 2009, respectively. The Company also purchased $81.9 million of marketable securities in 2011, compared to $12.2 million in 2010.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s processing and distribution facilities. Management estimates that its current development plans will require an investment of approximately $125.0 million in 2012.

Net cash used in financing activities during 2011 was $58.4 million compared to $31.2 million in 2010 and $33.2 million in 2009. The majority of the financing activities consisted of dividend payments to shareholders, including a special dividend declaration during the fourth quarter of 2011. At December 31, 2011, the Company had outstanding letters of credit of $15.9 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $2.17 in 2011 and $1.16 in both 2010 and 2009. No treasury stock was purchased in 2011, compared to treasury stock purchases of $2,000 in 2010 and $2.0 million in 2009. The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Page 14 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (continued)

The Company has no other commitment of capital resources as of December 31, 2011, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $125.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations. However, management is considering both a short-term and long-term credit facility to fund working capital needs and potential acquisitions.

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings. The Company’s marketable securities portfolio currently consists of municipal bonds and equity securities. Other short-term investments are classified as cash equivalents on the Consolidated Balance Sheets.

The Company’s unrealized holding gains net of deferred taxes were $1.4 million, $405,000 and $68,000 in 2011, 2010 and 2009, respectively (see Consolidated Statements of Comprehensive Income). As of December 31, 2011, the Company had $9.2 million in gross unrealized holding gains in marketable securities (see Note 2 Marketable Securities of Notes to the Consolidated Financial Statements).

By their nature, these financial instruments inherently expose the holders to market risk. The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the Company believes that its exposure in this area is not material.

Under its current policies, the Company invests in high-grade marketable securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations. Currently, the Company’s investment strategy of obtaining marketable securities with maturity dates between one and ten years helps to minimize market risk and to maintain a balance between risk and return. The equity securities owned by the Company consist primarily of stock held in large capitalized companies trading on public security exchange markets. The Company’s management continually monitors the risk associated with its marketable securities. A quantitative tabular presentation of risk exposure is located in “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” of this report.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 31, 2011.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$203,349	$29,090	$57,361	$45,558	$71,340
Total	$203,349	$29,090	$57,361	$45,558	$71,340

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows.

Page 15 of 42 (Form 10-K)

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

Vendor Allowances

Vendor allowances related to the Company's buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with its underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through our distribution system are recorded in cost of sales as the required performance is completed. Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially set up in the Company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to seven years. At December 31, 2011, closed store lease liabilities totaled $756,000. The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which changes become known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Page 16 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers’ compensation claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012 and is liable for associate health claims up to an annual maximum of $1,250,000 per member as of March 1, 2012. The Company is liable for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 31, 2011	2012	2013	2014	2015	2016	Thereafter	Total	Dec. 31, 2011
Rate sensitive assets:
Fixed interest rate securities	$—	$21,805	$15,265	$13,200	$3,100	$18,150	$71,520	$79,900
Average interest rate	—	1.14%	1.49%	2.20%	3.13%	3.40%	2.04%

Other Relevant Market Risks

The Company’s equity securities at December 31, 2011 had a cost basis of $1,713,000 and a fair value of $9,448,000. The dividend yield realized on these equity investments was 5.03% in 2011. Market risk, as it relates to equities owned by the Company, is discussed within the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Page 17 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 8.	Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
December 31, 2011 and December 25, 2010	2011	2010

Assets
Current:
Cash and cash equivalents	$37,392	$109,140
Marketable securities	89,348	25,759
Accounts receivable, net	52,410	53,302
Inventories	226,191	231,021
Prepaid expenses	8,995	6,439
Income taxes recoverable	1,226	2,712
Total current assets	415,562	428,373
Property and equipment, net	575,003	525,062
Goodwill	35,162	35,162
Intangible and other assets, net	3,277	3,484
Total assets	$1,029,004	$992,081

Liabilities
Current:
Accounts payable	$132,092	$134,278
Accrued expenses	35,081	28,803
Accrued self-insurance	18,103	19,163
Deferred revenue, net	6,197	6,922
Deferred income taxes	4,130	5,818
Total current liabilities	195,603	194,984
Postretirement benefit obligations	14,434	14,622
Deferred income taxes	73,081	54,348
Total liabilities	283,118	263,954
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued	9,949	9,949
Retained earnings	881,346	864,132
Accumulated other comprehensive income, net	5,448	4,903
	896,743	878,984
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	745,886	728,127
Total liabilities and shareholders’ equity	$1,029,004	$992,081

See accompanying notes to consolidated financial statements.

Page 18 of 42 (Form 10-K)

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 31, 2011,	2011	2010	2009
December 25, 2010 and December 26, 2009	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$2,752,504	$2,620,378	$2,516,175
Cost of sales, including warehousing and distribution expenses	2,016,649	1,906,753	1,838,003
Gross profit on sales	735,855	713,625	678,172
Operating, general and administrative expenses	621,575	608,309	581,821
Income from operations	114,280	105,316	96,351
Investment income	3,326	2,069	1,556
Income before provision for income taxes	117,606	107,385	97,907
Provision for income taxes	42,022	39,094	35,107
Net income	$75,584	$68,291	$62,800

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,920,551

Cash dividends per share	$2.17	$1.16	$1.16
Basic and diluted earnings per share	$2.81	$2.54	$2.33

See accompanying notes to consolidated financial statements.

Page 19 of 42 (Form 10-K)

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)
For the Fiscal Years Ended December 31, 2011,	2011	2010	2009
December 25, 2010 and December 26, 2009	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$75,584	$68,291	$62,800
Other comprehensive income by component, net of tax:
Unrealized holding gains arising during period
(Net of deferred taxes of $923, $288 and $47, respectively)	1,391	405	68
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $601, $93 and $0, respectively)	(846)	(130)	—
Other comprehensive income, net of tax	545	275	68
Comprehensive income, net of tax	$76,129	$68,566	$62,868

See accompanying notes to consolidated financial statements.

Page 20 of 42 (Form 10-K)

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 31, 2011,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 25, 2010 and December 26, 2009	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 27, 2008	33,047,807	$9,949	$795,473	$4,560	6,081,908	$(148,882)	$661,100
Net income	—	—	62,800	—	—	—	62,800
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	68	—	—	68
Treasury stock purchased	—	—	—	—	67,407	(1,973)	(1,973)
Dividends paid	—	—	(31,231)	—	—	—	(31,231)

Balance at December 26, 2009	33,047,807	9,949	827,042	4,628	6,149,315	(150,855)	690,764
Net income	—	—	68,291	—	—	—	68,291
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	275	—	—	275
Treasury stock purchased	—	—	—	—	49	(2)	(2)
Dividends paid	—	—	(31,201)	—	—	—	(31,201)

Balance at December 25, 2010	33,047,807	9,949	864,132	4,903	6,149,364	(150,857)	728,127
Net income	—	—	75,584	—	—	—	75,584
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	545	—	—	545
Dividends paid	—	—	(58,370)	—	—	—	(58,370)

Balance at December 31, 2011	33,047,807	$9,949	$881,346	$5,448	6,149,364	$(150,857)	$745,886

See accompanying notes to consolidated financial statements.

Page 21 of 42 (Form 10-K)

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 31, 2011,	2011	2010	2009
December 25, 2010 and December 26, 2009	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$75,584	$68,291	$62,800
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,185	48,567	47,201
Amortization	6,198	6,491	6,207
(Gain) loss on disposition / impairment of fixed assets	(576)	(1,023)	60
Gain on sale of marketable securities	(1,447)	(223)	—
Changes in operating assets and liabilities:
Inventories	4,830	(8,006)	(27,780)
Accounts receivable and prepaid expenses	(1,664)	(1,272)	(8,066)
Income taxes recoverable	1,486	(2,712)	—
Accounts payable and other liabilities	2,119	297	37,472
Income taxes payable	—	(484)	(254)
Deferred income taxes	16,723	38,195	1,372
Other	(4,029)	(1,379)	(93)
Net cash provided by operating activities	152,409	146,742	118,919
Cash flows from investing activities:
Purchase of property and equipment	(110,517)	(69,869)	(45,249)
Proceeds from the sale of property and equipment	2,097	2,013	991
Purchase of marketable securities	(81,885)	(12,245)	—
Proceeds from maturities of marketable securities	8,620	6,296	2,197
Proceeds from the sale of marketable securities	16,019	341	—
Acquisition of business	—	—	(35,802)
Purchase of intangible assets	(121)	—	(138)
Net cash used in investing activities	(165,787)	(73,464)	(78,001)
Cash flows from financing activities:
Dividends paid	(58,370)	(31,201)	(31,231)
Purchase of treasury stock	—	(2)	(1,973)
Net cash used in financing activities	(58,370)	(31,203)	(33,204)
Net (decrease) increase in cash and cash equivalents	(71,748)	42,075	7,714
Cash and cash equivalents at beginning of year	109,140	67,065	59,351
Cash and cash equivalents at end of year	$37,392	$109,140	$67,065

See accompanying notes to consolidated financial statements.

Page 22 of 42 (Form 10-K)

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s consolidated financial statements:

(a) Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company's business during fiscal 2011.

(b) Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. Fiscal 2011 was comprised of 53 weeks, ending on December 31, 2011. Fiscal 2010 and 2009 were comprised of 52 weeks, ending on December 25, 2010 and December 26, 2009. References to years in this annual report relate to fiscal years.

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

(e) Reclassifications

The Company reclassified certain immaterial amounts in the 2009 Consolidated Statements of Income.

(f) Cash and Cash Equivalents

The Company maintains its cash balances in the form of core checking accounts and money market accounts. The Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 31, 2011 and December 25, 2010 totaled $17.8 million and $76.6 million, respectively.

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

(h) Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $1,415,000 and $1,037,000 as of December 31, 2011 and December 25, 2010, respectively. The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks and manufacturing customers. The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions. Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

Page 23 of 42 (Form 10-K)

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

(j) Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided on the cost of buildings and improvements and equipment principally using accelerated methods. Leasehold improvements are amortized using the straight-line method over the terms of the leases or the useful lives of the assets, whichever is shorter.

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

The Company’s intangible assets and related accumulated amortization at December 31, 2011 and December 25, 2010 consisted of the following:

		December 31, 2011			December 25, 2010
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Non-Compete Agreements	$1,200	$1,040	$160	$1,200	$960	$240
Lease Acquisitions	5,409	2,795	2,614	5,409	2,546	2,863

Total	$6,609	$3,835	$2,774	$6,609	$3,506	$3,103

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods ranging from 15 to 20 years. Estimated amortization expense for the next five fiscal years is approximately $325,000 in 2012, $321,000 in 2013, $236,000 in 2014, $236,000 in 2015 and $236,000 in 2016. As of December 31, 2011, the Company has no intangible assets, other than goodwill, with indefinite lives.

Page 24 of 42 (Form 10-K)

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

(m) Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to seven years. Closed store lease liabilities totaled $756,000 and $1.1 million as of December 31, 2011 and December 25, 2010, respectively. The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.

(n) Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012 and is liable for associate health claims up to an annual maximum of $1,250,000 per member as of March 1, 2012. The Company is liable for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.

(o) Income Taxes

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

(p) Earnings Per Share

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

Page 25 of 42 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(q) Revenue Recognition

Revenue from the sale of products to the Company’s customers is recognized at the point of sale. Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold. Periodically, the Company will run a point based sales incentive program that rewards customers with future sales discounts. The Company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software. Sales are reduced by these estimates over the life of the program. Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts. The Company records “Deferred revenue” for the sale of gift cards and revenue is recognized in “Net sales” at the time of customer redemption for products. Gift card breakage income is recognized in “Operating, general and administrative expenses” based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Merchandise return activity is immaterial to revenues.

(r) Cost of Sales, Including Warehousing and Distribution Expenses

“Cost of sales, including warehousing and distribution expenses” consists of direct product (net of discounts and allowances), warehouse and transportation costs, as well as manufacturing facility operations.

(s) Vendor Allowances

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

Vendor allowances recorded as credits in cost of sales totaled $66.5 million in 2011, $60.3 million in 2010 and $54.9 million in 2009. Vendor paid cooperative advertising credits totaled $18.2 million in 2011, $18.8 million in 2010 and $17.1 million in 2009. These credits were netted against advertising costs within “Operating, general and administrative expenses.” The Company had accounts receivable due from vendors of $95,000 and $256,000 for earned advertising credits and $4.5 million and $5.3 million for earned promotional discounts as of December 31, 2011 and December 25, 2010, respectively. The Company had $1.1 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 31, 2011 and December 25, 2010.

(t) Operating, General and Administrative Expenses

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

Page 26 of 42 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(u) Advertising Costs

The Company expenses advertising costs as incurred. The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $24.7 million in 2011, $25.1 million in 2010 and $23.4 million in 2009 in “Operating, general and administrative expenses.”

(v) Rental Income

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.” All leases are operating leases, as disclosed in Note 5, and do not contain upfront considerations.

(w) Current Relevant Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued additional authoritative guidance on fair value measurements. The guidance requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. In addition, significant transfers between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. The guidance was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of the new guidance did not have an impact on the Company’s consolidated financial position, as this guidance relates only to additional disclosures. In addition, the guidance requires that in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity separately disclose information about purchases, sales, issuances and settlements on a gross basis rather than as one net number. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of the new guidance did not have an impact on the Company’s consolidated financial position, as the Company has no Level 3 inputs.

In December 2010, FASB issued additional authoritative guidance on goodwill impairment. The guidance modifies step 1 of the goodwill impairment test for entities with a zero or negative carrying value to require entities to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The guidance allows an entity to use either the equity or the enterprise valuation premise to determine the carrying amount of a reporting unit. The guidance was effective for impairment tests performed during fiscal years, and interim periods within those years, beginning after December 15, 2010. Adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

In December 2010, FASB issued additional authoritative guidance on business combinations. The guidance provides clarification regarding pro forma revenue and earnings disclosure requirements for business combinations. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose only revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance was effective prospectively for business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of the new guidance did not have an impact on the Company’s consolidated financial statements.

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

Page 27 of 42 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(w) Current Relevant Accounting Standards (continued)

In June 2011, FASB issued new authoritative guidance on the presentation of comprehensive income. The new guidance requires an entity to present the components of net income and other comprehensive income either in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, FASB amended this guidance to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications. The deferral did not affect the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The Company elected for early adoption of the requirements to present a separate comprehensive income statement in 2011. Adoption of the new guidance did not have an impact on the Company’s consolidated financial statements, as the guidance impacted presentation only.

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

In December 2011, the FASB and International Accounting Standards Board jointly issued additional authoritative guidance to enhance disclosure requirements, including both gross and net information, for instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. The Company is currently assessing the impact of this guidance on its disclosures. Adoption of the new guidance will not have an impact on the Company’s consolidated financial statements, as the guidance impacts disclosure requirements only.

Page 28 of 42 (Form 10-K)

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

The Company’s marketable securities valued using Level 1 inputs include highly liquid equity securities, for which quoted market prices are available. The Company’s bond portfolio is valued using Level 2 inputs. The Company’s bonds are valued using a combination of pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs, which are considered Level 2 inputs.

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment brokerage firm(s) which include various third party pricing services such as FT Interactive Data, Reuters, Bloomberg and JP Morgan Pricing Direct. These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value.

Marketable securities, as of December 31, 2011 and December 25, 2010, consisted of:

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 31, 2011	Cost	Gains	Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,713	$7,735	$—	$9,448

Level 2
Municipal bonds	78,388	1,512	—	79,900

	$80,101	$9,247	$—	$89,348

		Gross	Gross
		Unrealized	Unrealized
(dollars in thousands)	Amortized	Holding	Holding	Fair
December 25, 2010	Cost	Gains	Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,756	$8,368	$—	$10,124

Level 2
Municipal bonds	15,623	12	—	15,635

	$17,379	$8,380	$—	$25,759

Maturities of marketable securities classified as available-for-sale at December 31, 2011, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due after one year through five years	$53,412	$53,459
Due after five years through ten years	23,479	24,944
Due after ten years	1,497	1,497
Equity securities	1,713	9,448

	$80,101	$89,348

Page 29 of 42 (Form 10-K)

WEIS MARKETS, INC.

Note 3 Inventories

Merchandise inventories, as of December 31, 2011 and December 25, 2010, were valued as follows:

(dollars in thousands)	2011	2010
LIFO	$173,879	$190,038
Average cost	52,312	40,983

	$226,191	$231,021

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $77,129,000 and $68,402,000 higher than as reported on the above methods as of December 31, 2011 and December 25, 2010, respectively. During 2011, the Company realized a decrement of $5.6 million in its LIFO pools.

Note 4 Property and Equipment

Property and equipment, as of December 31, 2011 and December 25, 2010, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2011	2010
Land		$93,676	$91,596
Buildings and improvements	10-60	492,024	447,648
Equipment	3-12	759,158	714,308
Leasehold improvements	5-20	144,057	142,319

Total, at cost		1,488,915	1,395,871
Less accumulated depreciation and amortization		913,912	870,809

		$575,003	$525,062

Note 5 Lease Commitments

At December 31, 2011, the Company leased approximately 50% of its open store facilities under operating leases that expire at various dates through 2028. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term. The Company does not have any leases that include capital improvement funding or other lease concessions.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2011	2010	2009
Minimum annual rentals	$30,970	$33,285	$31,436
Contingent rentals	512	598	569
Lease or sublease income	(6,704)	(6,514)	(6,482)

	$24,778	$27,369	$25,523

Page 30 of 42 (Form 10-K)

WEIS MARKETS, INC.

Note 5 Lease Commitments (continued)

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011.

(dollars in thousands)	Leases	Subleases
2012	$29,090	$(3,054)
2013	29,321	(2,787)
2014	28,040	(2,424)
2015	24,365	(2,102)
2016	21,193	(1,769)
Thereafter	71,340	(2,175)

	$203,349	$(14,311)

The Company has $139,200 accrued as of December 31, 2011 and had $531,000 accrued as of December 25, 2010, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received. The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

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

Retirement plan costs:

(dollars in thousands)	2011	2010	2009
Retirement savings plan	$1,242	$1,134	$1,070
Profit-sharing plan	1,650	1,414	2,000
Employee stock bonus plan	—	(3)	2
Deferred compensation plan	(26)	570	570
Supplemental retirement plan	111	798	1,304
Pharmacist deferred compensation plan	(17)	81	(4)

	$2,960	$3,994	$4,942

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

Page 31 of 42 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans (continued)

Change in the benefit obligations:

(dollars in thousands)	2011	2010
Benefit obligations at beginning of year	$7,744	$7,406
Interest cost	564	538
Benefit payments	(232)	(232)
Actuarial (loss) gain	(589)	32

	$7,487	$7,744

Weighted-average assumptions used to determine benefit obligations:	2011	2010
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:

(dollars in thousands)	2011	2010	2009
Interest cost	$564	$538	$513
Amount of recognized gain	821	200	175

Estimated future benefit payments:

(dollars in thousands)	Benefits
2012	$51
2013	1,462
2014	1,462
2015	1,462
2016	1,462
2017 – 2021	7,309

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates. These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. These plans are unfunded and accounted for on an accrual basis. Participants in these plans are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan. The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion. The allocation among the various plan participants is made in relationship to their compensation, years of service and job performance. Plan participants are 100% vested in their accounts after six years of service with the Company. Benefits are distributed among participants upon reaching the applicable retirement age. Substantial risk of benefit forfeiture does exist for participants in these plans. The present value of accumulated benefits amounted to $6,999,000 and $7,109,000 at December 31, 2011 and December 25, 2010, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

The Company has no other postretirement benefit plans.

Page 32 of 42 (Form 10-K)

WEIS MARKETS, INC.

Note 7 Income Taxes

The provision (benefit) for income taxes consists of:

(dollars in thousands)	2011	2010	2009
Current:
Federal	$24,518	$1,578	$30,415
State	781	(679)	3,320
Deferred:
Federal	12,731	33,612	1,805
State	3,992	4,583	(433)

	$42,022	$39,094	$35,107

The reconciliation of income taxes computed at the federal statutory rate (35% in 2011, 2010 and 2009) to the provision for income taxes is:

(dollars in thousands)	2011	2010	2009
Income taxes at federal statutory rate	$41,151	$37,585	$34,268
State income taxes, net of federal income tax benefit	2,558	2,538	1,877
Other	(1,687)	(1,029)	(1,038)
Provision for income taxes (effective tax rate 35.7%, 36.4% and 35.9%, respectively)	$42,022	$39,094	$35,107

Cash paid for income taxes was $21,000,000, $4,123,000 and $34,305,000 in 2011, 2010 and 2009, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2011 and December 25, 2010, are:

(dollars in thousands)	2011	2010
Deferred tax assets:
Accounts receivable	$403	$190
Compensated absences	495	520
Long term employment incentives	1,554	—
Employee benefit plans	3,496	4,080
General liability insurance	1,074	1,413
Postretirement benefit obligations	5,931	6,064
Net operating loss carryforwards	6,825	9,253

Total deferred tax assets	19,778	21,520

Deferred tax liabilities:
Inventories	(5,511)	(7,191)
Unrealized gains on marketable securities	(3,799)	(3,477)
Nondeductible accruals and other	(1,021)	(195)
Depreciation	(86,658)	(70,823)

Total deferred tax liabilities	(96,989)	(81,686)

Net deferred tax liability	$(77,211)	$(60,166)

Current deferred liability - net	$(4,130)	$(5,818)
Noncurrent deferred liability - net	(73,081)	(54,348)

Net deferred tax liability	$(77,211)	$(60,166)

Page 33 of 42 (Form 10-K)

WEIS MARKETS, INC.

Note 7 Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2011	2010
Unrecognized tax benefits at beginning of year	$925	$925
Increases based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	(764)	—
Expiration of the statute of limitations for assessment of taxes	—	—

Unrecognized tax benefits at end of year	$161	$925

During 2011 the Company settled an outstanding tax claim with the state of New Jersey in the amount of $764,000. The Company accrues interest and penalties related to income tax matters as a part of the provision for income taxes. The Company had $161,000 of accrued interest and penalties at December 31, 2011, $434,000 at December 25, 2010 and $55,000 at December 26, 2009. The end of year unrecognized tax benefit of $161,000 for 2011 would impact the effective tax rate over time and if recognized would reduce the effective tax rate. Management anticipates settlement for the majority of unrecognized tax benefits within the next twelve months.

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2008. The Company or one of its subsidiaries files tax returns in various states. The tax years subject to examination in Pennsylvania, where the majority of the Company's revenues are generated, are 2008 to 2011.

The Company has net operating loss carryforwards of $105 million available for state income tax purposes. The net operating losses will begin to expire starting in 2027. The Company expects to fully utilize these net operating loss carryforwards.

Note 8 Acquisition of Business

Fiscal 2011 Acquisitions

There were no acquisitions for fiscal 2011.

Fiscal 2010 Acquisitions

There were no acquisitions for fiscal 2010.

Fiscal 2009 Acquisitions

On August 23, 2009, the Company acquired eleven Giant Markets stores located in Broome County, New York including units in Binghamton, Vestal, Endicott, Endwell and Johnson City. The Company acquired the store locations and operations of Giant Markets in an effort to establish its retail presence in the Southern Tier of New York. The results of operations of the Giant Markets acquisition are included in the accompanying consolidated financial statements from the date of acquisition. The Giant Markets acquisition contributed $58.8 million to sales in 2009.

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

Page 34 of 42 (Form 10-K)

WEIS MARKETS, INC.

Note 9 Summary of Quarterly Results (Unaudited)

Quarterly financial data for 2011 and 2010 are as follows:

(dollars in thousands,				Fourteen
except per share amounts)	Thirteen Weeks Ended			Weeks Ended
	March 26, 2011	June 25, 2011	Sep. 24, 2011	Dec. 31, 2011
Net sales	$659,455	$676,660	$678,612	$737,777
Gross profit on sales	178,504	182,657	183,146	191,548
Net income	18,601	20,701	16,982	19,300
Basic and diluted earnings per share	.69	.77	.63	.72

(dollars in thousands,	Thirteen Weeks Ended
except per share amounts)	March 27, 2010	June 26, 2010	Sep. 25, 2010	Dec. 25, 2010
Net sales	$664,256	$653,677	$639,967	$662,478
Gross profit on sales	179,697	184,374	177,719	171,835
Net income	17,382	20,509	16,316	14,084
Basic and diluted earnings per share	.65	.76	.61	.52

Note 10 Fair Value Information

The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments. The fair values of the Company’s marketable securities, as disclosed in Note 2, are based on quoted market prices and institutional pricing guidelines for those securities not classified as Level 1 securities.

Note 11 Contingencies

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

Page 35 of 42 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Weis Markets, Inc.

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and subsidiaries (a Pennsylvania corporation) as of December 31, 2011 and December 25, 2010, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009 (53 weeks, 52 weeks, and 52 weeks, respectively). Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(c)(3). We also have audited Weis Markets, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Weis Markets, Inc. and subsidiaries’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on Weis Markets, Inc. and subsidiaries’ internal control over financial reporting based on our audits.

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

Page 36 of 42 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm (continued)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weis Markets, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the consolidated results of their operations and their cash flows for the fiscal years ended December 31, 2011, December 25, 2010, and December 26, 2009 (53 weeks, 52 weeks, and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, Weis Markets, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/S/Grant Thornton LLP

Philadelphia, Pennsylvania

March 15, 2012

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company's internal control over financial reporting as of the fiscal year end, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

Page 37 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 9a.	Controls and Procedures: (continued)

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.	Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance” of the Weis Markets, Inc. definitive proxy statement dated March 15, 2012 are incorporated herein by reference.

Item 11.	Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 15, 2012 are incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 15, 2012 is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 15, 2012 are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 15, 2012 is incorporated herein by reference.

Page 38 of 42 (Form 10-K)

WEIS MARKETS, INC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules:

(a)(1) The Company’s 2011 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2) Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 41 of this annual report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Page 39 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 15.	Exhibits, Financial Statement Schedules: (continued)

(a)(3) A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.

3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.

10-A	Retirement Savings Plan, amended December 20, 2011 and filed with this annual report on Form 10-K.

10-B	Supplemental Executive Retirement Plan, amended August 18, 2011 and filed with this annual report on Form 10-K. *

10-C	Deferred Compensation Plan for Pharmacists, filed as exhibit under Part IV, Item 15(a)(3) in the annual report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated herein by reference.

10-D	Executive Benefits Agreement between the Company and Robert F. Weis, Chairman of the Board, signed on March 24, 2006, commencing immediately and continuing thereafter through December 31, 2023, filed on Form 8-K March 24, 2006 and incorporated herein by reference. *

10-E	Deferred Compensation Agreement between the Company and Mr. Robert F. Weis, filed as exhibit under Part IV, Item 15(a)(3) in the annual report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated herein by reference. *

10-F	Executive Employment Agreement between the Company and Jonathan H. Weis, Vice Chairman and Secretary, signed on November 3, 2011, with retroactive effect to July 1, 2011 and continuing thereafter through December 31, 2016, filed as Exhibit 10.1 to Form 8-K November 8, 2011 and incorporated herein by reference. *

10-G	Vice Chairman Incentive Award Plan between the Company and Jonathan H. Weis, Vice Chairman and Secretary, signed on November 3, 2011, with retroactive effect to July 1, 2011 and continuing thereafter through December 31, 2016, filed as Exhibit 10.2 to Form 8-K November 8, 2011 and incorporated herein by reference. *

10-H	Executive Employment Agreement between the Company and David J. Hepfinger, President and Chief Executive Officer, signed on October 26, 2010, with retroactive effect to March 1, 2010 and continuing thereafter through February 28, 2013, filed as Exhibit 10.1 to Form 8-K November 1, 2010 and incorporated herein by reference. *

10-I	CEO Incentive Award Plan between the Company and David J. Hepfinger, President and Chief Executive Officer, signed on October 26, 2010, with retroactive effect to January 1, 2010 and continuing thereafter through December 31, 2014, filed as Exhibit 10.2 to Form 8-K November 1, 2010 and incorporated herein by reference. *

10-J	Executive Employment Agreement between the Company and William R. Mills, Former Senior Vice President, Treasurer and Chief Financial Officer, signed on June 27, 2007, commencing on January 1, 2008 and continuing thereafter through December 31, 2010, filed on Form 8-K June 29, 2007 and incorporated herein by reference. *

21	Subsidiaries of the Registrant, filed with this annual report on Form 10-K

23	Consent of Grant Thornton LLP, filed with this annual report on Form 10-K

31.1	Rule 13a-14(a) Certification - CEO, filed with this annual report on Form 10-K

31.2	Rule 13a-14(a) Certification - CFO, filed with this annual report on Form 10-K

32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this annual report on Form 10-K

* Management contract or compensatory plan arrangement.

The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Company’s principal executive offices.

(b) The Company files as exhibits to this annual report on Form 10-K, those exhibits listed in Item 15(a)(3) above.

Page 40 of 42 (Form 10-K)

WEIS MARKETS, INC.

Item 15(c)(3). Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(dollars in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe	Describe (1)	Period
Fiscal Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,037	$1,377	$—	$999	$1,415

Fiscal Year ended December 25, 2010:
Deducted from asset accounts:
Allowance for uncollectible accounts	$969	$872	$—	$804	$1,037

Fiscal Year ended December 26, 2009:
Deducted from asset accounts:
Allowance for uncollectible accounts	$673	$859	$—	$563	$969

(1) Deductions are uncollectible accounts written off, net of recoveries.

Page 41 of 42 (Form 10-K)

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/15/2012	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/15/2012	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/15/2012	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 03/15/2012	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
and Director
(principal executive officer)

Date 03/15/2012	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date 03/15/2012	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development and Director

Date 03/15/2012	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date 03/15/2012	/S/Steven C. Smith
Steven C. Smith
Director

Date 03/15/2012	/S/Glenn D. Steele Jr.
Glenn D. Steele Jr.
Director

Date 03/15/2012	/S/Paul M. Stombaugh
Paul M. Stombaugh
Corporate Controller
(principal accounting officer)

Page 42 of 42 (Form 10-K)