Form 10-Q
period 2012-03-31
WEIS MARKETS INC
filed 2012-05-10
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of May 10, 2012, there were issued and outstanding 26,898,443 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current:
Cash and cash equivalents	$37,229	$37,392
Marketable securities	91,369	89,348
Accounts receivable, net	52,338	52,410
Inventories	240,193	226,191
Prepaid expenses	7,970	8,995
Income taxes recoverable	39	1,226
Deferred income taxes	885	---
Total current assets	430,023	415,562
Property and equipment, net	575,702	575,003
Goodwill	35,162	35,162
Intangible and other assets, net	3,280	3,277
Deferred income taxes	308	---
Total assets	$1,044,475	$1,029,004
Liabilities
Current:
Accounts payable	$127,114	$132,092
Accrued expenses	33,157	35,081
Accrued self-insurance	18,456	18,103
Deferred revenue, net	4,515	6,197
Income taxes payable	12,200	---
Deferred income taxes	4,034	4,130
Total current liabilities	199,476	195,603
Postretirement benefit obligations	15,185	14,434
Deferred income taxes	72,098	73,081
Total liabilities	286,759	283,118
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	893,302	881,346
Accumulated other comprehensive income
(Net of deferred taxes of $3,712 in 2012 and $3,800 in 2011)	5,322	5,448
	908,573	896,743
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders' equity	757,716	745,886
Total liabilities and shareholders' equity	$1,044,475	$1,029,004

See accompanying notes to consolidated financial statements.

Page 1 of 13 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended
	March 31, 2012	March 26, 2011
Net sales	$661,610	$659,455
Cost of sales, including warehousing and distribution expenses	478,485	480,951
Gross profit on sales	183,125	178,504
Operating, general and administrative expenses	152,695	150,251
Income from operations	30,430	28,253
Investment income	1,057	1,091
Income before provision for income taxes	31,487	29,344
Provision for income taxes	11,461	10,743
Net income	$20,026	$18,601
Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.29
Basic and diluted earnings per share	$0.74	$0.69

See accompanying notes to consolidated financial statements.

Page 2 of 13 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	13 Weeks Ended
	March 31, 2012	March 26, 2011
Net income	$20,026	$18,601
Other comprehensive income by component, net of tax:
Unrealized holding (losses) gains arising during period
(Net of deferred taxes of $87 and $127, respectively)	(124)	179
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $1 and $258, respectively)	(2)	(364)
Other comprehensive income (loss), net of tax	(126)	(185)
Comprehensive income, net of tax	$19,900	$18,416

See accompanying notes to consolidated financial statements.

Page 3 of 13 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	13 Weeks Ended
	March 31, 2012	March 26, 2011
Cash flows from operating activities:
Net income	$20,026	$18,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,821	12,121
Amortization	1,499	1,611
Loss (gain) on disposition of fixed assets	70	(2)
Gain on sale of marketable securities	(3)	(622)
Changes in operating assets and liabilities:
Inventories	(14,002)	7,625
Accounts receivable and prepaid expenses	1,097	3,147
Income taxes recoverable	1,187	2,712
Accounts payable and other liabilities	(7,480)	(18,710)
Income taxes payable	12,200	5,933
Deferred income taxes	(2,184)	1,563
Other	(250)	(1,721)
Net cash provided by operating activities	22,981	32,258

Cash flows from investing activities:
Purchase of property and equipment	(13,021)	(22,728)
Proceeds from the sale of property and equipment	19	374
Purchase of marketable securities	(4,185)	(27,730)
Proceeds from maturities of marketable securities	---	1,230
Proceeds from the sale of marketable securities	2,203	3,644
Purchase of intangible assets	(90)	---
Net cash used in investing activities	(15,074)	(45,210)

Cash flows from financing activities:
Dividends paid	(8,070)	(7,801)
Net cash used in financing activities	(8,070)	(7,801)

Net decrease in cash and cash equivalents	(163)	(20,753)
Cash and cash equivalents at beginning of year	37,392	109,140
Cash and cash equivalents at end of period	$37,229	$88,387

See accompanying notes to consolidated financial statements.

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

In the first quarter of 2012, the Company changed its accounting policy for property and equipment. Property and equipment continue to be recorded at cost. Prior to January 1, 2012, the Company provided for depreciation of buildings and improvements and equipment using accelerated methods. Effective January 1, 2012, the Company changed its method of depreciation for this group of assets from the accelerated methods to straight-line. Management deemed the change preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets. Management also considered that the change will provide greater consistency with the depreciation methods used by other companies in the Company's industry. The change was accounted for as a change in estimate. The net book value of assets acquired prior to January 1, 2012 with useful lives remaining will be depreciated using the straight-line method prospectively. Depreciation expense in the first quarter 2012 would have been $2.9 million greater if the company had continued using accelerated methods. Had accelerated methods continued to be used, after considering the impact of income taxes, the effect would decrease net income by $1.6 million or $.06 per share.

Leasehold improvements are unaffected by the change noted above. Leasehold improvements continue to be amortized using the straight line method over the terms of the leases or the useful lives of the assets, whichever is shorter.

(2) Current Relevant Accounting Standards
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

In December 2011, the FASB and International Accounting Standards Board jointly issued additional authoritative guidance to enhance disclosure requirements, including both gross and net information, for instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. The Company is currently assessing the impact of this guidance on its disclosures. Adoption of the new guidance will not have an impact on the Company's consolidated financial statements, as the guidance impacts disclosure requirements only.

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
The Company's marketable securities valued using Level 1 inputs include highly liquid equity securities, for which quoted market prices are available. The Company's bond portfolio is valued using Level 2 inputs. The Company's bonds are valued using a combination of pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs, which are considered Level 2 inputs.

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

Marketable securities, as of March 31, 2012 and December 31, 2011, consisted of:

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
March 31, 2012	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,713	$7,827	$	---	$9,540
Level 2
Municipal bonds	80,623	1,357		151	81,829
	$82,336	$9,184		$151	$91,369

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 31, 2011	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,713	$7,735	$	---	$9,448
Level 2
Municipal bonds	78,388	1,512		---	79,900
	$80,101	$9,247	$	---	$89,348

Maturities of marketable securities classified as available-for-sale at March 31, 2012, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$4,297	$4,234
Due after one year through five years	52,416	52,328
Due after five years through ten years	22,412	23,769
Due after ten years	1,498	1,498
Equity securities	1,713	9,540
	$82,336	$91,369

Page 6 of 13 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.'s (the "Company") financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company's audited consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania. The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of March 31, 2012, the Company operated 161 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)	Percent
For the 13 Weeks Ended March 31, 2012 and	Changes
March 26, 2011	2012	2011	2012 vs.
	(13 weeks)	(13 weeks)	2011
Net sales	$661,610	$659,455	0.3%
Cost of sales, including warehousing and distribution expenses	478,485	480,951	(0.5)
Gross profit on sales	183,125	178,504	2.6
Gross profit margin	27.7%	27.1%
Operating, general and administrative expenses	152,695	150,251	1.6
O, G & A, percent of net sales	23.1%	22.8%
Income from operations	30,430	28,253	7.7
Operating margin	4.6%	4.3%
Investment income	1,057	1,091	(3.1)
Investment income, percent of net sales	0.2%	0.2%
Income before provision for income taxes	31,487	29,344	7.3
Provision for income taxes	11,461	10,743	6.7
Effective tax rate	36.4%	36.6%
Net income	$20,026	$18,601	7.7%
Net income, percent of net sales	3.0%	2.8%
Basic and diluted earnings per share	$0.74	$0.69	7.2%

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

Comparable store sales and total store sales both increased 0.9% in the first quarter of 2012 compared to the same quarter in 2011. Excluding fuel sales, comparable store sales increased 0.3% in first quarter of 2012 compared to the same quarter in 2011, while total sales increased 0.2%.

Slow economic growth and high unemployment continue to impact the Company's markets. Many customers remain cautious in their spending and continue to focus on value and long term savings. To meet these needs, the Company continued to make significant investments in its "Price Freeze" and "Get Grillin'" promotional programs. The Company launched an eighth round of its "Price Freeze" program on January 8, 2012. This program froze prices of approximately 1,700 staple items for a 90-day period. On April 8, 2012, the Company entered into another round of its "Get Grillin'" promotional program. The "Get Grillin'" promotional program is a thirteen-week reduced pricing program on top items throughout the store that our customers find to be the most seasonally relevant. This program also lowered prices on approximately 1,200 items.

In addition to the "Price Freeze" and "Get Grillin' Weis" programs, the Company offered its "Gas Rewards" program in most markets. The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the nineteen Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits. During the first quarter of 2012, the Company generated a 2.1% increase in average sales per customer transaction while the number of identical customer store visits declined by 1.1%. In the fourth quarter of 2011, in preparation for the Company's 100th anniversary celebration in 2012, the Company launched its Gold Card program, an extension of its existing Preferred Club Shopper program. The Gold Card program targets the Company's best shoppers with personalized offers and strong values to help them save money.

In 2011, the Company launched "Your Neighbors, Our Farmers" local produce campaign, highlighting the long-term contributions of thirteen farmers and their families who supply Weis Markets' stores with local produce. The Company remains committed to buying local produce, which helps conserve resources and benefits the economies of the states where Weis Markets operates stores. Produce sales increased 1.9% in the first quarter of 2012, compared to the same quarter in 2011. This increase is attributed to a combination of an increase in produce units sold, solid in-store execution of merchandising plans and hotter ads in key categories. In addition, floral sales increased 17.3% in the first quarter of 2012 compared to the same quarter in 2011, as a result of clement weather, strong Valentine's Day sales efforts and the shift of some Easter floral sales from the second quarter to the first quarter.

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

According to the latest U.S. Bureau of Labor Statistics' report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 5.2% compared to an increase of 1.4% for the same period last year. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased at a rate of 5.9% for the first quarter of 2012 compared to an increase of 4.2% as of the first quarter of 2011. In the first quarter of 2012 and 2011, the Company has been able to maintain a gross profit rate of 27.7% and 27.1%, respectively, despite fluctuating retail and wholesale prices.

The Company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. Cost of sales was impacted by an 11.5% increase in the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores as compared to the first quarter of 2011. According to the U.S. Department of Energy, the average U.S. diesel fuel price increased $0.33 per gallon to $4.28 per gallon as of March 31 2012, compared to $3.95 per gallon as of March 26, 2011. Based upon the U.S. Department of Energy's current estimate, the Company is expecting diesel fuel prices to continue to increase throughout 2012. The U.S. Energy Information Association is expecting a $10.00 increase in the price of a barrel of crude oil during the summer, resulting in an approximate increase of $.22 per gallon for gasoline and diesel fuel.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 4.4% in the first quarter of 2012 compared to the same quarter last year. As a percent of sales, employee-related costs increased 0.6%. In the first quarter of 2012, the Company's self-insured health care benefits increased 12.3% from the same period in 2011. Management expects health care benefit costs to increase approximately 5% in fiscal 2012 and continues to evaluate various programs to reduce this expense. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses. As a percent of sales, direct store labor increased 0.2% compared to the first quarter of 2011.

Depreciation expense was $12.3 million, or 1.9% of total sales, for the first quarter 2012 compared to $13.7 million, or 2.1% of total sales for the first quarter 2011. In the first quarter of 2012, the Company changed its accounting policy for property and equipment. The decrease in depreciation expense resulted from the Company's change in depreciation method from accelerated methods to straight-line, despite additional capital expenditures as the Company implements its capital expansion program. See Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on the Company's change in accounting estimate related to depreciation expense. See the Liquidity and Capital Resources section for further information regarding the Company's capital expansion program.

Page 9 of 13 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

The Company's interchange fees for accepting credit and debit cards increased 0.3% in the first quarter of 2012 compared to the first quarter of 2011. The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Federal Reserve to set rules to implement caps on debit card interchange fees. The Federal Reserve released its final rules, which indicate there will be a reduction in fees. However, the Company is currently unable to determine the full impact of these rules on its "Operating, general and administrative expenses".

Above average snowfall and significant ice storms struck the Mid-Atlantic states, the Company's operating region, in the first quarter of 2011. In order to hedge the Company's potential snow removal expense against drastic swings and divert the associated risk, the Company has entered into a fixed rate contractual arrangement for snow and ice removal. As a result, these expenses decreased $503,000 in the first quarter of 2012 compared to the first quarter of the prior year.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities.  The Company is responding to this volatility in operating costs by employing technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. Through these initiatives, with the added benefit of mild weather and a declining market in electricity costs, the Company's utility expense decreased by 12.2% in the first quarter of 2012, compared to the same quarter in 2011.

The Company may not be able to recover rising expenses through increased prices charged to its customers.  Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer.  Management does not foresee a change in these trends in the near future.

Investment Income
The Company's investment portfolio consists of marketable securities which currently includes municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. Investment income declined $34,000 in the first quarter of 2012 compared to the same period a year ago. The Company did not sell any equity securities in the first quarter of 2012 and experienced a $557,000 decrease in investment income due to gains recognized on the sale of equity securities in the first quarter of 2011. However, this decline was primarily offset by an increase in the Company's investment income during the first quarter of 2012, resulting from strategic investment decisions weighed heavily toward municipal bonds, starting at the end of 2010.

Provision for Income Taxes
The effective income tax rate was 36.4% in the first quarter of 2012 compared to 36.6% in the first quarter of 2011. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

Income is earned by selling merchandise at price levels that produce revenues in excess of cost of merchandise sold and operating and administrative expenses. Although the Company may experience short term fluctuations in its earnings due to unforeseen short-term operating cost increases, it historically has been able to increase revenues and maintain stable earnings from year to year.

Liquidity and Capital Resources

During the first quarter of 2012, the Company generated $23.0 million in cash flows from operating activities compared to $32.3 million for the same period in 2011. Cash flows from operating activities were impacted as a result of an increase in inventory, due to the timing of the Easter holiday, in the first quarter of 2012. Since the beginning of the fiscal year, working capital increased 4.8% compared to an increase of 1.8% in the first quarter of 2011.

Net cash used in investing activities was $15.1 million compared to $45.2 million in the first quarter of 2012 and 2011, respectively. These funds were used primarily to purchase marketable securities and property and equipment in the quarters presented. The Company purchased $4.2 million of marketable securities in the first quarter of 2012 and $27.7 million in the first quarter of 2011. Property and equipment purchases during the first quarter of 2012 totaled $13.0 million compared to $22.7 million in the first quarter of 2011. As a percentage of sales, capital expenditures were 2.0% and 3.4% in 2012 and 2011, respectively.

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

Net cash used in financing activities was $8.1 million and $7.8 million in the first quarter of 2012 and 2011, respectively, which solely consisted of dividend payments to shareholders. At March 31, 2012, the Company had outstanding letters of credit of $13.0 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $.30 in the first quarter of 2012 compared to $.29 in the same period of 2011. At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on May 21, 2012 to shareholders of record on May 7, 2012. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of March 31, 2012, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $125.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.  However, management is considering both a short-term and long-term credit facility to fund working capital needs and potential acquisitions.

Critical Accounting Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2011 Annual Report on Form 10-K. However, in the first quarter of 2012, the Company changed its accounting policy for the depreciation of property and equipment. See Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on the Company's change in accounting estimate related to depreciation expense. There have been no other changes to the Critical Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Page 11 of 13 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended March 31, 2012. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 31, 2011 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended March 31, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page 12 of 13 (Form 10-Q)

WEIS MARKETS, INC.
PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

        Exhibit 18 Letter re: Change in Accounting Principles
        Exhibit 31.1 Rule 13a-14(a) Certification - CEO
        Exhibit 31.2 Rule 13a-14(a) Certification - CFO
        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 05/10/2012	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 05/10/2012	/S/ Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Page 13 of 13 (Form 10-Q)