Form 10-Q
period 2012-06-30
WEIS MARKETS INC
filed 2012-08-09
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 9, 2012, there were issued and outstanding 26,898,443 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current:
Cash and cash equivalents	$46,743	$37,392
Marketable securities	82,594	89,348
Accounts receivable, net	58,448	52,410
Inventories	236,288	226,191
Prepaid expenses	8,826	8,995
Income taxes recoverable	39	1,226
Deferred income taxes	1,134	---
Total current assets	434,072	415,562
Property and equipment, net	595,483	575,003
Goodwill	35,162	35,162
Intangible and other assets, net	3,314	3,277
Deferred income taxes	229	---
Total assets	$1,068,260	$1,029,004
Liabilities
Current:
Accounts payable	$131,657	$132,092
Accrued expenses	31,801	31,298
Accrued self-insurance	18,730	18,103
Deferred revenue, net	4,267	6,197
Income taxes payable	12,087	---
Deferred income taxes	4,279	4,130
Total current liabilities	202,821	191,820
Postretirement benefit obligations	15,467	14,434
Deferred income taxes	71,420	73,081
Other	5,283	3,783
Total liabilities	294,991	283,118
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	908,437	881,346
Accumulated other comprehensive income
(Net of deferred taxes of $4,003 in 2012 and $3,800 in 2011)	5,740	5,448
	924,126	896,743
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders' equity	773,269	745,886
Total liabilities and shareholders' equity	$1,068,260	$1,029,004

See accompanying notes to consolidated financial statements.

Page 1 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales	$677,097	$676,660	$1,338,707	$1,336,114
Cost of sales, including warehousing and distribution expenses	489,498	494,003	967,983	974,954
Gross profit on sales	187,599	182,657	370,724	361,160
Operating, general and administrative expenses	152,290	150,967	304,986	301,218
Income from operations	35,309	31,690	65,738	59,942
Investment income	1,162	951	2,219	2,042
Other income	414	---	414	---
Income before provision for income taxes	36,885	32,641	68,371	61,984
Provision for income taxes	13,681	11,940	25,142	22,683
Net income	$23,204	$20,701	$43,229	$39,301
Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.29	$0.60	$0.58
Basic and diluted earnings per share	$0.86	$0.77	$1.61	$1.46

See accompanying notes to consolidated financial statements.

Page 2 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net income	$23,204	$20,701	$43,229	$39,301
Other comprehensive income by component, net of tax:
Unrealized holding gains arising during period
(Net of deferred taxes of $603 and $355 respectively for the 13 Weeks Ended and $517 and $482 respectively for the 26 Weeks Ended)	810	559	686	738
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $313 and $165 respectively for the 13 Weeks Ended and $314 and $423 respectively for the 26 Weeks Ended)	(392)	(232)	(394)	(596)
Other comprehensive income, net of tax	418	327	292	142
Comprehensive income, net of tax	$23,622	$21,028	$43,521	$39,443

See accompanying notes to consolidated financial statements.

Page 3 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	26 Weeks Ended
	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net income	$43,229	$39,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,749	24,926
Amortization	3,014	3,145
Loss on disposition of fixed assets	278	10
Gain on sale of marketable securities	(708)	(1,019)
Gain on acquisition of business	(414)	---
Changes in operating assets and liabilities:
Inventories	(8,981)	5,776
Accounts receivable and prepaid expenses	(5,869)	(277)
Income taxes recoverable	1,187	2,712
Accounts payable and other liabilities	1,298	(16,517)
Income taxes payable	12,087	465
Deferred income taxes	(3,078)	6,997
Other	356	(2,766)
Net cash provided by operating activities	64,148	62,753

Cash flows from investing activities:
Purchase of property and equipment	(40,358)	(47,352)
Proceeds from the sale of property and equipment	304	578
Purchase of marketable securities	(9,835)	(50,045)
Proceeds from maturities of marketable securities	---	4,880
Proceeds from the sale of marketable securities	17,436	6,561
Acquisition of business	(6,116)	---
Purchase of intangible assets	(90)	(121)
Net cash used in investing activities	(38,659)	(85,499)

Cash flows from financing activities:
Dividends paid	(16,138)	(15,601)
Net cash used in financing activities	(16,138)	(15,601)

Net increase (decrease) in cash and cash equivalents	9,351	(38,347)
Cash and cash equivalents at beginning of year	37,392	109,140
Cash and cash equivalents at end of period	$46,743	$70,793

See accompanying notes to consolidated financial statements.

Page 4 of 14 (Form 10-Q)

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

In the first quarter of 2012, the Company changed its accounting policy for property and equipment. Property and equipment continue to be recorded at cost. Prior to January 1, 2012, the Company provided for depreciation of buildings and improvements and equipment using accelerated methods. Effective January 1, 2012, the Company changed its method of depreciation for this group of assets from the accelerated methods to straight-line. Management deemed the change preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets. Management also considered that the change will provide greater consistency with the depreciation methods used by other companies in the Company's industry. The change was accounted for as a change in estimate. The net book value of assets acquired prior to January 1, 2012 with useful lives remaining will be depreciated using the straight-line method prospectively. If the Company had continued using accelerated methods, depreciation expense would have been $2.9 million greater in the second quarter of 2012 and $5.8 million greater in the first twenty-six weeks of 2012. Had accelerated methods continued to be used, after considering the impact of income taxes, the effect would decrease net income by $1.6 million or $.06 per share in the second quarter of 2012 and $3.2 million or $.12 per share in the first twenty-six weeks of 2012.

Leasehold improvements are unaffected by the change noted above. Leasehold improvements continue to be amortized using the straight line method over the terms of the leases or the useful lives of the assets, whichever is shorter.

(2) Current Relevant Accounting Standards
In May 2011, the Financial Accounting Standards Board (FASB) issued new authoritative guidance to achieve a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Adoption of the new guidance did not have an impact on the Company's consolidated financial statements.

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

Page 5 of 14 (Form 10-Q)

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

Marketable securities, as of June 30, 2012 and December 31, 2011, consisted of:

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
June 30, 2012	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,136	$8,311	$	---	$9,447
Level 2
Municipal bonds	71,716	1,450		19	73,147
	$72,852	$9,761		$19	$82,594
		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 31, 2011	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,713	$7,735	$	---	$9,448
Level 2
Municipal bonds	78,388	1,512		---	79,900
	$80,101	$9,247	$	---	$89,348

Maturities of marketable securities classified as available-for-sale at June 30, 2012, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$1,508	$1,489
Due after one year through five years	48,397	48,438
Due after five years through ten years	19,813	21,221
Due after ten years	1,998	1,999
Equity securities	1,136	9,447
	$72,852	$82,594

Page 6 of 14 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Acquisition of Business
On June 11, 2012, Weis Markets, Inc. acquired three former Genuardi's stores located in Conshohocken, Doylestown and East Norristown, Pennsylvania from Safeway Inc. Weis Markets, Inc. acquired the store locations and operations of these three former Genuardi's stores in an effort to establish its retail presence in the Delaware Valley. The results of operations of the three former Genuardi's stores are included in the accompanying consolidated financial statements from the date of acquisition. The three former Genuardi's stores contributed $2.0 million to sales in the second quarter.

The cash purchase price paid to Safeway Inc. was $6.1 million. The Company recognized a gain of $414,000 on the bargain purchase. The purchased assets include inventories, equipment and intangible assets. Weis Markets, Inc. assumed all three lease obligations of the former Genuardi's stores.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

(dollars in thousands)	June 11, 2012
Inventories	$1,116
Equipment	5,294
Intangible assets	120
Total assets acquired	$6,530

(5) Reclassification
The Company reclassified certain immaterial amounts in the Consolidated Balance Sheets.

Page 7 of 14 (Form 10-Q)

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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania. The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of June 30, 2012, the Company operated 162 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income	Percent Changes
(dollars in thousands, except per share amounts)	2012 vs. 2011
For the Periods Ended June 30, 2012	13	26
and June 25, 2011	13 Weeks Ended		26 Weeks Ended		Weeks	Weeks
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011	Ended	Ended
Net sales	$677,097	$676,660	$1,338,707	$1,336,114	0.1%	0.2%
Cost of sales, including warehousing and distribution expenses	489,498	494,003	967,983	974,954	(0.9)	(0.7)
Gross profit on sales	187,599	182,657	370,724	361,160	2.7	2.6
Gross profit margin	27.7%	27.0%	27.7%	27.0%
Operating, general and administrative expenses	152,290	150,967	304,986	301,218	0.9	1.3
O, G & A, percent of net sales	22.5%	22.3%	22.8%	22.5%
Income from operations	35,309	31,690	65,738	59,942	11.4	9.7
Operating margin	5.2%	4.7%	4.9%	4.5%
Investment income	1,162	951	2,219	2,042	22.2	8.7
Investment income, percent of net sales	0.2%	0.1%	0.2%	0.2%
Other income	414	---	414	---	---	---
Other income, percent of net sales	0.1%	---%	0.0%	---%
Income before provision for income taxes	36,885	32,641	68,371	61,984	13.0	10.3
Provision for income taxes	13,681	11,940	25,142	22,683	14.6	10.8
Effective tax rate	37.1%	36.6%	36.8%	36.6%
Net income	$23,204	$20,701	$43,229	$39,301	12.1%	10.0%
Net income, percent of net sales	3.4%	3.1%	3.2%	2.9%
Basic and diluted earnings per share	$0.86	$0.77	$1.61	$1.46	11.7%	10.3%

Page 8 of 14 (Form 10-Q)

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

Comparable store sales increased 0.4% in the second quarter of 2012 compared to the same quarter in 2011, while total store sales increased 0.7%. Excluding fuel sales, comparable store sales increased 0.5% in the second quarter of 2012 compared to the same quarter in 2011, while total store sales increased 0.7%. The Company's year-to-date comparable store sales increased 0.7% compared to the first half of 2011, while total store sales increased 0.8% over the first twenty-six weeks of 2011. Excluding fuel sales, the Company's year-to-date comparable store sales and total store sales both increased 0.4% compared to the first half of 2011.

Slow economic growth and high unemployment continue to impact the Company's markets. Many customers remain cautious in their spending and continue to focus on value and long term savings. To meet these needs, the Company continued to make significant investments in its "Get Grillin'" and "Price Freeze" promotional programs. On April 8, 2012, the Company entered into another round of its "Get Grillin'" promotional program. The "Get Grillin'" promotional program was a thirteen-week reduced pricing program on top items throughout the store that our customers found to be the most seasonally relevant. This program lowered prices on approximately 1,200 items. The Company also launched a ninth round of "Price Freeze" on July 15, 2012. In honor of the Company's 100th anniversary, this program froze prices on over 1,000 items for 100 days.

In addition to the "Price Freeze" and "Get Grillin'" programs, the Company offered its "Gas Rewards" program in most markets. The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the twenty-one Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits. During the second quarter of 2012, the Company generated a 1.9% increase in average sales per customer transaction while the number of identical customer store visits decreased by 1.2%. The Company's year-to-date average sales per customer transaction increased 2.0% while the number of identical customer store visits declined by 1.1%. In the fourth quarter of 2011, in preparation for the Company's 100th anniversary celebration in 2012, the Company launched its Gold Card program, an extension of its existing Preferred Club Shopper program. The Gold Card program targets the Company's best shoppers with personalized offers and strong values to help them save money.

In 2011, the Company launched "Your Neighbors, Our Farmers" local produce campaign, highlighting the long-term contributions of thirteen farmers and their families who supply Weis Markets' stores with local produce. The Company remains committed to buying local produce, which helps conserve resources and benefits the economies of the states where Weis Markets operates stores. Produce sales increased 3.7% in the second quarter of 2012 and 2.9% year-to-date compared to the same periods in 2011. This increase is attributed to a combination of an increase in produce units sold, solid in-store execution of merchandising plans and hotter ads in key categories. In addition, floral sales increased 7.1% in the first half of 2012 compared to the first half of 2011, as a result of clement weather and strong Valentine's Day and Easter sales efforts. Floral sales increases are also being observed on a weekly basis due to improved quality, variety and selection, as well as in-store freshness, merchandising and customer service.

Page 9 of 14 (Form 10-Q)

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

According to the latest U.S. Bureau of Labor Statistics' report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 4.8% compared to an increase of 2.5% for the same period last year. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased at a rate of 5.2% for the second quarter of 2012 compared to an increase of 4.5% as of the second quarter of 2011. For the quarter and year-to-date, the Company has been able to maintain a gross profit rate of 27.7% in 2012 and 27.0% in 2011, despite fluctuating retail and wholesale prices.

The Company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. Cost of sales was impacted by a 4.1% increase for the second quarter and a 7.6% increase year-to-date in the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores as compared to the same periods in 2011. According to the U.S. Department of Energy, the average diesel fuel price for the Central Atlantic states decreased $0.22 per gallon to $3.79 per gallon as of June 30, 2012, compared to $4.01 per gallon as of June 25, 2011. Based upon the U.S. Energy Information Administration's current projections, the Company is expecting diesel fuel prices to stabilize for the remainder of the year with only modest increases, if any.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 2.1% in the second quarter and 3.2% in the first half of 2012 compared to the same periods last year. As a percent of sales, employee-related costs increased 0.3% in the second quarter and 0.4% year-to-date compared to the same periods in 2011. The Company's self-insured health care benefits increased 2.0% in the second quarter and 6.6% year-to-date, compared to the same periods in 2011. Management expects health care benefit costs to increase approximately 5% in fiscal 2012 and continues to evaluate various programs to reduce this expense. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses. As a percent of sales, direct store labor increased 0.2% in the second quarter and 0.1% in the first half of 2012 compared to the same periods in 2011.

Page 10 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Depreciation expense was $24.8 million, or 1.8% of net sales, for the first half of 2012 compared to $28.1 million, or 2.1% of net sales, for the first half of 2011. In the first quarter of 2012, the Company changed its accounting policy for property and equipment. The decrease in depreciation expense resulted from the Company's change in depreciation method from accelerated methods to straight-line, despite additional capital expenditures as the Company implements its capital expansion program. See Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on the Company's change in accounting estimate related to depreciation expense. See the Liquidity and Capital Resources section for further information regarding the Company's capital expansion program.

The Company's interchange fees for accepting credit and debit cards decreased 4.3% in the second quarter of 2012 and 2.1% year-to-date, compared to the same periods in 2011. The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Federal Reserve to set rules to implement caps on debit card interchange fees. The Federal Reserve released its final rules, which indicate there will be a reduction in fees. However, the Company is currently unable to determine the full impact of these rules on its "Operating, general and administrative expenses".

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities. The Company is responding to this volatility in operating costs by employing technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. Through these initiatives, with the added benefit of mild winter and spring weather and a declining market in electricity costs, the Company's utility expense decreased by 5.4% in the second quarter of 2012 and 9.0% year-to-date, compared to the same periods in 2011.

The Company may not be able to recover rising expenses through increased prices charged to its customers. Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer. Management does not foresee a change in these trends in the near future.

Other Income
Upon completion, the Company recognized a gain of $414,000 on the bargain purchase of three former Genuardi locations in the Delaware Valley region of Pennsylvania, from Safeway Inc., in the second quarter of 2012.

Investment Income
The Company's investment portfolio consists of marketable securities which currently includes municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. Investment income increased $211,000 in the second quarter of 2012 compared to the same period a year ago, primarily due to a $195,000 increase in gains recognized on the sale of equity securities. In the first half of 2012 the Company experienced a $362,000 decrease in gains recognized on the sale of equity securities compared to the first half of 2011. However, this decline was primarily offset by an increase in the Company's investment income during the first half of 2012, resulting from strategic investment decisions weighed heavily toward municipal bonds, starting at the end of 2010.

Provision for Income Taxes
The effective income tax rate was 36.8% in the first half of 2012 compared to 36.6% in the first half of 2011. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

Page 11 of 14 (Form 10-Q)

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

Liquidity and Capital Resources

During the first twenty-six weeks of 2012, the Company generated $64.1 million in cash flows from operating activities compared to $62.8 million for the same period in 2011. Since the beginning of the fiscal year, working capital increased 3.4% compared to an increase of 5.6% in the same period of 2011.

Net cash used in investing activities was $38.7 million compared to $85.5 million in the first half of 2012 and 2011, respectively. These funds were used primarily to purchase marketable securities and property and equipment in the quarters presented. The Company purchased $9.8 million of marketable securities in the first half of 2012 and $50.0 million in the first half of 2011. However, the Company sold $17.4 million of marketable securities in the first half of 2012 compared to $6.6 million in the first half of 2011. Property and equipment purchases during the first half of 2012 totaled $40.4 million compared to $47.4 million in the first half of 2011. In addition, the Company invested $6.1 million in the acquisition of three former Genuardi's stores. As a percentage of sales, capital expenditures including the acquisition were 3.5% in the first half of 2012 and 2011.

The Company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company's processing and distribution facilities. Management estimates that its current development plans will require an investment of approximately $110.0 million in 2012. The investment reduction for 2012 is a result of project completion dates shifting from 2012 to 2013. Company management remains committed to the capital expansion program and fully expects to invest the previously reported amount of $125.0 million

Net cash used in financing activities was $16.1 million and $15.6 million in the first half of 2012 and 2011, respectively, which solely consisted of dividend payments to shareholders. At June 30, 2012, the Company had outstanding letters of credit of $11.8 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $.60 for the first half of 2012 compared to $.58 in the first half of 2011. At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on August 3, 2012 to shareholders of record as of July 20, 2012. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of June 30, 2012, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $125.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.  The Company has entered into a $50 million short-term credit facility agreement to fund working capital needs and potential acquisitions. Currently, the Company does not have an outstanding liability related to the short-term credit facility agreement.

Page 12 of 14 (Form 10-Q)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 30, 2012. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 31, 2011 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended June 30, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Page 13 of 14 (Form 10-Q)

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

WEIS MARKETS, INC.
(Registrant)

Date 08/09/2012	/S/ David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 08/09/2012	/S/ Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer,
and Treasurer
(Principal Financial Officer)

Page 14 of 14 (Form 10-Q)