Form 10-Q
period 2012-09-29
WEIS MARKETS INC
filed 2012-11-08
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2012
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

As of November 8, 2012, there were issued and outstanding 26,898,443 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 29, 2012	December 31, 2011
	(unaudited)
Assets
Current:
Cash and cash equivalents	$34,323	$37,392
Marketable securities	83,318	89,348
Accounts receivable, net	52,287	52,410
Inventories	236,497	226,191
Prepaid expenses	9,312	8,995
Income taxes recoverable	39	1,226
Deferred income taxes	1,591	---
Total current assets	417,367	415,562
Property and equipment, net	617,848	575,003
Goodwill	35,162	35,162
Intangible and other assets, net	3,370	3,277
Deferred income taxes	17	---
Total assets	$1,073,764	$1,029,004
Liabilities
Current:
Accounts payable	$127,963	$132,092
Accrued expenses	25,539	31,298
Accrued self-insurance	18,953	18,103
Deferred revenue, net	4,141	6,197
Income taxes payable	12,257	---
Deferred income taxes	5,005	4,130
Total current liabilities	193,858	191,820
Postretirement benefit obligations	14,923	14,434
Deferred income taxes	76,242	73,081
Other	6,124	3,783
Total liabilities	291,147	283,118
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	917,545	881,346
Accumulated other comprehensive income
(Net of deferred taxes of $4,183 in 2012 and $3,800 in 2011)	5,980	5,448
	933,474	896,743
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders' equity	782,617	745,886
Total liabilities and shareholders' equity	$1,073,764	$1,029,004

See accompanying notes to consolidated financial statements.

Page 1 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		39 Weeks Ended
	Sept. 29, 2012	Sept. 24, 2011	Sept. 29, 2012	Sept. 24, 2011
Net sales	$668,391	$678,612	$2,007,097	$2,014,726
Cost of sales, including warehousing and distribution expenses	487,115	495,466	1,455,097	1,470,420
Gross profit on sales	181,276	183,146	552,000	544,306
Operating, general and administrative expenses	154,814	157,012	459,800	458,230
Income from operations	26,462	26,134	92,200	86,076
Investment income	769	227	2,988	2,269
Other income	---	---	414	---
Income before provision for income taxes	27,231	26,361	95,602	88,345
Provision for income taxes	10,053	9,379	35,195	32,062
Net income	$17,178	$16,982	$60,407	$56,283
Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.29	$0.90	$0.87
Basic and diluted earnings per share	$0.64	$0.63	$2.25	$2.09

See accompanying notes to consolidated financial statements.

Page 2 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	13 Weeks Ended		39 Weeks Ended
	Sept. 29, 2012	Sept. 24, 2011	Sept. 29, 2012	Sept. 24, 2011
Net income	$17,178	$16,982	$60,407	$56,283
Other comprehensive income by component, net of tax:
Unrealized holding gains arising during period
(Net of deferred taxes of $180 and $72 respectively for the 13 Weeks Ended and $697 and $554 respectively for the 39 Weeks Ended)	241	101	926	840
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $0 and $105 respectively for the 13 Weeks Ended and $314 and $528 respectively for the 39 Weeks Ended)	---	(148)	(394)	(744)
Other comprehensive income, net of tax	241	(47)	532	96
Comprehensive income, net of tax	$17,419	$16,935	$60,939	$56,379

See accompanying notes to consolidated financial statements.

Page 3 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	39 Weeks Ended
	Sept. 29, 2012	Sept. 24, 2011
Cash flows from operating activities:
Net income	$60,407	$56,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,831	38,735
Amortization	4,685	4,697
Loss (gain) on disposition of fixed assets	280	(576)
Gain on sale of marketable securities	(708)	(1,272)
Gain on acquisition of business	(414)	---
Changes in operating assets and liabilities:
Inventories	(9,190)	8,427
Accounts receivable and prepaid expenses	(194)	4,872
Income taxes recoverable	1,187	2,712
Accounts payable and other liabilities	(8,264)	(19,647)
Income taxes payable	12,257	135
Deferred income taxes	2,045	12,425
Other	652	(2,887)
Net cash provided by operating activities	95,574	103,904

Cash flows from investing activities:
Purchase of property and equipment	(75,411)	(72,173)
Proceeds from the sale of property and equipment	325	1,908
Purchase of marketable securities	(10,935)	(56,165)
Proceeds from maturities of marketable securities	---	8,370
Proceeds from the sale of marketable securities	17,936	6,814
Acquisition of business	(6,116)	---
Purchase of intangible assets	(234)	(121)
Net cash used in investing activities	(74,435)	(111,367)

Cash flows from financing activities:
Dividends paid	(24,208)	(23,402)
Net cash used in financing activities	(24,208)	(23,402)

Net decrease in cash and cash equivalents	(3,069)	(30,865)
Cash and cash equivalents at beginning of year	37,392	109,140
Cash and cash equivalents at end of period	$34,323	$78,275

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

In the first quarter of 2012, the Company changed its accounting policy for property and equipment. Property and equipment continue to be recorded at cost. Prior to January 1, 2012, the Company provided for depreciation of buildings and improvements and equipment using accelerated methods. Effective January 1, 2012, the Company changed its method of depreciation for this group of assets from the accelerated methods to straight-line. Management deemed the change preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets. Management also considered that the change will provide greater consistency with the depreciation methods used by other companies in the Company's industry. The change was accounted for as a change in estimate. The net book value of assets acquired prior to January 1, 2012 with useful lives remaining will be depreciated using the straight-line method prospectively. If the Company had continued using accelerated methods, depreciation expense would have been $2.9 million greater in the third quarter of 2012 and $8.6 million greater in the first thirty-nine weeks of 2012. Had accelerated methods continued to be used, after considering the impact of income taxes, the effect would decrease net income by $1.6 million or $.06 per share in the third quarter of 2012 and $4.8 million or $.18 per share in the first thirty-nine weeks of 2012.

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

Marketable securities, as of September 29, 2012 and December 31, 2011, consisted of:

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
September 29, 2012	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,136	$8,752	$	---	$9,888
Level 2
Municipal bonds	72,020	1,560		150	73,430
	$73,156	$10,312		$150	$83,318
		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 31, 2011	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,713	$7,735	$	---	$9,448
Level 2
Municipal bonds	78,388	1,512		---	79,900
	$80,101	$9,247	$	---	$89,348

Maturities of marketable securities classified as available-for-sale at September 29, 2012, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$5,628	$5,478
Due after one year through five years	46,213	46,236
Due after five years through ten years	18,679	20,216
Due after ten years	1,500	1,500
Equity securities	1,136	9,888
	$73,156	$83,318

Page 6 of 14 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Acquisition of Business
On June 11, 2012, Weis Markets, Inc. acquired three former Genuardi's stores located in Conshohocken, Doylestown and East Norristown, Pennsylvania from Safeway Inc. Weis Markets, Inc. acquired the store locations and operations of these three former Genuardi's stores in an effort to establish its retail presence in the Delaware Valley. The results of operations of the three former Genuardi's stores are included in the accompanying consolidated financial statements from the date of acquisition. The three former Genuardi's stores contributed $9.7 million to sales in the third quarter and $11.7 million year-to-date.

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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania. The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of September 29, 2012, the Company operated 162 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income	Percent Changes
(dollars in thousands, except per share amounts)	2012 vs. 2011
For the Periods Ended September 29, 2012	13	39
and September 24, 2011	13 Weeks Ended		39 Weeks Ended		Weeks	Weeks
	Sept. 29, 2012	Sept. 24, 2011	Sept. 29, 2012	Sept. 24, 2011	Ended	Ended
Net sales	$668,391	$678,612	$2,007,097	$2,014,726	(1.5)%	(0.4)%
Cost of sales, including warehousing and distribution expenses	487,115	495,466	1,455,097	1,470,420	(1.7)	(1.0)
Gross profit on sales	181,276	183,146	552,000	544,306	(1.0)	1.4
Gross profit margin	27.1%	27.0%	27.5%	27.0%
Operating, general and administrative expenses	154,814	157,012	459,800	458,230	(1.4)	0.3
O, G & A, percent of net sales	23.2%	23.1%	22.9%	22.7%
Income from operations	26,462	26,134	92,200	86,076	1.3	7.1
Operating margin	4.0%	3.9%	4.6%	4.3%
Investment income	769	227	2,988	2,269	238.8	31.7
Investment income, percent of net sales	0.1%	0.0%	0.1%	0.1%
Other income	---	---	414	---	---	---
Other income, percent of net sales	---%	---%	0.0%	---%
Income before provision for income taxes	27,231	26,361	95,602	88,345	3.3	8.2
Provision for income taxes	10,053	9,379	35,195	32,062	7.2	9.8
Effective tax rate	36.9%	35.6%	36.8%	36.3%
Net income	$17,178	$16,982	$60,407	$56,283	1.2%	7.3%
Net income, percent of net sales	2.6%	2.5%	3.0%	2.8%
Basic and diluted earnings per share	$0.64	$0.63	$2.25	$2.09	1.6%	7.7%

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

Comparable store sales decreased 1.7% in the third quarter of 2012 compared to the same quarter in 2011, while total store sales decreased 1.2%. Excluding fuel sales, comparable store sales decreased 2.1% in the third quarter of 2012 compared to the same quarter in 2011, while total store sales decreased 1.5%. Third quarter's sales declined as a result of emergency sales surges in September 2011 caused by flooding due to Hurricanes Irene and Lee, which impacted regions of Pennsylvania and New York counties where the majority of the Company's stores are located. The Company's year-to-date comparable store sales decreased 0.2% compared to the first three quarters of 2011, while total store sales increased 0.1% over the first thirty-nine weeks of 2011. Excluding fuel sales, the Company's year-to-date comparable store sales decreased 0.4% and total store sales decreased 0.2% compared to the first three quarters of 2011.

The Company's operating regions continue to be hindered by slow economic growth and high unemployment, particularly in Northeastern Pennsylvania, New York's Southern Tier and parts of Central Pennsylvania. Many customers remain cautious in their spending and continue to focus on value and long term savings. To meet these needs, the Company continued to make significant investments in its "Price Freeze" promotional program. The Company launched a ninth round of "Price Freeze" on July 15, 2012. In honor of the Company's 100th anniversary, this program froze prices on over 1,000 items for 100 days.

In addition to the "Price Freeze" program, the Company also offered its "Gas Rewards" program in most markets. The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the twenty-two Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits. During the third quarter of 2012, the Company generated a 0.7% increase in average sales per customer transaction while the number of identical customer store visits decreased by 2.3%. The Company's year-to-date average sales per customer transaction increased 1.6% while the number of identical customer store visits declined by 1.5%. In the fourth quarter of 2011, in preparation for the Company's 100th anniversary celebration in 2012, the Company launched its Gold Card program, an extension of its existing Preferred Club Shopper program. The Gold Card program targets the Company's best shoppers with personalized offers and strong values to help them save money.

In 2011, the Company launched "Your Neighbors, Our Farmers" local produce campaign, highlighting the long-term contributions of thirteen farmers and their families who supply Weis Markets' stores with local produce. The Company remains committed to buying local produce, which helps conserve resources and benefits the economies of the states where Weis Markets operates stores. Produce sales decreased 1.7% in the third quarter of 2012 due to deflation in key categories and the previously mentioned sales surges in September 2011 caused by flooding from Hurricanes Irene and Lee. Year-to-date produce sales increased 1.3% compared to the same periods in 2011. This increase is attributed to an increase in produce units sold, solid in-store execution of merchandising plans and hotter ads in key categories. In addition, floral sales increased 4.3% in the third quarter of 2012 and 6.5% year-to-date compared to the same periods of 2011, as a result of strong sales in the rose and bouquet categories. Floral sales increases are now occurring on a weekly basis as a result of improved quality, variety and selection, as well as in-store freshness, merchandising and customer service.

Page 9 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Pharmacy sales in the third quarter of 2012 decreased 3.4% compared to the third quarter of 2011 and 1.1% year-to-date. Third quarter pharmacy sales were impacted by a $4.5 million decline due to the conversion of brand drugs to generic. As part of management's strategy to offset this decline, the Company has expanded its immunization programs.

Dairy sales decreased 2.9% in the third quarter of 2012 and 1.0% year-to-date, compared to the same periods in 2011. The sales decline is attributed to deflationary pressure on large commodity markets such as milk. Management anticipates that the deflationary pressure will ease in the fourth quarter.

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

According to the latest U.S. Bureau of Labor Statistics' report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 3.7% compared to an increase of 3.7% for the same period last year. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased at a rate of 3.7% for the third quarter of 2012 compared to an increase of 5.5% as of the third quarter of 2011. Despite fluctuating retail and wholesale prices, the Company has been able to maintain a gross profit rate of 27.1% and 27.5% for the quarter and year-to-date, respectively.

The Company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. Cost of sales was impacted by a 8.1% decrease for the third quarter and a 1.9% increase year-to-date in the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores as compared to the same periods in 2011. According to the U.S. Department of Energy, the average diesel fuel price for the Central Atlantic states increased $0.25 per gallon or to $4.17 per gallon as of September 29, 2012, compared to $3.92 per gallon as of September 24, 2011. Based upon the U.S. Energy Information Administration's current projections, the Company is expecting diesel fuel prices to stabilize for the remainder of the year with only modest increases, if any.

Although the Company experienced product cost inflation and deflation in various commodities for both quarters presented, management cannot accurately measure the full impact of inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Page 10 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 0.1% in the third quarter and 2.1% in the first three quarters of 2012 compared to the same periods last year. As a percent of sales, employee-related costs increased 0.2% in the third quarter and 0.4% year-to-date compared to the same periods in 2011. Store Labor has increased 0.4% in the third quarter and 0.5% year-to-date however, store hours worked have decreased 3.4% and 2.8% respectively. The Company's self-insured health care benefits decreased 0.3% in the third quarter and increased 4.4% year-to-date, compared to the same periods in 2011. Management expects health care benefit costs to increase approximately 5% in fiscal 2012 and continues to evaluate various programs to reduce this expense. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses. As a percent of sales, direct store labor increased 0.2% in the third quarter and 0.1% in the first three quarters of 2012 compared to the same periods in 2011.

Depreciation expense was $37.5 million, or 1.9% of net sales, for the first three quarters of 2012 compared to $43.4 million, or 2.2% of net sales, for the first three quarters of 2011. In the first quarter of 2012, the Company changed its accounting policy for property and equipment. The decrease in depreciation expense resulted from the Company's change in depreciation method from accelerated methods to straight-line, despite additional capital expenditures as the Company implements its capital expansion program. See Note 1 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on the Company's change in accounting estimate related to depreciation expense. See the Liquidity and Capital Resources section for further information regarding the Company's capital expansion program.

The Company's interchange fees for accepting credit and debit cards decreased 4.6% in the third quarter of 2012 and 2.9% year-to-date, compared to the same periods in 2011. The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Federal Reserve to set rules to implement caps on debit card interchange fees. As a result of these rules, the Company estimates that its " Operating, general and administrative expenses" were impacted by a 0.15% decline in debit card interchange fees as a percent of debit card sales.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. Through these initiatives, with the added benefit of clement weather and a declining market in electricity costs, the Company's utility expense decreased by 9.3% in the third quarter of 2012 and 9.1% year-to-date, compared to the same periods in 2011.

The Company may not be able to recover rising expenses through increased prices charged to its customers. Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer. Management does not foresee a change in these trends in the near future.

Investment Income
The Company's investment portfolio consists of marketable securities which currently includes municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. In the first three quarters of 2012 the Company experienced a $615,000 decrease in gains recognized on the sale of equity securities compared to the first three quarters of 2011.

Other Income
Upon completion, the Company recognized a gain of $414,000 on the bargain purchase of three former Genuardi locations in the Delaware Valley region of Pennsylvania, from Safeway Inc., in the second quarter of 2012.

Provision for Income Taxes
The effective income tax rate was 36.8% in the first three quarters of 2012 compared to 36.3% in the same period of 2011. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

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

Liquidity and Capital Resources

During the first three quarters of 2012, the Company generated $95.6 million in cash flows from operating activities compared to $103.9 million for the same period in 2011. Since the beginning of the fiscal year, working capital decreased 0.1% compared to an increase of 8.4% in the same period of 2011.

Net cash used in investing activities was $74.4 million compared to $111.4 million in the first three quarters of 2012 and 2011, respectively. Property and equipment purchases during the first three quarters of 2012 totaled $75.4 million compared to $72.2 million in the first three quarters of 2011. In addition, the Company invested $6.1 million in the acquisition of three former Genuardi stores. As a percentage of sales, capital expenditures including the acquisition were 4.1% and 3.6% in the first three quarters of 2012 and 2011, respectively. In 2011, the Company purchased $56.2 million of marketable securities in the first three quarters.

The Company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company's distribution facilities. Management estimates that its current development plans will require an investment of approximately $110.0 million in 2012. The investment reduction for 2012 is a result of project completion dates shifting from 2012 to 2013. Company management remains committed to the capital expansion program and fully expects to invest the previously reported amount of $125.0 million.

Net cash used in financing activities was $24.2 million and $23.4 million in the first three quarters of 2012 and 2011, respectively, which solely consisted of dividend payments to shareholders. At September 29, 2012, the Company had outstanding letters of credit of $11.3 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them.  The Company has a $50 million short-term credit facility agreement to fund working capital needs and potential acquisitions. Currently, the Company does not have an outstanding liability related to the short-term credit facility agreement.

Total cash dividend payments on common stock, on a per share basis, amounted to $.90 for the first three quarters of 2012 compared to $.87 in the first three quarters of 2011. At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on November 19, 2012 to shareholders of record as of November 5, 2012. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of September 29, 2012, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $110.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the nine months ended September 29, 2012. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 31, 2011 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 31, 2011 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended September 29, 2012. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended September 29, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 11/08/2012	/S/ David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 11/08/2012	/S/ Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer,
and Treasurer
(Principal Financial Officer)

Page 14 of 14 (Form 10-Q)