Form 10-K
period 2012-12-29
WEIS MARKETS INC
filed 2013-03-14
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $537,000,000 as of June 30, 2012 the last business day of the most recently completed second quarter.

Shares of common stock outstanding as of March 14, 2013 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 14, 2013 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.	Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company's business during fiscal 2012. The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.” The Weis family currently owns approximately 65% of the outstanding shares. Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman and Secretary.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. In addition, some stores offer third party services including: in-store banks, post offices and take-out restaurants. The Company advertises its products and promotes its brand through weekly newspaper circulars; radio and television ads; e-mail blasts; and on-line via its website, social media and mobile applications. Printed circulars are used extensively on a weekly basis to advertise featured items. The Company utilizes a loyalty card program, “Weis Club Preferred Shopper,” which allows customers to receive discounts, promotions and rewards. The Company currently owns and operates 165 retail food stores, two of which were opened in the beginning of 2013. The Company’s operations are reported as a single reportable segment.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2012, 2011, and 2010, respectively:

	2012	2011	2010
Center Store (1)	59.5%	59.9%	60.9%
Fresh (2)	28.1	27.9	27.7
Pharmacy Services	8.7	8.8	8.8
Fuel	3.5	3.1	2.3
Other	0.2	0.3	0.3
Consolidated net sales	100.0%	100.0%	100.0%

(1) Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.

(2) Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2012, Weis Markets, Inc. operated 23 stores in Maryland, 3 stores in New Jersey, 11 stores in New York, 123 stores in Pennsylvania and 2 stores in West Virginia, for a total of 162 retail food stores operating under the Weis Markets trade name. Weis Markets, Inc. also operated one Save-A-Lot retail food store in Pennsylvania.

Page 1 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 1.  Business: (continued)

All retail food store locations, except Save-A-Lot, operate as conventional supermarkets. Save-A-Lot’s limited assortment format serves value-focused customers. The retail food stores range in size from 8,000 to 70,000 square feet, with an average size of approximately 49,000 square feet. The following summarizes the number of stores by size categories as of year-end:

	2012	2012	2011	2011
Square feet	Number of stores	% of Total	Number of stores	% of Total
55,000 to 70,000	49	30%	46	29%
45,000 to 54,999	72	44%	70	43%
35,000 to 44,999	24	15%	26	16%
25,000 to 34,999	12	7%	13	8%
Under 25,000	6	4%	6	4%
Total	163	100%	161	100%

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2012	2011	2010	2009	2008
Beginning store count	161	164	164	154	154
New stores (1)	4	1	—	11	1
Opened relocated stores	1	1	—	—	—
Closed stores	(2)	(4)	—	(1)	(1)
Closed relocated stores	(1)	(1)	—	—	—
Ending store count	163	161	164	164	154
Total square feet (000’s), at year-end	8,054	7,877	7,887	7,888	7,402
Additions/major remodels	13	9	4	5	8

(1) On June 11, 2012, Weis Markets, Inc. acquired three former Genuardi’s stores located in Conshohocken, Doylestown and Norristown, Pennsylvania from Safeway Inc. On August 23, 2009, the Company acquired eleven Giant Markets stores located in Broome County, New York including units in Binghamton, Vestal, Endicott, Endwell and Johnson City.

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

Page 2 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 1.	Business: (continued)

Trade Names and Trademarks. The Company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset. The Company is the exclusive licensee of more than 60 other trademarks registered and/or pending in the United States Patent and Trademark Office from WMK Holdings, Inc., including trademarks for its product lines and promotions such as Weis, Weis 2 Go, Weis Wonder Chicken, Price Freeze, Weis Gas-n-Go, From The Field, and Healthy Bites. Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

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

The trade area of the Company is located within a region and is subject to the economic, social and climate variables of that region.

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

The Company may be unable to retain key management personnel.

The Company's success depends to a significant degree upon the continued contributions of senior management. The loss of any key member of management may prevent the Company from implementing its business plans in a timely manner. In addition, employment conditions specifically may affect the Company’s ability to hire and train qualified associates.

Page 3 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.	Risk Factors: (continued)

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

Associate expenses contribute to the majority of the Company’s operating costs. The Company's financial performance is potentially affected by increasing wage and benefit costs, a competitive labor market, regulatory wage increases and the risk of unionized labor disruptions of its non-union workforce. The Company's profit is particularly sensitive to the cost of oil. Oil prices directly affect the Company's product transportation costs, as well as its utility and petroleum-based supply costs. It also affects the costs of its suppliers, which impacts its cost of goods. Even with recently enacted Government legislation, including the Dodd-Frank Amendment, the Company continues to remain concerned about the continual rise in interchange fees for accepting payment cards at the point of sale. As the use of payment cards increases and processors continue to raise their rates, this expense has the ability to decrease profit margins.

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

Page 4 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.	Risk Factors: (continued)

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

The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012, $1,250,000 per member prior to March 1, 2013 and is liable for associate health claims up to an annual maximum of $2,000,000 per member as of March 1, 2013. The Company is liable for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000. Although the Company has minimized its exposure on individual claims, the Company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on earnings.

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

As of December 29, 2012, the Company had $21.4 million in cash and cash equivalents and $82.5 million in marketable securities. The Company’s marketable securities consist of municipal bonds and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. As a result, the Company may experience a reduction in value or loss of liquidity from investments, which may have a negative impact on the Company’s results of operations, liquidity and financial condition. The Federal Deposit Insurance Corporation (FDIC) insures amounts up to $250,000 per depositor, per insured bank, for each account ownership category. The Company has balances in bank accounts that may exceed the insured amount leaving the Company exposed for any amounts over the $250,000 limit.

The Company is a controlled Company due to the common stock holdings of the Weis family.

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 29, 2012. As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, two of the Company’s seven directors are members of the Weis family.

Changes in vendor promotions or allowances, including the way vendors target their promotional spending, and the Company's ability to effectively manage these programs could significantly impact margins and profitability.

The Company cooperatively engages in a variety of promotional programs with its vendors. As the parties assess the results of specific promotions and plan for future promotions, the nature of these programs and the allocation of dollars among them changes over time. The Company manages these programs to maintain or improve margins while at the same time increasing sales. A reduction in overall promotional spending or a shift by vendors in promotional spending away from certain types of promotions that the Company and its customers have historically utilized could have a significant impact on profitability.

Page 5 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 1a.	Risk Factors: (continued)

Proposed changes to financial accounting standards could require the Company's store leases to be recognized on the balance sheet.

The Company has significant obligations relating to its current operating leases. Proposed changes to financial accounting standards could require such leases to be recognized on the balance sheet. As of December 29, 2012, the Company had operating lease commitments of approximately $224.2 million, scheduled through 2028. These leases are classified as operating leases and disclosed in Note 5 to the Company's audited consolidated financial statements set forth in Item 8 below, but are not reflected as liabilities on the consolidated balance sheets. In August 2010, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued a joint discussion paper highlighting proposed changes to financial accounting standards for leases. Currently, Accounting Standards Codification 840 (“ASC 840”), Leases (formerly Statement of Financial Accounting Standards 13, Accounting for Leases) requires that operating leases are classified as an off-balance sheet transaction and only the current year operating lease expense is accounted for in the income statement. In order to determine the proper classification of the Company's stores as either operating leases or capital leases, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company's store leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in the Company's consolidated balance sheets, which means that neither a leased asset nor an obligation for future lease payments is reflected in the consolidated balance sheets. The proposed changes to ASC 840 would require that substantially all operating leases be recognized as assets and liabilities on the balance sheet. The right to use the leased property would be capitalized as an asset and the present value of future lease payments would be accounted for as a liability. The effective date, which has not been determined, could be as early as 2013 and may require retrospective adoption. This will result in a significant increase in the liabilities reflected on the Company's balance sheet and in the interest expense and depreciation and amortization expense reflected in the Company's income statement, while reducing the amount of rent expense. This could potentially decrease net income.

Item 1b.	Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.	Properties:

The Company currently owns and operates 82 of its retail food stores, and leases and operates 83 stores under operating leases that expire at various dates through 2028. The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1.1 million square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet. The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 553,000 square feet. The Company operates an ice cream plant, meat processing plant and milk processing plant in 259,000 square feet at its Sunbury location.

Item 3.	Legal Proceedings:

Neither the Company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business.

Page 6 of 43 (Form 10-K)

WEIS MARKETS, INC.

Executive Officers of the Registrant

The following sets forth the names and ages of the Company’s executive officers as of March 14, 2013, indicating all positions held during the past five years:

Name	Age	Title

Robert F. Weis (a)	93	Chairman of the Board
Jonathan H. Weis (b)	45	Vice Chairman and Secretary
David J. Hepfinger (c)	54	President and Chief Executive Officer
Kurt A. Schertle (d)	41	Executive Vice President of Sales and Merchandising
Scott F. Frost (e)	50	Senior Vice President, Chief Financial Officer and Treasurer
Harold G. Graber (f)	57	Senior Vice President of Real Estate and Development
James E. Marcil (g)	54	Senior Vice President of Human Resources
Michael F. Mignola (h)	48	Senior Vice President of Store Operations

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

(d)   Kurt A. Schertle. The Company hired Mr. Schertle on March 1, 2009 as its Vice President of Sales and Merchandising. In February 2010, Mr. Schertle was promoted to Senior Vice President of Sales and Merchandising. In July, 2012, Mr. Schertle was promoted to Executive Vice President of Sales and Merchandising. Prior to joining the Company, Mr. Schertle was President and Chief Operating Officer of Tree Top Kids, a specialty toy retailer, from 2007 until 2009. Mr. Schertle has more than 20 years of food retailing experience, mostly with Shoppers Food & Pharmacy, a banner of SUPERVALU, where he worked in various capacities including his last position as a Senior Vice President for Marketing and Merchandising from 2005 until 2007.

(e)   Scott F. Frost. Mr. Frost joined the Company full-time in 1984 and he has held various positions since then. The Company appointed Mr. Frost as Vice President, Chief Financial Officer and Treasurer on October 26, 2009. In January 2011, Mr. Frost was promoted to Senior Vice President, Chief Financial Officer and Treasurer. Mr. Frost also served as Acting Chief Financial Officer, Controller, Assistant Treasurer and Assistant Secretary of the Company during the past five years.

(f)   Harold G. Graber. Mr. Graber joined the Company in October 1989 as the Director of Real Estate. Mr. Graber, who served the Company as Vice President for Real Estate since 1996, was promoted to Senior Vice President of Real Estate and Development in February 2010.

(g)   James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources.

(h)   Michael F. Mignola. Mr. Mignola joined the Company in July 2008 as its General Manager of one of the Company’s regions. In February 2010, Mr. Mignola was promoted to Regional Vice President. In January 2011, Mr. Mignola was promoted to Vice President of Merchandising. As of April 2011, Mr. Mignola was Vice President of Center Store Sales and Merchandising. In August 2011, Mr. Mignola became Vice President of Store Operations. In March 2013, Mr. Mignola was promoted to Senior Vice President of Store Operation. Prior to joining the Company, Mr. Mignola worked for Price Chopper Supermarkets, a chain of supermarkets headquartered in Rotterdam, NY, for 28 years in various capacities including his last position as a Regional Supervisor.

Page 7 of 43 (Form 10-K)

WEIS MARKETS, INC.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings, on December 29, 2012 as provided by the Company's transfer agent was 6,174. High and low stock prices and dividends paid per share for the last two fiscal years were:

	2012			2011
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$44.85	$39.66	$.30	$40.96	$38.67	$.29
Second	45.90	42.07	.30	41.82	38.03	.29
Third	45.96	41.15	.30	42.20	36.64	.29
Fourth	42.63	37.65	.30	42.01	36.52	1.30

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

Comparative Five-Year Total Returns

	2007	2008	2009	2010	2011	2012
Weis Markets, Inc.	100.00	87.12	97.43	111.60	116.71	117.68
S&P500	100.00	63.00	79.67	91.67	93.60	108.58
Peer Group	100.00	77.38	79.27	93.43	106.65	123.46

Page 8 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 6.	Selected Financial Data:

The following selected historical financial information has been derived from the Company's audited consolidated financial statements. This information should be read in connection with the Company's Consolidated Financial Statements and the Notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

Five Year Review of Operations

	52 Weeks	53 Weeks	52 Weeks	52 Weeks	52 Weeks
(dollars in thousands, except shares,	Ended	Ended	Ended	Ended	Ended
per share amounts and store information)	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009	Dec. 27, 2008
Net sales	$2,701,405	$2,752,504	$2,620,378	$2,516,175	$2,422,361
Costs and expenses	2,574,373	2,638,224	2,515,062	2,419,824	2,354,780
Income from operations	127,032	114,280	105,316	96,351	67,581
Investment and other income	3,882	3,326	2,069	1,556	2,532
Income before provision for income taxes	130,914	117,606	107,385	97,907	70,113
Provision for income taxes	48,403	42,022	39,094	35,107	23,118
Net income	82,511	75,584	68,291	62,800	46,995
Retained earnings, beginning of year	881,346	864,132	827,042	795,473	779,760
	963,857	939,716	895,333	858,273	826,755
Cash dividends	32,278	58,370	31,201	31,231	31,282
Retained earnings, end of year	$931,579	$881,346	$864,132	$827,042	$795,473
Weighted-average shares outstanding, diluted	26,898,443	26,898,443	26,898,443	26,920,551	26,966,647
Cash dividends per share	$1.20	$2.17	$1.16	$1.16	$1.16
Basic and diluted earnings per share	$3.07	$2.81	$2.54	$2.33	$1.74
Working capital	$229,748	$223,742	$234,889	$173,159	$158,932
Total assets	$1,090,440	$1,029,004	$992,081	$916,515	$848,214
Shareholders’ equity	$795,690	$745,886	$728,127	$690,764	$661,100
Number of grocery stores	163	161	164	164	154

Page 9 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Weis Markets, Inc., its operations and its present business environment. The MD&A is provided as a supplement to and should be read in conjunction with the consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. The following analysis should also be read in conjunction with the Financial Statements included in the 2012 Quarterly Reports on Form 10-Q and the 2011 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned “Forward-Looking Statements” immediately following this analysis. This overview summarizes the MD&A, which includes the following sections:

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

Company Overview

General

Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania. Today, the Company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of December 29, 2012, the Company operated 163 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Page 10 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview (continued)

Strategic Imperatives

The following strategic imperatives will be focused upon by the Company to attempt to ensure the success of the Company in the coming years:

•	Establish a Sales Driven Culture – The Company continues to focus on sales and profits growth, improved operating discipline, increased productivity and positive cash flow. The Company believes disciplined growth will increase its market share and operating profits, resulting in enhanced shareholder value. The Company’s method of driving sales includes flawless preparation and execution of sales programs, investing in new stores, remodels and strategic acquisitions. Communicating clear executable standards and aligning performance measures across the organization will help instill a sales driven operating environment.

•	Continuously Upgrade Organizational Talent Pool – In support of the Company’s growth and sales building strategies, the Company is committed to growing leaders at every level throughout the organization through enhanced leadership development programs, succession planning, and establishing rewarding career paths. The Company believes that associate talent directly impacts the ability to execute strategic plans and views this as a strategic imperative for future growth.

•	Become More Relevant to Consumers – Understanding the consumer is crucial to the Company’s strategic plan. Research can be done by studying core consumers and casual consumers’ wants and needs. Measuring customer satisfaction and sharing insights across the organization will help communication between management and its consumers. The Company thrives on customer loyalty through using local produce and merchandise. It will continue to invest in its growth by investing in new stores, remodels and additions and strategic acquisitions, to help retain and attract new consumers.

•	Create Meaningful Differentiation – The Company has identified product pricing, locally focused store assortments, shopping experience, overall convenience and customer service as critical components of future success. The strategy includes developing improved customer service training and setting customer service measurements and goals. As part of this strategy, management is committed to offering its customers a strong combination of quality, service and value. It will continue to offer competitive prices on branded and private brand products to exceed customers’ expectations.

•	Significantly Improve Decision Support and Measurement – The Company will continue to make investments in its information technology systems and distribution network. This will help improve associate productivity, overall store conditions and the overall customer experience with user-friendly, support driven systems. These systems will continue to play a key role in the measurement of the Company’s strategic decisions and provide valuable insight into customer behavior, shopping trends, and financial returns. Management will continue to streamline its supply chain by focusing on improving inventory turns, cost per case, in-stock position and overall service levels, which will help improve in-store conditions and result in increased sales and profits.

•	Focus on Sustainability Strategies – The Company continues to focus on green best-practices, conservation, food and agricultural impact and social responsibility. The Company views being good stewards in the communities where we operate, as an important component of overall success. In 2012, the Company recycled over 46 million pounds of cardboard, 1.7 million pounds of plastic bags, 375 tons of paper and over 40 tons of pharmacy plastics. Food sustainability and the impact on the environment will continue to influence the Company’s strategic plans.

Page 11 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)
For the Fiscal Years Ended December 29, 2012,				Percent Changes
December 31, 2011 and December 25, 2010	2012	2011	2010	2012 vs.	2011 vs.
	(52 weeks)	(53 weeks)	(52 weeks)	2011	2010
Net sales	$2,701,405	$2,752,504	$2,620,378	(1.9)%	5.0%
Cost of sales, including warehousing and distribution expenses	1,958,852	2,016,649	1,906,753	(2.9)	5.8
Gross profit on sales	742,553	735,855	713,625	0.9	3.1
Gross profit margin	27.5%	26.7%	27.2%
Operating, general and administrative expenses	615,521	621,575	608,309	(1.0)	2.2
O, G & A, percent of net sales	22.8%	22.6%	23.2%
Income from operations	127,032	114,280	105,316	11.2	8.5
Operating Margin	4.7%	4.2%	4.0%
Investment income	3,468	3,326	2,069	4.3	60.8
Investment income, percent of net sales	0.1%	0.1%	0.1%
Other income	414	-	-	100.0	-
Other income, percent of net sales	0.0%	-%	-%
Income before provision for income taxes	130,914	117,606	107,385	11.3	9.5
Provision for income taxes	48,403	42,022	39,094	15.2	7.5
Effective tax rate	37.0%	35.7%	36.4%
Net income	$82,511	$75,584	$68,291	9.2%	10.7%
Net income, percent of net sales	3.1%	2.7%	2.6%
Basic and diluted earnings per share	$3.07	$2.81	$2.54	9.3%	10.6%

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

Total store sales decreased 1.9% from 2012, a 52-week period, compared to 2011, a 53-week period. Excluding fuel sales, total sales decreased 2.3%. Adjusting for the extra week in 2011, there was no change in total sales from 2012 to 2011, while total sales increased 4.1% in 2011 compared to 2010. Excluding fuel sales and adjusting for the extra week in 2011, total sales decreased 0.4% in 2012 compared to 2011, and increased 3.3% in 2011 compared to 2010.

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

Comparable store sales decreased 2.0% in 2012, a 52-week period, compared to 2011, a 53-week period. Excluding fuel sales, comparable store sales decreased 2.4% in 2012 compared to 2011. Adjusting for the extra week in 2011, comparable store sales decreased 0.1% in 2012 compared to 2011 and increased 4.2% in 2011 compared to 2010. Excluding fuel sales and adjusting for the extra week in 2011, comparable store sales decreased 0.5% in 2012 compared to 2011 and increased 3.5% in 2011 compared to 2010.

Page 12 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

The Company's operating regions continue to be hindered by slow economic growth, high unemployment and declining household income, particularly in Northeastern Pennsylvania, New York's Southern Tier and parts of Central Pennsylvania. Many customers remain cautious in their spending and continue to focus on value and long term savings. To meet these needs, the Company continued to make significant investments in its "Price Freeze" and "Get Grillin'" promotional programs. The Company ran two successful “Price Freeze” programs in 2012. The first program froze prices of approximately 1,700 staple items for a 90-day period. The second “Price Freeze” program froze prices on over 1,000 items for 100 days, in honor of the Company's 100th anniversary. The Company launched a tenth round of its “Price Freeze” program on January 6, 2013. This program froze prices on more than 2,000 products for a 90-day period. The "Get Grillin'" promotional program was a reduced pricing program on top items throughout the store that our customers found to be the most seasonally relevant. This program also lowered prices of approximately 1,200 items for a thirteen-week period.

In addition to the “Price Freeze” and “Get Grillin’” promotional programs, the Company also offered its “Gas Rewards” program in most markets. The “Gas Rewards” program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company’s markets, at Manley’s Mighty Mart Valero locations, in the Binghamton, NY market or at any of the twenty-two Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits. During 2012, the Company generated a 1.7% increase in average sales per customer transaction while the number of identical customer store visits decreased by 3.4%. In the fourth quarter of 2011, in preparation for the Company’s 100th anniversary celebration in 2012, the Company launched its Gold Card program, an extension of its existing Preferred Club Shopper program. The Gold Card program targets the Company’s best shoppers with personalized offers and strong values to help them save money.

In 2011, the Company launched "Your Neighbors, Our Farmers" local produce campaign, highlighting the long-term contributions of thirteen farmers and their families who supply Weis Markets' stores with local produce. The Company remains committed to buying local produce, which helps conserve resources and benefits the economies of the states where Weis Markets operates stores. Adjusting for the extra week in 2011, produce sales increased 1.6% in 2012 compared to 2011 and 4.9% in 2011 compared to 2010. These increases are attributed to an increase in produce units sold, solid in-store execution of merchandising plans, hotter ads in key categories and product inflation in 2011. In addition, floral sales increased 3.9% in 2012 compared to 2011, adjusting for the extra week in 2011, as a result of strong sales in the rose and bouquet categories. Floral sales increases are now occurring on a weekly basis as a result of improved quality, variety and selection, as well as in-store freshness, merchandising and customer service.

Additionally within the fresh category, deli sales decreased 2.8% in 2012 compared to 2011, adjusting for the extra week in 2011. Sales declined as a result of emergency sales surges in September 2011 caused by flooding due to Hurricanes Irene and Lee, which impacted regions of Pennsylvania and southern New York, where the majority of the Company's stores are located. Customers were unable to prepare meals at home for extended periods of time in 2011, resulting in increased deli sales. Seafood sales increased 3.5% in 2012 compared to 2011, adjusting for the extra week in 2011. The increase primarily resulted from increased fresh varieties and merchandising strategies that promote shrimp, fresh fillets and crab categories.

Adjusting for the extra week in 2011, pharmacy sales decreased 3.1% in 2012 compared to 2011 and increased 2.3% in 2011 compared to 2010. In 2012, pharmacy sales were impacted by a $10.4 million decline due to the conversion of brand drugs to generic. Generics are sold at lower retail prices, decreasing total pharmacy sales. Although sales dropped significantly in dollars because of the increased utilization of generic pharmaceuticals, the number of units sold in comparable stores increased 0.4% in 2012 compared to 2011. As part of management's strategy to offset this decline, the Company has expanded its immunization programs.

Page 13 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Adjusting for the extra week in 2011, dairy sales decreased 1.0% in 2012 compared to 2011. The sales decline is attributed to deflationary pressure on large commodity markets such as milk. However, adjusting for the extra week in 2011, dairy sales increased 6.7% in 2011 compared to 2010, as a result of continued product inflation throughout the dairy category in 2011. Management anticipates commodity prices within the dairy category to increase slowly throughout 2013.

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 2.4% in 2012, 4.8% in 2011 and 0.4% in 2010. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased 2.5% for 2012, 6.3% for 2011 and 3.9% for 2010. Despite the fluctuation of retail and wholesale prices, the Company maintained a gross profit rate of 27.5% in 2012, 26.7% in 2011 and 27.2% in 2010. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.

The Company experienced a LIFO charge of $1.2 million for 2012, compared to a charge of $8.7 million for 2011 and a charge of $2.9 million in 2010. Significant wholesale price inflation occurred during 2011. The Company is expecting moderate wholesale price inflation in 2013.

The Company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores remained unchanged in 2012 compared to 2011 and increased 0.1% in 2011 compared to 2010. According to the U.S. Department of Energy, the average diesel fuel price for the Central Atlantic States increased $0.18 per gallon to $4.11 per gallon as of December 29, 2012, compared to $3.93 per gallon as of December 31, 2011. Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain fairly steady throughout 2013.

Although the Company experienced product cost inflation in 2012, 2011 and 2010, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Page 14 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

The Company may not be able to recover rising expenses through increased prices charged to its customers. Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer. A majority of our associates are paid hourly rates related to federal and state minimum wage laws. Although we have and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in our prices or that increased prices will be absorbed by consumers without diminishing consumer spending to some degree. However, to date, we have not experienced a significant reduction in profit margins as a result of changes in such laws, and management does not anticipate any significant related future reductions in gross profit margins.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs, inclusive of the extra week in 2011, increased 1.0% in 2012 compared to 2011 and 3.3% in 2011 compared to 2010. As a percent of sales, employee-related costs increased 0.4% and direct store labor increased 0.2% in 2012 compared to 2011.

The Company expensed $1.1 million, $111,000 and $798,000 in 2012, 2011 and 2010, respectively, due to adjustments made to the non-qualified supplemental executive retirement plan resulting from a rise in the equity market. (see Note 6 Retirement Plans, of Notes to the Consolidated Financial Statements.)

The Company’s self-insured health care benefit expenses increased 5.4% in 2012 compared to 2011 and decreased 0.5% in 2011 compared to 2010. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses.

Depreciation expense was $50.7 million, or 1.9% of total sales, for 2012 compared to $59.4 million, or 2.2% of total sales, for 2011 and $55.1 million, or 2.1% of total sales, for 2010. In the first quarter of 2012, the Company changed its accounting policy for property and equipment. The decrease in depreciation expense resulted from the Company's change in depreciation method from accelerated methods to straight-line, despite additional capital expenditures as the Company implements its capital expansion program. See Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s change in accounting estimate related to depreciation expense. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

The Company’s interchange fees for accepting credit and debit cards decreased 1.1% to $19.1 million in 2012 compared to 2011 and increased 8.3% to $19.3 million in 2011 compared to 2010. The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Federal Reserve to set rules to implement caps on debit card interchange fees. As a result of these rules, the Company estimates that its "Operating, general and administrative expenses" were impacted by a 0.19% decline in debit card interchange fees as a percent of debit card sales.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. The Company replaced its existing lighting system at its 1.1 million square-foot distribution center with low watt florescent and LED lighting, reducing energy consumption by 80% and operating costs by 30%. Its new store prototypes contain skylights that harvest natural daylight to reduce lighting costs, LED lighting and motion sensors in its frozen departments and energy management systems. All Company stores have an assigned Energy Captain to promote in-store energy conservation. In 2012, the Company opened its first LEED (Leadership in Energy and Environmental Design) store in Fogelsville, PA. This store also received a GreenChill Gold certification for its advanced refrigeration system. Four other stores have also been recertified with GreenChill Silver certifications. Through these efforts, the Company has decreased electricity consumption by over 4.4 million kWh, reducing energy costs by $2.7 million. Through these initiatives, with the added benefit of clement weather and a declining market in electricity costs, the Company’s utility expense decreased by 8.6% in 2012 compared to 2011 and 6.3% in 2011 compared to 2010.

Page 15 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Above average snowfall and significant ice storms struck the Mid-Atlantic states, the Company's operating region, in the first quarter of 2011. In order to hedge the Company's potential snow removal expense against drastic swings and divert the associated risk, the Company has entered into a fixed rate contractual arrangement for snow and ice removal. As a result, these expenses decreased $336,000 in 2012 compared to 2011. Snow removal costs also decreased $150,000 in 2011 compared to 2010, since the snow fall was above average in the Mid-Atlantic states in 2010.

The Company’s income from the sale of cardboard salvage, decreased $1.5 million in 2012 compared to 2011. This was due to decreased price per ton of cardboard in 2012 compared to 2011 and a reduction in volume salvaged. Cardboard salvage income increased $1.2 million in 2011 compared to 2010, when market prices were significantly higher.

Investment Income

The Company’s investment portfolio consists of marketable securities which currently includes municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. The Company experienced a $615,000 decrease on gains recognized on the sale of equity securities in 2012 compared to 2011 but experienced a $975,000 increase in 2011 compared to 2010. The Company’s investment income during 2012 and 2011 also increased as a result of strategic investment decisions weighed heavily toward municipal bonds, starting at the end of 2010.

Other Income

Upon completion, the Company recognized a gain of $414,000 on the bargain purchase of three former Genuardi locations in the Delaware Valley region of Pennsylvania, from Safeway Inc., in the second quarter of 2012.

Provision for Income Taxes

The effective income tax rate was 37.0%, 35.7% and 36.4% in 2012, 2011, and 2010, respectively. The rate increased in 2012 primarily due to the decrease in the domestic production deduction also referred to as the Section 199 deduction. The qualifying manufacturing sales decreased during 2011 resulting in a sizeable provision to return adjustment which results in a higher effective tax rate. The 2012 manufacturing sales also decreased therefore the deduction was reduced compared to the 2011 deduction resulting in a higher effective tax rate. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

Net cash provided by operating activities was $124.0 million in 2012 compared to $152.4 million in 2011 and $146.7 million in 2010. Working capital increased 2.7% in 2012, decreased 4.7% in 2011 and increased 35.6% in 2010. The 2011 decrease in working capital is a result of the special dividend issued to shareholders in the fourth quarter.

Net cash used in investing activities was $107.6 million in 2012, compared to $165.8 million in 2011 and $73.5 million in 2010. These funds were used primarily for property and equipment purchases in the three fiscal years presented. Property and equipment purchases, including the 2012 acquisition of a business, totaled $115.9 million in 2012 compared to $110.5 million in 2011 and $69.9 million in 2010. In 2012, the Company acquired three former Genuardi stores for $6.1 million. As a percentage of sales, capital expenditures including the acquisition were 4.3%, 4.0% and 2.7% in 2012, 2011 and 2010, respectively. The Company also purchased $13.8 million of marketable securities in 2012, compared to $81.9 million in 2011 and $12.2 million in 2010.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities. Management estimates that its current development plans will require an investment of approximately $125.0 million in 2013.

Page 16 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (continued)

Net cash used in financing activities during 2012 was $32.3 million compared to $58.4 million in 2011 and $31.2 million in 2010. The majority of the financing activities consisted of dividend payments to shareholders, including a special dividend declaration during the fourth quarter of 2011. At December 29, 2012, the Company had outstanding letters of credit of $12.8 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them. The Company has a $50 million short-term credit facility agreement to fund working capital needs and potential acquisitions. Currently, the Company does not have an outstanding liability related to the short-term credit facility agreement.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.20 in 2012, $2.17 in 2011 and $1.16 in 2010. No treasury stock was purchased in 2012 or 2011, compared to treasury stock purchases of $2,000 in 2010. The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of December 29, 2012, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $125.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

The Company experienced an unrealized holding loss net of deferred taxes of $9,000 in 2012, compared to unrealized holding gains net of deferred taxes of $1.4 million and $405,000 in 2011 and 2010, respectively (see Consolidated Statements of Comprehensive Income). As of December 29, 2012, the Company had $9.0 million in gross unrealized holding gains and $497,000 in gross unrealized holding losses related to marketable securities (see Note 2 Marketable Securities, of Notes to the Consolidated Financial Statements).

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 29, 2012.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$224,182	$32,194	$61,037	$46,382	$84,569
Total	$224,182	$32,194	$61,037	$46,382	$84,569

Page 17 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (continued)

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows, except for the possibility that the Financial Accounting Standards Board could require the Company's store leases to be recognized on the balance sheet.

Critical Accounting Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements. In the first quarter of 2012, the Company changed its accounting policy for the depreciation of property and equipment. See Note 1 (j) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s change in accounting estimate related to depreciation expense.

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

Vendor Allowances

Vendor allowances related to the Company's buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through our distribution system are recorded in cost of sales as the required performance is completed. Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially set up in the Company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from two to six years. At December 29, 2012, closed store lease liabilities totaled $635,000. The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores. Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term. Store closings are generally completed within one year after the decision to close. Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates. Adjustments are made for changes in estimates in the period in which changes become known. Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined. Inventory write-downs, if any, in connection with store closings, are classified in cost of sales. Costs to transfer inventory and equipment from closed stores are expensed as incurred. Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Page 18 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Estimates (continued)

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the workers’ compensation claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012, $1,250,000 per member prior to March 1, 2013 and is liable for associate health claims up to an annual maximum of $2,000,000 per member as of March 1, 2013. The Company is liable for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a. Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)			Expected Maturity Dates					Fair Value
December 29, 2012	2013	2014	2015	2016	2017	Thereafter	Total	Dec. 29, 2012
Rate sensitive assets:
Fixed interest rate securities	$9,430	$13,390	$16,300	$9,925	$6,235	$12,880	$68,160	$73,651
Average interest rate	1.75%	1.37%	1.91%	1.61%	2.81%	3.27%	2.06%

Other Relevant Market Risks

The Company’s equity securities at December 29, 2012 had a cost basis of $1,136,000 and a fair value of $8,850,000. The dividend yield realized on these equity investments was 5.47% in 2012. Market risk, as it relates to equities owned by the Company, is discussed within the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Page 19 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 8.     Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
December 29, 2012 and December 31, 2011	2012	2011

Assets
Current:
Cash and cash equivalents	$21,439	$37,392
Marketable securities	82,501	89,348
Accounts receivable, net	53,842	52,410
Inventories	245,243	226,191
Prepaid expenses	10,132	8,995
Income taxes recoverable	—	1,226
Total current assets	413,157	415,562
Property and equipment, net	638,634	575,003
Goodwill	35,162	35,162
Intangible and other assets, net	3,487	3,277
Total assets	$1,090,440	$1,029,004

Liabilities
Current:
Accounts payable	$126,258	$132,092
Accrued expenses	27,193	31,298
Accrued self-insurance	18,544	18,103
Deferred revenue, net	6,635	6,197
Income taxes payable	1,359	—
Deferred income taxes	3,420	4,130
Total current liabilities	183,409	191,820
Postretirement benefit obligations	15,206	14,434
Deferred income taxes	89,109	73,081
Other	7,026	3,783
Total liabilities	294,750	283,118
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued	9,949	9,949
Retained earnings	931,579	881,346
Accumulated other comprehensive income, net	5,019	5,448
	946,547	896,743
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	795,690	745,886
Total liabilities and shareholders’ equity	$1,090,440	$1,029,004

See accompanying notes to consolidated financial statements.

Page 20 of 43 (Form 10-K)

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 29, 2012,	2012	2011	2010
December 31, 2011 and December 25, 2010	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$2,701,405	$2,752,504	$2,620,378
Cost of sales, including warehousing and distribution expenses	1,958,852	2,016,649	1,906,753
Gross profit on sales	742,553	735,855	713,625
Operating, general and administrative expenses	615,521	621,575	608,309
Income from operations	127,032	114,280	105,316
Investment income	3,468	3,326	2,069
Other income	414	—	—
Income before provision for income taxes	130,914	117,606	107,385
Provision for income taxes	48,403	42,022	39,094
Net income	$82,511	$75,584	$68,291

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.20	$2.17	$1.16
Basic and diluted earnings per share	$3.07	$2.81	$2.54

See accompanying notes to consolidated financial statements.

Page 21 of 43 (Form 10-K)

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)
For the Fiscal Years Ended December 29, 2012,	2012	2011	2010
December 31, 2011 and December 25, 2010	(52 weeks)	(53 weeks)	(52 weeks)
Net income	$82,511	$75,584	$68,291
Other comprehensive income by component, net of tax:
Unrealized holding (losses) gains arising during period (Net of deferred taxes of $0, $923 and $288, respectively)	(9)	1,391	405
Reclassification adjustment for gains included in net income (Net of deferred taxes of $293, $601 and $93, respectively)	(420)	(846)	(130)
Other comprehensive income, net of tax	(429)	545	275
Comprehensive income, net of tax	$82,082	$76,129	$68,566

See accompanying notes to consolidated financial statements.

Page 22 of 43 (Form 10-K)

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 29, 2012,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 31, 2011 and December 25, 2010	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 26, 2009	33,047,807	$9,949	$827,042	$4,628	6,149,315	$(150,855)	$690,764
Net income	—	—	68,291	—	—	—	68,291
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	275	—	—	275
Treasury stock purchased	—	—	—	—	49	(2)	(2)
Dividends paid	—	—	(31,201)	—	—	—	(31,201)
Balance at December 25, 2010	33,047,807	9,949	864,132	4,903	6,149,364	(150,857)	728,127
Net income	—	—	75,584	—	—	—	75,584
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	545	—	—	545
Dividends paid	—	—	(58,370)	—	—	—	(58,370)
Balance at December 31, 2011	33,047,807	9,949	881,346	5,448	6,149,364	(150,857)	745,886
Net income	—	—	82,511	—	—	—	82,511
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	(429)	—	—	(429)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 29, 2012	33,047,807	$9,949	$931,579	$5,019	6,149,364	$(150,857)	$795,690

See accompanying notes to consolidated financial statements.

Page 23 of 43 (Form 10-K)

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 29, 2012,	2012	2011	2010
December 31, 2011 and December 25, 2010	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$82,511	$75,584	$68,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,153	53,185	48,567
Amortization	6,498	6,198	6,491
Gain on disposition of fixed assets	(1,407)	(576)	(1,023)
Gain on sale of marketable securities	(713)	(1,447)	(223)
Gain on acquisition of business	(414)	—	—
Changes in operating assets and liabilities:
Inventories	(17,936)	4,830	(8,006)
Accounts receivable and prepaid expenses	(2,569)	(1,664)	(1,272)
Income taxes recoverable	1,226	1,486	(2,712)
Accounts payable and other liabilities	(5,045)	2,119	297
Income taxes payable	1,359	—	(484)
Deferred income taxes	15,611	16,723	38,195
Other	687	(4,029)	(1,379)
Net cash provided by operating activities	123,961	152,409	146,742
Cash flows from investing activities:
Purchase of property and equipment	(109,774)	(110,517)	(69,869)
Proceeds from the sale of property and equipment	2,542	2,097	2,013
Purchase of marketable securities	(13,790)	(81,885)	(12,245)
Proceeds from maturities of marketable securities	—	8,620	6,296
Proceeds from the sale of marketable securities	19,941	16,019	341
Acquisition of business	(6,116)	—	—
Purchase of intangible assets	(439)	(121)	—
Net cash used in investing activities	(107,636)	(165,787)	(73,464)
Cash flows from financing activities:
Dividends paid	(32,278)	(58,370)	(31,201)
Purchase of treasury stock	—	—	(2)
Net cash used in financing activities	(32,278)	(58,370)	(31,203)
Net (decrease) increase in cash and cash equivalents	(15,953)	(71,748)	42,075
Cash and cash equivalents at beginning of year	37,392	109,140	67,065
Cash and cash equivalents at end of year	$21,439	$37,392	$109,140

See accompanying notes to consolidated financial statements.

Page 24 of 43 (Form 10-K)

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s consolidated financial statements:

(a) Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company's business during fiscal 2012.

(b) Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. Fiscal 2012 was comprised of 52 weeks, ending on December 29, 2012. Fiscal 2011 was comprised of 53 weeks, ending on December 31, 2011. Fiscal 2010 was comprised of 52 weeks, ending on December 25, 2010. References to years in this annual report relate to fiscal years.

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

(e) Reclassifications

The Company reclassified certain immaterial amounts in the Consolidated Balance Sheets.

(f) Cash and Cash Equivalents

The Company maintains its cash balances in the form of core checking accounts and money market accounts. The Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 29, 2012 and December 31, 2011 totaled $8.1 million and $17.8 million, respectively.

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

(h) Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $1,526,000 and $1,415,000 as of December 29, 2012 and December 31, 2011, respectively. The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers and vendors. The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions. Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

Page 25 of 43 (Form 10-K)

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

(j) Property and Equipment

In the first quarter of 2012, the Company changed its accounting policy for property and equipment. Property and equipment continue to be recorded at cost. Prior to January 1, 2012, the Company provided for depreciation of buildings and improvements and equipment using accelerated methods. Effective January 1, 2012, the Company changed its method of depreciation for this group of assets from the accelerated methods to straight-line. Management deemed the change preferable because the straight-line method will more accurately reflect the pattern of usage and the expected benefits of such assets. Management also considered that the change will provide greater consistency with the depreciation methods used by other companies in the Company's industry. The change was accounted for as a change in accounting estimate effected by a change in accounting principle. The net book value of assets acquired prior to January 1, 2012 with useful lives remaining will be depreciated using the straight-line method prospectively. If the Company had continued using accelerated methods, depreciation expense would have been $11.5 million greater in 2012. Had accelerated methods continued to be used, after considering the impact of income taxes, the effect would decrease net income by $6.8 million or $.25 per share in 2012.

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

Page 26 of 43 (Form 10-K)

WEIS MARKETS, INC.

Note 1 Summary of Significant Accounting Policies (continued)

(k) Goodwill and Intangible Assets (continued)

The Company’s intangible assets and related accumulated amortization at December 29, 2012 and December 31, 2011 consisted of the following:

		December 29, 2012			December 31, 2011
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Non-Compete Agreements	$1,200	$1,120	$80	$1,200	$1,040	$160
Lease Acquisitions	5,330	2,961	2,369	5,409	2,795	2,614
Liquor Licenses	942	22	920	—	—	—
Customer Lists	120	2	118	—	—	—
Total	$7,592	$4,105	$3,487	$6,609	$3,835	$2,774

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods ranging from 15 to 30 years. Estimated amortization expense for the next five fiscal years is approximately $350,000 in 2013, $269,000 in 2014, $269,000 in 2015, $269,000 in 2016 and $269,000 in 2017. As of December 29, 2012, the Company has no intangible assets, other than goodwill, with indefinite lives.

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

(m) Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments. The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from two to six years. Closed store lease liabilities totaled $635,000 and $756,000 as of December 29, 2012 and December 31, 2011, respectively. The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.

(n) Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012, $1,250,000 per member prior to March 1, 2013 and is liable for associate health claims up to an annual maximum of $2,000,000 per member as of March 1, 2013. The Company is liable for workers' compensation claims up to $2,000,000 per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.

Page 27 of 43 (Form 10-K)

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

(s) Vendor Allowances

Vendor allowances that relate to the Company's buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through our distribution system are recorded in cost of sales as the required performance is completed. Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially set up in the Company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Vendor allowances recorded as credits in cost of sales totaled $75.1 million in 2012, $66.5 million in 2011 and $60.3 million in 2010. Vendor paid cooperative advertising credits totaled $16.4 million in 2012, $18.2 million in 2011 and $18.8 million in 2010. These credits were netted against advertising costs within “Operating, general and administrative expenses.” The Company had accounts receivable due from vendors of $609,000 and $95,000 for earned advertising credits and $4.6 million and $4.5 million for earned promotional discounts as of December 29, 2012 and December 31, 2011, respectively. The Company had $861,000 and $1.1 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 29, 2012 and December 31, 2011, respectively.

Page 28 of 43 (Form 10-K)

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

(u) Advertising Costs

The Company expenses advertising costs as incurred. The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $23.5 million in 2012, $24.7 million in 2011 and $25.1 million in 2010 in “Operating, general and administrative expenses.”

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

In December 2011, the FASB and International Accounting Standards Board jointly issued additional authoritative guidance to enhance disclosure requirements, including both gross and net information, for instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The guidance is effective for annual reporting periods beginning on or after January 1, 2013 and is to be applied retrospectively. In January 2013, FASB amended the additional authoritative guidance to clarify the scope. The amendments clarify that the guidance only applies to derivatives including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. The Company is no longer subject to the disclosure requirements.

In February 2013, FASB issued additional authoritative guidance on comprehensive income and the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This new guidance is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this new guidance will require additional disclosures and presentation of items impacting other comprehensive income but will not have an impact on the Company’s consolidated financial statements.

Page 29 of 43 (Form 10-K)

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

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment brokerage firm(s) which include various third party pricing services such as FT Interactive Data, Reuters, Bloomberg and JP Morgan Pricing Direct. These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value. In addition, the Company engaged an independent firm to value a sample of the Company’s municipal bond holdings in order to validate the investment’s assigned fair value in 2012.

Marketable securities, as of December 29, 2012 and December 31, 2011, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 29, 2012	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,136	$7,714	$—	$8,850
Level 2
Municipal bonds	72,840	1,308	(497)	73,651
	$73,976	$9,022	$(497)	$82,501

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,713	$7,735	$—	$9,448
Level 2
Municipal bonds	78,388	1,512	—	79,900
	$80,101	$9,247	$—	$89,348

Maturities of marketable securities classified as available-for-sale at December 29, 2012, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$4,078	$3,933
Due after one year through five years	49,607	49,255
Due after five years through ten years	17,655	18,963
Due after ten years	1,500	1,500
Equity securities	1,136	8,850
	$73,976	$82,501

Page 30 of 43 (Form 10-K)

WEIS MARKETS, INC.

Note 3 Inventories

Merchandise inventories, as of December 29, 2012 and December 31, 2011, were valued as follows:

(dollars in thousands)	2012	2011
LIFO	$187,847	$173,879
Average cost	57,396	52,312
	$245,243	$226,191

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $78,330,000 and $77,129,000 higher than as reported on the above methods as of December 29, 2012 and December 31, 2011, respectively. During 2011, the Company realized a decrement of $5.6 million in its LIFO pools.

Note 4 Property and Equipment

Property and equipment, as of December 29, 2012 and December 31, 2011, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2012	2011
Land		$97,810	$93,676
Buildings and improvements	10-60	508,253	492,024
Equipment	3-12	817,822	759,158
Leasehold improvements	5-20	168,879	144,057
Total, at cost		1,592,764	1,488,915
Less accumulated depreciation and amortization		954,130	913,912
		$638,634	$575,003

Note 5 Lease Commitments

At December 29, 2012, the Company leased approximately 50% of its open store facilities under operating leases that expire at various dates through 2028. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense. Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term. The Company does not have any leases that include capital improvement funding or other lease concessions.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2012	2011	2010
Minimum annual rentals	$30,141	$30,970	$33,285
Contingent rentals	134	512	598
Lease or sublease income	(6,352)	(6,704)	(6,514)
	$23,923	$24,778	$27,369

Page 31 of 43 (Form 10-K)

WEIS MARKETS, INC.

Note 5 Lease Commitments (continued)

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining non-cancelable lease terms in excess of one year as of December 29, 2012.

(dollars in thousands)	Leases	Subleases
2013	$32,194	$(3,411)
2014	32,323	(3,116)
2015	28,714	(2,780)
2016	25,213	(2,155)
2017	21,169	(1,241)
Thereafter	84,569	(1,728)
	$224,182	$(14,431)

The Company has $99,000 accrued as of December 29, 2012 and had $139,200 accrued as of December 31, 2011, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received. The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

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

Retirement plan costs:

(dollars in thousands)	2012	2011	2010
Retirement savings plan	$1,560	$1,242	$1,134
Profit-sharing plan	1,650	1,650	1,414
Employee stock bonus plan	—	—	(3)
Deferred compensation plan	291	(26)	570
Supplemental retirement plan	1,105	111	798
Pharmacist deferred compensation plan	198	(17)	81
	$4,804	$2,960	$3,994

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

Page 32 of 43 (Form 10-K)

WEIS MARKETS, INC.

Note 6 Retirement Plans (continued)

Change in the benefit obligations:

(dollars in thousands)	2012	2011
Benefit obligations at beginning of year	$7,487	$7,744
Interest cost	557	564
Benefit payments	(51)	(232)
Actuarial loss	(267)	(589)
	$7,726	$7,487

Weighted-average assumptions used to determine benefit obligations:	2012	2011
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:

(dollars in thousands)	2012	2011	2010
Interest cost	$557	$564	$538
Amount of recognized gain	318	821	200

Estimated future benefit payments:

(dollars in thousands)	Benefits
2013	$51
2014	1,603
2015	1,603
2016	1,603
2017	1,603
2018 – 2022	8,014

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates. These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. These plans are unfunded and accounted for on an accrual basis. Participants in these plans are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan once their yearly earnings exceed the IRS highly compensated threshold. The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion. The allocation among the various plan participants is made in both flat dollar amounts and in relationship to their compensation. Plan participants are 100% vested in their accounts after six years of service with the Company. Benefits are distributed among participants upon reaching the applicable retirement age. Substantial risk of benefit forfeiture does exist for participants in these plans. The present value of accumulated benefits amounted to $7,531,000 and $6,999,000 at December 29, 2012 and December 31, 2011, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

The Company has no other postretirement benefit plans.

Page 33 of 43 (Form 10-K)

WEIS MARKETS, INC.

Note 7 Income Taxes

The provision (benefit) for income taxes consists of:

(dollars in thousands)	2012	2011	2010
Current:
Federal	$30,258	$24,518	$1,578
State	2,534	781	(679)
Deferred:
Federal	12,107	12,731	33,612
State	3,504	3,992	4,583

	$48,403	$42,022	$39,094

The reconciliation of income taxes computed at the federal statutory rate (35% in 2012, 2011 and 2010) to the provision for income taxes is:

(dollars in thousands)	2012	2011	2010
Income taxes at federal statutory rate	$45,820	$41,151	$37,585
State income taxes, net of federal income tax benefit	3,925	2,558	2,538
Other	(1,342)	(1,687)	(1,029)

Provision for income taxes (effective tax rate 37.0%, 35.7% and 36.4%, respectively)	$48,403	$42,022	$39,094

Cash paid for income taxes was $27,500,000, $21,000,000 and $4,123,000 in 2012, 2011 and 2010, respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 29, 2012 and December 31, 2011, are:

(dollars in thousands)	2012	2011
Deferred tax assets:
Accounts receivable	$426	$403
Compensated absences	510	495
Long term employment incentives	2,891	1,554
Employee benefit plans	3,784	3,496
General liability insurance	1,113	1,074
Postretirement benefit obligations	6,255	5,931
Net operating loss carryforwards	6,535	6,825
Total deferred tax assets	21,514	19,778
Deferred tax liabilities:
Inventories	(6,241)	(5,511)
Unrealized gains on marketable securities	(3,506)	(3,799)
Nondeductible accruals and other	(1,995)	(1,021)
Depreciation	(102,301)	(86,658)
Total deferred tax liabilities	(114,043)	(96,989)
Net deferred tax liability	$(92,529)	$(77,211)
Current deferred liability - net	$(3,420)	$(4,130)
Noncurrent deferred liability - net	(89,109)	(73,081)
Net deferred tax liability	$(92,529)	$(77,211)

Page 34 of 43 (Form 10-K)

WEIS MARKETS, INC.

Note 7 Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2012	2011
Unrecognized tax benefits at beginning of year	$161	$925
Increases based on tax positions related to the current year	—	—
Additions for tax positions of prior year	64	—
Reductions for tax positions of prior years	—	—
Settlements	—	(764)
Expiration of the statute of limitations for assessment of taxes	—	—
Unrecognized tax benefits at end of year	$225	$161

During 2012 the Company completed a final settlement with a state taxing authority resulting in a $64,000 state tax benefit net of Federal income taxes.  The end of year unrecognized tax benefit of $225,000 for 2012 would impact the effective tax rate over time and if recognized would reduce the effective tax rate.  Management anticipates settlement for the majority of unrecognized tax benefits within the next twelve months.

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2008. The Company or one of its subsidiaries files tax returns in various states. The tax years subject to examination in Pennsylvania, where the majority of the Company's revenues are generated, are 2009 to 2012.

The Company has net operating loss carryforwards of $96 million available for state income tax purposes. The net operating losses will begin to expire starting in 2027. The Company expects to fully utilize these net operating loss carryforwards.

Note 8 Acquisition of Business

Fiscal 2012 Acquisitions

On June 11, 2012, Weis Markets, Inc. acquired three former Genuardi’s stores located in Conshohocken, Doylestown and Norristown, Pennsylvania from Safeway Inc. Weis Markets, Inc. acquired the store locations and operations of these three former Genuardi’s stores in an effort to establish its retail presence in the Delaware Valley. The results of operations of the three former Genuardi’s stores are included in the accompanying consolidated financial statements from the date of acquisition. The three former Genuardi’s stores contributed $22.1 million to sales in 2012.

The cash purchase price paid to Safeway Inc. was $6.1 million. The Company recognized a gain of $414,000 on the bargain purchase. The purchased assets include inventories, equipment and intangible assets. Weis Markets, Inc. assumed all three lease obligations of the former Genuardi’s stores.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

(dollars in thousands)	June 11, 2012
Inventories	$1,116
Equipment	5,294
Intangible assets	120
Total assets acquired	$6,530

Fiscal 2011 Acquisitions

There were no acquisitions for fiscal 2011.

Fiscal 2010 Acquisitions

There were no acquisitions for fiscal 2010.

Page 35 of 43 (Form 10-K)

WEIS MARKETS, INC.

Note 9 Summary of Quarterly Results (Unaudited)

Quarterly financial data for 2012 and 2011 are as follows:

(dollars in thousands,

except per share amounts)	Thirteen Weeks Ended
	March 31, 2012	June 30, 2012	Sep. 29, 2012	Dec. 29, 2012
Net sales	$661,610	$677,097	$668,391	$694,307
Gross profit on sales	183,125	187,599	181,276	190,553
Net income	20,026	23,204	17,178	22,103
Basic and diluted earnings per share	.74	.86	.64	.83

(dollars in thousands,				Fourteen
except per share amounts)	Thirteen Weeks Ended			Weeks Ended
	March 26, 2011	June 25, 2011	Sep. 24, 2011	Dec. 31, 2011
Net sales	$659,455	$676,660	$678,612	$737,777
Gross profit on sales	178,504	182,657	183,146	191,548
Net income	18,601	20,701	16,982	19,300
Basic and diluted earnings per share	.69	.77	.63	.72

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

Page 36 of 43 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Weis Markets, Inc.

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the periods ended December 29, 2012, December 31, 2011, and December 25, 2010 (52 weeks, 53 weeks, and 52 weeks, respectively). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(c)(3).  We also have audited the Company’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Page 37 of 43 (Form 10-K)

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm (continued)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weis Markets, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three  years in the periods ended December 29, 2012, December 31, 2011, and December 25, 2010 (52 weeks, 53 weeks, and 52 weeks, respectively)  in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/S/Grant Thornton LLP

Philadelphia, Pennsylvania
March 14, 2013

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

With the participation of the Chief Executive Officer and the Chief Financial Officer, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2012.

The effectiveness of the Company's internal control over financial reporting as of the fiscal year end, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

Page 38 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 9a. Controls and Procedures: (continued)

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 29, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b. Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance” of the Weis Markets, Inc. definitive proxy statement dated March 14, 2013 are incorporated herein by reference.

Item 11. Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 14, 2013 are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 14, 2013 is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 14, 2013 are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 14, 2013 is incorporated herein by reference.

Page 39 of 43 (Form 10-K)

WEIS MARKETS, INC.

PART IV

Item 15. Exhibits, Financial Statement Schedules:

(a)(1) The Company’s 2012 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2) Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 42 of this annual report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

Page 40 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 15. Exhibits, Financial Statement Schedules: (continued)

(a)(3) A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.

3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.

10-A	Retirement Savings Plan, amended December 19, 2012 and filed with this annual report on Form 10-K.

10-B	Supplemental Executive Retirement Plan, filed as exhibit under Part IV, Item 15(a)(3) in the annual report on Form 10-K for the fiscal year ended December 31, 2011 and incorporated herein by reference. *

10-C	Deferred Compensation Plan for Pharmacists, filed as exhibit under Part IV, Item 15(a)(3) in the annual report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated herein by reference.

10-D	Executive Benefits Agreement between the Company and Robert F. Weis, Chairman of the Board, signed on March 24, 2006, commencing immediately and continuing thereafter through December 31, 2023, filed on Form 8-K March 24, 2006 and incorporated herein by reference. *

10-E	Deferred Compensation Agreement between the Company and Mr. Robert F. Weis, filed as exhibit under Part IV, Item 15(a)(3) in the annual report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated herein by reference. *

10-F	Executive Employment Agreement between the Company and Jonathan H. Weis, Vice Chairman and Secretary, signed on November 3, 2011, with retroactive effect to July 1, 2011 and continuing thereafter through December 31, 2016, filed as Exhibit 10.1 to Form 8-K November 8, 2011 and incorporated herein by reference. *

10-G	Vice Chairman Incentive Award Plan between the Company and Jonathan H. Weis, Vice Chairman and Secretary, signed on November 3, 2011, with retroactive effect to July 1, 2011 and continuing thereafter through December 31, 2016, filed as Exhibit 10.2 to Form 8-K November 8, 2011 and incorporated herein by reference. *

10-H	Executive Employment Agreement between the Company and David J. Hepfinger, President and Chief Executive Officer, signed on October 26, 2010, with retroactive effect to March 1, 2010 and continuing thereafter through February 28, 2013, filed as Exhibit 10.1 to Form 8-K November 1, 2010 and incorporated herein by reference. *

10-I	CEO Incentive Award Plan between the Company and David J. Hepfinger, President and Chief Executive Officer, signed on October 26, 2010, with retroactive effect to January 1, 2010 and continuing thereafter through December 31, 2014, filed as Exhibit 10.2 to Form 8-K November 1, 2010 and incorporated herein by reference. *

21	Subsidiaries of the Registrant, filed with this annual report on Form 10-K

23	Consent of Grant Thornton LLP, filed with this annual report on Form 10-K

31.1	Rule 13a-14(a) Certification - CEO, filed with this annual report on Form 10-K

31.2	Rule 13a-14(a) Certification - CFO, filed with this annual report on Form 10-K

32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this annual report on Form 10-K

* Management contract or compensatory plan arrangement.

The Company will provide a copy of any exhibit upon receipt of a written request for the particular exhibit or exhibits desired. All requests should be addressed to the Company’s principal executive offices.

(b) The Company files as exhibits to this annual report on Form 10-K, those exhibits listed in Item 15(a)(3) above.

Page 41 of 43 (Form 10-K)

WEIS MARKETS, INC.

Item 15(c)(3). Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(dollars in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
	Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe	Describe (1)	Period

Fiscal Year ended December 29, 2012:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,415	$2,456	$—	$2,345	$1,526

Fiscal Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,037	$1,377	$—	$999	$1,415

Fiscal Year ended December 25, 2010:
Deducted from asset accounts:
Allowance for uncollectible accounts	$969	$872	$—	$804	$1,037

(1) Deductions are uncollectible accounts written off, net of recoveries.

Page 42 of 43 (Form 10-K)

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/14/2013	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/14/2013	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/14/2013	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman and Secretary
and Director

Date 03/14/2013	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
and Director
(principal executive officer)

Date 03/14/2013	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

Date 03/14/2013	/S/Harold G. Graber
Harold G. Graber Senior Vice President of Real Estate and Development
and Director

Date 03/14/2013	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date 03/14/2013	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date 03/14/2013	/S/Glenn D. Steele Jr.
Glenn D. Steele Jr.
Director

Date 03/14/2013	/S/Paul M. Stombaugh
Paul M. Stombaugh
Vice President, Corporate Controller
(principal accounting officer)

Page 43 of 43 (Form 10-K)