Form 10-Q
period 2013-03-30
WEIS MARKETS INC
filed 2013-05-09
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2013
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

As of May 9, 2013, there were issued and outstanding 26,898,443 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 30, 2013	December 29, 2012
	(unaudited)
Assets
Current:
Cash and cash equivalents	$24,427	$21,439
Marketable securities	78,679	82,501
Accounts receivable, net	65,530	53,842
Inventories	241,561	245,243
Prepaid expenses	14,935	10,132
Total current assets	425,132	413,157
Property and equipment, net	654,866	638,634
Goodwill	35,162	35,162
Intangible and other assets, net	3,408	3,487
Total assets	$1,118,568	$1,090,440
Liabilities
Current:
Accounts payable	$129,238	$126,258
Accrued expenses	32,502	27,193
Accrued self-insurance	19,150	18,544
Deferred revenue, net	4,699	6,635
Income taxes payable	6,359	1,359
Deferred income taxes	5,949	3,420
Total current liabilities	197,897	183,409
Postretirement benefit obligations	15,992	15,206
Deferred income taxes	90,666	89,109
Other	5,683	7,026
Total liabilities	310,238	294,750
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	943,638	931,579
Accumulated other comprehensive income
(Net of deferred taxes of $3,912 in 2013 and $3,506 in 2012)	5,600	5,019
	959,187	946,547
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders' equity	808,330	795,690
Total liabilities and shareholders' equity	$1,118,568	$1,090,440

See accompanying notes to consolidated financial statements.

Page 1 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended
	March 30, 2013	March 31, 2012
Net sales	$682,712	$661,610
Cost of sales, including warehousing and distribution expenses	491,585	478,485
Gross profit on sales	191,127	183,125
Operating, general and administrative expenses	160,211	152,695
Income from operations	30,916	30,430
Investment income	977	1,057
Income before provision for income taxes	31,893	31,487
Provision for income taxes	11,764	11,461
Net income	$20,129	$20,026
Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30
Basic and diluted earnings per share	$0.75	$0.74

See accompanying notes to consolidated financial statements.

Page 2 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	13 Weeks Ended
	March 30, 2013	March 31, 2012
Net income	$20,129	$20,026
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $427 and $87, respectively)	607	(124)
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $21 and $1, respectively)	(26)	(2)
Other comprehensive income (loss), net of tax	581	(126)
Comprehensive income, net of tax	$20,710	$19,900

See accompanying notes to consolidated financial statements.

Page 3 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	13 Weeks Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$20,129	$20,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,063	10,821
Amortization	1,713	1,499
Loss on disposition of fixed assets	40	70
Gain on sale of marketable securities	(47)	(3)
Gain on sale of intangible assets	(250)	---
Changes in operating assets and liabilities:
Inventories	3,682	(14,002)
Accounts receivable and prepaid expenses	(16,491)	1,097
Income taxes recoverable	---	1,187
Accounts payable and other liabilities	6,402	(7,480)
Income taxes payable	5,000	12,200
Deferred income taxes	3,680	(2,184)
Other	239	(250)
Net cash provided by operating activities	36,160	22,981

Cash flows from investing activities:
Purchase of property and equipment	(30,017)	(13,021)
Proceeds from the sale of property and equipment	308	19
Purchase of marketable securities	(2,000)	(4,185)
Proceeds from the sale of marketable securities	6,617	2,203
Purchase of intangible assets	(10)	(90)
Net cash used in investing activities	(25,102)	(15,074)

Cash flows from financing activities:
Dividends paid	(8,070)	(8,070)
Net cash used in financing activities	(8,070)	(8,070)

Net increase (decrease) in cash and cash equivalents	2,988	(163)
Cash and cash equivalents at beginning of year	21,439	37,392
Cash and cash equivalents at end of period	$24,427	$37,229

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

(2) Current Relevant Accounting Standards
In February 2013, FASB issued additional authoritative guidance on comprehensive income and the reporting of amounts reclassified out of accumulated other comprehensive income. This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This new guidance is effective prospectively for reporting periods beginning after December 15, 2012. Adoption of this new guidance required additional disclosures and presentation of items impacting other comprehensive income but did not have an impact on the Company's consolidated financial statements.

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

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment brokerage firm(s) which include various third party pricing services. These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value. In addition, the Company engages an independent firm to value a sample of the Company's municipal bond holdings in order to validate the investment's assigned fair value.

Marketable securities, as of March 30, 2013 and December 29, 2012, consisted of:

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
March 30, 2013	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,136	$8,718	$	---	$9,854
Level 2
Municipal bonds	68,031	1,637		(843)	68,825
	$69,167	$10,355		$(843)	$78,679

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 29, 2012	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,136	$7,714	$	---	$8,850
Level 2
Municipal bonds	72,840	1,308		(497)	73,651
	$73,976	$9,022		$(497)	$82,501

Maturities of marketable securities classified as available-for-sale at March 30, 2013, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$4,438	$4,317
Due after one year through five years	47,979	47,766
Due after five years through ten years	14,113	15,241
Due after ten years	1,501	1,501
Equity securities	1,136	9,854
	$69,167	$78,679

Page 6 of 14 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income
All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company's accumulated other comprehensive income, net of tax.

Unrealized Gains on
Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 29, 2012	$5,019

Other comprehensive income before reclassifications	607
Amounts reclassified from accumulated other comprehensive income	(26)
Net current period other comprehensive income	581
Accumulated other comprehensive income balance as of March 30, 2013	$5,600

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the 13 weeks ended March 30, 2013 and March 31, 2012.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive
		Income to the Consolidated
		Statements of Income
		13 Weeks Ended
(dollars in thousands)	Location	March 30, 2013	March 31, 2012
Unrealized gains on available-for-sale marketable securities	Investment income	$47	$3
	Provision for income taxes	(21)	(1)
Total amount reclassified, net of tax		$26	$2

Page 7 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.'s (the "Company") financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company's audited consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2012, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania. The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of March 30, 2013, the Company operated 165 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)	Percent
For the 13 Weeks Ended March 30, 2013 and	Changes
March 31, 2012	2013	2012	2013 vs.
	(13 weeks)	(13 weeks)	2012
Net sales	$682,712	$661,610	3.2%
Cost of sales, including warehousing and distribution expenses	491,585	478,485	2.7
Gross profit on sales	191,127	183,125	4.4
Gross profit margin	28.0%	27.7%
Operating, general and administrative expenses	160,211	152,695	4.9
O, G & A, percent of net sales	23.5%	23.1%
Income from operations	30,916	30,430	1.6
Operating margin	4.5%	4.6%
Investment income	977	1,057	(7.6)
Investment income, percent of net sales	0.1%	0.2%
Income before provision for income taxes	31,893	31,487	1.3
Provision for income taxes	11,764	11,461	2.6
Effective tax rate	36.9%	36.4%
Net income	$20,129	$20,026	0.5%
Net income, percent of net sales	2.9%	3.0%
Basic and diluted earnings per share	$0.75	$0.74	1.4%

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

Comparable store sales increased 0.8% while total store sales increased 3.2% in the first quarter of 2013 compared to the same quarter in 2012. Excluding fuel sales, comparable store sales increased 0.4% in first quarter of 2013 compared to the same quarter in 2012, while total sales increased 2.9%.

The Company's operating regions continue to be hindered by slow economic growth, high unemployment and declining household income, particularly in Northeastern Pennsylvania, New York's Southern Tier and parts of Central Pennsylvania. Many customers remain cautious in their spending and continue to focus on value and long term savings. To meet these needs, the Company continued to make significant investments in its "Price Freeze" and "Get Grillin'" promotional programs. The Company launched a tenth round of its "Price Freeze" program on January 6, 2013. This program froze prices on more than 2,000 products for a 90-day period. On March 31, 2013, the Company entered into another round of its "Get Grillin'" promotional program. The "Get Grillin'" promotional program is a fifteen-week reduced pricing program on top items throughout the store that our customers find to be the most seasonally relevant. This program also lowered prices of approximately 1,200 items.

In addition to the "Price Freeze" and "Get Grillin'" promotional programs, the Company also offered its "Gas Rewards" program in most markets. The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the twenty-two Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits. During the first quarter of 2013, the Company generated a 2.3% increase in average sales per customer transaction while the number of identical customer store visits decreased by 0.9%. The Company's Gold Card program, an extension of its existing Preferred Club Shopper program, which was launched in preparation for the Company's 100th anniversary celebration in 2012, remains in place. The Gold Card program targets the Company's best shoppers with personalized offers and strong values to help them save money.

The Company's first quarter sales benefited from the Easter holiday period, which fell in the second quarter last year. Management estimates the incremental holiday sales impact was approximately $8.6 million. While the first quarter experienced a surge in sales due to the Easter holiday period shift, the second quarter's sales will be adversely affected as there is usually a subsequent slump in sales the week following the holiday. Comparable produce sales increased 4.7% in the first quarter of 2013, compared to the same quarter in 2012. This increase is attributed to an increase in produce units sold, solid in-store execution of merchandising plans and hotter ads in key categories. Comparable seafood sales increased 7.5% in the first quarter of 2013, compared to the same quarter last year, as a result of the New Year's holiday falling into the Company's fiscal 2013. In addition, comparable floral sales increased 12.4% in the first quarter of 2013, compared to the same quarter in 2012, due to the timing of the Easter holiday. Comparable petroleum sales decreased 6.7% in the first quarter of 2013, compared to the same quarter in 2012. The decline is due to retail gas prices decreasing. The Company's average retail price among the Weis Gas-n-Go locations decreased $0.24 from the end of the first quarter of 2013 compared to the same quarter in 2012.

Page 9 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Comparable pharmacy sales decreased 6.5% in the first quarter of 2013, compared to the same quarter in 2012. Pharmacy sales were impacted by a $6.5 million decline due to the conversion of brand drugs to generic in the first quarter of 2013. Management foresees the cycle of brand drugs to generic will be complete by July 1, 2013. Generics are sold at lower retail prices, decreasing total pharmacy sales. Although sales dropped significantly in dollars because of the increased utilization of generic pharmaceuticals, the number of units sold in comparable stores increased 0.2% in the first quarter of 2013, compared to the same quarter in 2012. As part of management's strategy to offset this decline, the Company has expanded its immunization programs.

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

According to the latest U.S. Bureau of Labor Statistics' report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.6% compared to an increase of 5.2% for the same period last year. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased at a rate of 2.4% for the first quarter of 2013 compared to an increase of 5.9% as of the first quarter of 2012. In the first quarter of 2013 and 2012, the Company has been able to maintain a gross profit rate of 28.0% and 27.7%, respectively, despite fluctuating retail and wholesale prices. Even though the U.S. Bureau of Labor Statistics' index rates may be reflective of a trend, it will not necessarily be indicative of the Company's actual results.

The Company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores remained unchanged in the first quarter of 2013 compared to the first quarter of 2012. According to the U.S. Department of Energy, the average diesel fuel price for the Central Atlantic States decreased $0.17 per gallon to $4.11 per gallon as of March 25, 2013, compared to $4.28 per gallon as of March 26, 2012. Based upon the U.S. Energy Information Administration's current projections, the Company is expecting diesel fuel prices to decline slightly and then remain fairly steady throughout the rest of 2013.

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

Page 10 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 6.7% in the first quarter of 2013 compared to the same quarter last year. As a percent of sales, employee-related costs increased 0.5%. In the first quarter of 2013, the Company's self-insured health care benefit expenses increased 12.3% from the same period in 2012. Management expects health care benefit costs to increase approximately 6% in fiscal 2013 and continues to evaluate various programs to reduce this expense. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses. As a percent of sales, direct store labor increased 0.3% compared to the first quarter of 2012.

Depreciation and amortization expense was $13.8 million, or 2.0% of total sales, for the first quarter 2013 compared to $12.3 million, or 1.9% of total sales for the first quarter 2012. The increase in depreciation expense, in total dollars, was the result of additional capital expenditures as the Company implements its capital expansion program. See the Liquidity and Capital Resources section for further information regarding the Company's capital expansion program.

The Company's interchange fees for accepting credit and debit cards increased 2.1% in the first quarter of 2013 compared to the first quarter of 2012. The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Federal Reserve to set rules to implement caps on debit card interchange fees. As a result of these rules, the Company estimates that its "Operating, general and administrative expenses" were impacted by a 0.20% decline in debit card interchange fees as a percent of debit card sales.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. The Company's utility expense increased $583 thousand or 5.9% in the first quarter of 2013 compared to the first quarter in 2012 primarily due to the additional store locations open in 2013 compared to 2012. The increase is also attributed to the below average temperatures in the Mid-Atlantic states, the Company's operating region, in the first quarter of 2013 compared to mild weather experienced in the first quarter of 2012.

The Company may not be able to recover rising expenses through increased prices charged to its customers. Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer.  Management does not foresee a change in these trends in the near future.

Investment Income
The Company's investment portfolio consists of marketable securities which currently includes municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. Investment income declined $80,000 in the first quarter of 2013 compared to the same period a year ago. This is primarily due to reduced interest income as a result of the Company holding $12.6 million less in municipal bonds in the first quarter of 2013 compared to the same period in 2012.

Provision for Income Taxes
The effective income tax rate was 36.9% in the first quarter of 2013 compared to 36.4% in the first quarter of 2012. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

During the first quarter of 2013, the Company generated $36.2 million in cash flows from operating activities compared to $23.0 million for the same period in 2012. Cash flows from operating activities were impacted as a result of a decrease in inventory and an increase in accounts payable and accounts receivable, due to the timing of the Easter holiday, in the first quarter of 2013. Since the beginning of the fiscal year, working capital decreased 1.1% compared to an increase of 5.1% in the first quarter of 2012.

Page 11 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

Net cash used in investing activities was $25.1 million compared to $15.1 million in the first quarter of 2013 and 2012, respectively. These funds were used primarily to purchase property and equipment in the quarters presented. Property and equipment purchases during the first quarter of 2013 totaled $30.0 million compared to $13.0 million in the first quarter of 2012. The Company also purchased $2.0 million of marketable securities in the first quarter of 2013 and $4.2 million in the first quarter of 2012. As a percentage of sales, capital expenditures were 4.4% and 2.0% in 2013 and 2012, respectively.

The Company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company's distribution facilities. Management estimates that its current development plans will require an investment of approximately $135.0 million in 2013.

Net cash used in financing activities was $8.1 million in the first quarter of 2013 and 2012, which solely consisted of dividend payments to shareholders. At March 30, 2013, the Company had outstanding letters of credit of $15.6 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them. The Company has a $50 million short-term credit facility agreement to fund working capital needs and potential acquisitions. Currently, the Company does not have an outstanding liability related to the short-term credit facility agreement.

Total cash dividend payments on common stock, on a per share basis, amounted to $.30 in the first quarter of 2013 and 2012. At its regular meeting held on April 25, 2013, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on May 20, 2013 to shareholders of record on May 6, 2013. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of March 30, 2013, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $135.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

Critical Accounting Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2012 Annual Report on Form 10-K. There have been no changes to the Critical Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

Page 12 of 14 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended March 30, 2013. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 29, 2012 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 29, 2012 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended March 30, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended March 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 05/09/2013	/S/David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 05/09/2013	/S/ Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Page 14 of 14 (Form 10-Q)