Form 10-Q
period 2013-06-29
WEIS MARKETS INC
filed 2013-08-08
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2013
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

As of August 8, 2013, there were issued and outstanding 26,898,443 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 29, 2013	December 29, 2012
	(unaudited)
Assets
Current:
Cash and cash equivalents	$36,317	$21,439
Marketable securities	75,277	82,501
Accounts receivable, net	55,232	53,842
Inventories	233,952	245,243
Prepaid expenses	16,771	10,132
Total current assets	417,549	413,157
Property and equipment, net	667,584	638,634
Goodwill	35,162	35,162
Intangible and other assets, net	3,790	3,487
Total assets	$1,124,085	$1,090,440
Liabilities
Current:
Accounts payable	$121,357	$126,258
Accrued expenses	28,968	27,193
Accrued self-insurance	19,367	18,544
Deferred revenue, net	4,436	6,635
Income taxes payable	5,835	1,359
Deferred income taxes	5,194	3,420
Total current liabilities	185,157	183,409
Postretirement benefit obligations	16,916	15,206
Deferred income taxes	92,814	89,109
Other	6,458	7,026
Total liabilities	301,345	294,750
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	959,748	931,579
Accumulated other comprehensive income
(Net of deferred taxes of $2,725 in 2013 and $3,506 in 2012)	3,900	5,019
	973,597	946,547
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders' equity	822,740	795,690
Total liabilities and shareholders' equity	$1,124,085	$1,090,440

See accompanying notes to consolidated financial statements.

Page 1 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$662,072	$677,097	$1,344,784	$1,338,707
Cost of sales, including warehousing and distribution expenses	471,750	489,498	963,335	967,983
Gross profit on sales	190,322	187,599	381,449	370,724
Operating, general and administrative expenses	152,705	152,290	312,917	304,986
Income from operations	37,617	35,309	68,532	65,738
Investment income	1,824	1,162	2,802	2,219
Other income	---	414	---	414
Income before provision for income taxes	39,441	36,885	71,334	68,371
Provision for income taxes	15,262	13,681	27,027	25,142
Net income	$24,179	$23,204	$44,307	$43,229
Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.60	$0.60
Basic and diluted earnings per share	$0.90	$0.86	$1.65	$1.61

See accompanying notes to consolidated financial statements.

Page 2 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)

	13 Weeks Ended		26 Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$24,179	$23,204	$44,307	$43,229
Other comprehensive (loss) income by component, net of tax:
Available-for-sale marketable securities
Unrealized holding (losses) gains arising during period
(Net of deferred taxes of $600 and $603 respectively for the 13 Weeks Ended and $173 and $517 respectively for the 26 Weeks Ended)	(964)	810	(358)	686
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $587 and $313 respectively for the 13 Weeks Ended and $608 and $314 respectively for the 26 Weeks Ended)	(735)	(392)	(761)	(394)
Other comprehensive (loss) income, net of tax	(1,699)	418	(1,119)	292
Comprehensive income, net of tax	$22,480	$23,622	$43,188	$43,521

See accompanying notes to consolidated financial statements.

Page 3 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	26 Weeks Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$44,307	$43,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,512	21,749
Amortization	3,511	3,014
(Gain) loss on disposition of fixed assets	(2,903)	278
Gain on sale of marketable securities	(1,369)	(708)
Gain on sale of intangible assets	(250)	---
Gain on acquisition of business	---	(414)
Changes in operating assets and liabilities:
Inventories	11,291	(8,981)
Accounts receivable and prepaid expenses	(8,029)	(5,869)
Income taxes recoverable	---	1,187
Accounts payable and other liabilities	(3,360)	1,298
Income taxes payable	4,476	12,087
Deferred income taxes	6,260	(3,078)
Other	(82)	356
Net cash provided by operating activities	78,364	64,148

Cash flows from investing activities:
Purchase of property and equipment	(57,276)	(40,358)
Proceeds from the sale of property and equipment	3,386	304
Purchase of marketable securities	(7,820)	(9,835)
Proceeds from maturities of marketable securities	650	---
Proceeds from the sale of marketable securities	13,945	17,436
Acquisition of business	---	(6,116)
Purchase of intangible assets	(483)	(90)
Proceeds from the sale of intangible assets	250	---
Net cash used in investing activities	(47,348)	(38,659)

Cash flows from financing activities:
Dividends paid	(16,138)	(16,138)
Net cash used in financing activities	(16,138)	(16,138)

Net increase in cash and cash equivalents	14,878	9,351
Cash and cash equivalents at beginning of year	21,439	37,392
Cash and cash equivalents at end of period	$36,317	$46,743

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

Marketable securities, as of June 29, 2013 and December 29, 2012, consisted of:

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
June 29, 2013	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,074	$7,467	$	---	$8,541
Level 2
Municipal bonds	67,578	728		(1,570)	66,736
	$68,652	$8,195		$(1,570)	$75,277
		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 29, 2012	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,136	$7,714	$	---	$8,850
Level 2
Municipal bonds	72,840	1,308		(497)	73,651
	$73,976	$9,022		$(497)	$82,501

Maturities of marketable securities classified as available-for-sale at June 29, 2013, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$7,158	$6,848
Due after one year through five years	41,983	41,447
Due after five years through ten years	16,936	16,940
Due after ten years	1,501	1,501
Equity securities	1,074	8,541
	$68,652	$75,277

Page 6 of 14 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income
All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company's accumulated other comprehensive income, net of tax.

Unrealized Gains on
Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 29, 2012	$5,019

Other comprehensive loss before reclassifications	(358)
Amounts reclassified from accumulated other comprehensive income	(761)
Net current period other comprehensive loss	(1,119)
Accumulated other comprehensive income balance as of June 29, 2013	$3,900

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended June 29, 2013 and June 30, 2012.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive
		Income to the Consolidated
		Statements of Income
		13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	Location	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Unrealized gains on available-for-sale marketable securities	Investment income	$1,322	$705	$1,369	$708
	Provision for income taxes	(587)	(313)	(608)	(314)
Total amount reclassified, net of tax		$735	$392	$761	$394

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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania. The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of June 29, 2013, the Company operated 164 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income	Percent Changes
(dollars in thousands, except per share amounts)	2013 vs. 2012
For the Periods Ended June 29, 2013	13	26
and June 30, 2012	13 Weeks Ended		26 Weeks Ended		Weeks	Weeks
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012	Ended	Ended
Net sales	$662,072	$677,097	$1,344,784	$1,338,707	(2.2)%	0.5%
Cost of sales, including warehousing and distribution expenses	471,750	489,498	963,335	967,983	(3.6)	(0.5)
Gross profit on sales	190,322	187,599	381,449	370,724	1.5	2.9
Gross profit margin	28.7%	27.7%	28.4%	27.7%
Operating, general and administrative expenses	152,705	152,290	312,917	304,986	0.3	2.6
O, G & A, percent of net sales	23.1%	22.5%	23.3%	22.8%
Income from operations	37,617	35,309	68,532	65,738	6.5	4.3
Operating margin	5.7%	5.2%	5.1%	4.9%
Investment income	1,824	1,162	2,802	2,219	57.0	26.3
Investment income, percent of net sales	0.3%	0.2%	0.2%	0.2%
Other income	---	414	---	414	(100.0)	(100.0)
Other income, percent of net sales	---%	0.1%	---%	0.0%
Income before provision for income taxes	39,441	36,885	71,334	68,371	6.9	4.3
Provision for income taxes	15,262	13,681	27,027	25,142	11.6	7.5
Effective tax rate	38.7%	37.1%	37.9%	36.8%
Net income	$24,179	$23,204	$44,307	$43,229	4.2%	2.5%
Net income, percent of net sales	3.7%	3.4%	3.3%	3.2%
Basic and diluted earnings per share	$0.90	$0.86	$1.65	$1.61	4.7%	2.5%

Page 8 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Income is earned by selling merchandise at price levels that produce revenues in excess of cost of merchandise sold and operating and administrative expenses. Although the Company may experience short-term fluctuations in its earnings due to unforeseen short-term operating cost increases, it historically has been able to increase revenues and maintain stable earnings from year to year.

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

The Company's second quarter sales were affected by the Easter holiday period, which fell in the first quarter this year and the second quarter last year. Management estimates the holiday sales impact between the quarters was approximately $8.6 million. Comparable store sales decreased 4.8%, while total store sales decreased 2.2% in the second quarter of 2013, compared to the same quarter in 2012. Excluding fuel sales, comparable store sales decreased 5.0% in the second quarter of 2013 compared to the same quarter in 2012, while total sales decreased 2.3%. The Company's year-to-date comparable store sales decreased 2.0%, while total store sales increased 0.5% compared to the first twenty-six weeks of 2012. Excluding fuel sales, the Company's year-to-date comparable store sales decreased by 2.3%, while total store sales increased 0.3% compared to the first half of 2012.

The Company's operating regions continue to be hindered by slow economic growth, high unemployment and declining household income, particularly in Northeastern Pennsylvania, New York's Southern Tier and parts of Central Pennsylvania. Many customers remain cautious in their spending and continue to focus on value and long-term savings. To meet these needs, the Company continued to make significant investments in its "Get Grillin'" and "Price Freeze" promotional programs. In March, the Company entered into another round of its "Get Grillin'" promotional program. The "Get Grillin'" promotional program was a fifteen-week reduced pricing program on top items throughout the store that our customers found to be the most seasonally relevant. This program lowered prices on approximately 1,200 items. The Company also launched an eleventh round of its "Price Freeze" program on July 14, 2013. This program froze prices on more than 1,500 products for a thirteen-week period.

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

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits. During the second quarter of 2013, the Company generated a 0.1% increase in average sales per customer transaction while the number of identical customer store visits decreased by 5.0%. The Company's year-to-date average sales per customer transaction increased 1.2%, while the number of identical customer store visits declined by 3.2%. The Company's Gold Card program, an extension of its existing Preferred Club Shopper program, which was launched in preparation for the Company's 100th anniversary celebration in 2012, remains in place. The Gold Card program targets the Company's best shoppers with personalized offers and strong values to help them save money.

Page 9 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Comparable pharmacy sales decreased 5.2% in the second quarter of 2013 and 5.9% year-to-date, compared to the same periods in 2012. Due to the conversion of brand drugs to generic, pharmacy sales in 2013 were impacted by a $5.0 million and $11.5 million decline for the second quarter and year-to-date, respectively, compared to the same periods in 2012. The brand to generic conversion of Lipitor and Plavix has now cycled, allowing the Company to generate more comparable prescription sales for the remaining of the fiscal year. However, the Company anticipates significant brand to generic conversions to occur over the next year. Generics are sold at lower retail prices, decreasing total pharmacy sales. As part of management's strategy to offset this decline, the Company has expanded its immunization programs.

Comparable petroleum sales decreased 9.9% in the second quarter of 2013 and 8.3% year-to-date, compared to the same periods in 2012. The decline is attributed to a combination of fewer gallons sold and decreasing retail gas prices. The Company's average retail price among the Weis Gas-n-Go locations decreased $0.04 from the second quarter of 2013 compared to the same quarter in 2012. Comparable meat sales decreased 5.7% in the second quarter of 2013 and 2.4% year-to-date, compared to the same periods in 2012. Meat sales were impacted by customers continuing to shift their purchasing behavior to lower retailed items and the Company running more aggressive meat ads to drive business, causing some sales deflation compared to last year. Comparable frozen food sales decreased 5.5% in the second quarter of 2013 and 4.0% year-to-date, compared to the same periods last year. Even though the Company's overall sales declined in the second quarter of 2013, comparable produce sales increased 1.0% year-to-date, compared to the first half of 2012. This increase is attributed to an increase in produce units sold, solid in-store execution of merchandising plans and hotter ads in key categories.

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

In 2013, management implemented new inventory control buying procedures that will increase warehouse efficiencies. Under this new buying procedure, a decrease in inventories in the Company's warehouse is expected. Holding less inventory helps increase product freshness, reduce product spoilage and improve inventory shrink. The Company's inventories have decreased by $11.3 million since the beginning of the 2013.

According to the latest U.S. Bureau of Labor Statistics' report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.1% compared to an increase of 4.8% for the same period last year. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased at a rate of 2.6% as of the second quarter of 2013 compared to an increase of 5.2% as of the second quarter of 2012. Despite fluctuating retail and wholesale prices, in 2013, the Company has been able to maintain a gross profit rate of 28.7% and 28.4% for the quarter and year-to-date, respectively, compared to a gross profit rate of 27.2% for both the quarter and year-to-date in 2012. Even though the U.S. Bureau of Labor Statistics' index rates may be reflective of a trend, it will not necessarily be indicative of the Company's actual results.

Page 10 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

The Company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores remained unchanged in the second quarter and first half of 2013 compared to the same periods in 2012. According to the U.S. Department of Energy, the average diesel fuel price for the Central Atlantic States increased $0.08 per gallon to $3.90 per gallon as of June 24, 2013, compared to $3.82 per gallon as of June 25, 2012. Based upon the U.S. Energy Information Administration's current projections, the Company is expecting diesel fuel prices to remain fairly steady throughout the rest of 2013.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total operating, general and administrative expenses. Employee-related costs increased 0.6% in the second quarter and 3.6% in the first half of 2013, compared to the same periods last year. As a percent of sales, employee-related costs increased 0.4% in the second quarter and 0.5% year-to-date compared to the same periods in 2012. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses. As a percent of sales, direct store labor increased 0.6% compared to the second quarter and 0.4% in the first half of 2013 compared to the same periods in 2012.

Depreciation and amortization expense was $14.2 million, or 2.2% of net sales, for the second quarter 2013 compared to $12.4 million, or 1.8% of net sales for the second quarter 2012. Depreciation expense was $28.0 million, or 2.1% of net sales, for the first half of 2013 compared to $24.8 million, or 1.8% of net sales, for the first half of 2012. The increase in depreciation expense, in total dollars, was the result of additional capital expenditures as the Company implements its capital expansion program. See the Liquidity and Capital Resources section for further information regarding the Company's capital expansion program.

The Company's interchange fees for accepting credit and debit cards decreased 0.8% in the second quarter of 2013 and increased 0.6% year-to-date, compared to the same periods in 2012. The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Federal Reserve to set rules to implement caps on debit card interchange fees. As a result of these rules, the Company estimates that its "Operating, general and administrative expenses" were impacted by a 0.20% decline in debit card interchange fees as a percent of debit card sales.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. The Company's utility expense decreased $314,000 or 3.3% in the second quarter but increased $269,000 or 1.4% year-to-date, compared to the same periods in 2012. The decrease in the second quarter is attributed to the Mid-Atlantic States, the Company's operating region, having cooler temperatures. The cooler weather allowed the Company's refrigeration and air conditioning units to use less energy to maintain temperatures. However, in the first quarter of 2013, the Company's operating region had below-average temperatures compared to the first quarter of 2012, increasing heating expenses. The higher heating expenses in the first quarter offset the favorable cooling expenses experienced in the second quarter, resulting in an increase in utilities expense year-to-date.

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

Investment Income
The Company's investment portfolio consists of marketable securities which currently includes municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. In 2013, investment income increased $662,000 in the second quarter and $583,000 year-to-date compared to the same periods in 2012, primarily due to a $511,000 increase in gains recognized on the sale of equity securities in the second quarter.

Provision for Income Taxes
The effective income tax rate was 37.9% in the first half of 2013 compared to 36.8% in the first half of 2012. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

During the first twenty-six weeks of 2013, the Company generated $78.4 million in cash flows from operating activities compared to $64.1 million for the same period in 2012.  Cash flows from operating activities were impacted as a result of an $11.3 million decrease in inventories, mainly due to new inventory control buying procedures implemented in the first half of 2013.  Management expects inventory levels to continue to decrease throughout 2013, as compared to 2012.  Since the beginning of the fiscal year, working capital increased 1.2% compared to an increase of 3.4% in the first half of 2012.

Net cash used in investing activities was $47.3 million compared to $38.7 million in the first half of 2013 and 2012, respectively. These funds were used primarily to purchase marketable securities and property and equipment in the quarters presented. The Company purchased $7.8 million of marketable securities in the first half of 2013 and $9.8 million in the first half of 2012. However, the Company sold $13.9 million of marketable securities in the first half of 2013 compared to $17.4 million in the first half of 2012. Property and equipment purchases during the first half of 2013 totaled $57.3 million compared to $40.4 million in the first half of 2012. In addition, the Company invested $6.1 million in the acquisition of three former Genuardi's stores in 2012. As a percentage of sales, capital expenditures, including the acquisition, were 4.3% and 3.5% in the first half of 2013 and 2012, respectively. The Company also had proceeds from the sale of property and equipment of $3.4 million in the first half of 2013 compared to $304,000 in the same period of 2012. The majority of the proceeds in 2013 resulted from the sale of two properties in the second quarter for a total of $3.2 million.

The Company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company's distribution facilities. Management estimates that its current development plans will require an investment of approximately $135.0 million in 2013.

Net cash used in financing activities was $16.1 million in the first half of 2013 and 2012, which solely consisted of dividend payments to shareholders. At June 29, 2013, the Company had outstanding letters of credit of $13.5 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them.

Page 12 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

Total cash dividend payments on common stock, on a per share basis, amounted to $.60 in the first half of 2013 and 2012. At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on August 5, 2013 to shareholders of record on July 22, 2013. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of June 29, 2013, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $135.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 29, 2013. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 29, 2012 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 29, 2012 and is incorporated herein by reference.

Page 13 of 14 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended June 29, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended June 29, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 08/08/2013	/S/ David J. Hepfinger
David J. Hepfinger
President and Chief Executive Officer
(Principal Executive Officer)

Date 08/08/2013	/S/ Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Page 14 of 14 (Form 10-Q)