Form 10-Q
period 2013-09-28
WEIS MARKETS INC
filed 2013-11-07
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No   [X]

As of November 7, 2013, there were issued and outstanding 26,898,443 shares of the registrant's common stock.

WEIS MARKETS, INC.

FORM 10-Q	Page
Part I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets	1
Consolidated Statements of Income	2
Consolidated Statements of Comprehensive Income	3
Consolidated Statements of Cash Flows	4
Notes to Consolidated Financial Statements	5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	14
Part II. Other Information
Item 6. Exhibits	14
Signatures	14
Exhibit 10.1 Separation Agreement between the Company and David J. Hepfinger, former President and Chief Executive Officer, signed on September 21, 2013
Exhibit 31.1 Rule 13a-14(a) Certification- CEO
Exhibit 31.2 Rule 13a-14(a) Certification- CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS
WEIS MARKETS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 28, 2013	December 29, 2012
	(unaudited)
Assets
Current:
Cash and cash equivalents	$28,224	$21,439
Marketable securities	73,689	82,501
Accounts receivable, net	54,124	53,842
Inventories	233,419	245,243
Prepaid expenses	18,340	10,132
Income taxes recoverable	4,624	---
Total current assets	412,420	413,157
Property and equipment, net	682,964	638,634
Goodwill	35,162	35,162
Intangible and other assets, net	3,190	3,487
Total assets	$1,133,736	$1,090,440
Liabilities
Current:
Accounts payable	$130,448	$126,258
Accrued expenses	30,340	27,193
Accrued self-insurance	19,345	18,544
Deferred revenue, net	4,455	6,635
Income taxes payable	---	1,359
Deferred income taxes	7,711	3,420
Total current liabilities	192,299	183,409
Postretirement benefit obligations	16,326	15,206
Deferred income taxes	93,160	89,109
Other	5,945	7,026
Total liabilities	307,730	294,750
Shareholders' Equity
Common stock, no par value, 100,800,000 shares authorized,
33,047,807 shares issued	9,949	9,949
Retained earnings	963,370	931,579
Accumulated other comprehensive income
(Net of deferred taxes of $2,478 in 2013 and $3,506 in 2012)	3,544	5,019
	976,863	946,547
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders' equity	826,006	795,690
Total liabilities and shareholders' equity	$1,133,736	$1,090,440

See accompanying notes to consolidated financial statements.

Page 1 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except shares and per share amounts)

	13 Weeks Ended		39 Weeks Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Net sales	$661,412	$668,391	$2,006,196	$2,007,097
Cost of sales, including warehousing and distribution expenses	478,649	487,115	1,441,984	1,455,097
Gross profit on sales	182,763	181,276	564,212	552,000
Operating, general and administrative expenses	164,919	154,814	477,835	459,800
Income from operations	17,844	26,462	86,377	92,200
Investment income	1,129	769	3,931	2,988
Other income	---	---	---	414
Income before provision for income taxes	18,973	27,231	90,308	95,602
Provision for income taxes	7,281	10,053	34,308	35,195
Net income	$11,692	$17,178	$56,000	$60,407
Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.90	$0.90
Basic and diluted earnings per share	$0.43	$0.64	$2.08	$2.25

See accompanying notes to consolidated financial statements.

Page 2 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
(dollars in thousands)
	13 Weeks Ended		39 Weeks Ended
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012
Net income	$11,692	$17,178	$56,000	$60,407
Other comprehensive (loss) income by component, net of tax:
Available-for-sale marketable securities
Unrealized holding (losses) gains arising during period
(Net of deferred taxes of $85 and $180 respectively for the 13 Weeks Ended and $257 and $697 respectively for the 39 Weeks Ended)	(154)	241	(512)	926
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $162 and $0 respectively for the 13 Weeks Ended and $771 and $314 respectively for the 39 Weeks Ended)	(202)	---	(963)	(394)
Other comprehensive (loss) income, net of tax	(356)	241	(1,475)	532
Comprehensive income, net of tax	$11,336	$17,419	$54,525	$60,939

See accompanying notes to consolidated financial statements.

Page 3 of 14 (Form 10-Q)

WEIS MARKETS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)
	39 Weeks Ended
	Sept. 28, 2013	Sept. 29, 2012
Cash flows from operating activities:
Net income	$56,000	$60,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,502	32,831
Amortization	5,321	4,685
(Gain) loss on disposition / impairment of fixed assets	(498)	280
Gain on sale of marketable securities	(1,734)	(708)
Gain on sale of intangible assets	(250)	---
Gain on acquisition of business	---	(414)
Deferred income taxes	9,370	2,045
Changes in operating assets and liabilities:
Inventories	11,824	(9,190)
Accounts receivable and prepaid expenses	(8,490)	(194)
Income taxes recoverable	(4,624)	1,187
Accounts payable and other liabilities	5,997	(8,264)
Income taxes payable	(1,359)	12,257
Other	(21)	652
Net cash provided by operating activities	109,038	95,574

Cash flows from investing activities:
Purchase of property and equipment	(89,286)	(75,411)
Proceeds from the sale of property and equipment	3,626	325
Purchase of marketable securities	(10,570)	(10,935)
Proceeds from maturities of marketable securities	650	---
Proceeds from the sale of marketable securities	17,984	17,936
Acquisition of business	---	(6,116)
Purchase of intangible assets	(698)	(234)
Proceeds from the sale of intangible assets	250	---
Net cash used in investing activities	(78,044)	(74,435)

Cash flows from financing activities:
Dividends paid	(24,209)	(24,208)
Net cash used in financing activities	(24,209)	(24,208)

Net increase (decrease) in cash and cash equivalents	6,785	(3,069)
Cash and cash equivalents at beginning of year	21,439	37,392
Cash and cash equivalents at end of period	$28,224	$34,323

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

Marketable securities, as of September 28, 2013 and December 29, 2012, consisted of:

		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
September 28, 2013	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$970	$6,894	$	---	$7,864
Level 2
Municipal bonds	66,697	709		(1,581)	65,825
	$67,667	$7,603		$(1,581)	$73,689
		Gross		Gross
		Unrealized		Unrealized
(dollars in thousands)	Amortized	Holding		Holding	Fair
December 29, 2012	Cost	Gains		Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,136	$7,714	$	---	$8,850
Level 2
Municipal bonds	72,840	1,308		(497)	73,651
	$73,976	$9,022		$(497)	$82,501

Maturities of marketable securities classified as available-for-sale at September 28, 2013, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$5,431	$5,140
Due after one year through five years	43,044	42,529
Due after five years through ten years	16,720	16,654
Due after ten years	1,502	1,502
Equity securities	970	7,864
	$67,667	$73,689

Page 6 of 14 (Form 10-Q)

WEIS MARKETS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income
All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company's accumulated other comprehensive income, net of tax.

Unrealized Gains on
Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 29, 2012	$5,019

Other comprehensive loss before reclassifications	(512)
Amounts reclassified from accumulated other comprehensive income	(963)
Net current period other comprehensive loss	(1,475)
Accumulated other comprehensive income balance as of September 28, 2013	$3,544

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended September 28, 2013 and September 29, 2012.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive
		Income to the Consolidated
		Statements of Income
		13 Weeks Ended			39 Weeks Ended
(dollars in thousands)	Location	Sept. 28, 2013	Sept. 29, 2012		Sept. 28, 2013	Sept. 29, 2012
Unrealized gains on available-for-sale marketable securities	Investment income	$364	$	---	$1,734	$708
	Provision for income taxes	(162)		---	(771)	(314)
Total amount reclassified, net of tax		$202	$	---	$963	$394

(5) Impairment Charges
The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. In accordance with Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company recorded a pre-tax charge of $2.1 million in the third quarter of 2013 for the impairment of long-lived assets, including equipment and leasehold improvements. The charge was a result of management determining that the net book value of four properties was impaired. This charge was included as a component of "Operating, general and administrative expenses."

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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania. The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of September 28, 2013, the Company operated 165 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income	Percent Changes
(dollars in thousands, except per share amounts)	2013 vs. 2012
For the Periods Ended September 28,	13	39
2013 and September 29, 2012	13 Weeks Ended		39 Weeks Ended		Weeks	Weeks
	Sept. 28, 2013	Sept. 29, 2012	Sept. 28, 2013	Sept. 29, 2012	Ended	Ended
Net sales	$661,412	$668,391	$2,006,196	$2,007,097	(1.0)%	(0.0)%
Cost of sales, including warehousing and distribution expenses	478,649	487,115	1,441,984	1,455,097	(1.7)	(0.9)
Gross profit on sales	182,763	181,276	564,212	552,000	0.8	2.2
Gross profit margin	27.6%	27.1%	28.1%	27.5%
Operating, general and administrative expenses	164,919	154,814	477,835	459,800	6.5	3.9
O, G & A, percent of net sales	24.9%	23.2%	23.8%	22.9%
Income from operations	17,844	26,462	86,377	92,200	(32.6)	(6.3)
Operating margin	2.7%	4.0%	4.3%	4.6%
Investment income	1,129	769	3,931	2,988	46.8	31.6
Investment income, percent of net sales	0.2%	0.1%	0.2%	0.1%
Other income	---	---	---	414	---	(100.0)
Other income, percent of net sales	---%	---%	---%	0.0%
Income before provision for income taxes	18,973	27,231	90,308	95,602	(30.3)	(5.5)
Provision for income taxes	7,281	10,053	34,308	35,195	(27.6)	(2.5)
Effective tax rate	38.4%	36.9%	38.0%	36.8%
Net income	$11,692	$17,178	$56,000	$60,407	(31.9)%	(7.3)%
Net income, percent of net sales	1.8%	2.6%	2.8%	3.0%
Basic and diluted earnings per share	$0.43	$0.64	$2.08	$2.25	(32.8)%	(7.6)%

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

Comparable store sales decreased 2.9%, while total store sales decreased 1.0% in the third quarter of 2013, compared to the same quarter in 2012. Excluding fuel sales, comparable store sales decreased 2.8% in the third quarter of 2013 compared to the same quarter in 2012, while total sales decreased 0.9%. The Company's year-to-date comparable store sales decreased 2.3%, while total store sales as a percentage remained unchanged compared to the first thirty-nine weeks of 2012. Excluding fuel sales, the Company's year-to-date comparable store sales decreased by 2.5%, while total store sales decreased 0.1% compared to the first three quarters of 2012.

The Company's operating regions continue to be hindered by slow economic growth, high unemployment and declining household income, particularly in Northeastern Pennsylvania, New York's Southern Tier and parts of Central Pennsylvania. Many customers remain cautious in their spending and continue to focus on value and long-term savings. To meet these needs, the Company continued to make significant investments in its "Price Freeze" promotional program. The Company launched an eleventh round of its "Price Freeze" program on July 14, 2013. This program froze prices on more than 1,500 products for a thirteen-week period. In addition, the Company introduced a promotional program on October 6, 2013 which reduced the price of over 300 Weis Quality products by 10% until the end of 2013.

In addition to the "Price Freeze" promotional program, the Company also offered its "Gas Rewards" program in most markets. The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases. Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the twenty-two Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase gross profit. During the third quarter of 2013, the Company generated a 0.8% increase in average sales per customer transaction while the number of identical customer store visits decreased by 3.7%. The Company's year-to-date average sales per customer transaction increased 1.1%, while the number of identical customer store visits declined by 3.4%. The Company's Gold Card program, an extension of its existing Preferred Club Shopper program, which was launched in preparation for the Company's 100th anniversary celebration in 2012, remains in place. The Gold Card program targets the Company's best shoppers with personalized offers and strong values to help them save money.

Page 9 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Comparable pharmacy sales remained unchanged in the third quarter of 2013 and decreased 4.0% year-to-date, compared to the same periods in 2012. Due to the conversion of brand drugs to generic, pharmacy sales in 2013 were impacted by a $757,000 and $12.3 million decline for the third quarter and year-to-date, respectively, compared to the same periods in 2012. The brand to generic conversion of Lipitor and Plavix cycled during the second quarter, allowing the Company to generate more comparable prescription sales for the remainder of the fiscal year. However, the Company anticipates some brand to generic conversions to occur over the next year. Generics are sold at lower retail prices, decreasing total pharmacy sales. As part of the strategy to offset this decline, the Company has expanded and emphasized its immunization programs as well as begun selling prescription pet medications.

Comparable petroleum sales decreased 7.5% in the third quarter of 2013 and 8.0% year-to-date, compared to the same periods in 2012. The decline is attributed to a combination of fewer gallons sold and decreasing retail gas prices. The Company's average retail price per gallon among the Weis Gas-n-Go locations decreased $0.46 from the third quarter of 2013 compared to the same quarter in 2012.

Comparable meat sales decreased 1.8% in the third quarter of 2013 and 2.2% year-to-date, compared to the same periods in 2012. Meat sales were impacted by customers continuing to shift their purchasing behavior to lower retailed items and the Company running more aggressive meat ads to drive business, causing some sales deflation compared to last year. Comparable frozen food sales decreased 3.5% in the third quarter of 2013 and 3.8% year-to-date, compared to the same periods last year. Even though the Company's overall sales declined in the third quarter of 2013, comparable produce sales increased 0.6% in the third quarter of 2013 and 0.9% year-to-date, compared to the first three quarters of 2012. This increase is attributed to solid in-store execution of merchandising plans and hotter ads in key categories.

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

Cost of Sales and Gross Profit
Cost of sales consists of direct product costs (net of discounts and allowances), distribution center and transportation costs, as well as manufacturing facility operations.

In 2013, management implemented new inventory control buying procedures that will increase distribution center efficiencies. Under this new buying procedure, a decrease in inventories in the Company's distribution center is expected. Holding less inventory helps increase product freshness, reduce product spoilage and improve inventory shrink. The Company's inventories decreased by $11.8 million since the end of 2012.

According to the latest U.S. Bureau of Labor Statistics' report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.0% compared to an increase of 3.7% for the same period last year. The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased at a rate of 2.7% as of the third quarter of 2013 compared to an increase of 3.7% as of the third quarter of 2012. Despite fluctuating retail and wholesale prices, in 2013, the Company has been able to maintain a gross profit rate of 27.6% and 28.1% for the quarter and year-to-date, respectively, compared to a gross profit rate of 27.1% and 27.5% for the quarter and year-to-date in 2012, respectively. Even though the U.S. Bureau of Labor Statistics' index rates may be reflective of a trend, it will not necessarily be indicative of the Company's actual results.

Page 10 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

The Company's profitability is impacted by the cost of oil. Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags. As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores remained unchanged in the third quarter and first three quarters of 2013 compared to the same periods in 2012. According to the U.S. Department of Energy, the average diesel fuel price for the Central Atlantic States decreased $0.15 per gallon to $4.02 per gallon as of September 23, 2013, compared to $4.17 per gallon as of September 24, 2012. Based upon the U.S. Energy Information Administration's current projections, the Company is expecting diesel fuel prices to decrease slightly throughout the rest of 2013.

Although the Company experienced product cost inflation and deflation in various commodities for all periods presented, management cannot accurately measure the full impact of inflation and deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total "Operating, general and administrative expenses." Employee-related costs increased 4.4% in the third quarter and 3.9% in the first three quarters of 2013, compared to the same periods last year. As a percent of sales, employee-related costs increased 0.8% in the third quarter and 0.6% year-to-date compared to the same periods in 2012. The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses. As a percent of sales, direct store labor increased 0.3% in the third quarter and 0.4% in the first three quarters of 2013 compared to the same periods in 2012.

On September 21, 2013, the Company entered into a separation agreement with the former President and Chief Executive Officer. The Company's third quarter "Operating, general and administrative expenses" were negatively impacted by the charge of $6.1 million worth of estimated expenses related to the separation agreement. See Exhibit 10, filed with this quarterly report on Form 10-Q, for more information pertaining to the separation agreement.

Depreciation and amortization expense was $14.8 million, or 2.2% of net sales, for the third quarter 2013 compared to $12.8 million, or 1.9% of net sales for the third quarter 2012. Depreciation and amortization expense was $42.8 million, or 2.1% of net sales, for the first three quarters of 2013 compared to $37.5 million, or 1.9% of net sales, for the first three quarters of 2012. The increase in depreciation and amortization expense, in total dollars, was the result of additional capital expenditures as the Company implements its capital expansion program. See the Liquidity and Capital Resources section for further information regarding the Company's capital expansion program.

In the third quarter of 2013, the Company determined that the asset value of four properties was impaired. As a result, the Company recognized an impairment loss of $2.1 million. See Note 5 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on the Company's impairment charges.

The Company's interchange fees for accepting credit and debit cards increased 2.5% in the third quarter of 2013 and increased 2.0% year-to-date, compared to the same periods in 2012. The Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act authorized the Federal Reserve to set rules to implement caps on debit card interchange fees. As a result of these rules, the Company estimates that its "Operating, general and administrative expenses" were impacted by a 0.21% decline in debit card interchange fees as a percent of debit card sales year-to-date as compared to pre-implementation levels.

Page 11 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption. The Company's utility expense decreased $582,000 or 5.4% in the third quarter and $313,000 or 1.0% year-to-date, compared to the same periods in 2012. The decreases are attributed to the Mid-Atlantic States, the Company's operating region, having cooler temperatures in the spring and summer. The cooler weather allowed the Company's refrigeration and air conditioning units to use less energy to maintain temperatures.

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

Investment Income
The Company's investment portfolio consists of marketable securities which currently includes municipal bonds and equity securities. The Company classifies all of its marketable securities as available-for-sale. In 2013, investment income increased $360,000 in the third quarter and $943,000 year-to-date compared to the same periods in 2012, primarily due to a $357,000 and $868,000 increase in gains recognized on the sale of equity securities in the third quarter and year-to-date, respectively.

Provision for Income Taxes
The effective income tax rate was 38.0% in the first three quarters of 2013 compared to 36.8% in the first three quarters of 2012. The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

During the first thirty-nine weeks of 2013, the Company generated $109.0 million in cash flows from operating activities compared to $95.6 million for the same period in 2012.  Cash flows from operating activities were impacted as a result of an $11.8 million decrease in inventories, mainly due to new inventory control buying procedures implemented in the first half of 2013.  Since the beginning of the fiscal year, working capital decreased 4.2% compared to a decrease of 0.1% in the first three quarters of 2012.

Net cash used in investing activities was $78.0 million compared to $74.4 million in the first three quarters of 2013 and 2012, respectively. These funds were used primarily to purchase marketable securities and property and equipment in the quarters presented. The Company purchased $10.6 million of marketable securities in the first three quarters of 2013 and $10.9 million in the first three quarters of 2012. However, the Company sold $18.0 million of marketable securities in the first three quarters of 2013 compared to $17.9 million in the first three quarters of 2012. Property and equipment purchases during the first three quarters of 2013 totaled $89.3 million compared to $75.4 million in the first three quarters of 2012. In addition, the Company invested $6.1 million in the acquisition of three former Genuardi's stores in 2012. As a percentage of sales, capital expenditures, including the acquisition, were 4.5% and 4.1% in the first three quarters of 2013 and 2012, respectively. The Company also had proceeds from the sale of property and equipment of $3.6 million in the first three quarters of 2013 compared to $325,000 in the same period of 2012. The majority of the proceeds in 2013 resulted from the sale of two properties in the second quarter for a total of $3.2 million.

The Company's capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company's distribution facilities. Management estimates that its current development plans will require an investment of approximately $120.0 million in 2013. The investment reduction for 2013 is a result of project completion dates shifting from 2013 to 2014. Company management remains committed to the capital expansion program and fully expects to invest the previously reported amount of $135.0 million.

Page 12 of 14 (Form 10-Q)

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Net cash used in financing activities was $24.2 million in the first three quarters of 2013 and 2012, which solely consisted of dividend payments to shareholders. At September 28, 2013, the Company had outstanding letters of credit of $16.9 million. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $.90 in the first three quarters of 2013 and 2012. At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on November 18, 2013 to shareholders of record on November 4, 2013. The Board of Directors' 2004 resolution authorizing the repurchase of up to one million shares of the Company's common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of September 28, 2013, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2028. The Company anticipates funding its working capital requirements and its $120.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the nine months ended September 28, 2013. Quantitative information is set forth in Item 7a on the Company's Annual Report on Form 10-K under the caption "Quantitative and Qualitative Disclosures About Market Risk," which was filed for the fiscal year ended December 29, 2012 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption "Liquidity and Capital Resources," within "Management's Discussion and Analysis of Financial Condition and Results of Operations," which was filed for the fiscal year ended December 29, 2012 and is incorporated herein by reference.

Page 13 of 14 (Form 10-Q)

WEIS MARKETS, INC.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company's Disclosure Committee, evaluated the Company's disclosure controls and procedures as of the fiscal quarter ended September 28, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company's internal control over financial reporting during the fiscal quarter ended September 28, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits
        Exhibit 10.1 Separation Agreement between the Company and David J. Hepfinger, former President and Chief Executive Officer, signed on September 21, 2013
        Exhibit 31.1 Rule 13a-14(a) Certification - CEO
        Exhibit 31.2 Rule 13a-14(a) Certification - CFO
        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 11/07/2013	/S/ Jonathan H. Weis
Jonathan H. Weis
Vice Chairman, Secretary and
Interim President/Chief Executive Officer
(Principal Executive Officer)

Date 11/07/2013	/S/ Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Page 14 of 14 (Form 10-Q)