Form 10-K
period 2013-12-28
WEIS MARKETS INC
filed 2014-03-14
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

OR

 [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission File Number 1-5039

WEIS MARKETS, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization) 1000 S. Second Street P. O. Box 471	24-0755415 (I.R.S. Employer Identification No.)
Sunbury, Pennsylvania (Address of principal executive offices) Registrant's telephone number, including area code: (570) 286-4571	17801-0471 (Zip Code) Registrant's web address: www.weismarkets.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common stock, no par value Securities registered pursuant to Section 12(g) of the Act: None	Name of each exchange on which registered New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $564,000,000 as of June 29, 2013 the last business day of the most recently completed second quarter.

Shares of common stock outstanding as of March 14, 2014 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated  March 13, 2014 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the Company's business during fiscal 2013.  The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.”  The Weis family currently owns approximately 65% of the outstanding shares.  Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman, President and Chief Executive Officer.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The Company advertises its products and promotes its brand through weekly newspaper circulars; radio and television ads; e-mail blasts; and on-line via its website, social media and mobile applications.  Printed circulars are used extensively on a weekly basis to advertise featured items.  The Company utilizes a loyalty card program, “Weis Club Preferred Shopper,” which allows customers to receive discounts, promotions and rewards.  The Company currently owns and operates 166 retail food stores, one of which was opened in the beginning of 2014.  The Company’s operations are reported as a single reportable segment.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2013, 2012, and 2011, respectively:

	2013	2012	2011
Center Store (1)	59.0%	59.5%	59.9%
Fresh (2)	28.7	28.1	27.9
Pharmacy Services	8.6	8.7	8.8
Fuel	3.5	3.5	3.1
Other	0.2	0.2	0.3
Consolidated net sales	100.0%	100.0%	100.0%

__________

(1) Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.

(2) Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2013, Weis Markets, Inc. operated 25 stores in Maryland, 4 stores in New Jersey, 11 stores in New York, 122 stores in Pennsylvania and 2 stores in West Virginia, for a total of 164 retail food stores operating under the Weis Markets trade name.  Weis Markets, Inc. also operated one Save-A-Lot retail food store in Pennsylvania.

WEIS MARKETS, INC.

Item 1.Business: (continued)

All retail food store locations, except Save-A-Lot, operate as conventional supermarkets.  Save-A-Lot’s limited assortment format serves value-focused customers.  The retail food stores range in size from 8,000 to 70,000 square feet, with an average size of approximately 50,000 square feet.  The following summarizes the number of stores by size categories as of year-end:

	2013	2013	2012	2012
Square feet	Number of stores	% of Total	Number of stores	% of Total
55,000 to 70,000	53	32%	49	30%
45,000 to 54,999	72	44%	72	44%
35,000 to 44,999	22	13%	24	15%
25,000 to 34,999	12	7%	12	7%
Under 25,000	6	4%	6	4%
Total	165	100%	163	100%

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2013	2012	2011	2010	2009
Beginning store count	163	161	164	164	154
New stores (1)	4	4	1	---	11
Opened relocated stores	---	1	1	---	---
Closed stores	(2)	(2)	(4)	---	(1)
Closed relocated stores	---	(1)	(1)	---	---
Ending store count	165	163	161	164	164
Total square feet (000’s), at year-end	8,211	8,054	7,877	7,887	7,888
Additions/major remodels	12	13	9	4	5

____________________

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

The Company currently employs approximately 17,900 full-time and part-time associates.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

Trade Names and Trademarks.    The Company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset.  The Company is the exclusive licensee of more than 60 other trademarks registered and/or pending in the United States Patent and Trademark Office from WMK Holdings, Inc., including trademarks for its product lines and promotions such as Weis, Weis 2 Go, Weis Wonder Chicken, Price Freeze, Weis Gas-n-Go and Healthy Bites.  Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

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

The Company’s business is highly dependent on complex information technology systems that are vital to its continuing operations.  If the Company was to experience difficulties maintaining existing systems or implementing new systems, significant losses could be incurred due to disruptions in its operations.  Additionally, these systems contain valuable proprietary data as well as receipt and storage of personal information about its associates and customers, in particular electronic payment data and personal health information that, if breached, would have an adverse effect on the Company.  Such an occurrence could adversely affect the Company’s reputation with its customers, associates, and vendors, as well as the Company’s operations, results of operations, financial condition and liquidity, and could result in litigation against the Company or the imposition of penalties. Moreover, a security breach could require the expenditure of significant additional resources to further upgrade the security measures that the Company employs to guard such important personal information against cyberattacks and other attempts to access such information and could result in a disruption of operations.

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

The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012, $1,250,000 per member prior to March 1, 2013, $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of March 1, 2014.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  The Company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on earnings.

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

As of December 28, 2013, the Company had $18.0 million in cash and cash equivalents, $63.1 million in marketable securities and $8.8 million in SERP (Supplemental Executive Retirement Plan) investment (level 1 mutual funds).  The Company’s marketable securities consist of municipal bonds and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, the Company may experience a reduction in value or loss of liquidity from investments, which may have a negative impact on the Company’s results of operations, liquidity and financial condition.  The Federal Deposit Insurance Corporation (FDIC) insures amounts up to $250,000 per depositor, per insured bank, for each account ownership category.  The Company has balances in bank accounts that may exceed the insured amount leaving the Company exposed for any amounts over the $250,000 limit.

The Company is a controlled Company due to the common stock holdings of the Weis family.

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 28, 2013.  As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.  Currently, two of the Company’s six directors are members of the Weis family.

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

WEIS MARKETS, INC.

Item 1b.    Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.    Properties:

The Company currently owns and operates 82 of its retail food stores, and leases and operates 84 stores under operating leases that expire at various dates through 2029.  The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1.1 million square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet.  The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 552,000 square feet.  The Company utilizes 259,000 square feet of its Sunbury location to operate its ice cream plant, meat processing plant and milk processing plant.

Item 3.    Legal Proceedings:

Neither the Company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business.

WEIS MARKETS, INC.

Executive Officers of the Registrant

The following sets forth the names and ages of the Company’s executive officers as of March 14, 2014, indicating all positions held during the past five years:

Name	Age	Title

Robert F. Weis (a)	94	Chairman of the Board
Jonathan H. Weis (b)	46	Vice Chairman, President and Chief Executive Officer
Kurt A. Schertle (c)	42	Chief Operating Officer
Scott F. Frost (d)	51	Senior Vice President, Chief Financial Officer and Treasurer
Harold G. Graber (e)	58	Senior Vice President of Real Estate and Development and Secretary
James E. Marcil (f)	55	Senior Vice President of Human Resources

(a)	Robert F. Weis. The Company has employed Mr. Weis since 1946. Mr. Weis served as Chairman and Treasurer from 1995 until April 2002, at which time he was appointed Chairman of the Board.

(b)

Jonathan H. Weis. The Company has employed Mr. Weis since 1989.  Mr. Weis served the Company as Vice President of Property Management and Development from 1996 until April 2002, at which time he was appointed as Vice President and Secretary.  In January of 2004, the Board appointed Mr. Weis as Vice Chairman and Secretary.  Mr. Weis became the Company's interim President and Chief Executive Officer in September 2013 and was appointed as President and Chief Executive Officer in February 2014.

(c)

Kurt A. Schertle. The Company hired Mr. Schertle on March 1, 2009 as its Vice President of Sales and Merchandising.  In February 2010, Mr. Schertle was promoted to Senior Vice President of Sales and Merchandising.  In July 2012, Mr. Schertle was promoted to Executive Vice President of Sales and Merchandising.  In September 2013, Mr. Schertle assumed the additional responsibility of overseeing Store Operations and Mr. Schertle was promoted to Chief Operating Officer in March 2014.  Prior to joining the Company, Mr. Schertle was President and Chief Operating Officer of Tree Top Kids, Inc., a specialty toy retailer, from 2007 until 2009.  Mr. Schertle has more than 20 years of food retailing experience, mostly with Shoppers Food & Pharmacy, a banner of SUPERVALU, where he worked in various capacities including his last position as a Senior Vice President for Marketing and Merchandising from 2005 until 2007.

(d)

Scott F. Frost. Mr. Frost joined the Company full-time in 1984 and he has held various positions since then.  The Company appointed Mr. Frost as Vice President, Chief Financial Officer and Treasurer in October 2009.  In January 2011, Mr. Frost was promoted to Senior Vice President, Chief Financial Officer and Treasurer.  Mr. Frost also served as Acting Chief Financial Officer, Controller, Assistant Treasurer and Assistant Secretary of the Company during the past five years.

(e)

Harold G. Graber. Mr. Graber joined the Company in October 1989 as the Director of Real Estate.  Mr. Graber, who served the Company as Vice President for Real Estate since 1996, was promoted to Senior Vice President of Real Estate and Development in February 2010.  Mr. Graber was appointed as Secretary of the Company in February 2014.

(f)	James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources.

WEIS MARKETS, INC.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK).  The approximate number of shareholders, including individual participants in security position listings, on December 28, 2013 as provided by the Company's transfer agent was 5,925.  High and low stock prices and dividends paid per share for the last two fiscal years were:

	2013			2012
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$41.98	$37.90	$0.30	$44.85	$39.66	$0.30
Second	47.92	39.34	0.30	45.90	42.07	0.30
Third	51.92	45.12	0.30	45.96	41.15	0.30
Fourth	54.13	46.15	0.30	42.63	37.65	0.30

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

Comparative Five-Year Total Returns

	2008	2009	2010	2011	2012	2013
Weis Markets, Inc.	100.00	111.83	128.11	133.97	135.08	184.99
S&P 500	100.00	126.46	145.51	148.58	172.35	228.18
Peer Group	100.00	102.44	120.74	137.82	159.55	215.86

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

Five Year Review of Operations

	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks
(dollars in thousands, except shares,	Ended	Ended	Ended	Ended	Ended
per share amounts and store information)	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010	Dec. 26, 2009
Net sales	$2,692,588	$2,701,405	$2,752,504	$2,620,378	$2,516,175
Costs and expenses	2,581,406	2,574,373	2,638,224	2,515,062	2,419,824
Income from operations	111,182	127,032	114,280	105,316	96,351
Investment and other income	4,684	3,882	3,326	2,069	1,556
Income before provision for income taxes	115,866	130,914	117,606	107,385	97,907
Provision for income taxes	44,145	48,403	42,022	39,094	35,107
Net income	71,721	82,511	75,584	68,291	62,800
Retained earnings, beginning of year	931,579	881,346	864,132	827,042	795,473
	1,003,300	963,857	939,716	895,333	858,273
Cash dividends	32,278	32,278	58,370	31,201	31,231
Retained earnings, end of year	$971,022	$931,579	$881,346	$864,132	$827,042
Weighted-average shares outstanding, diluted	26,898,443	26,898,443	26,898,443	26,898,443	26,920,551
Cash dividends per share	$1.20	$1.20	$2.17	$1.16	$1.16
Basic and diluted earnings per share	$2.67	$3.07	$2.81	$2.54	$2.33
Working capital	$211,528	$229,748	$223,742	$234,889	$173,159
Total assets	$1,148,242	$1,090,440	$1,029,004	$992,081	$916,515
Shareholders’ equity	$834,053	$795,690	$745,886	$728,127	$690,764
Number of grocery stores	165	163	161	164	164

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Weis Markets, Inc., its operations and its present business environment.  The MD&A is provided as a supplement to and should be read in conjunction with the consolidated financial statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.  The following analysis should also be read in conjunction with the Financial Statements included in the Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned “Forward-Looking Statements” immediately following this analysis.  This overview summarizes the MD&A, which includes the following sections:

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

 •   Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates.

Company Overview

General

Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania.  Today, the Company ranks among the top 50 food and drug retailers in the United States in revenues generated.  As of December 28, 2013, the Company operated 165 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Company Overview, (continued)

Strategic Imperatives

The following strategic imperatives will be focused upon by the Company to attempt to ensure the success of the Company in the coming years:

•

Establish a Sales Driven Culture – The Company continues to focus on sales and profits growth, improved operating discipline, increased productivity and positive cash flow.  The Company believes disciplined growth will increase its market share and operating profits, resulting in enhanced shareholder value.  The Company’s method of driving sales includes focused preparation and execution of sales programs, investing in new stores and remodels, and strategic acquisitions.  Communicating clear executable standards and aligning performance measures across the organization will help to instill a sales-driven operating environment.

•

Continuously Upgrade Organizational Talent Pool  – In support of the Company’s growth and sales building strategies, the Company is committed to growing leaders at every level throughout the organization through enhanced leadership development programs, succession planning, and establishing rewarding career paths.  The Company believes that improved associate talent directly impacts the ability to execute strategic plans and views this as a strategic imperative for future growth.

•

Become More Relevant to Consumers – Understanding the consumer is crucial to the Company’s strategic plan.  Research can be done by studying the wants and needs of core consumers and casual consumers.  Measuring customer satisfaction and sharing insights across the organization will help communication between management and its consumers.  The Company strives to build customer loyalty by purchasing produce from local growers and supporting organizations within the communities it serves.  It will continue to invest in new stores, remodels and additions and strategic acquisitions, to help retain and attract new consumers.

•

Create Meaningful Differentiation – The Company has identified product pricing, locally focused store assortments, shopping experience, overall convenience and customer service as critical components of future success.  The strategy includes developing improved customer service training and setting customer service measurements and goals.  As part of this strategy, management is committed to offering its customers a strong combination of quality, service and value.  It will continue to offer competitive prices on name brand and private brand products to exceed customers’ expectations.

•

Significantly Improve Decision Support and Measurement – The Company will continue to make investments in its information technology systems and distribution network. This will help improve associate productivity, store conditions and the overall customer experience with user-friendly, support driven systems.  These systems will also continue to play a key role in the measurement of the Company’s strategic decisions and provide valuable insight into customer behavior, shopping trends, and financial returns.  Management will continue to streamline its supply chain by focusing on improving inventory turns, cost per case, in-stock position and overall service levels, which will help to improve in-store conditions and result in increased sales and profits.

•

Focus on Sustainability Strategies – The Company continues to focus on green best-practices, conservation, food and agricultural impact and social responsibility.  The Company views being good stewards in the communities where we operate as an important component of overall success.  In 2013, strategies were implemented to reduce the Company’s carbon footprint.  One of these strategies included reducing the number of miles the Company’s transportation fleet travels by mapping more efficient travel routes.  During 2012, the fleet traveled 10,483,000 miles, compared to 10,108,000 miles in 2013, a reduction of 375,000 miles or 3.6%.  Food sustainability and the impact on the environment will continue to influence the Company’s strategic plans.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations

Analysis of Consolidated Statements of Income

(dollars in thousands except per share amounts)				Percent Changes
For the Fiscal Years Ended December 28, 2013,	2013	2012	2011	2013 vs.	2012 vs.
December 29, 2012 and December 31, 2011	(52 weeks)	(52 weeks)	(53 weeks)	2012	2011
Net sales	$2,692,588	$2,701,405	$2,752,504	(0.3)%	1.9%
Cost of sales, including warehousing and distribution expenses	1,947,120	1,958,852	2,016,649	(0.6)	(2.9)
Gross profit on sales	745,468	742,553	735,855	0.4	0.9
Gross profit margin	27.7%	27.5%	26.7%
Operating, general and administratives expenses	634,286	615,521	621,575	3.0	(1.0)
O, G & A, percent of net sales	23.6%	22.8%	22.6%
Income from operations	111,182	127,032	114,280	(12.5)	11.2
Operating margin	4.1%	4.7%	4.2%
Investment income	4,684	3,468	3,326	35.1	4.3
Investment income, percent of net sales	0.2%	0.1%	0.1%
Other income	-	414	-	(100.0)	100.0
Other income, percent of net sales	-%	0.0%	-%
Income before provision for income taxes	115,866	130,914	117,606	(11.5)	11.3
Provision for income taxes	44,145	48,403	42,022	(8.8)	15.2
Effective tax rate	38.1%	37.0%	35.7%
Net income	$71,721	$82,511	$75,584	(13.1)%	9.2%
Net income, percent of net sales	2.7%	3.1%	2.7%
Basic and diluted earnings per share	$2.67	$3.07	$2.81	(13.0)%	9.3%

Income is earned by selling merchandise at price levels that produce revenues in excess of cost of merchandise sold and operating and administrative expenses.  Although the Company may experience short term fluctuations in its earnings due to unforeseen short-term operating cost increases, it historically has been able to increase revenues and maintain stable earnings from year to year.

Net Sales

The Company's revenues are earned and cash is generated as merchandise is sold to customers at the point of sale.  Discounts provided to customers by the Company at the point of sale are recognized as a reduction in sales as products are sold or over the life of a promotional program if redeemable in the future.  Discounts provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the coupons are redeemable at any retailer that accepts coupons.

Total store sales decreased 0.3% in 2013, a 52-week period, compared to 2012, a 52-week period. Excluding fuel sales, total sales decreased 0.4%.  Total store sales decreased 1.9% from 2012, compared to 2011, a 53-week period.  Excluding fuel sales, total sales decreased 2.3%.  Adjusting for the extra week in 2011, there was no change in total sales from 2012 to 2011.  Excluding fuel sales and adjusting for the extra week in 2011, total sales decreased 0.4% in 2012 compared to 2011.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Comparable store sales decreased 2.6% in 2013, a 52-week period, compared to 2012, a 52-week period.  Excluding fuel sales, comparable store sales decreased 2.7%.  The 2013 sales decline is attributed to increased competition, cycling the 2012 sales impact of Hurricane Sandy and a decline in food stamp/SNAP (the United States Department of Agriculture’s Supplemental Nutrition Assistance Program) spending in its stores, which accelerated in the fourth quarter with the reduction in SNAP benefits that went into effect November 1, 2013.  Comparable store sales decreased 2.0% in 2012, compared to 2011, a 53-week period.  Excluding fuel sales, comparable store sales decreased 2.4% in 2012 compared to 2011.  Adjusting for the extra week in 2011, comparable store sales decreased 0.1% in 2012 compared to 2011.  Excluding fuel sales and adjusting for the extra week in 2011, comparable store sales decreased 0.5% in 2012 compared to 2011.

The Company's operating regions continue to be hindered by slow economic growth, high unemployment and declining household income, particularly in Northeastern Pennsylvania, New York's Southern Tier and the Lehigh Valley and Pocono areas of Central Pennsylvania.  In addition, the Company’s customers were impacted by the reduction in SNAP benefits.  Many customers remain cautious in their spending and continue to focus on value and long term savings.

To meet these needs, the Company continued to make significant investments in its "Price Freeze" and "Get Grillin'" promotional programs.  The Company ran two "Price Freeze" programs in 2013.  The first program froze prices on more than 2,000 products for a thirteen-week period.  The second “Price Freeze” program froze prices on over 1,500 items for a thirteen-week period.  The Company launched a twelfth round of its "Price Freeze" program on December 29, 2013, which has proven to be an enduring and relevant promotion for our customers during challenging economic times.  This program froze prices on more than 2,000 products for a thirteen-week period.  The "Get Grillin'" promotional program was a reduced pricing program on top items throughout the store that our customers found to be the most seasonally relevant.  This program lowered prices of approximately 1,200 items for a fifteen-week period.  In addition, the Company introduced a promotional program in October 2013 which reduced the price of over 300 Weis Quality products by 10% through the end of the year.

In addition to the "Price Freeze" and "Get Grillin'" promotional programs, the Company also offered its “Gas Rewards” program in most markets.  The “Gas Rewards” program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases.  Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company’s markets, at Manley’s Mighty Mart Valero locations, in the Binghamton, NY market or at any of the twenty-three Weis Gas-n-Go locations.

The Company continued to employ a disciplined marketing and advertising strategy, along with targeted promotional activity in key markets, to help maintain its market share and increase its profits.  During 2013, the Company generated a 0.7% increase in average sales per customer transaction, while the number of identical customer store visits declined by 3.3%.  In the fourth quarter of 2011, in preparation for the Company’s 100th anniversary celebration in 2012, the Company launched its Gold Card program, an extension of its existing Preferred Club Shopper program.  The Gold Card program targets the Company’s best shoppers with personalized offers and strong values to help them save money.  In 2014, the Company started an aggressive sales building program, notably its Three Ways to Save sales initiative, which offers discounts on more than 2,000 products and includes its Prize Freeze, Lowest Price Guarantee and Everyday Lower Price programs.

Comparable center store sales decreased 3.4% in 2013, compared to 2012.  Center store was impacted by stagnant sales performance in key center store categories, increased competition and a decline in food stamp/SNAP spending in its stores, which accelerated in the fourth quarter with the reduction in SNAP benefits that went into effect November 1, 2013.  Comparable fuel sales declined 8.3% in 2013, compared to 2012.  Sales were affected by fuel price deflation in 2013, which resulted in lower retail gas sales.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Comparable deli sales decreased 4.6% in 2013, compared to 2012, and 2.8% in 2012 compared to 2011, adjusting for the extra week in 2011.  Sales declined in 2013 and 2012 as a result of emergency sales surges in October 2012 and September 2011, respectively, caused by flooding due to Hurricane Sandy in 2012 and Hurricanes Irene and Lee in 2011, which impacted regions of Pennsylvania and southern New York, where the majority of the Company's stores are located.  Customers were unable to prepare meals at home for extended periods of time in 2012 and 2011, resulting in increased deli sales.  Additionally, 2013 sales were negatively affected by deli salad recalls occurring in September and which continued to impact the fourth quarter, due to a disruption in supply.

Comparable meat sales decreased 2.5% in 2013, compared to 2012.  With the cost of meat rising, the Company made the strategic decision to reduce retail prices in order to encourage meat sales.  The Company sold 256,084 more pounds of meat in 2013, compared to 2012.  Although total tonnage of meat sold increased, comparable meat sales decreased over the previous fiscal year due to the retail price reduction strategy.

Comparable pharmacy sales decreased 2.2% in 2013, compared to 2012.  Adjusting for the extra week in 2011, pharmacy sales decreased 3.1% in 2012 compared to 2011.  Pharmacy sales were impacted by a $15.3 million and $10.4 million decline in 2013 and 2012, respectively, due to the conversion of brand drugs to generic.  Generics are sold at lower retail prices, decreasing total pharmacy sales.  While sales dropped significantly in dollars because of the increased utilization of generic pharmaceuticals, the number of units sold in comparable stores decreased 0.4% in 2013 compared to 2012 but increased 0.4% in 2012 compared to 2011.  As part of management's strategy to offset this decline, the Company emphasized a continued focus on immunization while implementing in-store pet medications and a medication synchronization program.

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.9% in 2013, 2.4% in 2012 and 4.8% in 2011.  The annual Seasonally Adjusted Producer Price Index for Finished Consumer Foods increased 2.3% in 2013, 2.5% in 2012 and 6.3% in 2011.  Despite the fluctuation of retail and wholesale prices, the Company maintained a gross profit rate of 27.7% in 2013, 27.5% in 2012 and 26.7% in 2011.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.

The Company experienced a LIFO charge of $692,000 for 2013, compared to a charge of $1.2 million for 2012 and a charge of $8.7 million in 2011.  Significant wholesale price inflation occurred during 2011.  With the exception of pharmacy, the Company expects wholesale price inflation to increase slightly in 2014.

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags.  As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores remained unchanged in 2013 compared to 2012 and in 2012 compared to 2011.  According to the U.S. Department of Energy, the 52-week average diesel fuel price for the Central Atlantic States decreased $0.09 per gallon to $4.01 per gallon as of December 23, 2013, compared to $4.10 per gallon as of December 24, 2012.  Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to slightly decrease during 2014.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Although the Company experienced product cost inflation and deflation in various commodities in 2013, 2012 and 2011, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise over 60% of the total “Operating, general and administrative expenses.”  Employee-related costs increased 1.2% in 2013 compared to 2012 and increased 1.0% in 2012 compared to 2011, inclusive of the extra week in 2011.  As a percent of sales, employee-related costs increased 0.2% in 2013 compared to 2012 and increased 0.4% in 2012 compared to 2011.  As a percent of sales, direct store labor increased 0.3% in 2013 compared to 2012 and 0.2% in 2012 compared to 2011.

The Company expensed $2.0 million, $1.1 million and $111,000 in 2013, 2012 and 2011, respectively, due to adjustments made to the non-qualified supplemental executive retirement plan resulting from a rise in the equity market.  See Note 6 Retirement Plans, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s retirement plans.

The Company’s self-insured health care benefit expenses decreased 14.9% in 2013 compared to 2012 and increased 5.4% in 2012 compared to 2011.  During 2013, the Company incurred less expensive health care claims, compared to 2012.  The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses.

On September 21, 2013, the Company entered into a separation agreement with the former President and Chief Executive Officer.  The Company's "Operating, general and administrative expenses" were negatively impacted by the charge of $6.1 million worth of estimated expenses related to the separation agreement.  See Exhibit 10, filed with the quarterly report on Form 10-Q filed on November 7, 2013, for more information pertaining to the separation agreement.

Depreciation and amortization expense was $58.3 million, or 2.2% of net sales, for 2013 compared to $50.7 million, or 1.9% of net sales, for 2012 and $59.4 million, or 2.2% of net sales, for 2011.  The increase in depreciation and amortization expense in 2013 compared to 2012 was the result of additional capital expenditures as the Company implements its capital expansion program.  In the first quarter of 2012, the Company changed its accounting policy for property and equipment.  The decrease in depreciation and amortization expense in 2012 compared to 2011 resulted from the Company's change in depreciation method for this group of assets from accelerated methods to straight-line, despite additional capital expenditures as the Company implements its capital expansion program.  See Note 1 (j) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s change in accounting estimate related to depreciation expense.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

The Company recognized pre-tax gains of $2.9 million and $1.7 million in 2013 and 2012, respectively, from the sale of two properties in 2013 and one property in 2012.  In 2013, the Company determined that the asset value of four properties was impaired. As a result, the Company recognized a pre-tax impairment loss of $2.1 million.  See Note 1(l) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company's impairment charges.  Earnings were further impacted in 2013 by a $680,000 adjustment to liabilities for future expenses on closed stores.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities.  The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.  The Company is a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems.  The Company was awarded the GreenChill Distinguished Partner Award for leadership in refrigerant management due to the demonstrated extraordinary leadership and initiative in achieving GreenChill’s mission in 2013.  This past year, the Company received 3 Gold Level Certified Stores.  In total, the Company has nine stores registered under the EPA GreenChill program.  In 2012, the Company replaced its existing lighting system at its 1.1 million square-foot distribution center with low watt fluorescent and LED lighting, reducing energy consumption by 80% and operating costs by 30%.  Its new store prototypes contain skylights that harvest natural daylight to reduce lighting costs, LED lighting and motion sensors in its frozen departments and energy management systems.  All Company stores have an assigned Energy Captain to promote in-store energy conservation.  Through these initiatives, with the added benefit of clement weather and a declining market in electricity costs, the Company’s utility expense decreased by 2.6% in 2013 compared to 2012 and decreased 8.6% in 2012 compared to 2011.

Above average snowfall and significant ice storms struck the Mid-Atlantic states, the Company's operating region, in the first quarter of 2011.  In order to hedge the Company's potential snow removal expense against drastic swings and divert the associated risk, the Company entered into a fixed rate three year contractual arrangement for snow and ice removal in November 2011.  As a result, these expenses only increased $10,000 in 2013 compared to 2012 and snow removal costs decreased $336,000 in 2012 compared to 2011.

The Company’s income from the sale of cardboard salvage decreased $195,000 in 2013 compared to 2012 and decreased $1.5 million in 2012 compared to 2011.  This was due to decreased price per ton of cardboard in 2012 compared to 2011 and a reduction in volume salvaged.

Investment Income

The Company’s investment portfolio consists of marketable securities which currently includes municipal bonds and equity securities.  The Company classifies all of its marketable securities as available-for-sale.  The Company experienced an $868,000 increase on gains recognized on the sale of equity securities in 2013 compared to 2012.

Other Income

Upon completion, the Company recognized a gain of $414,000 on the bargain purchase of three former Genuardi locations in the Delaware Valley region of Pennsylvania, from Safeway Inc., in the second quarter of 2012.

Provision for Income Taxes

The effective income tax rate was 38.1%, 37.0% and 35.7% in 2013, 2012 and 2011, respectively.  The rate increased starting in 2012 due to the decrease in the domestic production deduction also referred to as the Section 199 deduction.  The qualifying manufacturing sales decreased during 2011 resulting in a sizeable provision to return adjustment which results in a higher effective tax rate.  The 2012 manufacturing sales also decreased.  Therefore, the deduction was reduced compared to the 2011 deduction resulting in a higher effective tax rate.  The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources

Net cash provided by operating activities was $142.6 million in 2013 compared to $124.0 million in 2012 and $152.4 million in 2011.  In 2013, management implemented new inventory control buying procedures that increased distribution center efficiencies.  Under these new buying procedures, a decrease in inventories in the Company's distribution center was expected.  The distribution center inventory level decreased an average of $7.0 million during the last nine fiscal months of 2013 compared to the same period in 2012.  The Company's overall inventory level only decreased by $4.8 million in 2013 compared to 2012 as a result of holding more inventory at year end for the holidays and the addition of larger stores during the year.  Working capital decreased 7.9% in 2013, increased 2.7% in 2012 and decreased 4.7% in 2011, in each case compared to the prior year.  The 2013 decrease in working capital is primarily due to the utilization of marketable securities to fund the Company’s capital expansion program and the 2011 decrease is a result of the special dividend issued to shareholders in the fourth quarter.

Net cash used in investing activities was $106.8 million in 2013, compared to $107.8 million in 2012 and $165.9 million in 2011.  These funds were used primarily to purchase marketable securities and property and equipment in the three fiscal years presented.  While the Company purchased marketable securities in all three years presented, the Company’s net marketable securities transactions resulted in the disposal of $18.7 million in 2013, compared to the sale of $6.2 million in 2012 and the purchase of $57.2 million in 2011.  Property and equipment purchases totaled $128.1 million in 2013 compared to $115.9 million in 2012, which in 2012 included the acquisition of a business, and $110.5 million in 2011.  In 2012, the Company acquired three former Genuardi stores for $6.1 million.  As a percentage of sales, capital expenditures including the acquisition were 4.8%, 4.3% and 4.0% in 2013, 2012 and 2011, respectively.  Proceeds from the sale of property and equipment increased $1.9 million in 2013 compared to 2012, primarily due to the sale of two properties for $3.2 million in the second quarter of 2013.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management estimates that its current development plans will require an investment of approximately $100.0 million in 2014.

Net cash used in financing activities of $32.3 million, $32.3 million and $58.4 million in 2013, 2012 and 2011, respectively, solely consisted of dividend payments to shareholders.  A special dividend was declared during the fourth quarter of 2011.  At December 28, 2013, the Company had outstanding letters of credit of $19.2 million.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.20 in 2013, $1.20 in 2012 and $2.17 in 2011.  No treasury stock was purchased in 2013, 2012 or 2011.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of December 28, 2013, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2029.  The Company anticipates funding its working capital requirements and its $100.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

Under its current policies, the Company invests in high-grade marketable debt securities and does not use interest rate derivative instruments to manage exposure to interest rate fluctuations.  Currently, the Company’s investment strategy of obtaining marketable debt securities with maturity dates between one and ten years helps to minimize market risk and to maintain a balance between risk and return.  The equity securities owned by the Company consist primarily of stock held in large capitalized companies trading on public security exchange markets.  The Company’s management continually monitors the risk associated with its marketable securities.  A quantitative tabular presentation of risk exposure is located in “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” of this report.

By their nature, these financial instruments inherently expose the holders to market risk.  The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions.  However, the Company believes that its exposure in this area is not material.

The Company experienced unrealized holding losses net of deferred taxes of $36,000 in 2013 and $9,000 in 2012, compared to an unrealized holding gain net of deferred taxes of $1.4 million in 2011 (see Consolidated Statements of Comprehensive Income).  As of December 28, 2013, the Company had $7.9 million in gross unrealized holding gains and $1.2 million in gross unrealized holding losses related to marketable securities.  See Note 2 Marketable Securities, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s marketable securities.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 28,  2013.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$223,060	$33,651	$60,757	$46,445	$82,207
Total	$223,060	$33,651	$60,757	$46,445	$82,207

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows, except for the possibility that the Financial Accounting Standards Board could require the Company's store leases to be recognized on the balance sheet.

Critical Accounting Policies and Estimates

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

Critical Accounting Policies and Estimates (continued)

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

Vendor Allowances

Vendor allowances related to the Company's buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement.  Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods.  Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold.  Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached.  Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract.  Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement.  Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid.  Warehouse and back-haul allowances provided by suppliers for distributing their product through the Company’s distribution system are recorded in cost of sales as the required performance is completed.  Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially set up in the Company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete.  Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to five years.  At December 28, 2013, closed store lease liabilities totaled $1,193,000.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term.  Store closings are generally completed within one year after the decision to close.  Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which changes become known.  Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.  Inventory write-downs, if any, in connection with store closings, are classified in cost of sales.  Costs to transfer inventory and equipment from closed stores are expensed as incurred.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the workers’ compensation claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012, $1,250,000 per member prior to March 1, 2013, $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of March 1, 2014.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 28, 2013	2014	2015	2016	2017	2018	Thereafter	Total	Dec. 28, 2013
Rate sensitive assets:
Fixed interest rate securities	$4,450	$9,950	$9,925	$8,485	$8,375	$10,230	$51,415	$54,884
Average interest rate	1.81%	2.04%	1.61%	2.27%	3.00%	2.91%	2.32%

Other Relevant Market Risks

The Company’s equity securities at December 28, 2013 had a cost basis of $970,000 and a fair value of $8,209,000.  The dividend yield realized on these equity investments was 5.41% in 2013.  Market risk, as it relates to equities owned by the Company, is discussed within the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Item 8.    Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
December 28, 2013 and December 29, 2012	2013	2012
Assets
Current:
Cash and cash equivalents	$17,965	$14,381
Marketable securities	63,093	82,501
SERP investment	8,752	7,058
Accounts receivable, net	57,193	53,842
Inventories	240,452	245,243
Prepaid expenses	17,293	10,132
Total current assets	404,748	413,157
Property and equipment, net	704,985	638,634
Goodwill	35,162	35,162
Intangible and other assets, net	3,347	3,487
Total assets	$1,148,242	$1,090,440

Liabilities
Current:
Accounts payable	$133,568	$126,258
Accrued expenses	27,416	27,193
Accrued self-insurance	19,333	18,544
Deferred revenue, net	7,056	6,635
Income taxes payable	1,628	1,359
Deferred income taxes	4,219	3,420
Total current liabilities	193,220	183,409
Postretirement benefit obligations	17,101	15,206
Deferred income taxes	97,934	89,109
Other	5,934	7,026
Total liabilities	314,189	294,750
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued	9,949	9,949
Retained earnings	971,022	931,579
Accumulated other comprehensive income, net	3,939	5,019
	984,910	946,547
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	834,053	795,690
Total liabilities and shareholders’ equity	$1,148,242	$1,090,440

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 28, 2013,	2013	2012	2011
December 29, 2012 and December 31, 2011	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$2,692,588	$2,701,405	$2,752,504
Cost of sales, including warehousing and distribution expenses	1,947,120	1,958,852	2,016,649
Gross profit on sales	745,468	742,553	735,855
Operating, general and administrative expenses	634,286	615,521	621,575
Income from operations	111,182	127,032	114,280
Investment income	4,684	3,468	3,326
Other income	-	414	-
Income before provision for income taxes	115,866	130,914	117,606
Provision for income taxes	44,145	48,403	42,022
Net income	$71,721	$82,511	$75,584

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.20	$1.20	$2.17
Basic and diluted earnings per share	$2.67	$3.07	$2.81

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)
For the Fiscal Years Ended December 28, 2013,	2013	2012	2011
December 29, 2012 and December 31, 2011	(52 weeks)	(52 weeks)	(53 weeks)
Net income	$71,721	$82,511	$75,584
Other comprehensive (loss) income by component, net of tax:
Unrealized holding (losses) gains arising during period
(Net of deferred taxes of $23, $0 and $923, respectively)	(36)	(9)	1,391
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $730, $293 and $601, respectively)	(1,044)	(420)	(846)
Other comprehensive (loss) income, net of tax	(1,080)	(429)	545
Comprehensive income, net of tax	$70,641	$82,082	$76,129

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 28, 2013,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 29, 2012 and December 31, 2011	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 25, 2010	33,047,807	$9,949	$864,132	$4,903	6,149,364	$(150,857)	$728,127
Net income	—	—	75,584	—	—	—	75,584
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	545	—	—	545
Dividends paid	—	—	(58,370)	—	—	—	(58,370)
Balance at December 31, 2011	33,047,807	9,949	881,346	5,448	6,149,364	(150,857)	745,886
Net income	—	—	82,511	—	—	—	82,511
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(429)	—	—	(429)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 29, 2012	33,047,807	9,949	931,579	5,019	6,149,364	(150,857)	795,690
Net income	—	—	71,721	—	—	—	71,721
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(1,080)	—	—	(1,080)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 28, 2013	33,047,807	$9,949	$971,022	$3,939	6,149,364	$(150,857)	$834,053

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 28, 2013,	2013	2012	2011
December 29, 2012 and December 31, 2011	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net income	$71,721	$82,511	$75,584
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	51,068	44,153	53,185
Amortization	7,207	6,498	6,198
Loss (gain) on disposition/impairment of fixed assets	55	(1,407)	(576)
Gain on sale of marketable securities	(1,775)	(713)	(1,447)
Gain on sale intangible assets	(780)	-	-
Gain on acquisition of business	-	(414)	-
Deferred income taxes	10,377	15,611	16,723
Changes in operating assets and liabilities:
Inventories	4,791	(17,936)	4,830
Accounts receivable and prepaid expenses	(10,512)	(2,569)	(1,664)
Income taxes recoverable	-	1,226	1,486
Accounts payable and other liabilities	9,546	(5,045)	2,119
Income taxes payable	269	1,359	-
Other	665	687	(4,029)
Net cash provided by operating activities	142,632	123,961	152,409
Cash flows from investing activities:
Purchase of property and equipment	(128,055)	(109,774)	(110,517)
Proceeds from the sale of property and equipment	4,451	2,542	2,097
Purchase of marketable securities	(12,635)	(13,790)	(81,885)
Proceeds from maturities of marketable securities	1,150	-	8,620
Proceeds from the sale of marketable securities	30,170	19,941	16,019
Acquisition of business	-	(6,116)	-
Purchase of intangible assets	(937)	(439)	(121)
Proceeds from the sale of intangible assets	780	-	-
Change in SERP investment	(1,694)	(165)	(122)
Net cash used in investing activities	(106,770)	(107,801)	(165,909)
Cash flows from financing activities:
Dividends paid	(32,278)	(32,278)	(58,370)
Net cash used in financing activities	(32,278)	(32,278)	(58,370)
Net increase (decrease) in cash and cash equivalents	3,584	(16,118)	(71,870)
Cash and cash equivalents at beginning of year	14,381	30,499	102,369
Cash and cash equivalents at end of year	$17,965	$14,381	$30,499

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s consolidated financial statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the Company's business during fiscal 2013.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December.  Fiscal 2013 was comprised of 52 weeks, ending on December 28, 2013.  Fiscal 2012 was comprised of 52 weeks, ending on December 29, 2012.  Fiscal 2011 was comprised of 53 weeks, ending on December 31, 2011.  References to years in this annual report relate to fiscal years.

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

(e)  Reclassifications

The Company has reclassified 2012 balances related to its “SERP investment” (consisting of level 1 mutual funds) out of “Cash and cash equivalents” in the 2012 Consolidated Balance Sheet for a total of $7.1 million.  The opening cash impact on the Consolidated Statement of Cash Flows was $6.8 million and the changes to investing activities in 2012 and 2011, respectively, were immaterial.

(f)  Cash and Cash Equivalents

The Company maintains its cash balances in the form of core checking accounts and money market accounts.  The Company maintains cash deposits with banks that at times exceed applicable insurance limits.  The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company considers investments with an original maturity of three months or less to be cash equivalents.  Investment amounts classified as cash equivalents as of December 28, 2013 and December 29, 2012 totaled $7.2 million and $992,000, respectively.

(g)  Marketable Securities

Marketable securities consist of municipal bonds and equity securities.  The Company invests primarily in high-grade marketable debt securities.  The Company classifies all of its marketable securities as available-for-sale.

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

(h)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $1,882,000 and $1,526,000 as of December 28, 2013 and December 29, 2012, respectively.  The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers and vendors.  The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.  Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(i)  Inventories

Inventories are valued at the lower of cost or market, using both the last-in, first-out (LIFO) and average cost methods.  The Company’s center store and pharmacy inventories are valued using LIFO and the Company’s fresh inventories are valued using average cost.  The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts and to provide for estimated shortages from the last physical count to the financial statement date.

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

To derive the fair value of the Company’s sole reporting unit, the Company uses an income approach along with an analysis of its stock value.  Under the income approach, fair value of a reporting unit is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company.  Estimated future cash flows are based on the Company’s internal projection model.  The stock value evaluation consists of measuring the average market capitalization of the Company against its total asset value of its sole reporting unit.  The Company completes its impairment test in the third quarter of each fiscal year.  See Note 1(l) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s impairment of long-lived assets.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(k)  Goodwill and Intangible Assets (continued)

The Company’s intangible assets and related accumulated amortization at December 28, 2013 and December 29, 2012 consisted of the following:

		December 28, 2013			December 29, 2012
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Non-Compete Agreements	$-	$-	$-	$1,200	$1,120	$80
Lease Acquisitions	3,654	2,235	1,419	5,330	2,961	2,369
Liquor Licenses	1,879	65	1,814	942	22	920
Customer Lists	120	6	114	120	2	118
Total	$5,653	$2,306	$3,347	$7,592	$4,105	$3,487

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods ranging from 15 to 30 years.  Estimated amortization expense for the next five fiscal years is approximately $250,000 in 2014, $250,000 in 2015, $250,000 in 2016, $250,000 in 2017 and $250,000 in 2018.  As of December 28, 2013, the Company has no intangible assets, other than goodwill, with indefinite lives.

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

(m)  Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  Currently, closed stores have remaining lease terms ranging from one to five years, and the liabilities associated with these closed store leases are paid over the terms of the lease.  Closed store lease liabilities totaled $1,193,000 and $635,000 as of December 28, 2013 and December 29, 2012, respectively.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Adjustments to closed store liabilities primarily relate to changes in sublease income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the change becomes known.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(m)  Store Closing Costs (continued)

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business:

Future Lease
(dollars in thousands)	Obligations
Balance at December 31, 2011	$756
Additions	198
Payments	(248)
Adjustments	(71)
Balance at December 29, 2012	635
Additions	680
Payments	(33)
Adjustments	(89)
Balance at December 28, 2013	$1,193

(n)  Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.  The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012, $1,250,000 per member prior to March 1, 2013, $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of March 1, 2014.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.

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

(q)  Revenue Recognition

Revenue from the sale of products to the Company’s customers is recognized at the point of sale.  Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold.  Periodically, the Company will run a point based sales incentive program that rewards customers with future sales discounts.  The Company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software.  Sales are reduced by these estimates over the life of the program.  Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts.  The Company records “Deferred revenue” for the sale of gift cards and revenue is recognized in “Net sales” at the time of customer redemption for products.  Gift card breakage income is recognized in “Operating, general and administrative expenses” based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote.  Sales tax is excluded from “Net sales.”  The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction.  Merchandise return activity is immaterial to revenues.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(r)  Cost of Sales, Including Warehousing and Distribution Expenses

“Cost of sales, including warehousing and distribution expenses” consists of direct product (net of discounts and allowances), distribution center and transportation costs, as well as manufacturing facility operations.

(s)  Vendor Allowances

Vendor allowances that relate to the Company's buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement.  Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods.  Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold.  Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached.  Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract.  Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement.  Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid.  Warehouse and back-haul allowances provided by suppliers for distributing their product through the Company’s distribution system are recorded in cost of sales as the required performance is completed.  Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially set up in the Company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete.  Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Vendor allowances recorded as credits in cost of sales totaled $76.4 million in 2013, $75.1 million in 2012 and $66.5 million in 2011.  Vendor paid cooperative advertising credits totaled $16.0 million in 2013, $16.4 million in 2012 and $18.2 million in 2011.  These credits were netted against advertising costs within “Operating, general and administrative expenses.”  The Company had accounts receivable due from vendors of $440,000 and $609,000 for earned advertising credits and $5.8 million and $4.6 million for earned promotional discounts as of December 28, 2013 and December 29, 2012, respectively.  The Company had $911,000 and $861,000 in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 28, 2013 and December 29, 2012, respectively.

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

(u)  Advertising Costs

The Company expenses advertising costs as incurred.  The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $23.5 million in 2013, $23.5 million in 2012 and $24.7 million in 2011 in “Operating, general and administrative expenses.”

(v)  Rental Income

The Company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”  All leases are operating leases, as disclosed in Note 5.

(w)  Current Relevant Accounting Standards

In February 2013, FASB issued additional authoritative guidance on comprehensive income and the reporting of amounts reclassified out of accumulated other comprehensive income.  This guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This new guidance is effective prospectively for reporting periods beginning after December 15, 2012.  Adoption of this new guidance required additional disclosures and presentation of items impacting other comprehensive income but did not have an impact on the Company’s consolidated financial statements.

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

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment brokerage firm(s) which include various third party pricing services.  These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value.  In addition, the Company engaged an independent firm to value a sample of the Company’s municipal bond holdings in order to validate the investment’s assigned fair value.

Marketable securities, as of December 28, 2013 and December 29, 2012, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2013	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$970	$7,239	$-	$8,209
Level 2
Municipal bonds	55,431	686	(1,233)	54,884
	$56,401	$7,925	$(1,233)	$63,093

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 29, 2012	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,136	$7,714	$-	$8,850
Level 2
Municipal bonds	72,840	1,308	(497)	73,651
	$73,976	$9,022	$(497)	$82,501

Maturities of marketable securities classified as available-for-sale at December 28, 2013, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$2,304	$2,221
Due after one year through five years	39,678	39,470
Due after five years through ten years	13,449	13,193
Equity securities	970	8,209
	$56,401	$63,093

WEIS MARKETS, INC.

Note 3  Inventories

Merchandise inventories, as of December 28, 2013 and December 29, 2012, were valued as follows:

(dollars in thousands)	2013	2012
LIFO	$187,178	$187,847
Average cost	53,274	57,396
	$240,452	$245,243

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances.  If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $79,022,000 and $78,330,000 higher than as reported on the above methods as of December 28, 2013 and December 29, 2012, respectively.  During 2013, the Company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4  Property and Equipment

Property and equipment, as of December 28, 2013 and December 29, 2012, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2013	2012
Land		$97,906	$97,810
Buildings and improvements	10-60	527,789	508,253
Equipment	3-12	874,008	817,822
Leasehold improvements	5-20	184,995	168,879
Total, at cost		1,684,698	1,592,764
Less accumulated depreciation and amortization		979,713	954,130
		$704,985	$638,634

Note 5  Lease Commitments

At December 28, 2013, the Company leased approximately 50% of its open store facilities under operating leases that expire at various dates through 2029.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense.  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2013	2012	2011
Minimum annual rentals	$32,817	$30,141	$30,970
Contingent rentals	386	134	512
Lease or sublease income	(6,452)	(6,352)	(6,704)
	$26,751	$23,923	$24,778

WEIS MARKETS, INC.

Note 5  Lease Commitments (continued)

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining non-cancelable lease terms in excess of one year as of December 28, 2013.

(dollars in thousands)	Leases	Subleases
2014	$33,651	$(3,258)
2015	32,252	(3,139)
2016	28,505	(2,487)
2017	24,330	(1,807)
2018	22,115	(1,208)
Thereafter	82,207	(2,378)
	$223,060	$(14,277)

The Company has $521,000 accrued as of December 28, 2013 and had $99,000 accrued as of December 29, 2012, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received.  The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

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

Retirement plan costs:

(dollars in thousands)	2013	2012	2011
Retirement savings plan	$1,715	$1,560	$1,242
Profit-sharing plan	1,750	1,650	1,650
Deferred compensation plan	126	291	(26)
Supplemental retirement plan	2,025	1,105	111
Pharmacist deferred compensation plan	178	198	(17)
	$5,794	$4,804	$2,960

The Company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy.  The benefits are determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate.  The Company deems the discount rate to be consistent over time with the rate of return on equity for the Company due to funding the total liability with company assets.  The plan is unfunded and accounted for on an accrual basis.  The projected benefit obligations are equal to the liability for pension benefits included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets.

WEIS MARKETS, INC.

Note 6   Retirement Plans (continued)

Change in the benefit obligations:

(dollars in thousands)	2013	2012
Benefit obligations at beginning of year	$7,726	$7,487
Interest cost	575	557
Benefit payments	(51)	(51)
Actuarial gain	(450)	(267)
	$7,800	$7,726

Weighted-average assumptions used to determine benefit obligations:	2013	2012
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:

(dollars in thousands)	2013	2012	2011
Interest cost	$575	$557	$564
Amount of recognized gain	501	318	821

Estimated future benefit payments:

(dollars in thousands)	Benefits
2014	$51
2015	1,758
2016	1,758
2017	1,758
2018	1,758
2019 – 2023	8,790

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates.  These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service.  These plans are unfunded and accounted for on an accrual basis.  Participants in these plans are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan once their yearly earnings exceed the IRS highly compensated threshold.  The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion.  The allocation among the various plan participants is made in both flat dollar amounts and in relationship to their compensation.  Plan participants are 100% vested in their accounts after six years of service with the Company.  Benefits are distributed among participants upon reaching the applicable retirement age.  Substantial risk of benefit forfeiture does exist for participants in these plans.  The present value of accumulated benefits amounted to $9,352,000 and $7,531,000 at December 28, 2013 and December 29, 2012, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

The Company has no other postretirement benefit plans.

WEIS MARKETS, INC.

Note 7  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 31, 2011	$5,448

Other comprehensive loss before reclassifications	(9)
Amounts reclassified from accumulated other comprehensive income	(420)
Net current period other comprehensive loss	(429)
Accumulated other comprehensive income balance as of December 29, 2012	$5,019

Other comprehensive loss before reclassifications	(36)
Amounts reclassified from accumulated other comprehensive income	(1,044)
Net current period other comprehensive loss	(1,080)
Accumulated other comprehensive income balance as of December 28, 2013	$3,939

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended December 28, 2013, December 29, 2012 and December 31, 2011.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
(dollars in thousands)	Location	2013	2012	2011
Unrealized gains on available-for-sale marketable securities
	Investment income	$1,774	$713	$1,447
	Provision for income taxes	(730)	(293)	(601)
Total amount reclassified, net of tax		$1,044	$420	$846

WEIS MARKETS, INC.

Note 8  Income Taxes

The provision (benefit) for income taxes consists of:

(dollars in thousands)	2013	2012	2011
Current:
Federal	$26,994	$30,258	$24,518
State	6,774	2,534	781
Deferred:
Federal	8,184	12,107	12,731
State	2,193	3,504	3,992
	$44,145	$48,403	$42,022

The reconciliation of income taxes computed at the federal statutory rate (35% in 2013, 2012 and 2011) to the provision for income taxes is:

(dollars in thousands)	2013	2012	2011
Income taxes at federal statutory rate	$40,553	$45,820	$41,151
State income taxes, net of federal income tax benefit	5,828	3,925	2,558
Other	(2,236)	(1,342)	(1,687)
Provision for income taxes (effective tax rate 38.1%, 37.0% and 35.7%, respectively)	$44,145	$48,403	$42,022

Cash paid for income taxes was $26,350,000, $27,500,000 and $21,000,000 in 2013, 2012 and 2011 respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 28, 2013 and December 29, 2012, are:

(dollars in thousands)	2013	2012
Deferred tax assets:
Accounts receivable	$585	$426
Compensated absences	403	510
Long term employment incentives	2,785	2,891
Employee benefit plans	4,221	3,784
General liability insurance	1,223	1,113
Postretirement benefit obligations	7,037	6,255
Net operating loss carryforwards	5,736	6,535
Total deferred tax assets	21,990	21,514
Deferred tax liabilities:
Inventories	(6,809)	(6,241)
Unrealized gains on marketable securities	(2,753)	(3,506)
Nondeductible accruals and other	(4,745)	(1,995)
Depreciation	(109,836)	(102,301)
Total deferred tax liabilities	(124,143)	(114,043)
Net deferred tax liability	$(102,153)	$(92,529)
Current deferred liability - net	$(4,219)	$(3,420)
Noncurrent deferred liability - net	(97,934)	(89,109)
Net deferred tax liability	$(102,153)	$(92,529)

WEIS MARKETS, INC.

Note 8  Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2013	2012
Unrecognized tax benefits at beginning of year	$225	$161
Increases based on tax positions related to the current year	-	-
Additions for tax positions of prior year	-	64
Reductions for tax positions of prior years	-	-
Settlements	(225)	-
Expiration of the statute of limitations for assessment of taxes	-	-
Unrecognized tax benefits at end of year	$-	$225

During 2013, the Company completed a final settlement with a state taxing authority resulting in a $225,000 state tax benefit net of Federal income taxes.  During 2012 the Company completed a final settlement with a state taxing authority resulting in a $64,000 state tax benefit net of Federal income taxes.

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2008.  The Company or one of its subsidiaries files tax returns in various states.  The tax years subject to examination in Pennsylvania, where the majority of the Company's revenues are generated, are 2010 to 2013.

The Company has net operating loss carryforwards of $88 million available for state income tax purposes.  The net operating losses will begin to expire starting in 2027.  The Company expects to fully utilize these net operating loss carryforwards.

Note 9  Acquisition of Business
Fiscal 2013 Acquisitions

There were no acquisitions for fiscal 2013.

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

WEIS MARKETS, INC.

Note 10  Summary of Quarterly Results (Unaudited)

Quarterly financial data for 2013 and 2012 are as follows:

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 30, 2013	June 29, 2013	Sep. 28, 2013	Dec. 28, 2013
Net sales	$682,712	$662,072	$661,412	$686,392
Gross profit on sales	191,127	190,322	182,763	181,256
Net income	20,129	24,179	11,692	15,721
Basic and diluted earnings per share	.75	.90	.43	.59

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 31, 2012	June 30, 2012	Sep. 29, 2012	Dec. 29, 2012
Net sales	$661,610	$677,097	$668,391	$694,307
Gross profit on sales	183,125	187,599	181,276	190,553
Net income	20,026	23,204	17,178	22,103
Basic and diluted earnings per share	.74	.86	.64	.83

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

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Weis Markets, Inc.

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the periods ended December 28, 2013, December 29, 2012, and December 31, 2011 (52 weeks, 52 weeks, and 53 weeks, respectively). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(c)(3).  We also have audited the Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm (continued)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weis Markets, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the periods ended December 28, 2013, December 29, 2012, and December 31, 2011 (52 weeks, 52 weeks, and 53 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

/S/Grant Thornton LLP

Philadelphia, Pennsylvania
March 14, 2014

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

With the participation of the Chief Executive Officer and the Chief Financial Officer, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2013.

The effectiveness of the Company's internal control over financial reporting as of the fiscal year end, has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which can be found in Item 8 of this Form 10-K.

WEIS MARKETS, INC.

Item 9a.  Controls and Procedures: (continued)

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 28, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.    Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance” of the Weis Markets, Inc. definitive proxy statement dated March 13, 2014 are incorporated herein by reference.

Item 11.    Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 13, 2014 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 13, 2014 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 13, 2014 are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 13, 2014 is incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules:

(a)(1)    The Company’s 2013 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2)  Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 44 of this annual report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

WEIS MARKETS, INC.

Item 15.    Exhibits, Financial Statement Schedules: (continued)

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-A	Retirement Savings Plan, filed as exhibit under Part IV, Item 15(a)(3) in the annual report on Form 10-K for the fiscal year ended December 29, 2012 and incorporated herein by reference.
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

Executive Employment Agreement between the Company and Jonathan H. Weis, Vice Chairman, President and Chief Executive Officer, signed on November 3, 2011, with retroactive effect to July 1, 2011 and continuing thereafter through December 31, 2016, filed as Exhibit 10.1 to Form 8-K November 8, 2011 and incorporated herein by reference.  *

10-G

Vice Chairman Incentive Award Plan between the Company and Jonathan H. Weis, Vice Chairman, President and Chief Executive Officer, signed on November 3, 2011, with retroactive effect to July 1, 2011 and continuing thereafter through December 31, 2016, filed as Exhibit 10.2 to Form 8-K November 8, 2011 and incorporated herein by reference.  *

10-H

Confidential Separation Agreement and General Release between the Company and David J. Hepfinger, Former President and Chief Executive Officer, signed on September 21, 2013, filed as Exhibit 10.1 to Form 10-Q November 7, 2013 and incorporated herein by reference.  *

10-I

Executive Employment Agreement between the Company and David J. Hepfinger, Former President and Chief Executive Officer, signed on March 8, 2013, with retroactive effect to March 1, 2013 and continuing thereafter through February 28, 2018, filed as Exhibit 10.1 to Form 8-K March 13, 2013 and incorporated herein by reference.  *

10-J

Executive Employment Agreement between the Company and David J. Hepfinger, Former President and Chief Executive Officer, signed on October 26, 2010, with retroactive effect to March 1, 2010 and continuing thereafter through February 28, 2013, filed as Exhibit 10.1 to Form 8-K November 1, 2010 and incorporated herein by reference.  *

10-K

CEO Incentive Award Plan between the Company and David J. Hepfinger, Former President and Chief Executive Officer, signed on October 26, 2010, with retroactive effect to January 1, 2010 and continuing thereafter through December 31, 2014, filed as Exhibit 10.2 to Form 8-K November 1, 2010 and incorporated herein by reference.  *

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

WEIS MARKETS, INC.

Item 15(c)(3).    Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(dollars in thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Accounts		Deductions	End of
Description	of Period	Expenses	Describe		Describe (1)	Period
Fiscal Year ended December 28, 2013:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,526	$1,320	$	---	$964	$1,882

Fiscal Year ended December 29, 2012:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,415	$2,456	$	---	$2,345	$1,526

Fiscal Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,037	$1,377	$	---	$999	$1,415

(1) Deductions are uncollectible accounts written off, net of recoveries.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/14/2014	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman,
President and Chief Executive Officer
and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/14/2014	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/14/2014	S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman,
President and Chief Executive Officer
and Director (principal executive officer)

Date 03/14/2014	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date 03/14/2014	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development and Secretary
and Director

Date 03/14/2014	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date 03/14/2014	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date 03/14/2014	/S/Glenn D. Steele Jr.
Glenn D. Steele Jr.
Director

Date 03/14/2014	/S/Jeanette R. Rogers
Jeanette R. Rogers
Corporate Controller
(principal accounting officer)