Form 10-Q
period 2014-03-29
WEIS MARKETS INC
filed 2014-05-08
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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

As of  May 8, 2014, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

	March 29, 2014	December 28, 2013
(dollars in thousands)	(unaudited)
Assets
Current:
Cash and cash equivalents	$26,915	$17,965
Marketable securities	74,572	71,845
Accounts receivable, net	62,306	57,193
Inventories	230,677	240,452
Prepaid expenses	18,350	17,293
Total current assets	412,820	404,748
Property and equipment, net	706,598	704,985
Goodwill	35,162	35,162
Intangible and other assets, net	3,314	3,347
Total assets	$1,157,894	$1,148,242

Liabilities
Current:
Accounts payable	$131,970	$133,568
Accrued expenses	30,619	27,416
Accrued self-insurance	21,181	19,333
Deferred revenue, net	4,239	7,056
Income taxes payable	5,640	1,628
Deferred income taxes	5,774	4,219
Total current liabilities	199,423	193,220
Postretirement benefit obligations	17,798	17,101
Deferred income taxes	95,711	97,934
Other	3,303	5,934
Total liabilities	316,235	314,189
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued	9,949	9,949
Retained earnings	977,718	971,022
Accumulated other comprehensive income
(Net of deferred taxes of $3,393 in 2014 and $2,753 in 2013)	4,849	3,939
	992,516	984,910
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	841,659	834,053
Total liabilities and shareholders’ equity	$1,157,894	$1,148,242

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands, except shares and per share amounts)	March 29, 2014	March 30, 2013
Net sales	$687,127	$682,712
Cost of sales, including warehousing and distribution expenses	500,359	491,585
Gross profit on sales	186,768	191,127
Operating, general and administrative expenses	164,465	160,211
Income from operations	22,303	30,916
Investment income	753	977
Income before provision for income taxes	23,056	31,893
Provision for income taxes	8,290	11,764
Net income	$14,766	$20,129

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30
Basic and diluted earnings per share	$0.55	$0.75

See accompanying notes to consolidated financial statements

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 29, 2014	March 30, 2013
Net income	$14,766	$20,129
Other comprehensive income by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains arising during period
(Net of deferred taxes of $658 and $427, respectively)	933	607
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $18 and $21, respectively)	(23)	(26)
Other comprehensive income, net of tax	910	581
Comprehensive income, net of tax	$15,676	$20,710

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income	$14,766	$20,129
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	14,173	12,063
Amortization	1,924	1,713
(Gain) loss on disposition/impairment of fixed assets	(1,809)	40
Gain on sale of marketable securities	(41)	(47)
Gain on sale of intangible assets	-	(250)
Deferred income taxes	(1,308)	3,680
Changes in operating assets and liabilities:
Inventories	9,775	3,682
Accounts receivable and prepaid expenses	(6,170)	(16,491)
Accounts payable and other liabilities	(1,298)	6,402
Income taxes payable	4,012	5,000
Other	168	239
Net cash provided by operating activities	34,192	36,160
Cash flows from investing activities:
Purchase of property and equipment	(17,880)	(30,017)
Proceeds from the sale of property and equipment	2,042	308
Purchase of marketable securities	(603)	(2,000)
Proceeds from the sale of marketable securities	106	6,617
Purchase of intangible assets	(30)	(10)
Change in SERP investment	(807)	(1,134)
Net cash used in investing activities	(17,172)	(26,236)
Cash flows from financing activities:
Dividends paid	(8,070)	(8,070)
Net cash used in financing activities	(8,070)	(8,070)
Net increase in cash and cash equivalents	8,950	1,854
Cash and cash equivalents at beginning of year	17,965	14,381
Cash and cash equivalents at end of period	$26,915	$16,235

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

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2)  Marketable Securities

The Company’s marketable securities are all classified as available-for-sale.  The Financial Accounting Standards Board has established three levels of inputs that may be used to measure fair value:

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment Income” on the Company’s Consolidated Statements of Income.

Marketable securities, as of March 29, 2014 and December 28, 2013, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 29, 2014	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,815	$-	$8,013
Level 2
Municipal bonds	55,573	1,688	(261)	57,000
	$56,771	$8,503	$(261)	$65,013

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2013	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$970	$7,239	$-	$8,209
Level 2
Municipal bonds	55,431	686	(1,233)	54,884
	$56,401	$7,925	$(1,233)	$63,093

Maturities of marketable securities classified as available-for-sale at March 29, 2014, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$5,133	$5,160
Due after one year through five years	37,973	39,235
Due after five years through ten years	12,467	12,605
Equity securities	1,198	8,013
	$56,771	$65,013

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 28, 2013	$3,939

Other comprehensive gain before reclassifications	933
Amounts reclassified from accumulated other comprehensive income	(23)
Net current period other comprehensive gain	910
Accumulated other comprehensive income balance as of March 29, 2014	$4,849

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the 13 weeks ended March 29, 2014 and March 30, 2013.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended
(dollars in thousands)	Location	March 29, 2014	March 30, 2013
Unrealized gains on available-for-sale marketable securities
	Investment income	$41	$47
	Provision for income taxes	(18)	(21)
Total amount reclassified, net of tax		$23	$26

(4)  Reclassifications

The Company reclassified the $8.8 million balance related to “SERP investment” (consisting of level 1 mutual funds) into “Marketable Securities” in the 2013 Consolidated Balance Sheet.  The opening cash impact on the 2013 Consolidated Statement of Cash Flows was $7.1 million and the change to investing activities in the first 13 weeks of 2013 was immaterial.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania.  The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of March 29, 2014, the Company operated 166 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income
(dollars in thousands except per share amounts)			Percent Changes
For the 13 Weeks Ended March 29, 2014	2014	2013	2014 vs.
and March 30, 2013	(13 weeks)	(13 weeks)	2013
Net sales	$687,127	$682,712	0.6%
Cost of sales, including warehousing and distribution expenses	500,359	491,585	1.8
Gross profit on sales	186,768	191,127	(2.3)
Gross profit margin	27.2%	28.0%
Operating, general and administratives expenses	164,465	160,211	2.7
O, G & A, percent of net sales	23.9%	23.5%
Income from operations	22,303	30,916	(27.9)
Operating margin	3.2%	4.5%
Investment income	753	977	(22.9)
Investment income, percent of net sales	0.1%	0.1%
Income before provision for income taxes	23,056	31,893	(27.7)
Provision for income taxes	8,290	11,764	(29.5)
Effective tax rate	36.0%	36.9%
Net income	$14,766	$20,129	(26.6)%
Net income, percent of net sales	2.1%	2.9%
Basic and diluted earnings per share	$0.55	$0.75	(26.7)%

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

Total store sales increased 0.6% in the first quarter of 2014, compared to the same period in 2013.  Excluding fuel sales, total store sales increased 0.5%.  In 2013, the Company’s first quarter sales benefited from the Easter holiday period.  Traditionally, sales surge during the week leading up to Easter.  The last week of the first quarter of 2013 was the week sales surged.  Management estimates the incremental holiday sales impact was approximately $8.6 million in total store sales in 2013. However, in 2014 the Easter holiday sales will fall entirely in the Company’s second quarter.  Adjusting for the Easter holiday shift, total store sales increased 1.7% in the first quarter of 2014, compared to the same quarter in 2013.  The Company’s sales benefited from numerous snow and ice storms that impacted the Company’s operating region in the first quarter of 2014.

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

Comparable store sales decreased 1.3% in the first quarter of 2014 compared to the same quarter in 2013.  Excluding fuel sales, comparable store sales decreased 1.2% in first quarter of 2014 compared to the same period in 2013.  As discussed above, in contrast to 2013, the Company’s first quarter 2014 sales did not receive the benefit of the Easter holiday.  Adjusting for the Easter holiday shift, comparable store sales decreased 0.3% in the first quarter of 2014 compared to the same quarter in 2013.  The decline was partially offset by the sales benefit obtained as a result of the snow and ice storms experienced in the first quarter of 2014.  The Company attributes the sales decline to increased competition and a decline in food stamp/SNAP (the United States Department of Agriculture’s Supplemental Nutrition Assistance Program) spending in its stores, which accelerated in the fourth quarter of 2013 with the reduction in SNAP benefits that went into effect November 1, 2013.

The Company's operating regions continue to be impacted by slow economic growth, higher than average unemployment and declining household income, particularly in Northeastern Pennsylvania and New York's Southern Tier.  In addition, the Company’s customers were affected by the reduction in SNAP benefits.  It is possible that improving economic conditions and the lower unemployment rate in Pennsylvania, where the Company operates 123 stores, have contributed to the decline in SNAP sales.    However, many customers still remain cautious in their spending and continue to focus on value and long-term savings.

To meet these challenges, the Company continued to make significant investments in its "Price Freeze" and "Get Grillin'" promotional programs. The Company launched a twelfth round of its "Price Freeze" program on December 29, 2013, which has proven to be an enduring and relevant promotion for our customers during challenging economic times.  This program froze prices on more than 2,000 products for a thirteen-week period.  On March 30, 2014, the Company entered into another "Get Grillin'" promotional program.  The "Get Grillin'" promotional program is a fifteen-week reduced pricing program on top items throughout the store that our customers find to be the most seasonally relevant.  This program lowered prices on approximately 1,200 items.

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

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

To help maintain the Company’s market share, management focused on its marketing and advertising strategy, including targeted promotional activity in key regional markets.  In 2014, the Company started an aggressive sales building program, notably its Three Ways to Save sales initiative, which includes our seasonal "Price Freeze" or "Get Grillin'" program, Everyday Lower Prices (EDLP) and Lowest Price Guarantee program.  The EDLP program lowered prices on more than 1,000 items that our customers are likely to use on a daily basis.  The Lowest Price Guarantee program offers discounts on four items every week that the Company guarantees to be the lowest compared to other local competitors.  Altogether, these three sales initiatives lower prices on more than 2,000 products year-round.  During the first quarter of 2014, the Company generated a 1.7% increase in average sales per customer transaction, while the number of identical customer store visits decreased by 3.0%.

Comparable center store sales decreased 2.1% in the first quarter of 2014, compared to the same quarter in 2013.  Comparable produce sales decreased 1.3% in the first quarter of 2014, compared to the same quarter in 2013, while they increased 4.7% in the first quarter of 2013, compared to the same quarter in 2012.  Comparable floral sales decreased 27.4% in the first quarter of 2014, compared to the same quarter in 2013 but increased 12.4% in the first quarter of 2013, compared to the same quarter in 2012.  Floral sales were impacted by sluggish Valentine’s Day sales due to significant snow storms striking the Company’s operating region.  However, comparable seafood sales increased 3.0% in the first quarter of 2014, compared to the same quarter in 2013 and increased 7.5% in the first of 2013, compared to the same quarter in 2012.  The 2014 increase is credited to the Company’s renewed focus on promoting fresh seafood items by enhancing product variety and the Company’s new EDLP program.  Seafood also received a benefit from an additional day of New Year’s sales due the timing of the holiday as compared to the prior year.

Comparable fuel sales decreased 3.2% in the first quarter of 2014, compared to the same quarter in 2013 and also decreased 6.7% in the first quarter of 2013, compared to the same quarter in 2012.  The decline in petroleum sales is mainly due to declining retail fuel prices.  According to the Energy Information Administration, the average price of gasoline in the Central Atlantic States decreased 2.9%, or $0.11 per gallon, in the first quarter of 2014, compared to the same quarter in 2013.

Comparable pharmacy sales increased 4.7% in the first quarter of 2014, compared to the same quarter in 2013 but decreased 6.5% in the first quarter of 2013, compared to the same quarter in 2012.  Pharmacy sales experienced significant price inflation in 2014 but were negatively affected in 2013 due to the conversion of brand to generic drugs.  Management plans to continue focusing on its immunization programs and the recently implemented in-store pet medication and medication synchronization programs.

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.8% compared to an increase of 1.6% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  Despite the fluctuation of retail and wholesale prices, the Company has achieved a gross profit rate of 27.2% and 28.0% in the first quarter of 2014 and 2013, respectively.  The gross profit rate declined as a result of the implementation of the Company’s Three Ways to Save sales initiative.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags.  As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores remained unchanged in the first quarter of 2014 compared to the first quarter of 2013.  According to the U.S. Department of Energy, the 13-week average diesel fuel price for the Central Atlantic States in the first quarter of 2014 was $4.23 per gallon compared to $4.16 per gallon in the same period in 2013, for an average increase of $0.07 per gallon. Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain fairly steady through the second quarter of 2014.

Although the Company experienced product cost inflation and deflation in various commodities for both quarters presented, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

The Company may not be able to recover rising expenses through increased prices charged to its customers.  Any delay in the Company's response to unforeseen cost increases or competitive pressures that prevent its ability to raise prices may cause earnings to suffer.  A majority of our associates are paid hourly rates related to federal and state minimum wage laws.  Although we have and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in our prices or that increased prices will be absorbed by consumers without diminishing consumer spending to some degree.  However, to date, we have not experienced a significant reduction in profit margins as a result of changes in such laws, and management does not anticipate any significant related future reductions in gross profits.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  Employee-related costs decreased 4.0% in the first quarter of 2014 compared to the same quarter last year.  As a percent of sales, employee-related costs decreased 0.7%.  In the first quarter of 2014, the Company’s self-insured health care benefit expenses decreased 51.4% from the same period in 2013.  The Company incurred less expensive self-insured healthcare claims in the first quarter of 2014, compared to the same period last year.  The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses.  As a percent of sales, direct store labor decreased 0.1% compared to the first quarter of 2013.

Depreciation and amortization expense was $16.1 million, or 2.3% of net sales, for the first quarter 2014 compared to $13.8 million, or 2.0% of net sales for the first quarter 2013.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

The Company recognized a pre-tax gain of $1.7 million in the first quarter of 2014 from the sale of a property.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company’s stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.  Despite these efforts, the Company’s utility expense increased $974,000 or 9.3% in the first quarter of 2014 compared to the first quarter in 2013.  The increase is primarily due to below average temperatures in the Mid-Atlantic States, the Company’s operating region, in the first quarter of 2014.

Investment Income
The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities, as well as the Company’s SERP investment, which is comprised of mutual funds that are maintained within the Company’s non-qualified supplemental executive retirement plan and the non-qualified pharmacist deferred compensation plan.  The Company classifies all of its municipal bonds and equity securities as available-for-sale.   Investment income declined $224,000 in the first quarter of 2014 compared to the same period in 2013.  This decrease is primarily attributed to the change in the SERP investment valuation.

Provision for Income Taxes
The effective income tax rate was 36.0% in the first quarter of 2014 compared to 36.9% in the first quarter of 2013.  The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

During the first quarter of 2014, the Company generated $34.2 million in cash flows from operating activities compared to $36.2 million for the same period in 2013.  Cash flows from operating activities were impacted as a result of a $9.8 million decrease in inventories.  In the second quarter of 2013, management implemented a new inventory control buying procedure that increased distribution center efficiencies to help reduce inventory and improve product freshness.  Since the beginning of the fiscal year, working capital increased 0.9% compared to a decrease of 1.1% in the first quarter of 2013.

Net cash used in investing activities was $17.2 million compared to $26.2 million in the first quarter of 2014 and 2013, respectively.  These funds were used primarily to purchase property and equipment in the quarters presented.  Property and equipment purchases during the first quarter of 2014 totaled $17.9 million compared to $30.0 million in the first quarter of 2013.  As a percentage of sales, capital expenditures were 2.6% and 4.4% in the first quarter of 2014 and 2013, respectively.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management estimates that its current development plans will require an investment of approximately $101.0 million in 2014.

Net cash used in financing activities was $8.1 million in the first quarter of 2014 and 2013, which solely consisted of dividend payments to shareholders.  At March 29, 2014, the Company had outstanding letters of credit of $18.9 million.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

Total cash dividend payments on common stock, on a per share basis, amounted to $.30 in the first quarter of 2014 and 2013.  At its regular meeting held on April 24, 2014, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on May 19, 2014 to shareholders of record on May 5, 2014.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of March 29, 2014, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2029. The Company anticipates funding its working capital requirements and its $101.0 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings.  The Company’s marketable securities portfolio currently consists of municipal bonds, equity securities and the Company’s SERP investment, which is comprised of mutual funds that are maintained within the Company’s non-qualified supplemental executive retirement plan and the non-qualified pharmacist deferred compensation plan.  Other short-term investments are classified as cash equivalents on the Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2013 Annual Report on  Form 10-K.  There have been no changes to the Critical Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Forward-Looking Statements

In addition to historical information, this 10-Q Report may contain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the retail industry; the regulatory environment; rapidly changing technology and competitive factors, including increased competition with regional and national retailers; and price pressures.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended March 29, 2014.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 28, 2013 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 28, 2013 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 29, 2014.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 29, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits
        Exhibit 31.1 Rule 13a-14(a) Certification - CEO
        Exhibit 31.2 Rule 13a-14(a) Certification - CFO
        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to  be signed on its behalf by the undersigned there into duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 05/08/2014	S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 05/08/2014	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)