Form 10-Q
period 2014-06-28
WEIS MARKETS INC
filed 2014-08-07
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2014
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________
Commission File Number 1-5039

WEIS MARKETS, INC .
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

As of August 7, 2014, there were issued and outstanding 26,898,443 shares of the registrant's common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

	June 28, 2014	December 28, 2013
(dollars in thousands)	(unaudited)
Assets
Current:
Cash and cash equivalents	$21,726	$17,965
Marketable securities	65,113	63,093
SERP investment	10,268	8,752
Accounts receivable, net	67,526	57,193
Inventories	218,931	240,452
Prepaid expenses	15,800	17,293
Total current assets	399,364	404,748
Property and equipment, net	708,272	704,985
Goodwill	35,162	35,162
Intangible and other assets, net	3,632	3,347
Total assets	$1,146,430	$1,148,242

Liabilities
Current:
Accounts payable	$123,457	$133,568
Accrued expenses	29,310	27,416
Accrued self-insurance	19,411	19,333
Deferred revenue, net	3,771	7,056
Income taxes payable	1,583	1,628
Deferred income taxes	4,384	4,219
Total current liabilities	181,916	193,220
Postretirement benefit obligations	18,944	17,101
Deferred income taxes	94,681	97,934
Other	4,269	5,934
Total liabilities	299,810	314,189
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued	9,949	9,949
Retained earnings	982,447	971,022
Accumulated other comprehensive income
(Net of deferred taxes of $3,552 in 2014 and $2,753 in 2013)	5,081	3,939
	997,477	984,910
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	846,620	834,053
Total liabilities and shareholders’ equity	$1,146,430	$1,148,242

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands, except shares and per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$691,875	$662,072	$1,379,002	$1,344,784
Cost of sales, including warehousing and distribution expenses	504,151	471,750	1,004,560	963,335
Gross profit on sales	187,724	190,322	374,442	381,449
Operating, general and administrative expenses	168,286	152,705	332,701	312,917
Income from operations	19,438	37,617	41,741	68,532
Investment income	656	1,824	1,409	2,802
Income before provision for income taxes	20,094	39,441	43,150	71,334
Provision for income taxes	7,296	15,262	15,586	27,027
Net income	$12,798	$24,179	$27,564	$44,307

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.60	$0.60
Basic and diluted earnings per share	$0.48	$0.90	$1.02	$1.65

See accompanying notes to consolidated financial statements

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income	$12,798	$24,179	$27,564	$44,307
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $162 and $600 respectively for the 13 Weeks Ended and $819 and $173 respectively for the 26 Weeks Ended)	235	(964)	1,168	(358)
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $2 and $587 respectively for the 13 Weeks Ended and $20 and $608 respectively for the 26 Weeks Ended)	(3)	(735)	(26)	(761)
Other comprehensive income (loss), net of tax	232	(1,699)	1,142	(1,119)
Comprehensive income, net of tax	$13,030	$22,480	$28,706	$43,188

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(dollars in thousands)	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income	$27,564	$44,307
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	28,409	24,512
Amortization	3,886	3,511
Gain on disposition of fixed assets	(1,807)	(2,903)
Gain on sale of marketable securities	(46)	(1,369)
Gain on sale of intangible assets	-	(250)
Deferred income taxes	(3,887)	6,260
Changes in operating assets and liabilities:
Inventories	21,521	11,291
Accounts receivable and prepaid expenses	(8,840)	(8,029)
Accounts payable and other liabilities	(11,246)	(3,360)
Income taxes payable	(45)	4,476
Other	214	(82)
Net cash provided by operating activities	55,723	78,364
Cash flows from investing activities:
Purchase of property and equipment	(35,806)	(57,276)
Proceeds from the sale of property and equipment	2,158	3,386
Purchase of marketable securities	(3,213)	(7,820)
Proceeds from maturities of marketable securities	1,750	650
Proceeds from the sale of marketable securities	1,216	13,945
Purchase of intangible assets	(412)	(483)
Proceeds from the sale of intangible assets	-	250
Change in SERP investment	(1,516)	(1,521)
Net cash used in investing activities	(35,823)	(48,869)
Cash flows from financing activities:
Dividends paid	(16,139)	(16,138)
Net cash used in financing activities	(16,139)	(16,138)
Net increase in cash and cash equivalents	3,761	13,357
Cash and cash equivalents at beginning of year	17,965	14,381
Cash and cash equivalents at end of period	$21,726	$27,738

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

(2) Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition.   ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.   Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. It also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation.  The standard should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Marketable Securities

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

Marketable securities, as of June 28, 2014 and December 28, 2013, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 28, 2014	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,934	$-	$8,132
Level 2
Municipal bonds	55,282	1,803	(104)	56,981
	$56,480	$8,737	$(104)	$65,113

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2013	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$970	$7,239	$-	$8,209
Level 2
Municipal bonds	55,431	686	(1,233)	54,884
	$56,401	$7,925	$(1,233)	$63,093

Maturities of marketable securities classified as available-for-sale at June 28, 2014, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$3,935	$3,965
Due after one year through five years	39,405	40,822
Due after five years through ten years	11,942	12,194
Equity securities	1,198	8,132
	$56,480	$65,113

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4)  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 28, 2013	$3,939

Other comprehensive income before reclassifications	1,168
Amounts reclassified from accumulated other comprehensive income	(26)
Net current period other comprehensive income	1,142
Accumulated other comprehensive income balance as of June 28, 2014	$5,081

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended June 28, 2014 and June 29, 2013.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	Location	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Unrealized gains on available-for-sale marketable securities
	Investment income	$5	$1,322	$46	$1,369
	Provision for income taxes	(2)	(587)	(20)	(608)
Total amount reclassified, net of tax		$3	$735	$26	$761

(5)  Reclassifications

The Company reclassified the $8.8 million balance related to “SERP investment” (consisting of level 1 mutual funds) out of “Cash and cash equivalents” in the 2013 Consolidated Balance Sheet.  The opening cash impact on the 2013 Consolidated Statement of Cash Flows was $7.1 million and the change to investing activities in the first 26 weeks of 2013 was immaterial.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2013, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania.  The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of June 28, 2014, the Company operated 165 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income					Percent Changes
	13 Weeks Ended		26 Weeks Ended		2014 vs. 2013
(dollars in thousands except per share amounts)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	13 Weeks Ended	26 Weeks Ended
Net sales	$691,875	$662,072	$1,379,002	$1,344,784	4.5%	2.5%
Cost of sales, including warehousing and distribution expenses	504,151	471,750	1,004,560	963,335	6.9	4.3
Gross profit on sales	187,724	190,322	374,442	381,449	(1.4)	(1.8)
Gross profit margin	27.1%	28.7%	27.2%	28.4%
Operating, general and administratives expenses	168,286	152,705	332,701	312,917	10.2	6.3
O, G & A, percent of net sales	24.3%	23.1%	24.1%	23.3%
Income from operations	19,438	37,617	41,741	68,532	(48.3)	(39.1)
Operating margin	2.8%	5.7%	3.0%	5.1%
Investment income	656	1,824	1,409	2,802	(64.0)	(49.7)
Investment income, percent of net sales	0.1%	0.3%	0.1%	0.2%
Income before provision for income taxes	20,094	39,441	43,150	71,334	(49.1)	(39.5)
Provision for income taxes	7,296	15,262	15,586	27,027	(52.2)	(42.3)
Effective tax rate	36.3%	38.7%	36.1%	37.9%
Net income	$12,798	$24,179	$27,564	$44,307	(47.1)%	(37.8)%
Net income, percent of net sales	1.8%	3.7%	2.0%	3.3%
Basic and diluted earnings per share	$0.48	$0.90	$1.02	$1.65	(46.7)%	(38.2)%

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

Total store sales increased 4.5 % in the second quarter of 2014, compared to the same period in 2013.  Excluding fuel sales, total store  sales increased 3.9%.  In 2014, the Company’s second quarter sales benefited from the Easter holiday period.  Traditionally, sales surge during the week leading up to Easter.  Management estimates the incremental holiday sales impact was approximately $8.6 million in total store sales in 2014.  However, in 2013 the Easter holiday sales fell entirely in the Company’s first quarter.  Adjusting for the Easter holiday shift, total store sales increased 3.2% in the second quarter of 2014, compared to the sa me quarter in 2013.  The Company’s year-to-date total store sales increased 2.5% compared to the first twenty-six weeks of 2013.  Excluding fuel sales, the Company’s year-to-date total store sales increased 2.1% compared to the first half of 2013.

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

Comparable store sales increased 2.9% in the second quarter of 2014 compared to the same quarter in 2013.  Excluding fuel sales, comparable store sales increased 2.2% in second quarter of 2014 compared to the same period in 2013.  As discussed above, in contrast to 2013, the Company’s second quarter 2014 sales received the benefit of the Easter holiday.  Adjusting for the Easter holiday shift, comparable store sales increased 1.5% in the second quarter of 2014 compared to the same quarter in 2013.  The Company attributes the sales increase to the Company’s current pricing initiatives and sales building programs.  The Company’s year-to-date comparable store sales increased 0.8% compared to the first twenty-six weeks of 2013.  Excluding fuel sales, comparable store sales increased 0.5% compared to the first half of 2013.

The Company's operating region continues to be impacted by slow economic growth, particularly in Northeastern Pennsylvania and New York's Southern Tier.  In addition, the Company’s customers were affected by the reduction in food stamp/SNAP (the United States Department of Agriculture’s Supplemental Nutrition Assistance Program) spending in its stores, which accelerated in the fourth quarter of 2013 with the reduction in SNAP benefits that went into effect November 1, 2013.    It is possible that improving economic conditions and the lower unemployment rate in Pennsylvania, where the Company operates 122 stores, have contributed to the decline in SNAP sales.  However, many customers still remain cautious in their spending and continue to focus on value and long-term savings.

To meet these challenges, the Company made significant investments in its "Price Freeze" and "Get Grillin'" promotional programs. The Company launched a twelfth round of its "Price Freeze" program on December 29, 2013, which has proven to be an enduring and relevant promotion for our customers during challenging economic times.  This program froze prices on more than 2,000 products for a thirteen-week period.  On March 30, 2014, the Company entered into another "Get Grillin'" promotional program.  The "Get Grillin'" promotional program was a fifteen-week reduced pricing program on top items throughout the store that our customers found to be the most seasonally relevant.  This program lowered prices on approximately 1,200 items.

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

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

To help maintain the Company’s market share, management focused on its marketing and advertising strategy, including targeted promotional activity in key regional markets.  In the first half of 2014, the Company ran an aggressive sales building program, notably its Three Ways to Save sales initiative, which included the seasonal "Price Freeze" or "Get Grillin'" program, Everyday Lower Prices (EDLP) and Lowest Price Guarantee program.  The EDLP program lowered prices on more than 1,000 items that our customers are likely to use on a daily basis.  The Lowest Price Guarantee program offers discounts on four items every week that the Company guarantees to be the lowest compared to other local competitors.  Altogether, these three sales initiatives lowered prices on more than 2,000 products.  During the second quarter of 2014, the Company generated a 1.6% increase in average sales per customer transaction, while the number of identical customer store visits increased by 1.3%.   The Company's year-to-date average sales per customer transaction increased 1.6%, while the number of identical customer store visits decreased by 0.9%.

Comparable center store sales increased 0.1% in the second quarter of 2014, but decreased by 1.0% year-to-date, compared to the same periods in 2013.  Comparable dairy sales increased 4.0% in the second quarter of 2014 and 1.7% year-to-date as compared to the same periods in 2013. This increase is attributed to milk, cheese and butter commodity price inflation, increased advertising and the promotion of dairy products within the Company’s Lowest Price Guarantee program.  Comparable meat sales increased 4.7% in the second quarter of 2014 and 2.4% year-to-date, compared to the same periods in 2013.  In January 2014, management introduced the program “Great Meals Starts Here,” which is based on superior customer service along with educating our customers on our quality, programs and our ability to cut our fresh meat within our stores.  This program coupled with more aggressive meat advertising and price inflation has led to the increase in meat sales.  Comparable seafood sales increased 8.0% in the second quarter of 2014 and 5.3% year-to-date, compared to the same periods in 2013.  The 2014 increase is credited to the Company’s renewed focus on promoting fresh seafood items by enhancing product variety, the Company’s ongoing commitment to the EDLP program and shrimp price inflation.

Comparable fuel sales increased  21.3% in the second quarter of 2014 and 8.7%  year-to-date, compared to the same periods in 2013. The fuel sales increase is mainly due to increasing retail fuel prices.  According to the Energy Information Administration, the average price of gasoline in the Central Atlantic States incr eased 4.5%, or $0.17 per gallon, in the second quarter of 2014, compared to the same quarter in 2013.  Year-to-date, the average price of gasoline in the Central Atlantic States increased 0.8% or $0.03 per gallon, compared to the first half of 2013.

Comparable pharmacy sales increased 9.0% in the second quarter of 2014 and 6.8% year-to-date, compared to the same periods in 2013.  Pharmacy sales experienced significant price inflation in 2014 but were negatively affected in 2013 due to the conversion of brand to generic drugs.  In addition to price inflation, the sales increase is also attributed to an increased number of prescriptions being filled, partially due to the Company’s in-store pet medication and medication synchronization programs.

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.2 % compared to an increase of 1.1% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  Despite the fluctuation of retail and wholesale prices, in 2014, the Company has achieved a gross profit rate of 27.1% and 27.2%  for the quarter and year-to-date, respectively, compared to a gross profit rate of 28.7% and 28.4% for the quarter and year-to-date, respectively, in 2013.  The gross profit rate declined as a result of the implementation of the Company’s Three Ways to Save sales initiative.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies such as plastic bags.  As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores remained unchanged  in the second quarter and first half of 2014 compared to the same periods of 2013.  According to the U.S. Department of Energy, the 13-week average diesel fuel price for the Central Atlantic States in the second quarter of 2014 was $4.15 per gallon compared to $3.95 per gallon in the same period in 2013, for an average increase of $0.20 per gallon.   The 26-week average diesel fuel price for the Central Atlantic States in the first half of 2014 was $4.19 per gallon compared to $4.06 per gallon in the same period in 2013, for an average increase of $0.13 per gallon.  Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain fairly steady through year end.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  Employee-related costs increased 3.6 % in the second quarter, but decreased 0.3% in the first half of 2014, compared to the same periods in 2013.  As a percent of sales, employee-related costs decreased 0.1%  in the second quarter and 0.4% year-to-date compared to the same periods in 2013 .  The Company’s self-insured health care benefit expenses increased 24.1% in the second quarter, but decreased 20.5% in the first half of 2014, compared to the same periods in 2013.  Year-to-date, the Company incurred less expensive self-insured healthcare claims, compared to last year.  The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act  will have on its future operating expenses.  As a percent of sales, direct store labor decreased 0.5%  in the second quarter and 0.3% in the first half of 2014 compared to the same periods of 2013.

Depreciation and amortization expense was $16.2 million, or 2.3% of net sales, for the second quarter of 2014 compared to $14.2 million, or 2.2% of net sales for the second quarter of 2013.  Depreciation and amortization expense was $32.3 million, or 2.3% of net sales, for the first half of 2014 compared to $28.0 million, or 2.1% of net sales, for the first half of 2013.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

The Company recognized a pre-tax gain of $1.7 million in the first half of 2014 from the sale of a property and pre-tax gains totaling $2.9 million in the first half of 2013 from the sale of two properties.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company’s stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.  Despite these efforts, the Company’s utility expense increased $577,000 or 6.2% in the second quarter and increased $1.6 million or 7.8% in the first half of 2014, compared to the same periods in 2013.   The increase is primarily due to below average temperatures in the Mid-Atlantic States, the Company’s operating region, in the first quarter of 2014.

Investment Income
The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities, as well as the Company’s SERP investment, which is comprised of mutual funds that are maintained within the Company’s non-qualified supplemental executive retirement plan and the non-qualified pharmacist deferred compensation plan.  The Company classifies all of its municipal bonds and equity securities as available-for-sale.   Investment income declined $1.2 million for the second quarter and $1.4 million for the first half of 2014 as compared to the same periods in 2013.  This decrease is primarily attributed to the sale of equity securities.  In the second quarter of 2013, the Company recognized a gain of $1.1 million on the sale of equity securities.  However, no equity securities were sold in the second quarter of 2014.

Provision for Income Taxes
The effective income tax rate was 36.1% in the first half of 2014 compared to 37.9% in the first half of 2013.  The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

During the first twenty-six weeks of 2014, the Company generated $55.7 million in cash flows from operating activities compared to $78.4 million for the same period in 2013.  Cash flows from operating activities were impacted as a result of a $21.5 million decrease in inventories.  In the second quarter of 2013, management implemented a new inventory control buying procedure that increased distribution center efficiencies to help reduce inventory and improve product freshness.  Since the beginning of the fiscal year, working capital increased 2.8% compared to an increase of 1.2% in the first half of 2013.

Net cash used in investing activities was $35.8 million compared to $48.9 million in the first half of 2014 and 2013, respectively.  These funds were used primarily to purchase property and equipment in the quarters presented.  Property and equipment purchases during the first half of 2014 totaled $35.8 million compared to $57.3 million in the first half of 2013.  As a percentage of sales, capital expenditures were 2.6% and 4.3% in the first half of 2014 and 2013, respectively.

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

Net cash used in financing activities was $16.1 million in the first half of 2014 and 2013, which solely consisted of dividend payments to shareholders.  At June 28, 2014, the Company had a $30 million line of credit, of which $18.0 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

Total cash dividend payments on common stock, on a per share basis, amounted to $.60 in the first half of 2014 and 2013.  At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on August 4, 2014 to shareholders of record on July 21, 2014.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of June 28, 2014, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2029. The Company anticipates funding its working capital requirements and its $101.0 million 2014 capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 28, 2014.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 28, 2013 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 28, 2013 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended June 28, 2014.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 28, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 08/07/2014	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 08/07/2014	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)