Form 10-Q
period 2014-09-27
WEIS MARKETS INC
filed 2014-11-06
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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

As of November 6, 2014, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

	September 27, 2014	December 28, 2013
(dollars in thousands)	(unaudited)
Assets
Current:
Cash and cash equivalents	$25,244	$17,965
Marketable securities	69,218	63,093
SERP investment	8,833	8,752
Accounts receivable, net	63,668	57,193
Inventories	219,732	240,452
Prepaid expenses	19,931	17,293
Total current assets	406,626	404,748
Property and equipment, net	712,819	704,985
Goodwill	35,162	35,162
Intangible and other assets, net	4,408	3,347
Total assets	$1,159,015	$1,148,242

Liabilities
Current:
Accounts payable	$128,874	$133,568
Accrued expenses	31,877	27,416
Accrued self-insurance	17,989	19,333
Deferred revenue, net	3,942	7,056
Income taxes payable	533	1,628
Deferred income taxes	7,857	4,219
Total current liabilities	191,072	193,220
Postretirement benefit obligations	17,946	17,101
Deferred income taxes	95,470	97,934
Other	2,256	5,934
Total liabilities	306,744	314,189
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued	9,949	9,949
Retained earnings	988,084	971,022
Accumulated other comprehensive income
(Net of deferred taxes of $3,556 in 2014 and $2,753 in 2013)	5,095	3,939
	1,003,128	984,910
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	852,271	834,053
Total liabilities and shareholders’ equity	$1,159,015	$1,148,242

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands, except shares and per share amounts)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Net sales	$683,893	$661,412	$2,062,894	$2,006,196
Cost of sales, including warehousing and distribution expenses	498,216	478,649	1,502,776	1,441,984
Gross profit on sales	185,677	182,763	560,118	564,212
Operating, general and administrative expenses	165,733	164,919	498,433	477,835
Income from operations	19,944	17,844	61,685	86,377
Investment income	357	1,129	1,766	3,931
Income before provision for income taxes	20,301	18,973	63,451	90,308
Provision for income taxes	6,594	7,281	22,180	34,308
Net income	$13,707	$11,692	$41,271	$56,000

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.90	$0.90
Basic and diluted earnings per share	$0.51	$0.43	$1.53	$2.08

See accompanying notes to consolidated financial statements

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Net income	$13,707	$11,692	$41,271	$56,000
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $5 and $85 respectively for the 13 Weeks Ended and $824 and $257 respectively for the 39 Weeks Ended)	14	(154)	1,182	(512)
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $0 and $162 respectively for the 13 Weeks Ended and $21 and $771 respectively for the 39 Weeks Ended)	-	(202)	(26)	(963)
Other comprehensive income (loss), net of tax	14	(356)	1,156	(1,475)
Comprehensive income, net of tax	$13,721	$11,336	$42,427	$54,525

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(dollars in thousands)	Sept. 27, 2014	Sept. 28, 2013
Cash flows from operating activities:
Net income	$41,271	$56,000
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	43,763	37,502
Amortization	5,737	5,321
Gain on disposition of fixed assets	(2,531)	(2,586)
Impairment of fixed assets	-	2,088
Gain on sale of marketable securities	(46)	(1,734)
Gain on sale of intangible assets	-	(250)
Deferred income taxes	371	9,370
Changes in operating assets and liabilities:
Inventories	20,720	11,824
Accounts receivable and prepaid expenses	(9,113)	(8,490)
Income taxes recoverable	-	(4,624)
Accounts payable and other liabilities	(7,524)	5,997
Income taxes payable	(1,095)	(1,359)
Other	117	(21)
Net cash provided by operating activities	91,670	109,038
Cash flows from investing activities:
Purchase of property and equipment	(58,027)	(89,286)
Proceeds from the sale of property and equipment	3,288	3,626
Purchase of marketable securities	(8,138)	(10,570)
Proceeds from maturities of marketable securities	2,250	650
Proceeds from the sale of marketable securities	1,651	17,984
Purchase of intangible assets	(1,125)	(698)
Proceeds from the sale of intangible assets	-	250
Change in SERP investment	(81)	(1,096)
Net cash used in investing activities	(60,182)	(79,140)
Cash flows from financing activities:
Dividends paid	(24,209)	(24,209)
Net cash used in financing activities	(24,209)	(24,209)
Net increase in cash and cash equivalents	7,279	5,689
Cash and cash equivalents at beginning of year	17,965	14,381
Cash and cash equivalents at end of period	$25,244	$20,070

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

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. It also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation.  The standard should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter.  Early adoption is permitted.  Adoption of the new ASU will not have an impact on the Company's consolidated financial statements.

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

Marketable securities, as of September 27, 2014 and December 28, 2013, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 27, 2014	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,935	$-	$8,133
Level 2
Municipal bonds	59,369	1,808	(92)	61,085
	$60,567	$8,743	$(92)	$69,218

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2013	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$970	$7,239	$-	$8,209
Level 2
Municipal bonds	55,431	686	(1,233)	54,884
	$56,401	$7,925	$(1,233)	$63,093

Maturities of marketable securities classified as available-for-sale at September 27, 2014, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$4,940	$4,970
Due after one year through five years	41,637	43,005
Due after five years through ten years	12,192	12,510
Due after ten years	600	600
Equity securities	1,198	8,133
	$60,567	$69,218

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4)  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 28, 2013	$3,939

Other comprehensive income before reclassifications	1,182
Amounts reclassified from accumulated other comprehensive income	(26)
Net current period other comprehensive income	1,156
Accumulated other comprehensive income balance as of September 27, 2014	$5,095

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended September 27, 2014 and September 28, 2013.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Location	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013
Unrealized gains on available-for-sale marketable securities
	Investment income	$-	$364	$47	$1,734
	Provision for income taxes	-	(162)	(21)	(771)
Total amount reclassified, net of tax		$-	$202	$26	$963

(5)  Correction for Immaterial Prior Period Misstatements

The Company corrected the $8.8 million balance related to “SERP investment” (consisting of level 1 mutual funds) by removing it from “Cash and cash equivalents” in the 2013 Consolidated Balance Sheet.  The opening cash impact on the 2013 Consolidated Statement of Cash Flows was $7.1 million and the change to investing activities in the first 39 weeks of 2013 was immaterial. The Company also corrected the “(Gain)/loss on disposition/impairment of fixed assets” originally reported as a net gain of $498 thousand in the September 28, 2013 Consolidated Statement of Cash Flows into the “Gain on disposition of fixed assets” of $2.6 million and the “Impairment of fixed assets” of $2.1 million.  There is no cash impact on the 2013 Consolidated Statement of Cash Flows related to this change, since both line items still net to the originally reported $498 thousand.

(6) Impairment Charges

The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset.  An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired.  The fair value is estimated based on expected discounted future cash flows.  In accordance with Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company recorded a pre-tax charge of $2.1 million in the third quarter of 2013 for the impairment of long-lived assets, including equipment and leasehold improvements.  The charge was a result of management determining that the net book value of four properties was impaired.  This charge was included as a component of “Operating, general and administrative expenses.”

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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania.  The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of September  27, 2014, the Company operated 163 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income					Percent Changes
	13 Weeks Ended		39 Weeks Ended		2014 vs. 2013
(dollars in thousands except per share amounts)	Sept. 27, 2014	Sept. 28, 2013	Sept. 27, 2014	Sept. 28, 2013	13 Weeks Ended	39 Weeks Ended
Net sales	$683,893	$661,412	$2,062,894	$2,006,196	3.4%	2.8%
Cost of sales, including warehousing and distribution expenses	498,216	478,649	1,502,776	1,441,984	4.1	4.2
Gross profit on sales	185,677	182,763	560,118	564,212	1.6	(0.7)
Gross profit margin	27.2%	27.6%	27.2%	28.1%
Operating, general and administratives expenses	165,733	164,919	498,433	477,835	0.5	4.3
O, G & A, percent of net sales	24.2%	24.9%	24.2%	23.8%
Income from operations	19,944	17,844	61,685	86,377	11.8	(28.6)
Operating margin	2.9%	2.7%	3.0%	4.3%
Investment income	357	1,129	1,766	3,931	(68.4)	(55.1)
Investment income, percent of net sales	0.1%	0.2%	0.1%	0.2%
Income before provision for income taxes	20,301	18,973	63,451	90,308	7.0	(29.7)
Provision for income taxes	6,594	7,281	22,180	34,308	(9.4)	(35.4)
Effective tax rate	32.5%	38.4%	35.0%	38.0%
Net income	$13,707	$11,692	$41,271	$56,000	17.2%	(26.3)%
Net income, percent of net sales	2.0%	1.8%	2.0%	2.8%
Basic and diluted earnings per share	$0.51	$0.43	$1.53	$2.08	18.6%	(26.4)%

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

Total store sales increased 3.3% in the third quarter of 2014, compared to the same period in 2013.  Excluding fuel sales, total store  sales increased 2.9%.  The Company’s year-to-date total store sales increased 2.8% compared to the first thirty-nine weeks of 2013.  Excluding fuel sales, the Company’s year-to-date total store sales increased 2.4% compared to the first thirty-nine weeks of 2013.

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

Comparable store sales increased 2.6% in the third quarter of 2014 compared to the same quarter in 2013.  Excluding fuel sales, comparable store sales increased 2.2% in third quarter of 2014 compared to the same period in 2013.  The Company attributes the sales increase to the Company’s current pricing initiatives and sales building programs.  The Company’s year-to-date comparable store sales increased 1.4% compared to the first thirty-nine weeks of 2013.  Excluding fuel sales, comparable store sales increased 1.1% compared to the first thirty-nine weeks of 2013.

The Company continues to make progress in a market impacted by a stagnant economy.  It attributes the increased sales to its continued investments in lower pricing and disciplined sales building programs.  This includes targeted promotional activity in key regional markets and its Everyday Lower Prices (EDLP) and Lowest Price Guarantee promotional programs. The EDLP program lowered prices on more than 1,000 regularly purchased items.  The Lowest Price Guarantee program offers discounts on four items every week that the Company guarantees to be the lowest compared to local competitors.  Compared to the third quarter of 2013, the Company generated a 1.5% increase in average sales per customer transaction in the third quarter of 2014, while identical customer store visits increased by 1.4%.  The Company’s year-to-date average sales per customer transaction increased 1.5%, while the number of identical customer store visits remained virtually the same as compared to 2013.

The Company’s results also benefited from increased operational efficiencies and improved in-stock conditions at store level.  In addition, the Company’s Gold Card program, an extension of its existing Preferred Club Shopper program, continues to target the Company’s best shoppers with personalized offers and strong values to help them save money.  The Company also continues to offer its "Gas Rewards" program in most markets.  The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases.  Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the twenty-six Weis Gas-n-Go locations.

Comparable center store sales increased 0.1% in the third quarter of 2014, but decreased 0.6% year-to-date, compared to the same periods in 2013.  Comparable dairy sales increased 4.2% in the third quarter of 2014 and 2.6% year-to-date as compared to the same periods in 2013.  These increases are mainly attributed to commodity price inflation throughout the dairy category, with milk, cheese and butter seeing the largest increases.  Despite the significant commodity price inflation, the Company was able to maintain stable unit sales as compared to last year, through the continual promotion of dairy products in the EDLP and Lowest Price Guarantee programs.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Comparable fresh sales increased 3.3% and 2.1% in the third quarter and first thirty-nine weeks of 2014, respectively, compared to the same periods in 2013. Comparable meat sales increased 3.1% in the third quarter of 2014 and 2.7% year-to-date, compared to the same periods in 2013. In January 2014, management introduced the program “Great Meals Start Here,” which is based on superior customer service along with educating our customers on our quality and our ability to cut our fresh meat within the stores. This program coupled with price inflation; more strategic meat advertising; and a focus on improving store conditions and resetting the stores to better serve our customers’ needs has led to the increase in meat sales. Comparable seafood sales increased 4.6% in the third quarter of 2014 and 5.1% year-to-date, compared to the same periods in 2013. The 2014 increase is credited to the Company’s renewed attention to promoting fresh seafood items, enhancing product variety and the Company’s ongoing commitment to the EDLP program. Comparable food service sales increased  7.9% in the third quarter of 2014 and 5.2% year-to-date, compared to the same periods in 2013. This increase is due to increased promotional activity on key items within the department, partially through the EDLP program; an emphasis on delivering consistent product quality; and the conversion to “fresh” fried chicken in 48 stores. However, in September 2013, sales were negatively affected by deli salad recalls due to a disruption in supply, which also played a factor in the above variances.

Comparable pharmacy sales increased 10.5% in the third quarter of 2014 and 8.1% year-to-date, compared to the same periods in 2013.  Pharmacy sales experienced significant price inflation in 2014 but were negatively affected in 2013 due to the conversion of brand to generic drugs.  In addition to price inflation, the sales increase is also attributed to an increased number of prescriptions being filled, partially due to the Company’s in-store pet medication and medication synchronization programs, as well as some of the Company’s stores having expanded pharmacy hours.  The number of prescriptions being filled increased by 3.7% and 2.0% for the third quarter and the first thirty-nine weeks of 2014, respectively, compared to the same periods in 2013.

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.7% compared to an increase of 1.0% for the same period last year. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. Despite the fluctuation of retail and wholesale prices, in 2014, the Company has achieved a gross profit rate of 27.2%  for the quarter and year-to-date, compared to a gross profit rate of 27.6% and 28.1% for the quarter and year-to-date, respectively, in 2013.  The gross profit rate declined as a result of the implementation of the Company’s Three Ways to Save sales initiative, which consisted of the EDLP and Lowest Price Guarantee programs throughout the first three quarters, the “Price Freeze” program in the first quarter and the “Get Grillin’” program in the second quarter.

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies.  As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores remained unchanged in the third quarter and the first thirty-nine weeks of 2014 compared to the same periods of 2013.  According to the U.S. Department of Energy, the thirteen week average diesel fuel price for the Central Atlantic States in both the third quarter of 2014 and 2013 was $3.98 per gallon. The 2014 thirty-nine week average diesel fuel price for the Central Atlantic States was $4.12 per gallon compared to $4.03 per gallon in the same period in 2013, for an average increase of $0.09 per gallon. Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to marginally decrease through the end of the year.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  Employee-related costs decreased 0.5% and 0.4% in the third quarter and the first thirty-nine weeks of 2014, respectively, compared to the same periods in 2013.  As a percent of sales, employee-related costs decreased 0.6% in the third quarter and 0.5% year-to-date compared to the same periods in 2013.  The Company’s self-insured health care benefit expenses increased 11.8% in the third quarter, but decreased 10.0%  in the first thirty-nine weeks of 2014, compared to the same periods in 2013.  Year-to-date, the Company incurred less expensive self-insured healthcare claims, compared to last year.  The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses.  As a percent of sales, direct store labor decreased 0.2%  in the third quarter and 0.3% in the first thirty-nine weeks of 2014 compared to the same periods of 2013.

On September 21, 2013, the Company entered into a separation agreement with the former President and Chief Executive Officer.  The Company’s 2013 third quarter “Operating, general and administrative expenses” were negatively impacted by the charge of $6.1 million worth of estimated expenses related to the separation agreement.

Depreciation and amortization expense was $17.2 million, or 2.5% of net sales, for the third quarter of 2014 compared to $14.8 million, or 2.2% of net sales for the third quarter of 2013.  Depreciation and amortization expense was $49.5 million, or 2.4% of net sales, for the first thirty-nine weeks of 2014 compared to $42.8 million, or 2.1% of net sales, for the first thirty-nine weeks of 2013.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

The Company recognized pre-tax gains of $2.6 million and $2.9 million in the first thirty-nine weeks of 2014 and 2013, respectively, from the sale of two properties in both years.

In the third quarter of 2013, the Company determined that the asset value of four properties was impaired.  As a result, the Company recognized an impairment loss of $2.1 million.  See Note 6 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on the Company’s impairment charges.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company’s stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.  Due to these efforts in the third quarter, the Company’s utility expense decreased $46 thousand or 0.5% compared to the third quarter 2013.  However, these expenses increased $1.5 million or 5.0% in the first thirty-nine weeks of 2014 compared to the same period in 2013. The increase is primarily due to higher capacity charges and below average temperatures in the Mid-Atlantic States, the Company's operating region, in the first quarter of 2014.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Investment Income
The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities, as well as the Company’s SERP investment, which is comprised of mutual funds that are maintained within the Company’s non-qualified supplemental executive retirement plan and the non-qualified pharmacist deferred compensation plan.  The Company classifies all of its municipal bonds and equity securities as available-for-sale.  Investment income declined $772  thousand for the third quarter and  $2.2 million for the first thirty-nine weeks of 2014 as compared to the same periods in 2013.  This decrease is primarily attributed to fewer sales of equity securities and a decline in the Company’s SERP investment.  In the third quarter of 2013, the Company recognized a gain of $357 thousand on the sale of equity securities.  However, no equity securities were sold in the third quarter of 2014.  In the first thirty-nine weeks of 2013, the Company recognized an additional $1.4 million on the sale of equity securities, compared to the same period in 2014.  The Company’s SERP investment decreased by $394 thousand and $605 thousand in the third quarter and the first thirty-nine weeks of 2014, respectively, compared to the same periods in 2013.

Provision for Income Taxes
The effective income tax rate was 32.5% and 38.4% for the third quarter of 2014 and 2013, respectively.  The decline is due to several one-time permanent tax differences which increased the effective income tax rate during the thirteen weeks ended September 28, 2013, which did not reoccur during the thirteen weeks ended September 27, 2014.  For the first thirty-nine weeks of 2014 and 2013, the effective income tax rate was 35.0% and 38.0%, respectively.  The effective income tax rate through the first three quarters of 2014 is consistent with the federal statutory rate of 35%.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.  Currently, the effect of state taxes, net of permanent differences, is not materially impacting the effective income tax rate.

Liquidity and Capital Resources

During the first thirty-nine weeks of 2014, the Company generated $91.7 million in cash flows from operating activities compared to $109.0 million for the same period in 2013.  Cash flows from operating activities were impacted as a result of a $20.7 million and $11.8 million decrease in inventories in 2014 and 2013, respectively.  In the second quarter of 2013, management implemented a new inventory control buying procedure that increased distribution center efficiencies to help reduce inventory and improve product freshness.  Since the beginning of the fiscal year, working capital increased 1.9% compared to a decrease of 4.2% in the first thirty-nine weeks of 2013.

Net cash used in investing activities was $60.2 million compared to $79.1 million in the first thirty-nine weeks of 2014 and 2013, respectively.  These funds were used primarily to purchase property and equipment in the quarters presented.  Property and equipment purchases during the first thirty-nine weeks of 2014 totaled $58.0 million compared to $89.3 million in the first thirty-nine weeks of 2013.  As a percentage of sales, capital expenditures were 2.8% and 4.5% in the first thirty-nine weeks of 2014 and 2013, respectively.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management estimates that its current development plans will require an investment of approximately $77.0 million in 2014.  The investment reduction for 2014 is a result of project completion dates shifting from 2014 to 2015.  Company management remains committed to the capital expansion program and fully expects to invest the previously reported amount of $101.0 million.

Net cash used in financing activities was $24.2 million in the first thirty-nine weeks of 2014 and 2013, which solely consisted of dividend payments to shareholders.  At September 27, 2014, the Company had a $30 million line of credit, of which $18.0 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $.90 in the first thirty-nine weeks of 2014 and 2013.  At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on November 17, 2014 to shareholders of record on November 3, 2014.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

The Company has no other commitment of capital resources as of September 27, 2014, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2029. The Company anticipates funding its working capital requirements and its $77.0 million 2014 capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the nine months ended September 27, 2014.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 28, 2013 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 28, 2013 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 27, 2014.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September  27, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 11/06/2014	S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 11/06/2014	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)