Form 10-K
period 2014-12-27
WEIS MARKETS INC
filed 2015-03-13
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $545,000,000 as of June 28, 2014 the last business day of the most recently completed second quarter.

Shares of common stock outstanding as of March 12, 2015 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated  March 12, 2015 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the Company's business during fiscal 2014.  The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.”  The Weis family currently owns approximately 65% of the outstanding shares.  Robert F. Weis serves as Chairman of the Board of Directors, and Jonathan H. Weis, son of Robert F. Weis, serves as Vice Chairman, President and Chief Executive Officer.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The Company advertises its products and promotes its brand through weekly newspaper circulars; radio and television ads; e-mail blasts; and on-line via its website, social media and mobile applications.  Printed circulars are used extensively on a weekly basis to advertise featured items.  The Company utilizes a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and fuel rewards.  The Company currently owns and operates 163 retail food stores.  The Company’s operations are reported as a single reportable segment.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2014, 2013 and 2012, respectively:

	2014	2013	2012
Center Store (1)	57.9%	59.0%	59.5%
Fresh (2)	29.0	28.7	28.1
Pharmacy Services	9.0	8.6	8.7
Fuel	3.9	3.5	3.5
Other	0.2	0.2	0.2
Consolidated net sales	100.0%	100.0%	100.0%

__________

(1) Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.

(2) Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2014, Weis Markets, Inc. operated 25 stores in Maryland, 5 stores in New Jersey, 9 stores in New York, 122 stores in Pennsylvania and 2 stores in West Virginia, for a total of 163 retail food stores operating under the Weis Markets trade name.

WEIS MARKETS, INC.

Item 1.Business: (continued)

All retail food store locations operate as conventional supermarkets.  The retail food stores range in size from 8,000 to 70,000 square feet, with an average size of approximately 50,000 square feet.  The following summarizes the number of stores by size categories as of year-end:

	2014	2014	2013	2013
Square feet	Number of stores	% of Total	Number of stores	% of Total
55,000 to 70,000	56	34%	53	32%
45,000 to 54,999	70	43%	72	44%
35,000 to 44,999	22	13%	22	13%
25,000 to 34,999	9	6%	12	7%
Under 25,000	6	4%	6	4%
Total	163	100%	165	100%

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2014	2013	2012	2011	2010
Beginning store count	165	163	161	164	164
New stores (1)	1	4	4	1	---
Opened relocated stores	1	---	1	1	---
Closed stores	(3)	(2)	(2)	(4)	---
Closed relocated stores	(1)	---	(1)	(1)	---
Ending store count	163	165	163	161	164
Total square feet (000’s), at year-end	8,202	8,211	8,054	7,877	7,887
Additions/major remodels	8	12	13	9	4

____________________

(1)  On June 11, 2012, Weis Markets, Inc. acquired three former Genuardi’s stores located in Conshohocken, Doylestown and Norristown, Pennsylvania from Safeway Inc.

The Company supports its retail operations through a centrally located distribution facility, its own transportation fleet, three manufacturing facilities and its store support center.  The Company is required to use a significant amount of working capital to provide for the necessary amount of inventory to meet demand for its products through efficient use of buying power and effective utilization of space in its distribution facilities.  The manufacturing facilities consist of a meat processing plant, an ice cream plant and a milk processing plant.

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

The Company currently employs approximately 18,200 full-time and part-time associates.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

Trade Names and Trademarks.    The Company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset.  The Company is the exclusive licensee of more than 60 other trademarks registered and/or pending in the United States Patent and Trademark Office from WMK Holdings, Inc., including trademarks for its product lines and promotions such as Weis, Weis 2 Go, Weis Wonder Chicken, Price Freeze, Weis Gas-n-Go and Weis Nutri-Facts.  Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

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

The majority of the Company’s stores are concentrated in central and northeast Pennsylvania, central Maryland, suburban Baltimore regions and New York’s Southern Tier.  Changes in economic and social conditions in the Company’s operating regions, including fluctuations in the inflation rate along with changes in population and employment and job growth rates, affect customer shopping habits.  These changes may negatively impact sales and earnings.  Business disruptions due to weather and catastrophic events historically have been few.  The Company’s geographic regions could receive an extreme variance in the amount of annual snowfall that may materially affect sales and expense results.

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

Customers count on the Company to provide them with safe and wholesome food products.  Concerns regarding the safety of food products sold in its stores could cause shoppers to avoid purchasing certain products from the Company, or to seek alternative sources of supply for all of their food needs, even if the basis for the concern is outside of the Company’s control.  A loss in confidence on the part of its customers would be difficult and costly to reestablish.  As such, any issue regarding the safety of any food items sold by the Company, regardless of the cause, could have a substantial and adverse effect on operations.

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

The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012, $1,250,000 per member prior to March 1, 2013, $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of March 1, 2014.  As of March 1, 2014, the Company purchased stop loss insurance which carries a $500,000 specific deductible with a $250,000 aggregating deductible.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  The Company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on earnings.

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

As of December 27, 2014, the Company had $23.0 million in cash and cash equivalents, $74.0 million in marketable securities and $9.1 million in SERP (Supplemental Executive Retirement Plan) investment (level 1 mutual funds).  The Company’s marketable securities consist of municipal bonds and equity securities.  These investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, the Company may experience a reduction in value or loss of liquidity from investments, which may have a negative impact on the Company’s results of operations, liquidity and financial condition.  The Federal Deposit Insurance Corporation (FDIC) insures amounts up to $250,000 per depositor, per insured bank, for each account ownership category.  The Company has balances in bank accounts that may exceed the insured amount leaving the Company exposed for any amounts over the $250,000 limit.

The Company is a controlled Company due to the common stock holdings of the Weis family.

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 27, 2014.  As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.  Currently, two of the Company’s six directors are members of the Weis family.

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

WEIS MARKETS, INC.

Item 1b.    Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.    Properties:

As of December 27, 2014, the Company owned and operated 82 of its retail food stores, and leased and operated 81 stores under operating leases that expire at various dates through 2029.  The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1.1 million square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet.  The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 551,000 square feet.  The Company utilizes 259,000 square feet of its Sunbury location to operate its ice cream plant, meat processing plant and milk processing plant.

Item 3.    Legal Proceedings:

Neither the Company nor any subsidiary is presently a party to, nor is any of their property subject to, any pending legal proceedings, other than routine litigation incidental to the business that would not have a material adverse effect on the financial results.  The Company estimates any exposure to these legal proceedings and establishes accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable.

WEIS MARKETS, INC.

Executive Officers of the Registrant

The following sets forth the names and ages of the Company’s executive officers as of March 12, 2015, indicating all positions held during the past five years:

Name	Age	Title

Robert F. Weis (a)	95	Chairman of the Board
Jonathan H. Weis (b)	47	Vice Chairman, President and Chief Executive Officer
Kurt A. Schertle (c)	43	Chief Operating Officer
Scott F. Frost (d)	52	Senior Vice President, Chief Financial Officer and Treasurer
David W. Gose II (e)	48	Senior Vice President of Operations
Harold G. Graber (f)	59	Senior Vice President of Real Estate and Development and Secretary
James E. Marcil (g)	56	Senior Vice President of Human Resources

(a)	Robert F. Weis. The Company has employed Mr. Weis since 1946. Mr. Weis served as Chairman and Treasurer from 1995 until April 2002, at which time he was appointed Chairman of the Board.

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

(c)

Kurt A. Schertle. The Company hired Mr. Schertle on March 1, 2009 as its Vice President of Sales and Merchandising, which included the responsibility of overseeing the Marketing Department.  In February 2010, Mr. Schertle was promoted to Senior Vice President of Sales and Merchandising.  In July 2012, Mr. Schertle was promoted to Executive Vice President of Sales and Merchandising at which time, he assumed the additional responsibility of overseeing the Company’s Supply Chain.  In September 2013, Mr. Schertle assumed the additional responsibility of overseeing Store Operations and Mr. Schertle was promoted to Chief Operating Officer in March 2014.

(d)

Scott F. Frost. Mr. Frost joined the Company full-time in 1984 and he has held various positions since then, including but not limited to, Controller, Assistant Treasurer and Acting Chief Financial Officer.  The Company appointed Mr. Frost as Vice President, Chief Financial Officer and Treasurer in October 2009.  In January 2011, Mr. Frost was promoted to Senior Vice President, Chief Financial Officer and Treasurer.  Mr. Frost also served as Assistant Secretary of the Company during the past five years.

(e)

David W. Gose II. Mr. Gose joined the Company in May 2014 as Senior Vice President of Operations.  Prior to joining the Company, Mr. Gose was Senior Director and Regional General Manager of Walmart Ohio, a retail store SuperCenter, from February 2010 until May 2014.  Walmart Ohio consisted of 92 stores that geographically included all stores South of Toledo, Cleveland, Akron and Youngstown.

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

WEIS MARKETS, INC.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK).  The approximate number of shareholders, including individual participants in security position listings on December 27, 2014 as provided by the Company's transfer agent was 5,364.  High and low stock prices and dividends paid per share for the last two fiscal years were:

	2014			2013
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$52.82	$46.12	$0.30	$41.98	$37.90	$0.30
Second	50.56	42.54	0.30	47.92	39.34	0.30
Third	46.97	39.09	0.30	51.92	45.12	0.30
Fourth	48.00	38.23	0.30	54.13	46.15	0.30

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

Comparative Five-Year Total Returns

	2009	2010	2011	2012	2013	2014
Weis Markets, Inc.	100.00	114.55	119.79	120.79	165.42	154.54
S&P 500	100.00	115.06	117.49	136.29	180.43	205.13
Peer Group	100.00	117.87	134.54	155.75	210.72	280.61

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

Five Year Review of Operations

	52 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks
(dollars in thousands, except shares,	Ended	Ended	Ended	Ended	Ended
per share amounts and store information)	Dec. 27, 2014	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011	Dec. 25, 2010
Net sales	$2,776,683	$2,692,588	$2,701,405	$2,752,504	$2,620,378
Costs and expenses	2,693,972	2,581,406	2,574,373	2,638,224	2,515,062
Income from operations	82,711	111,182	127,032	114,280	105,316
Investment and other income	2,287	4,684	3,882	3,326	2,069
Income before provision for income taxes	84,998	115,866	130,914	117,606	107,385
Provision for income taxes	29,831	44,145	48,403	42,022	39,094
Net income	55,167	71,721	82,511	75,584	68,291
Retained earnings, beginning of year	971,022	931,579	881,346	864,132	827,042
	1,026,189	1,003,300	963,857	939,716	895,333
Cash dividends	32,278	32,278	32,278	58,370	31,201
Retained earnings, end of year	$993,911	$971,022	$931,579	$881,346	$864,132
Weighted-average shares outstanding, diluted	26,898,443	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.20	$1.20	$1.20	$2.17	$1.16
Basic and diluted earnings per share	$2.05	$2.67	$3.07	$2.81	$2.54
Working capital	$223,776	$211,528	$229,748	$223,742	$234,889
Total assets	$1,191,119	$1,148,242	$1,090,440	$1,029,004	$992,081
Shareholders’ equity	$857,832	$834,053	$795,690	$745,886	$728,127
Number of grocery stores	163	165	163	161	164

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

Company Overview

General

Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania.  Today, the Company ranks among the top 50 food and drug retailers in the United States in revenues generated.  As of December 27, 2014, the Company operated 163 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview, (continued)

Strategic Imperatives

The following strategic imperatives will be focused upon by the Company to attempt to ensure the success of the Company in the coming years:

•

Establish a Sales Driven Culture – The Company continues to focus on sales and profits growth, improved operating practices, increased productivity and positive cash flow.  The Company believes disciplined growth will increase its market share and operating profits, resulting in enhanced shareholder value.  The Company’s method of driving sales includes focused preparation and execution of sales programs, investing in new stores and remodels, and strategic acquisitions.  Communicating clear executable standards and aligning performance measures across the organization will help to instill a sales-driven operating environment.

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

•

Focus on Sustainability Strategies –  The Company views being good stewards in the communities in which we operate as an important component of overall success.  The Company’s sustainability program operates under a structure of four key pillars: green design, natural resource conservation, food and agricultural impact and social responsibility.  The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on climate change.  The Company is seeking to reduce its carbon footprint by 20% by the year 2020.  To accomplish this, the Company intends to institute new sustainability programs and to improve existing sustainability programs.  Since 2008, the Company has been measuring the carbon footprint of the entire enterprise and has reduced the carbon emissions by a total of 14.8%.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations

Analysis of Consolidated Statements of Income

(dollars in thousands except per share amounts)				Percent Changes
For the Fiscal Years Ended December 27, 2014,	2014	2013	2012	2014 vs.	2013 vs.
December 28, 2013 and December 29, 2012	(52 weeks)	(52 weeks)	(52 weeks)	2013	2012
Net sales	$2,776,683	$2,692,588	$2,701,405	3.1%	(0.3)%
Cost of sales, including warehousing and distribution expenses	2,023,721	1,947,120	1,958,852	3.9	(0.6)
Gross profit on sales	752,962	745,468	742,553	1.0	0.4
Gross profit margin	27.1%	27.7%	27.5%
Operating, general and administratives expenses	670,251	634,286	615,521	5.7	3.0
O, G & A, percent of net sales	24.1%	23.6%	22.8%
Income from operations	82,711	111,182	127,032	(25.6)	(12.5)
Operating margin	3.0%	4.1%	4.7%
Investment income	2,287	4,684	3,468	(51.2)	35.1
Investment income, percent of net sales	0.1%	0.2%	0.1%
Other income	-	-	414	-	(100.0)
Other income, percent of net sales	-%	-%	0.0%
Income before provision for income taxes	84,998	115,866	130,914	(26.6)	(11.5)
Provision for income taxes	29,831	44,145	48,403	(32.4)	(8.8)
Effective tax rate	35.1%	38.1%	37.0%
Net income	$55,167	$71,721	$82,511	(23.1)%	(13.1)%
Net income, percent of net sales	2.0%	2.7%	3.1%
Basic and diluted earnings per share	$2.05	$2.67	$3.07	(23.2)%	(13.0)%

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

Total store sales increased 3.1% in 2014  compared to 2013. Excluding fuel sales, total store sales increased 2.8%.  Total store sales decreased 0.3% in 2013 compared to 2012.  Excluding fuel sales, total store sales decreased 0.4% in 2013 compared to 2012.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Comparable store sales increased 2.0% in 2014 compared to 2013.  Excluding fuel sales, comparable store sales increased 1.7%.  The 2014 sales increase is attributed to the Company’s current pricing initiatives and sales building programs.  Comparable store sales decreased 2.6% in 2013  compared to 2012.  Excluding fuel sales, comparable store sales decreased 2.7% in 2013 compared to 2012.  The 2013 sales decline is attributed to increased competition, cycling the 2012 sales impact of Hurricane Sandy and a decline in food stamp/SNAP (the United States Department of Agriculture’s Supplemental Nutrition Assistance Program) spending in its stores, which accelerated in the fourth quarter of 2013 with the reduction in SNAP benefits that went into effect on November 1, 2013.

The Company continues to make progress in a market impacted by a slowly recovering economy.  It attributes the 2014 sales increase to its continued investments in lower pricing and disciplined sales building programs.  In addition to targeted promotional activity in key regional markets, the Company started an aggressive sales building program in 2014, notably its “Three Ways to Save” sales initiative, which included the seasonal “Price Freeze” or “Get Grillin’” promotional program, Everyday Lower Prices (EDLP) and Lowest Price Guarantee program.  On December 29, 2013, the Company launched a twelfth round of its "Price Freeze" program.  This program froze prices on more than 2,000 products for a thirteen-week period. On March 30, 2014, the Company entered into another "Get Grillin'" promotional program. The "Get Grillin'" promotional program was a fifteen-week reduced pricing program on top items throughout the store that our customers found to be the most seasonally relevant. This program lowered prices on approximately 1,200 items.  The EDLP program lowered prices on more than 1,000 regularly purchased items.  The Lowest Price Guarantee program offers discounts on four items every week that the Company guarantees to be the lowest compared to local competitors.  Compared to 2013, the Company generated a 1.5% increase in average sales per customer transaction in 2014, while identical customer store visits increased by 0.6%.  Compared to 2012, the Company generated a 0.7% increase in average sales per customer transaction in 2013, while the number of identical customer store visits declined by 3.3%.

The Company’s results also benefited from increased operational efficiencies and improved in-stock conditions at store level.  In addition, the Company’s Gold Card program, an extension of its existing Preferred Club Shopper program, continues to target the Company’s best shoppers with personalized offers and strong values to help them save money.  The Company also continues to offer its "Gas Rewards" program in most markets.  The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases.  Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the twenty-seven Weis Gas-n-Go locations.

Comparable center store sales decreased by 0.2% in 2014 compared to 2013.  Comparable center store sales decreased 3.4% in 2013 compared to 2012.  Center store was impacted by stagnant sales performance in key center store categories, increased competition and a decline in food stamp/SNAP spending in its stores, which accelerated in the fourth quarter of 2013 with the reduction in SNAP benefits that went into effect on November 1, 2013.

Comparable dairy sales increased 3.4% in 2014 compared to 2013. These increases are mainly attributed to commodity price inflation throughout the dairy category, with milk, cheese and butter seeing the largest increases. Despite the significant commodity price inflation, the Company was able to grow unit sales ahead of remaining market in 2014 as compared to 2013, through the continual promotion of dairy products in the EDLP and Lowest Price Guarantee programs.

Comparable fresh sales increased 3.0% in 2014 compared to 2013.  This increase was primarily driven by the meat, seafood, deli and food service departments.

Comparable meat sales increased 3.8% in 2014 compared to 2013.  In January 2014, the Company introduced the “Great Meals Start Here”  program, which focuses on superior customer service along with educating our customers about our quality and our ability to cut fresh meat within the stores. This program coupled with price inflation; more strategic meat advertising; and a focus on improving store conditions and resetting the stores to better serve our customers’ needs has contributed to the increase in meat sales. Comparable meat sales decreased 2.5% in 2013 compared to 2012.  With the cost of meat rising, the Company made the strategic decision to reduce retail prices in order to encourage meat sales.  The Company sold 256,084 more pounds of meat in 2013, compared to 2012.  Although total tonnage of meat sold increased, comparable meat sales decreased over the previous fiscal year due to the retail price reduction strategy.

Comparable seafood sales increased 5.1% in 2014 compared to 2013.  The increase is credited to the Company’s renewed attention to promoting fresh seafood items, enhancing product variety and the Company’s ongoing commitment to the EDLP program.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Comparable deli sales increased 2.8% in 2014 compared to 2013.    The sales increase is attributed to the EDLP program, particularly in slicing meats and cheeses, an increased focus on customer service and an expanded variety in the dips and spreads category.  Comparable deli sales decreased 4.6% in 2013 compared to 2012.  Sales declined in 2013 as a result of emergency sales surges in October 2012, which was caused by flooding due to Hurricane Sandy, which impacted regions of Pennsylvania and southern New York, where the majority of the Company's stores are located.  Customers were unable to prepare meals at home for extended periods of time in 2012, resulting in increased deli sales.  Additionally, 2013 sales were negatively affected by deli salad recalls occurring in September and which continued to impact the fourth quarter of 2013, due to a disruption in supply.

Comparable food service sales increased 6.6% in 2014 compared to 2013. This increase is due to increased promotional activity on key items within the department, partially through the EDLP program; an emphasis on delivering consistent product quality; the successful launch of new items within the department; and the conversion to “fresh” fried chicken in 48 stores.

Comparable pharmacy sales increased 8.5% in 2014 compared to 2013.  Pharmacy sales experienced significant price inflation in 2014 but were negatively affected in 2013 due to the conversion of brand to generic drugs.  In addition to price inflation, the sales increase is also attributable to an increased number of prescriptions being filled, partially due to the Company’s in-store pet medication and medication synchronization programs.  Also contributing to the increase, are some of the Company’s stores having expanded pharmacy hours and more individuals are eligible for healthcare benefits under the Affordable Care Act.  Comparable pharmacy sales decreased 2.2% in 2013 compared to 2012.    Pharmacy sales were impacted by a $15.3 million and a  $10.4 million decline in 2013 and 2012, respectively, due to the conversion of brand drugs to generic.  Generics are sold at lower retail prices, decreasing total pharmacy sales.  While sales dropped significantly in dollars because of the increased utilization of generic pharmaceuticals, the number of units sold in comparable stores also decreased 0.4% in 2013 compared to 2012.  As part of management's strategy to offset this decline, the Company emphasized a continued focus on immunization while implementing in-store pet medications and a medication synchronization program.

Comparable fuel sales increased 0.4% in 2014 compared to 2013.  Comparable fuel sales declined 8.3% in 2013 compared to 2012.  Sales were affected by fuel price deflation in 2013, which resulted in lower retail gas sales.

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 2.4% in 2014, 0.9% in 2013 and 2.4% in 2012.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.    Despite the fluctuation of retail and wholesale prices, the Company maintained a gross profit rate of 27.1% in 2014, 27.7% in 2013 and 27.5% in 2012.  The gross profit rate declined in 2014 as a result of the implementation of the Company’s Three Ways to Save sales initiative, which consisted of the EDLP and Lowest Price Guarantee programs throughout the year,  the “Price Freeze” program in the first quarter and the “Get Grillin’” program in the second quarter.

The Company experienced a LIFO charge of $911,000 for 2014, compared to a charge of $692,000 for 2013 and a charge of $1.2 million for 2012.    With the exception of pharmacy, the Company expects wholesale price inflation to increase slightly in 2015.

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies.  As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores decreased by 0.02% in 2014 compared to 2013 and remained unchanged in 2013 compared to 2012.  According to the U.S. Department of Energy, the 52-week average diesel fuel price for the Central Atlantic States decreased $0.01 per gallon to $4.00 per gallon as of December 22, 2014, compared to $4.01 per gallon as of December 23, 2013.  Diesel fuel prices for the Central Atlantic States peaked in February 2014 at $4.36 and steadily fell to $3.39 as of December 22, 2014.  Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain below $3.00 during 2015.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Although the Company experienced product cost inflation and deflation in various commodities in 2014, 2013 and 2012, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  Employee-related costs increased $7.7 million or 2.0% in 2014 compared to 2013 and increased $4.6 million or 1.2% in 2013 compared to 2012.  As a percent of sales, employee-related costs decreased 0.2% in 2014 compared to 2013 but increased 0.2% in 2013 compared to 2012.  As a percent of sales, direct store labor decreased 0.2% in 2014 compared to 2013 but increased 0.3% in 2013 compared to 2012.

The Company expensed $1.1 million, $2.0 million and $1.1 million in 2014, 2013 and 2012, respectively, due to adjustments made to the non-qualified supplemental executive retirement plan resulting from a rise in the equity market.  See Note 6 Retirement Plans, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s retirement plans.

The Company’s self-insured health care benefit expenses decreased 0.5% in 2014 compared to 2013 and decreased 14.9% in 2013 compared to 2012.  During 2013, the Company incurred less expensive health care claims, compared to 2012.  The Company remains concerned about the potential impact that The Patient Protection and Affordable Care Act will have on its future operating expenses.

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

Depreciation and amortization expense was $66.9 million, or 2.4% of net sales, for 2014 compared to $58.3 million, or 2.2% of net sales, for 2013 and $50.7 million, or 1.9% of net sales, for 2012.  The increase in depreciation and amortization expense in 2014 compared to 2013 and in 2013 compared to 2012 was the result of additional capital expenditures as the Company implements its capital expansion program.    In the first quarter of 2012, the Company changed its accounting policy for property and equipment and switched the depreciation method for this group of assets from accelerated methods to straight-line.  See Note 1 (j) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s change in accounting estimate related to depreciation expense.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

The Company recognized pre-tax gains of $2.6 million, $2.9 million and $1.7 million in 2014,  2013 and 2012, respectively, from the sale of two properties in 2014 and 2013 and one property in 2012.  In 2013, the Company determined that the asset value of four properties was impaired. As a result, the Company recognized a pre-tax impairment loss of $2.1 million.  See Note 1(l) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company's impairment charges.  Earnings were further impacted in 2013 by a $680,000 adjustment to liabilities for future expenses on closed stores.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities.  The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.  The Company continues to be a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems.  The Company was awarded the GreenChill Distinguished Partner Award for leadership in refrigerant management due to the demonstrated extraordinary leadership and initiative in achieving GreenChill’s mission in 2013.  This past year, the Company received three additional Gold Level Certified Stores.  In total, the Company has twelve stores registered under the EPA GreenChill program.  In 2012, the Company replaced its existing lighting system at its 1.1 million square-foot distribution center with low watt fluorescent and LED lighting, reducing energy consumption by 80% and operating costs by 30%.  Its new store prototypes contain skylights that harvest natural daylight to reduce lighting costs, LED lighting and motion sensors in its frozen departments and energy management systems.  All Company stores have an assigned Green Leader to promote in-store energy conservation.  Despite these initiatives, the Company’s utility expense increased by $2.1 million or 5.3% in 2014 compared to 2013.  The increase is primarily due to higher capacity charges and below average temperatures in the Mid-Atlantic States, the Company’s operating region, in the first quarter of 2014.  However, the Company’s utility expense decreased by $1.0 million or 2.6% in 2013 compared to 2012, through the aforementioned initiatives, with the added benefit of clement weather and a declining market in electricity costs.

Investment Income

The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities, as well as the Company’s SERP investment, which is comprised of mutual funds that are maintained within the Company’s non-qualified supplemental executive retirement plan and the non-qualified pharmacist deferred compensation plan.  The Company classifies all of its municipal bonds and equity securities as available-for-sale.  Investment income declined $2.4 million in 2014 compared to 2013.  This decrease is primarily attributed to fewer sales of equity securities and a decline in the Company’s SERP investment.  The Company experienced a $1.4 million decrease in gains recognized on the sale of equity securities in 2014 compared to 2013 and the Company’s SERP investment decreased by $797,000 in 2014 compared to 2013.  Investment income increased by $1.2 million in 2013 compared to 2012, primarily resulting from the $868,000 increase in gains recognized on the sale of equity securities in 2013 compared to 2012.

Other Income

Upon completion, the Company recognized a gain of $414,000 on the bargain purchase of three former Genuardi locations in the Delaware Valley region of Pennsylvania, from Safeway Inc., in the second quarter of 2012.

Provision for Income Taxes

The effective income tax rate was 35.1%, 38.1% and 37.0% in 2014, 2013 and 2012, respectively.  In 2014, pre-tax book income decreased significantly.  Tax exempt interest and dividends eligible for a dividends received deduction increased, causing an increase to the net favorable permanent differences.  The combination of the decrease to net income before taxes and increase to the net favorable permanent differences resulted in a drop in the effective rate for 2014.  The rate increased starting in 2012 due to the decrease in the domestic production deduction also referred to as the Section 199 deduction.  The qualifying manufacturing sales decreased during 2012 resulting in a sizeable provision to return adjustment which results in a higher effective tax rate.  The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources

Net cash provided by operating activities was $123.1 million in 2014, compared to $142.6 million in 2013 and $124.0 million in 2012.  In 2013, management implemented new inventory control buying procedures that increased distribution center efficiencies.  Under these new buying procedures, the distribution center inventory level decreased an average of $9.8 million per period during 2014 compared to 2013 and $7.0 million during the last nine fiscal months of 2013 compared to the same period in 2012.  The Company's overall inventory level only decreased by $811,000 in 2014 compared to 2013 and $4.8 million in 2013 compared to 2012 as a result of holding more inventory at year end for the holidays and the addition of larger stores during each year.  Working capital increased 5.8% in 2014, decreased 7.9% in 2013 and increased 2.7% in 2012, in each case compared to the prior year.  The 2014 working capital increase is primarily attributed to the lower investment in the Company’s capital expansion program during 2014 compared to the previous years.  Whereas, the 2013 decrease in working capital is primarily due to the utilization of marketable securities to fund the Company’s capital expansion program.

Net cash used in investing activities was $85.8 million in 2014 compared to $106.8 million in 2013 and $107.8 million in 2012.  These funds were used primarily to purchase marketable securities and property and equipment in the three fiscal years presented.  While the Company purchased marketable securities in all three years presented, the Company’s net marketable securities transactions resulted in the purchase of $8.4 million in 2014, compared to the disposal of $18.7 million in 2013 and the sale of $6.2 million in 2012.  Property and equipment purchases totaled $79.2 million in 2014, compared to $128.1 million in 2013 and $115.9 million in 2012, which included the acquisition of a business in 2012.  The Company acquired three former Genuardi stores for $6.1 million in 2012.  As a percentage of sales, capital expenditures including the acquisition were 2.9%, 4.8% and 4.3% in 2014, 2013 and 2012, respectively.    Proceeds from the sale of property and equipment decreased $837,000 in 2014 compared to 2013 despite the sale of properties in each of the first and third quarters of 2014 for a total of $2.8 million.  Proceeds from the sale of property and equipment increased $1.9 million in 2013 compared to 2012, primarily due to the sale of two properties for $3.2 million in the second quarter of 2013.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management estimates that its current development plans will require an investment of approximately $91.8 million in 2015.

Net cash used in financing activities was $32.3 million in 2014, 2013 and 2012, which solely consisted of dividend payments to shareholders.  At December 27, 2014, the Company had outstanding letters of credit of $19.9 million.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.20 in 2014, 2013 and 2012.  No treasury stock was purchased in 2014, 2013 or 2012.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of December 27, 2014, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2029.  The Company anticipates funding its working capital requirements and its $91.8 million capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

The Company experienced an unrealized holding gain net of deferred taxes of $927,000 in 2014 and unrealized holding losses net of deferred taxes of $36,000 in 2013 and $9,000 in 2012 (see Consolidated Statements of Comprehensive Income).  As of December 27, 2014, the Company had $8.3 million in gross unrealized holding gains and $96,000 in gross unrealized holding losses related to marketable securities.  See Note 2 Marketable Securities, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s marketable securities.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 27, 2014.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$199,974	$32,826	$58,593	$43,258	$65,297
Total	$199,974	$32,826	$58,593	$43,258	$65,297

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

Goodwill and Intangible Assets

Intangible assets with an indefinite useful life are not amortized until their useful life is determined to be no longer indefinite and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is not amortized but tested for impairment for each reporting unit on an annual basis and between annual tests in certain circumstances.

To derive the fair value of the Company’s sole reporting unit, the Company uses an income approach along with an analysis of its stock value.  Under the income approach, fair value of a reporting unit is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company.  Estimated future cash flows are based on the Company’s internal projection model.  The stock value evaluation consists of measuring the average market capitalization of the Company against its total asset value of its sole reporting unit.  The Company completes an impairment test annually.  See Note 1(l) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s impairment of long-lived assets.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Policies and Estimates (continued)

Revenue Recognition

Revenue from the sale of products to the Company’s customers is recognized at the point of sale.  Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold.  Periodically, the Company will run a point based sales incentive program that rewards customers with future sales discounts.  The Company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software.  Sales are reduced by these estimates over the life of the program.  Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts.  The Company records “Deferred revenue” for the sale of gift cards and revenue is recognized in “Net sales” at the time of customer redemption for products.  Gift card breakage income is recognized in “Operating, general and administrative expenses” based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote.  Sales tax is excluded from “Net sales.”  The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction.  Merchandise return activity is immaterial to revenues due to products being returned quickly and the unit cost is relatively low.

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

Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  The closed store liabilities are usually paid over the lease terms associated with the closed stores having remaining terms ranging from one to four years.  At December 27, 2014, closed store lease liabilities totaled $955,000.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term.  Store closings are generally completed within one year after the decision to close.  Adjustments to closed store liabilities and other exit costs primarily relate to changes in subtenants and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which changes become known.  Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.  Inventory write-downs, if any, in connection with store closings, are classified in cost of sales.  Costs to transfer inventory and equipment from closed stores are expensed as incurred.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is no longer needed for its originally intended purpose is reversed to income in the proper period.

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the workers’ compensation claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012, $1,250,000 per member prior to March 1, 2013, $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of March 1, 2014.    As of March 1, 2014, the Company purchased stop loss insurance which carries a $500,000 specific deductible with a $250,000 aggregating deductible.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 27, 2014	2015	2016	2017	2018	2019	Thereafter	Total	Dec. 27, 2014
Rate sensitive assets:
Fixed interest rate securities	$5,200	$14,625	$12,535	$9,450	$4,275	$13,565	$59,650	$66,078
Average interest rate	3.17%	1.24%	1.64%	2.54%	1.84%	2.71%	2.15%

Other Relevant Market Risks

The Company’s equity securities at December 27, 2014 had a cost basis of $1,198,000 and a fair value of $7,881,000.  The dividend yield realized on these equity investments was 8.43% in 2014.  Market risk, as it relates to equities owned by the Company, is discussed within the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Item 8.    Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
December 27, 2014 and December 28, 2013	2014	2013
Assets
Current:
Cash and cash equivalents	$22,986	$17,965
Marketable securities	73,959	63,093
SERP investment	9,121	8,752
Accounts receivable, net	70,642	57,193
Inventories	239,641	240,452
Prepaid expenses and other current assets	17,432	17,293
Income taxes recoverable	612	-
Total current assets	434,393	404,748
Property and equipment, net	716,860	704,985
Goodwill	35,162	35,162
Intangible and other assets, net	4,704	3,347
Total assets	$1,191,119	$1,148,242

Liabilities
Current:
Accounts payable	$144,812	$133,568
Accrued expenses	34,590	27,416
Accrued self-insurance	18,695	19,333
Deferred revenue, net	6,720	7,056
Income taxes payable	-	1,628
Deferred income taxes	5,800	4,219
Total current liabilities	210,617	193,220
Postretirement benefit obligations	18,672	17,101
Deferred income taxes	100,756	97,934
Other	3,242	5,934
Total liabilities	333,287	314,189
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	993,911	971,022
Accumulated other comprehensive income, net	4,829	3,939
	1,008,689	984,910
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	857,832	834,053
Total liabilities and shareholders’ equity	$1,191,119	$1,148,242

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 27, 2014,	2014	2013	2012
December 28, 2013 and December 29, 2012	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$2,776,683	$2,692,588	$2,701,405
Cost of sales, including warehousing and distribution expenses	2,023,721	1,947,120	1,958,852
Gross profit on sales	752,962	745,468	742,553
Operating, general and administrative expenses	670,251	634,286	615,521
Income from operations	82,711	111,182	127,032
Investment income	2,287	4,684	3,468
Other income	-	-	414
Income before provision for income taxes	84,998	115,866	130,914
Provision for income taxes	29,831	44,145	48,403
Net income	$55,167	$71,721	$82,511

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.20	$1.20	$1.20
Basic and diluted earnings per share	$2.05	$2.67	$3.07

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)
For the Fiscal Years Ended December 27, 2014,	2014	2013	2012
December 28, 2013 and December 29, 2012	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$55,167	$71,721	$82,511
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $644, $23 and $0, respectively)	927	(36)	(9)
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $26, $730 and $293, respectively)	(37)	(1,044)	(420)
Other comprehensive income (loss), net of tax	890	(1,080)	(429)
Comprehensive income, net of tax	$56,057	$70,641	$82,082

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 27, 2014,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 28, 2013 and December 29, 2012	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2011	33,047,807	$9,949	$881,346	$5,448	6,149,364	$(150,857)	$745,886
Net income	—	—	82,511	—	—	—	82,511
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(429)	—	—	(429)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 29, 2012	33,047,807	9,949	931,579	5,019	6,149,364	(150,857)	795,690
Net income	—	—	71,721	—	—	—	71,721
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(1,080)	—	—	(1,080)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 28, 2013	33,047,807	9,949	971,022	3,939	6,149,364	(150,857)	834,053
Net income	—	—	55,167	—	—	—	55,167
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	890	—	—	890
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 27, 2014	33,047,807	$9,949	$993,911	$4,829	6,149,364	$(150,857)	$857,832

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 27, 2014,	2014	2013	2012
December 28, 2013 and December 29, 2012	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$55,167	$71,721	$82,511
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	59,004	51,068	44,153
Amortization	7,865	7,207	6,498
Gain on disposition of fixed assets	(2,630)	(2,033)	(1,407)
Impairment of fixed assets	-	2,088	-
Gain on sale of marketable securities	(63)	(1,775)	(713)
Gain on sale intangible assets	-	(780)	-
Gain on acquisition of business	-	-	(414)
Deferred income taxes	3,785	10,377	15,611
Changes in operating assets and liabilities:
Inventories	811	4,791	(17,936)
Accounts receivable, prepaid expenses and other current assets	(13,588)	(10,512)	(2,569)
Income taxes recoverable	(612)	-	1,226
Accounts payable and other liabilities	15,894	9,546	(5,045)
Income taxes payable	(1,628)	269	1,359
Other	(895)	665	687
Net cash provided by operating activities	123,110	142,632	123,961
Cash flows from investing activities:
Purchase of property and equipment	(79,177)	(128,055)	(109,774)
Proceeds from the sale of property and equipment	3,614	4,451	2,542
Purchase of marketable securities	(20,118)	(12,635)	(13,790)
Proceeds from maturities of marketable securities	4,050	1,150	-
Proceeds from the sale of marketable securities	7,668	30,170	19,941
Acquisition of business	-	-	(6,116)
Purchase of intangible assets	(1,479)	(937)	(439)
Proceeds from the sale of intangible assets	-	780	-
Change in SERP investment	(369)	(1,694)	(165)
Net cash used in investing activities	(85,811)	(106,770)	(107,801)
Cash flows from financing activities:
Dividends paid	(32,278)	(32,278)	(32,278)
Net cash used in financing activities	(32,278)	(32,278)	(32,278)
Net increase (decrease) in cash and cash equivalents	5,021	3,584	(16,118)
Cash and cash equivalents at beginning of year	17,965	14,381	30,499
Cash and cash equivalents at end of year	$22,986	$17,965	$14,381

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s consolidated financial statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  The Company’s operations are reported as a single reportable segment.    There was no material change in the nature of the Company's business during fiscal 2014.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December.  Fiscal 2014 was comprised of 52 weeks, ending on December 27, 2014.  Fiscal 2013 was comprised of 52 weeks, ending on December 28, 2013.  Fiscal 2012 was comprised of 52 weeks, ending on December 29, 2012.  References to years in this annual report relate to fiscal years.

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

(e)  Correction for Immaterial Prior Period Misstatements

The Company corrected the $8.8 million balance related to “SERP investment” (consisting of level 1 mutual funds) by removing it from “Cash and cash equivalents” in the 2013 Consolidated Balance Sheet. The opening cash impact on the 2012 Consolidated Statement of Cash Flows was $6.9 million and the change to investing activities in 2012 was immaterial. The Company also corrected the “Loss (gain) on disposition/impairment of fixed assets” originally reported as a net loss of $55,000 in the 2013 Consolidated Statement of Cash Flows into the “Gain on disposition of fixed assets” of $2.0 million and the “Impairment of fixed assets” of $2.1 million. There is no cash impact on the 2013 Consolidated Statement of Cash Flows related to this change, since both line items still net to the originally reported $55,000.

(f)  Cash and Cash Equivalents

The Company maintains its cash balances in the form of core checking accounts and money market accounts.  The Company maintains cash deposits with banks that at times exceed applicable insurance limits.  The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company considers investments with an original maturity of three months or less to be cash equivalents.  Investment amounts classified as cash equivalents as of December 27, 2014 and December 28, 2013 totaled $14.4 million and $7.2 million, respectively.

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

(h)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $1,578,000 and $1,882,000 as of December 27, 2014 and December 28, 2013, respectively.  The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants.  The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.  Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

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

Leasehold improvements are unaffected by the change noted above.  Leasehold improvements continue to be amortized using the straight-line method over the terms of the leases or the useful lives of the assets, whichever is shorter.

Maintenance and repairs are expensed and renewals and betterments are capitalized.  When assets are retired or otherwise disposed of, the assets and accumulated depreciation are removed from the respective accounts and any profit or loss on the disposition is credited or charged to “Operating, general and administrative expenses.”

(k)  Goodwill and Intangible Assets

Intangible assets with an indefinite useful life are not amortized until their useful life is determined to be no longer indefinite and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is not amortized but tested for impairment for each reporting unit on an annual basis and between annual tests in certain circumstances.

To derive the fair value of the Company’s sole reporting unit, the Company uses an income approach along with an analysis of its stock value.  Under the income approach, fair value of a reporting unit is determined based on estimated future cash flows discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of the Company.  Estimated future cash flows are based on the Company’s internal projection model.  The stock value evaluation consists of measuring the average market capitalization of the Company against its total asset value of its sole reporting unit.  The Company completes an impairment test annually.  See Note 1(l) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s impairment of long-lived assets.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(k)  Goodwill and Intangible Assets (continued)

The Company’s intangible assets and related accumulated amortization at December 27, 2014 and December 28, 2013 consisted of the following:

		December 27, 2014			December 28, 2013
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Lease Acquisitions	$3,654	$2,418	$1,236	$3,654	$2,235	$1,419
Liquor Licenses	3,358	-	3,358	1,879	65	1,814
Customer Lists	120	10	110	120	6	114
Total	$7,132	$2,428	$4,704	$5,653	$2,306	$3,347

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods ranging from 15 to 30 years.  Estimated amortization expense for the next five fiscal years is approximately $189,000 in 2015,  $189,000 in 2016,  $189,000 in 2017,  $189,000 in 2018 and $189,000 in 2019.  As of December 27, 2014, the Company’s intangible assets with indefinite lives consisted of goodwill and Pennsylvania liquor licenses.

(l)  Impairment of Long-Lived Assets

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives.  The Company completes an impairment test annually.  The Company also reviews its property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset.  An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired.  The fair value is estimated based on expected discounted future cash flows.

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

(m)  Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  Currently, closed stores have remaining lease terms ranging from one to four years, and the liabilities associated with these closed store leases are paid over the terms of the lease.  Closed store lease liabilities totaled $955,000 and $1,193,000 as of December 27, 2014 and December 28, 2013, respectively.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Adjustments to closed store liabilities primarily relate to changes in sublease income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the change becomes known.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(m)  Store Closing Costs (continued)

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business:

Future Lease
(dollars in thousands)	Obligations
Balance at December 29, 2012	$635
Additions	680
Payments	(33)
Adjustments	(89)
Balance at December 28, 2013	1,193
Additions	119
Payments	(375)
Adjustments	18
Balance at December 27, 2014	$955

(n)  Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  Self-insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported.  The Company was liable for associate health claims up to an annual maximum of $750,000 per member prior to March 1, 2012, $1,250,000 per member prior to March 1, 2013, $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of March 1, 2014.  As of March 1, 2014, the Company purchased stop loss insurance which carries a $500,000 specific deductible with a $250,000 aggregating deductible.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.

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

(q)  Revenue Recognition

Revenue from the sale of products to the Company’s customers is recognized at the point of sale.  Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold.  Periodically, the Company will run a point based sales incentive program that rewards customers with future sales discounts.  The Company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software.  Sales are reduced by these estimates over the life of the program.  Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts.  The Company records “Deferred revenue” for the sale of gift cards and revenue is recognized in “Net sales” at the time of customer redemption for products.  Gift card breakage income is recognized in “Operating, general and administrative expenses” based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote.  Sales tax is excluded from “Net sales.”  The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction.  Merchandise return activity is immaterial to revenues due to products being returned quickly and the unit cost is relatively low.

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

Vendor allowances recorded as credits in cost of sales totaled $89.5 million in 2014, $76.4 million in 2013 and $75.1 million in 2012.  Vendor paid cooperative advertising credits totaled $16.0 million in 2014, $16.0 million in 2013 and $16.4 million in 2012.  These credits were netted against advertising costs within “Operating, general and administrative expenses.”  The Company had accounts receivable due from vendors of $395,000 and $440,000 for earned advertising credits and $5.7 million and $5.8 million for earned promotional discounts as of December 27, 2014 and December 28, 2013, respectively.  The Company had $734,000 and $911,000 in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 27, 2014 and December 28, 2013, respectively.

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

(u)  Advertising Costs

The Company expenses advertising costs as incurred.  The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $24.6 million in 2014, $23.5 million in 2013 and $23.5 million in 2012 in “Operating, general and administrative expenses.”

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

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(w)  Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition.  ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related footnote disclosures.  The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter.  Early adoption is permitted.  Adoption of the new ASU will not have an impact on the Company’s consolidated financial statements.

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

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment brokerage firm(s), which include various third party pricing services.  These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value.  In addition, the Company engaged an independent firm to value a sample of the Company’s municipal bond holdings in order to validate the investment’s assigned fair value.

Marketable securities, as of December 27, 2014 and December 28, 2013, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 27, 2014	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,683	$-	$7,881
Level 2
Municipal bonds	64,561	1,613	(96)	66,078
	$65,759	$8,296	$(96)	$73,959

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2013	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$970	$7,239	$-	$8,209
Level 2
Municipal bonds	55,431	686	(1,233)	54,884
	$56,401	$7,925	$(1,233)	$63,093

Maturities of marketable securities classified as available-for-sale at December 27, 2014, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$1,875	$1,912
Due after one year through five years	46,613	47,740
Due after five years through ten years	16,073	16,426
Equity securities	1,198	7,881
	$65,759	$73,959

WEIS MARKETS, INC.

Note 3  Inventories

Merchandise inventories, as of December 27, 2014 and December 28, 2013, were valued as follows:

(dollars in thousands)	2014	2013
LIFO	$193,621	$187,178
Average cost	46,020	53,274
	$239,641	$240,452

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances.  If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $79,933,000 and $79,022,000 higher than as reported on the above methods as of December 27, 2014 and December 28, 2013,  respectively.  During 2013, the Company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4  Property and Equipment

Property and equipment, as of December 27, 2014 and December 28, 2013, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2014	2013
Land		$103,240	$97,906
Buildings and improvements	10-60	544,309	527,789
Equipment	3-12	911,169	874,008
Leasehold improvements	5-20	193,842	184,995
Total, at cost		1,752,560	1,684,698
Less accumulated depreciation and amortization		1,035,700	979,713
		$716,860	$704,985

Note 5  Lease Commitments

At December 27, 2014, the Company leased approximately 50% of its open store facilities under operating leases that expire at various dates through 2029.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense.  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2014	2013	2012
Minimum annual rentals	$35,183	$32,817	$30,141
Contingent rentals	409	386	134
Lease or sublease income	(6,881)	(6,452)	(6,352)
	$28,711	$26,751	$23,923

WEIS MARKETS, INC.

Note 5  Lease Commitments (continued)

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining non-cancelable lease terms in excess of one year as of December 27, 2014.

(dollars in thousands)	Leases	Subleases
2015	$32,826	$(2,962)
2016	31,619	(2,796)
2017	26,974	(2,261)
2018	24,073	(1,621)
2019	19,185	(855)
Thereafter	65,297	(2,478)
	$199,974	$(12,973)

The Company has $455,000 accrued as of December 27, 2014 and had $521,000 accrued as of December 28, 2013, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received.  The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

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

Retirement plan costs:

(dollars in thousands)	2014	2013	2012
Retirement savings plan	$1,752	$1,715	$1,560
Profit-sharing plan	1,258	1,750	1,650
Deferred compensation plan	1,328	126	291
Supplemental retirement plan	1,061	2,025	1,105
Pharmacist deferred compensation plan	(228)	178	198
	$5,171	$5,794	$4,804

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

WEIS MARKETS, INC.

Note 6   Retirement Plans (continued)

Change in the benefit obligations:

(dollars in thousands)	2014	2013
Benefit obligations at beginning of year	$7,800	$7,726
Interest cost	581	575
Benefit payments	(51)	(51)
Actuarial loss (gain)	747	(450)
	$9,077	$7,800

Weighted-average assumptions used to determine benefit obligations:	2014	2013
Discount rate	7.50%	7.50%

Components of net periodic benefit cost:

(dollars in thousands)	2014	2013	2012
Interest cost	$581	$575	$557
Amount of recognized (loss) gain	(696)	501	318

Estimated future benefit payments:

(dollars in thousands)	Benefits
2015	$51
2016	1,929
2017	1,929
2018	1,929
2019	1,929
2020 - 2024	9,643

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates.  These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service.  These plans are unfunded and accounted for on an accrual basis.  Participants in these plans are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan once their yearly earnings exceed the IRS highly compensated threshold.  The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion.  The allocation among the various plan participants is made in both flat dollar amounts and in relationship to their compensation.  Plan participants are 100% vested in their accounts after six years of service with the Company.  Benefits are distributed among participants upon reaching the applicable retirement age.  Substantial risk of benefit forfeiture does exist for participants in these plans.  The present value of accumulated benefits amounted to $9,646,000 and $9,352,000 at December 27, 2014 and December 28, 2013, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

The Company has no other postretirement benefit plans.

WEIS MARKETS, INC.

Note 7  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 29, 2012	$5,019

Other comprehensive loss before reclassifications	(36)
Amounts reclassified from accumulated other comprehensive income	(1,044)
Net current period other comprehensive loss	(1,080)
Accumulated other comprehensive income balance as of December 28, 2013	$3,939

Other comprehensive income before reclassifications	927
Amounts reclassified from accumulated other comprehensive income	(37)
Net current period other comprehensive income	890
Accumulated other comprehensive income balance as of December 27, 2014	$4,829

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended December 27, 2014, December 28, 2013 and December 29, 2012.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
(dollars in thousands)	Location	2014	2013	2012
Unrealized gains on available-for-sale marketable securities
	Investment income	$63	$1,774	$713
	Provision for income taxes	(26)	(730)	(293)
Total amount reclassified, net of tax		$37	$1,044	$420

WEIS MARKETS, INC.

Note 8  Income Taxes

The provision (benefit) for income taxes consists of:

(dollars in thousands)	2014	2013	2012
Current:
Federal	$24,809	$26,994	$30,258
State	1,237	6,774	2,534
Deferred:
Federal	2,686	8,184	12,107
State	1,099	2,193	3,504
	$29,831	$44,145	$48,403

The reconciliation of income taxes computed at the federal statutory rate (35% in 2014, 2013 and 2012) to the provision for income taxes is:

(dollars in thousands)	2014	2013	2012
Income taxes at federal statutory rate	$29,749	$40,553	$45,820
State income taxes, net of federal income tax benefit	1,519	5,828	3,925
Other	(1,437)	(2,236)	(1,342)
Provision for income taxes (effective tax rate 35.1%, 38.1% and 37.0%, respectively)	$29,831	$44,145	$48,403

Cash paid for federal income taxes was $25,000,000,  $26,350,000 and $27,500,000 in 2014, 2013 and 2012 respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 27, 2014 and December 28, 2013, are:

(dollars in thousands)	2014	2013
Deferred tax assets:
Accounts receivable	$615	$585
Compensated absences	362	403
Long term employment incentives	1,161	2,785
Employee benefit plans	3,771	4,221
General liability insurance	1,344	1,223
Postretirement benefit obligations	7,676	7,037
Net operating loss carryforwards	6,218	5,736
Other	1,358	-
Total deferred tax assets	22,505	21,990
Deferred tax liabilities:
Inventories	(7,459)	(6,809)
Unrealized gains on marketable securities	(3,371)	(2,753)
Nondeductible accruals and other	(6,522)	(4,745)
Depreciation	(111,709)	(109,836)
Total deferred tax liabilities	(129,061)	(124,143)
Net deferred tax liability	$(106,556)	$(102,153)
Current deferred liability - net	$(5,800)	$(4,219)
Noncurrent deferred liability - net	(100,756)	(97,934)
Net deferred tax liability	$(106,556)	$(102,153)

WEIS MARKETS, INC.

Note 8  Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2014	2013
Unrecognized tax benefits at beginning of year	$-	$225
Increases based on tax positions related to the current year	-	-
Additions for tax positions of prior year	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	(225)
Expiration of the statute of limitations for assessment of taxes	-	-
Unrecognized tax benefits at end of year	$-	$-

During 2013, the Company completed a final settlement with a state taxing authority resulting in a $225,000 state tax benefit net of Federal income taxes.

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2008.  The Company or one of its subsidiaries files tax returns in various states.  The tax years subject to examination in Pennsylvania, where the majority of the Company's revenues are generated, are 2011 to 2014.

The Company has net operating loss carryforwards of $95.5 million available for state income tax purposes.  The net operating losses will begin to expire starting in 2027.  The Company expects to fully utilize these net operating loss carryforwards.

Note 9  Acquisition of Business

Fiscal 2014 Acquisitions

There were no acquisitions for fiscal 2014.

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

The following table summarizes the fair values of the assets acquired at the date of acquisition.

(dollars in thousands)	June 11, 2012
Inventories	$1,116
Equipment	5,294
Intangible assets	120
Total assets acquired	$6,530

WEIS MARKETS, INC.

Note 10  Summary of Quarterly Results (Unaudited)

Quarterly financial data for 2014 and 2013 are as follows:

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 29, 2014	June 28, 2014	September 27, 2014	December 27, 2014
Net sales	$687,127	$691,875	$683,893	$713,788
Gross profit on sales	186,768	187,724	185,677	192,793
Net income	14,766	12,798	13,707	13,896
Basic and diluted earnings per share	.55	.48	.51	.51

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
Net sales	$682,712	$662,072	$661,412	$686,392
Gross profit on sales	191,127	190,322	182,763	181,256
Net income	20,129	24,179	11,692	15,721
Basic and diluted earnings per share	.75	.90	.43	.59

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

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Weis Markets, Inc.

We have audited the accompanying consolidated balance sheet of Weis Markets, Inc. as of December 27, 2014 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the period then ended. Our audit also included the financial statement schedule listed in the index at Item 15(c)(3).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 27, 2014, and the consolidated results of its operations and its cash flows for the period then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weis Markets, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/S/Ernst & Young LLP

Philadelphia, Pennsylvania
March 12, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Weis Markets, Inc.

We have audited Weis Markets Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Weis Markets, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm (continued)

accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Weis Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Weis Markets, Inc. as of December 27, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the period then ended of Weis Markets, Inc. and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/S/Ernst & Young LLP

Philadelphia, Pennsylvania
March 12, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Weis Markets, Inc.

We have audited the accompanying consolidated balance sheet of Weis Markets, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 28, 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the periods ended December 28, 2013, and December 29, 2012, (52 weeks, and 52 weeks, respectively). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(c)(3).  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weis Markets, Inc. and subsidiaries as of December 28, 2013, and the results of their operations and their cash flows for each of the two years in the periods ended December 28, 2013, and December 29, 2012 (52 weeks, and 52 weeks, respectively) in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/Grant Thornton LLP

Philadelphia, Pennsylvania
March 12, 2015

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992 framework).  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

With the participation of the Chief Executive Officer and the Chief Financial Officer, management concluded that the Company’s internal control over financial reporting was effective as of December 27, 2014.

The independent registered public accounting firm of Ernst & Young LLP that has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 27, 2014.  The report can be found in Item 8 of this Form 10-K.

WEIS MARKETS, INC.

Item 9a.  Controls and Procedures: (continued)

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 27, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.    Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2015 are incorporated herein by reference.

Item 11.    Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2015 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2015 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2015 are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2015 is incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules:

(a)(1)    The Company’s 2014 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2)  Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 47 of this annual report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

WEIS MARKETS, INC.

Item 15.    Exhibits, Financial Statement Schedules: (continued)

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the annual report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-A	Retirement Savings Plan, amended September 22, 2014 and filed with this annual report on Form 10-K.
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

Executive Employment Agreement between the Company and Jonathan H. Weis, Vice Chairman, President and Chief Executive Officer, signed on July 14, 2014, with retroactive effect to January 1, 2014 and continuing thereafter through December 31, 2016, filed as Exhibit 10.1 to Form 8-K July 18, 2014 and incorporated herein by reference.  *

10-G

Executive Employment Agreement between the Company and Jonathan H. Weis, Vice Chairman, President and Chief Executive Officer, signed on November 3, 2011, with retroactive effect to July 1, 2011 and continuing thereafter through December 31, 2016, filed as Exhibit 10.1 to Form 8-K November 8, 2011 and incorporated herein by reference.  *

10-H

Chief Executive Office Incentive Award Plan between the Company and Jonathan H. Weis, Chairman, President and Chief Executive Officer, effective July 1, 2011, amended and restated effective as of January 1, 2014 and continuing thereafter through December 31, 2016, filed as Exhibit 10.2 to Form 8-K July 18, 2014 and incorporated herein by reference. *

10-I

Vice Chairman Incentive Award Plan between the Company and Jonathan H. Weis, Vice Chairman, President and Chief Executive Officer, signed on November 3, 2011, with retroactive effect to July 1, 2011 and continuing thereafter through December 31, 2016, filed as Exhibit 10.2 to Form 8-K November 8, 2011 and incorporated herein by reference.  *

10-J

Confidential Separation Agreement and General Release between the Company and David J. Hepfinger, Former President and Chief Executive Officer, signed on September 21, 2013, filed as Exhibit 10.1 to Form 10-Q November 7, 2013 and incorporated herein by reference.  *

10-K

Executive Employment Agreement between the Company and David J. Hepfinger, Former President and Chief Executive Officer, signed on March 8, 2013, with retroactive effect to March 1, 2013 and continuing thereafter through February 28, 2018, filed as Exhibit 10.1 to Form 8-K March 13, 2013 and incorporated herein by reference.  *

10-L

Executive Employment Agreement between the Company and David J. Hepfinger, Former President and Chief Executive Officer, signed on October 26, 2010, with retroactive effect to March 1, 2010 and continuing thereafter through February 28, 2013, filed as Exhibit 10.1 to Form 8-K November 1, 2010 and incorporated herein by reference.  *

10-M

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

WEIS MARKETS, INC.

Item 15(c)(3).    Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(dollars in thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Accounts		Deductions	End of
Description	of Period	Expenses	Describe		Describe (1)	Period
Fiscal Year ended December 27, 2014:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,882	$577	$	---	$881	$1,578

Fiscal Year ended December 28, 2013:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,526	$1,320	$	---	$964	$1,882

Fiscal Year ended December 29, 2012:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,415	$2,456	$	---	$2,345	$1,526

(1) Deductions are uncollectible accounts written off, net of recoveries.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/12/2015	/S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman,
President and Chief Executive Officer
and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/12/2015	/S/Robert F. Weis
Robert F. Weis
Chairman of the Board of Directors

Date 03/12/2015	S/Jonathan H. Weis
Jonathan H. Weis
Vice Chairman,
President and Chief Executive Officer
and Director (principal executive officer)

Date 03/12/2015	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date 03/12/2015	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development and Secretary
and Director

Date 03/12/2015	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date 03/12/2015	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date 03/12/2015	/S/Glenn D. Steele Jr.
Glenn D. Steele Jr.
Director

Date 03/12/2015	/S/Jeanette R. Rogers
Jeanette R. Rogers
Corporate Controller
(principal accounting officer)