Form 10-Q
period 2015-03-28
WEIS MARKETS INC
filed 2015-05-01
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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

As of May 1, 2015, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

	March 28, 2015	December 27, 2014
(dollars in thousands)	(unaudited)
Assets
Current:
Cash and cash equivalents	$17,112	$22,986
Marketable securities	80,480	73,959
SERP investment	9,994	9,121
Accounts receivable, net	66,086	70,642
Inventories	236,548	239,641
Prepaid expenses and other current assets	17,423	17,432
Income taxes recoverable	-	612
Total current assets	427,643	434,393
Property and equipment, net	719,158	716,860
Goodwill	35,162	35,162
Intangible and other assets, net	5,300	4,704
Total assets	$1,187,263	$1,191,119

Liabilities
Current:
Accounts payable	$137,319	$144,812
Accrued expenses	30,875	34,590
Accrued self-insurance	19,597	18,695
Deferred revenue, net	4,628	6,720
Income taxes payable	5,666	-
Deferred income taxes	5,235	5,800
Total current liabilities	203,320	210,617
Postretirement benefit obligations	19,073	18,672
Deferred income taxes	97,451	100,756
Other	4,533	3,242
Total liabilities	324,377	333,287
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	998,950	993,911
Accumulated other comprehensive income
(Net of deferred taxes of $3,381 in 2015 and $3,371 in 2014)	4,844	4,829
	1,013,743	1,008,689
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	862,886	857,832
Total liabilities and shareholders’ equity	$1,187,263	$1,191,119

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands, except shares and per share amounts)	March 28, 2015	March 29, 2014
Net sales	$712,426	$687,127
Cost of sales, including warehousing and distribution expenses	517,311	500,359
Gross profit on sales	195,115	186,768
Operating, general and administrative expenses	175,614	164,465
Income from operations	19,501	22,303
Investment income	532	753
Income before provision for income taxes	20,033	23,056
Provision for income taxes	6,924	8,290
Net income	$13,109	$14,766

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30
Basic and diluted earnings per share	$0.49	$0.55

See accompanying notes to consolidated financial statements

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 28, 2015	March 29, 2014
Net income	$13,109	$14,766
Other comprehensive income by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains arising during period
(Net of deferred taxes of $13 and $658, respectively)	18	933
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $3 and $18, respectively)	(3)	(23)
Other comprehensive income, net of tax	15	910
Comprehensive income, net of tax	$13,124	$15,676

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income	$13,109	$14,766
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	15,303	14,173
Amortization	1,996	1,924
Loss (gain) on disposition of fixed assets	8	(1,809)
Gain on sale of marketable securities	(6)	(41)
Deferred income taxes	(3,880)	(1,308)
Changes in operating assets and liabilities:
Inventories	3,093	9,775
Accounts receivable and prepaid expenses	4,608	(6,170)
Income taxes recoverable	612	-
Accounts payable and other liabilities	(9,666)	(1,298)
Income taxes payable	5,666	4,012
Other	183	168
Net cash provided by operating activities	31,026	34,192
Cash flows from investing activities:
Purchase of property and equipment	(20,624)	(17,880)
Proceeds from the sale of property and equipment	27	2,042
Purchase of marketable securities	(9,907)	(603)
Proceeds from the sale of marketable securities	3,191	106
Purchase of intangible assets	(644)	(30)
Change in SERP investment	(873)	(807)
Net cash used in investing activities	(28,830)	(17,172)
Cash flows from financing activities:
Dividends paid	(8,070)	(8,070)
Net cash used in financing activities	(8,070)	(8,070)
Net (decrease) increase in cash and cash equivalents	(5,874)	8,950
Cash and cash equivalents at beginning of year	22,986	17,965
Cash and cash equivalents at end of period	$17,112	$26,915

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

(2) Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition.  ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  In April 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. It also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation.  The standard should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, including interim periods within that reporting period. Adoption of the ASU did not have an impact on the Company’s current consolidated financial statements.

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

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Marketable Securities

The Company’s marketable securities are all classified as available-for-sale within Current Assets in the Company’s Consolidated Balance Sheets.  FASB has established three levels of inputs that may be used to measure fair value:

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

Marketable securities, as of March 28, 2015 and December 27, 2014, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 28, 2015	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,485	$-	$7,683
Level 2
Municipal bonds	71,057	1,776	(36)	72,797
	$72,255	$8,261	$(36)	$80,480

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 27, 2014	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,683	$-	$7,881
Level 2
Municipal bonds	64,561	1,613	(96)	66,078
	$65,759	$8,296	$(96)	$73,959

Maturities of marketable securities classified as available-for-sale at March 28, 2015, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$4,527	$4,567
Due after one year through five years	47,131	48,344
Due after five years through ten years	19,399	19,886
Equity securities	1,198	7,683
	$72,255	$80,480

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4)  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 27, 2014	$4,829

Other comprehensive income before reclassifications	18
Amounts reclassified from accumulated other comprehensive income	(3)
Net current period other comprehensive income	15
Accumulated other comprehensive income balance as of March 28, 2015	$4,844

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended March 28, 2015 and March 29, 2014.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended
(dollars in thousands)	Location	March 28, 2015	March 29, 2014
Unrealized gains on available-for-sale marketable securities
	Investment income	$6	$41
	Provision for income taxes	(3)	(18)
Total amount reclassified, net of tax		$3	$23

(5) Income Taxes

Cash paid for federal income taxes was $4.5 million and $5.0 million in the first quarter of 2015 and 2014, respectively.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited consolidated financial statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2014, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania.  The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of March 28, 2015, the Company operated 163 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income			Percent Changes
	13 Weeks Ended		2015 vs. 2014
(dollars in thousands except per share amounts)	March 28, 2015	March 29, 2014	13 Weeks Ended
Net sales	$712,426	$687,127	3.7%
Cost of sales, including warehousing and distribution expenses	517,311	500,359	3.4
Gross profit on sales	195,115	186,768	4.5
Gross profit margin	27.4%	27.2%
Operating, general and administratives expenses	175,614	164,465	6.8
O, G & A, percent of net sales	24.7%	23.9%
Income from operations	19,501	22,303	(12.6)
Operating margin	2.7%	3.2%
Investment income	532	753	(29.3)
Investment income, percent of net sales	0.1%	0.1%
Income before provision for income taxes	20,033	23,056	(13.1)
Provision for income taxes	6,924	8,290	(16.5)
Effective tax rate	34.6%	36.0%
Net income	$13,109	$14,766	(11.2)%
Net income, percent of net sales	1.8%	2.1%
Basic and diluted earnings per share	$0.49	$0.55	(10.9)%

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

Total store sales increased 3.7% in the first quarter of 2015 compared to the same period in 2014.  Excluding fuel sales, total store  sales increased 4.8%.

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

Comparable store sales increased 3.4% in the first quarter of 2015 compared to the same quarter in 2014.  Excluding fuel sales, comparable store sales increased 4.7% in first quarter of 2015 compared to the same period in 2014.  The Company attributes the sales increase to its continued investments in lower pricing and disciplined sales building programs.

The Company continues to make progress in a market impacted by a slowly recovering economy.  It attributes the increased sales to its continued investments in lower pricing and disciplined sales building programs.  This includes targeted promotional activity in key regional markets and its Everyday Lower Prices (EDLP) and Lowest Price Guarantee promotional programs. The EDLP program lowered prices on more than 1,000 regularly purchased items.  The Lowest Price Guarantee program offers discounts on four items every week that the Company guarantees to be the lowest compared to local competitors.  Compared to the first quarter of 2014, the Company generated a 1.2% increase in average sales per customer transaction in the first quarter of 2015, while identical customer store visits increased by 2.6%.

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

Comparable center store sales increased 2.2% in the first quarter of 2015  compared to the same quarter in 2014.  Comparable dairy sales increased 4.0% in the first quarter of 2015 as compared to the same quarter in 2014, despite significant milk deflation.  This increase is mainly attributed to strong unit sales throughout the dairy category, primarily related to cheese, butter, eggs and yogurt.  The Company also continues to benefit from the promotion of its dairy products in the EDLP and Lowest Price Guarantee programs.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Comparable fresh sales increased 7.8% in the first quarter compared to the same quarter in 2014.  Comparable meat sales increased 8.7% in the first quarter of 2015 compared to 2014.  The Company continues to build the base business in our meat department through our “Great Meals Start Here” program, which focuses on superior customer service, educating our customers about our quality and our ability to cut fresh meat within the stores. This program coupled with price inflation; more strategic meat advertising; and a focus on freshness, variety and service has contributed to the increase in meat sales.

Comparable pharmacy sales increased 7.7% in the first quarter of 2015 compared to the same period in 2014 and increased 4.7% in the first quarter of 2014 compared to the same quarter in 2013.  The 2015 sales increase was driven by an increased number of filled prescriptions, partially due to the Company’s medication synchronization program and expanded pharmacy hours at some stores. There were also more individuals eligible for healthcare benefits under the Affordable Care Act.  While pharmacy sales experienced significant price inflation in 2014, they were negatively affected in 2013 due to the conversion of brand to generic drugs.

Comparable fuel sales decreased 33.8% in the first quarter of 2015 compared to the same quarter in 2014. The fuel sales decrease is mainly due to decreasing retail fuel prices.  According to the U.S. Department of Energy, the thirteen week average price of gasoline in the Central Atlantic States decreased 30.4% or $1.12 per gallon in the first quarter of 2015 compared to the same quarter in 2014.

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 2.9% compared to an increase of 0.8% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. Despite the fluctuation of retail and wholesale prices, the Company has achieved a gross profit rate of 27.4% and  27.2% in the first quarter 2015 and 2014, respectively.    The increase in gross profit rate was driven by a shift in our sales mix from fuel to grocery sales which carry a higher profit margin.

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies.  As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores decreased 0.07% in the first quarter of 2015 compared to the first quarter of 2014.  Although the Company experienced a decrease in these costs, the decline was minimized due to higher fuel usage resulting from more store deliveries to meet the higher sales demand.  According to the U.S. Department of Energy, the thirteen week average diesel fuel price for the Central Atlantic States in the first quarter of 2015 was $3.20 per gallon compared to $4.23 per gallon in the same period in 2014, for an average decrease of $1.03 per gallon. Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain fairly steady through the second quarter of 2015.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  Employee-related costs increased $7.7 million or 7.9% in the first quarter of 2015 compared to the same quarter last year.  As a percent of sales, employee-related costs increased 0.6% in the first quarter of 2015 compared to the same period in 2014.  The Company’s self-insured health care benefit expenses increased $3.1 million or 94.9% in the first quarter of 2015 compared to the same quarter last year.  This variance is mainly attributed to higher dollar value self-insured healthcare claims and an increase in the prescription plan costs.  The Company remains concerned about the impact that The Patient Protection and Affordable Care Act will have on its future operating expenses.  As a percent of sales, direct store labor decreased 0.3%  compared to the first quarter of 2014.

Depreciation and amortization expense was $17.3 million, or 2.4% of net sales for the first quarter of 2015 compared to $16.1 million, or 2.3% of net sales for the first quarter of 2014.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

The Company recognized a pre-tax gain of $1.7 million in the first quarter of 2014 from the sale of a property.    The Company did not sell any properties in the first quarter of 2015.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company’s stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.  Due to these efforts, the Company’s utility expense decreased $743,000 or 6.5% in the first quarter of 2015 compared to the  first quarter 2014.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Investment Income
The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities, as well as the Company’s SERP investment, which is comprised of mutual funds that are maintained within the Company’s non-qualified supplemental executive retirement plan and the non-qualified pharmacist deferred compensation plan.  The Company classifies all of its municipal bonds and equity securities as available-for-sale.  Investment income declined $221,000 for the first quarter of 2015 as compared to the same period in 2014.  This decrease is primarily attributed to the Company receiving a  stock dividend in the first quarter of 2014 which was not repeated in the first quarter of 2015.

Provision for Income Taxes
The effective income tax rate was 34.6% and 36.0% for the first quarter of 2015 and 2014, respectively.  The decline is due to a discrete item for state depreciation deferred tax assets recognized in the first quarter of 2015 that did not occur in the first quarter of 2014.    Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.  Currently, the effect of state taxes, net of permanent differences, is not materially impacting the effective income tax rate.

Liquidity and Capital Resources

During the first quarter of 2015, the Company generated $31.0 million in cash flows from operating activities compared to $34.2 million for the same period in 2014.  Cash flows from operating activities were impacted as a result of a $3.1 million and $9.8 million decrease in inventories in 2015 and 2014, respectively.  In the second quarter of 2013, management implemented new inventory control buying procedures that increased distribution center efficiencies to help reduce inventory and improve product freshness.  Since the beginning of the fiscal year, working capital increased 0.2%  and 0.9% in the first quarter of 2015 and 2014, respectively.

Net cash used in investing activities was $28.8 million compared to $17.2 million in the first quarter of 2015 and 2014, respectively.  These funds were used primarily to purchase marketable securities and property and equipment in the quarters presented.  The Company’s net marketable securities transactions resulted in the purchase of $6.7 million and $497,000 in the first quarter of 2015 and 2014, respectively.  Property and equipment purchases during the first quarter of 2015 totaled $20.6 million compared to $17.9 million in the first quarter of 2014.  The increase was partially attributed to the Company purchasing one of its previously leased store locations for $8.7 million.  As a percentage of sales, capital expenditures were 2.9% and 2.6% in the first quarter of 2015 and 2014, respectively.

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

Net cash used in financing activities was $8.1 million in the first quarter of 2015 and 2014, which solely consisted of dividend payments to shareholders.  At March 28, 2015, the Company had a $30 million line of credit, of which $19.9 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.  Management is currently considering a credit facility to fund future financing activities.

Total cash dividend payments on common stock, on a per share basis, amounted to $.30 in the first quarter of 2015 and 2014.  At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on May 18, 2015 to shareholders of record on May 4, 2015.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

The Company has no other commitment of capital resources as of March 28, 2015, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2029. The Company anticipates funding its working capital requirements and its $91.8 million 2015 capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

Critical Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2014 Annual Report on  Form 10-K.  There have been no changes to the Critical Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended March 28, 2015.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 27, 2014 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 27, 2014 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 28, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 28, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 05/01/2015	S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 05/01/2015	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)