Form 10-Q
period 2015-06-27
WEIS MARKETS INC
filed 2015-08-04
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2015
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

As of August 4, 2015, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

	June 27, 2015	December 27, 2014
(dollars in thousands)	(unaudited)
Assets
Current:
Cash and cash equivalents	$23,878	$22,986
Marketable securities	79,637	73,959
SERP investment	10,509	9,121
Accounts receivable, net	69,109	70,642
Inventories	230,961	239,641
Prepaid expenses and other current assets	14,705	17,432
Income taxes recoverable	-	612
Total current assets	428,799	434,393
Property and equipment, net	717,915	716,860
Goodwill	35,162	35,162
Intangible and other assets, net	6,055	4,704
Total assets	$1,187,931	$1,191,119

Liabilities
Current:
Accounts payable	$133,366	$144,812
Accrued expenses	32,777	34,590
Accrued self-insurance	18,830	18,695
Deferred revenue, net	4,193	6,720
Income taxes payable	6,836	-
Deferred income taxes	7,318	5,800
Total current liabilities	203,320	210,617
Postretirement benefit obligations	16,326	18,672
Deferred income taxes	91,686	100,756
Other	5,484	3,242
Total liabilities	316,816	333,287
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,007,311	993,911
Accumulated other comprehensive income
(Net of deferred taxes of $3,288 in 2015 and $3,371 in 2014)	4,712	4,829
	1,021,972	1,008,689
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	871,115	857,832
Total liabilities and shareholders’ equity	$1,187,931	$1,191,119

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands, except shares and per share amounts)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$718,380	$691,875	$1,430,806	$1,379,002
Cost of sales, including warehousing and distribution expenses	519,461	504,151	1,036,772	1,004,560
Gross profit on sales	198,919	187,724	394,034	374,442
Operating, general and administrative expenses	173,717	168,286	349,331	332,701
Income from operations	25,202	19,438	44,703	41,741
Investment income	585	656	1,117	1,409
Income before provision for income taxes	25,787	20,094	45,820	43,150
Provision for income taxes	9,357	7,296	16,281	15,586
Net income	$16,430	$12,798	$29,539	$27,564

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.60	$0.60
Basic and diluted earnings per share	$0.61	$0.48	$1.10	$1.02

See accompanying notes to consolidated financial statements

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income	$16,430	$12,798	$29,539	$27,564
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $88 and $162, respectively for the 13 Weeks Ended and $76 and $819, respectively for the 26 Weeks Ended)	(127)	235	(109)	1,168
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $4 and $2, respectively for the 13 Weeks Ended and $7 and $20, respectively for the 26 Weeks Ended)	(5)	(3)	(8)	(26)
Other comprehensive income (loss), net of tax	(132)	232	(117)	1,142
Comprehensive income, net of tax	$16,298	$13,030	$29,422	$28,706

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(dollars in thousands)	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income	$29,539	$27,564
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	30,622	28,409
Amortization	4,140	3,886
Gain on disposition of fixed assets	(271)	(1,807)
Gain on sale of marketable securities	(15)	(46)
Deferred income taxes	(7,469)	(3,887)
Changes in operating assets and liabilities:
Inventories	8,680	21,521
Accounts receivable and prepaid expenses	4,314	(8,840)
Income taxes recoverable	612	-
Accounts payable and other liabilities	(13,512)	(11,246)
Income taxes payable	6,836	(45)
Other	442	214
Net cash provided by operating activities	63,918	55,723
Cash flows from investing activities:
Purchase of property and equipment	(38,979)	(35,806)
Proceeds from the sale of property and equipment	1,285	2,158
Purchase of marketable securities	(13,512)	(3,213)
Proceeds from maturities of marketable securities	600	1,750
Proceeds from the sale of marketable securities	6,553	1,216
Purchase of intangible assets	(1,446)	(412)
Change in SERP investment	(1,388)	(1,516)
Net cash used in investing activities	(46,887)	(35,823)
Cash flows from financing activities:
Dividends paid	(16,139)	(16,139)
Net cash used in financing activities	(16,139)	(16,139)
Net increase in cash and cash equivalents	892	3,761
Cash and cash equivalents at beginning of year	22,986	17,965
Cash and cash equivalents at end of period	$23,878	$21,726

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

(2) Current Relevant Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. It also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation.  The standard should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, including interim periods within that reporting period. Adoption of the ASU did not have an impact on the Company’s 2015 consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition.  ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In July 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330):  Simplifying the Measurement of Inventory.  ASU 2015-11 amends guidance on the measurement of inventory from lower of cost or market to net realizable value.  The amendment applies to all inventory other than those measured by Last-In-First-Out (LIFO) and the Retail Inventory Method (RIM).  The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted.  Adoption of the new ASU will not have an impact on the Company’s consolidated financial statements.

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

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment advisory firm(s) which include various third party pricing services.  These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value.  In addition, the Company engages an independent firm to value a sample of the Company’s municipal bond holdings annually in order to validate the investment’s assigned fair value.

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment Income” on the Company’s Consolidated Statements of Income.

Marketable securities, as of June  27, 2015 and December 27, 2014, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 27, 2015	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,994	$-	$8,192
Level 2
Municipal bonds	70,439	1,233	(227)	71,445
	$71,637	$8,227	$(227)	$79,637

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 27, 2014	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,683	$-	$7,881
Level 2
Municipal bonds	64,561	1,613	(96)	66,078
	$65,759	$8,296	$(96)	$73,959

Maturities of marketable securities classified as available-for-sale at June 27, 2015, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$5,675	$5,707
Due after one year through five years	45,173	46,133
Due after five years through ten years	19,591	19,605
Equity securities	1,198	8,192
	$71,637	$79,637

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4)  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 27, 2014	$4,829

Other comprehensive loss before reclassifications	(109)
Amounts reclassified from accumulated other comprehensive income	(8)
Net current period other comprehensive loss	(117)
Accumulated other comprehensive income balance as of June 27, 2015	$4,712

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended June 27, 2015 and June 28, 2014.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	Location	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Unrealized gains on available-for-sale marketable securities
	Investment income	$9	$5	$15	$46
	Provision for income taxes	(4)	(2)	(7)	(20)
Total amount reclassified, net of tax		$5	$3	$8	$26

(5) Income Taxes

Cash paid for federal income taxes was $15.5 million and $18.0 million in the first half of 2015 and 2014, respectively.

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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania.  The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of June 27, 2015, the Company operated 163 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income					Percent Changes
	13 Weeks Ended		26 Weeks Ended		2015 vs. 2014
(dollars in thousands except per share amounts)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014	13 Weeks Ended	26 Weeks Ended
Net sales	$718,380	$691,875	$1,430,806	$1,379,002	3.8%	3.8%
Cost of sales, including warehousing and distribution expenses	519,461	504,151	1,036,772	1,004,560	3.0	3.2
Gross profit on sales	198,919	187,724	394,034	374,442	6.0	5.2
Gross profit margin	27.7%	27.1%	27.5%	27.2%
Operating, general and administratives expenses	173,717	168,286	349,331	332,701	3.2	5.0
O, G & A, percent of net sales	24.2%	24.3%	24.4%	24.1%
Income from operations	25,202	19,438	44,703	41,741	29.7	7.1
Operating margin	3.5%	2.8%	3.1%	3.0%
Investment income	585	656	1,117	1,409	(10.8)	(20.7)
Investment income, percent of net sales	0.1%	0.1%	0.1%	0.1%
Income before provision for income taxes	25,787	20,094	45,820	43,150	28.3	6.2
Provision for income taxes	9,357	7,296	16,281	15,586	28.2	4.5
Effective tax rate	36.3%	36.3%	35.5%	36.1%
Net income	$16,430	$12,798	$29,539	$27,564	28.4%	7.2%
Net income, percent of net sales	2.3%	1.8%	2.1%	2.0%
Basic and diluted earnings per share	$0.61	$0.48	$1.10	$1.02	27.1%	7.8%

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

Total store sales increased 3.9%  in the second quarter of 2015, compared to the same period in 2014.  Excluding fuel sales, total store sales increased 4.5%.  The Company’s year-to-date total store sales increased 3.8% compared to the first twenty-six weeks of 2014.  Excluding fuel sales, the Company’s year-to-date total store sales increased 4.6% compared to the first twenty-six weeks of 2014.

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

Comparable store sales increased 4.3% in the second quarter of 2015 compared to the same quarter in 2014.  Excluding fuel sales, comparable store sales increased 5.1% in second quarter of 2015 compared to the same period in 2014.  The Company’s year-to-date comparable store sales increased 3.8% compared the the first twenty-six weeks of 2014.  Excluding fuel sales, comparable store sales increased 4.9% compared to the first twenty-six weeks of 2014.

The Company attributes the increased sales to its continued investments in lower pricing and disciplined sales building programs.  This includes targeted promotional activity in key regional markets and its Everyday Lower Prices (“EDLP”) and Lowest Price Guarantee promotional programs. The EDLP program lowered prices on more than 1,000 regularly purchased items.  The Lowest Price Guarantee program offers discounts on four items every week that the Company guarantees to be the lowest compared to local competitors.  Compared to the second quarter of 2014, the Company generated a 0.1% increase in average sales per customer transaction in the second quarter of 2015, while identical customer store visits increased by 4.5%.  The Company’s year-to-date average sales per customer transaction increased 0.6%, while the number of identical customer store visits increased 3.6% compared to 2014.

The Company’s results also benefited from increased store level and supply chain efficiencies and an improved customer experience.  In addition, the Company’s Gold Card program, an extension of its existing Preferred Club Shopper program, continues to target the Company’s best shoppers with personalized offers and strong values to help them save money.  The Company also continues to offer its "Gas Rewards" program in most markets.  The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases.  Customers can redeem these gas discounts at Sheetz convenience stores, located in most of the Company's markets, at Manley's Mighty Mart Valero locations, in the Binghamton, NY market or at any of the twenty-nine Weis Gas-n-Go locations.

Comparable center store sales increased 3.0% in the second quarter of 2015 and 2.6% year-to-date, compared to the same periods in 2014.  Comparable fresh sales increased 7.1% and 7.4% in the second quarter and first twenty-six weeks of 2015, respectively, compared to the same periods in 2014.

Comparable meat sales increased 6.2% and 7.4% in the second quarter and first twenty-six weeks of 2015, respectively, compared to the same periods in 2014. In the second quarter, the company continued to build the meat department’s base business through aggressive ads, expanded variety through new programs and focusing on superior customer service at store level through its “Great Meals Start Here” program.  This coupled with retail price inflation, a continued focus on freshness and variety and the ability to still cut fresh meat within the stores has contributed to the increase in meat sales.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Comparable produce sales increased 7.2% and 6.6% in the second quarter and first twenty-six weeks of 2015, respectively, compared to the same periods in 2014.  The 2015 produce sales increase is attributed to an aggressive advertising and merchandising campaign; larger crops vs. estimates, resulting in lower average retails but increased unit sales particularly in fruits and vegetables; and an increased variety in key categories.  Additionally, the sales growth in the produce department is associated with store remodeling projects, associate training classes and improved execution at the store level.

Comparable pharmacy sales increased 6.6% and 7.1% in the second quarter and first twenty-six weeks of 2015, respectively, compared to the same periods in 2014.  The pharmacy sales increase was driven by an increased number of filled prescriptions, partially due to increased acceptance of preferred third-party insurance plans as well as expanded pharmacy hours at some stores.

Comparable fuel sales decreased 24.1% and 28.8% in the second quarter and first twenty-six weeks of 2015, respectively, compared to the same periods in 2014. The fuel sales decrease is due to the drop in retail fuel prices.  According to the U.S. Department of Energy, the thirteen week average price of gasoline in the Central Atlantic States decreased 26.8% or $1.03 per gallon in the second quarter of 2015, compared to the same quarter in 2014.  Year-to-date, the average price of gasoline in the Central Atlantic States decreased 28.6% or $1.07 per gallon, compared to the first half of 2014.

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 2.5% compared to an increase of 1.2% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  Despite the fluctuation of retail and wholesale prices in 2015, the Company has achieved a gross profit rate of 27.7% and 27.5% for the quarter and year-to-date, respectively, compared to a gross profit rate of 27.1% and 27.2% for the quarter and year-to-date, respectively, in 2014. The increase in gross profit rate was driven by a shift in our sales mix from fuel to grocery sales which carry a higher profit margin.

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies. As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores decreased 0.1% in the second quarter and first twenty-six weeks of 2015, respectively, compared to the same periods in 2014.  Although the Company experienced a decrease in these costs, the decline in expense was minimized due to higher fuel usage resulting from more store deliveries to meet the higher sales demand.  According to the U.S. Department of Energy, the thirteen week average diesel fuel price for the Central Atlantic States in the second quarter of 2015 was $3.13 per gallon compared to $4.15 per gallon in the same period in 2014 for an average decrease of $1.02 per gallon.  The 2015 twenty-six week average diesel fuel price for the Central Atlantic States was $3.16 per gallon compared to $4.19 per gallon in the same period of 2014 for an average decrease of $1.03 per gallon.  Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain fairly steady through the third quarter of 2015.

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

The Company may not be able to recover rising expenses through increased prices charged to its customers.  A majority of our associates were paid hourly rates related to federal and state minimum wage laws.  As of August 2, 2015, the Company’s base hourly rate for associates was increased to $9 per hour in order to attract and retain talented associates with a goal of delivering best-in-class customer service.  The Company has decided to not increase prices to  offset this hourly wage rate increase.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  Employee related costs increased $4.4 million or 4.3% and $12.1 million or 6.1% in the second quarter and the first half of 2015, respectively, compared to the same periods in 2014.  As a percent of sales, employee related costs increased 0.1% in the second quarter and 0.3% year-to-date compared to the same periods in 2014. The Company’s self-insured health care benefit expenses decreased $509,000 or 8.7% in the second quarter, but increased $2.6 million or 28.7% in the first half of 2015, compared to the same periods in 2014. The year-to-date variance is mainly attributed to higher dollar value self-insured healthcare claims and an increase in the prescription plan costs.  The Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.  There will be approximately an 18% increase in full time employees based on the new ACA requirements, which is currently estimated to be a $1.6 million increase in costs.  As a percent of sales, direct store labor decreased 0.1% in the second quarter and 0.2%  in the first half of 2015 compared to the same periods in 2014.

Depreciation and amortization expense was $17.5 million, or 2.4% of net sales for the second quarter of 2015, compared to $16.2 million, or 2.3% of net sales for the second quarter of 2014.  Depreciation and amortzation expense was $34.8 million, or 2.4% of net sales for the first half of 2015, compared to $32.3 million or 2.3% of net sales for the first half of 2014.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

The Company recognized a pre-tax gain of $441 thousand and $1.7 million in the first half of 2015 and 2014, respectively, from the sale of a property in each year.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company’s stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.  Due to these efforts, the Company’s utility expense decreased $193,000 or 2.0% and $936,000 or 4.4% in the second quarter and first half of 2015, respectively, compared to the same periods in 2014.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Investment Income
The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities, as well as the Company’s SERP investment, which is comprised of mutual funds that are maintained within the Company’s non-qualified supplemental executive retirement plan and the non-qualified pharmacist deferred compensation plan.  The Company classifies all of its municipal bonds and equity securities as available-for-sale.  Investment income declined $71,000 for the second quarter and $292,000 for the first half of 2015, compared to the same periods in 2014.  The year-to-date decrease is primarily attributed to the Company receiving a stock dividend in the first quarter of 2014 which was not repeated in the first quarter of 2015.

Provision for Income Taxes
The effective income tax rate was 35.5%  in the first half of 2015 compared to 36.1% in the first half of 2014.  The decline is due to a discrete item for state depreciation deferred tax assets recognized in the first quarter of 2015 that did not occur in the first quarter of 2014.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.  Currently, the effect of state taxes, net of permanent differences, is not materially impacting the effective income tax rate.

Liquidity and Capital Resources

During the first twenty-six weeks of 2015, the Company generated $63.9 million in cash flows from operating activities compared to $55.7 million for the same period in 2014.  Cash flows from operating activities were impacted as a result of an  $8.7 million and $21.5 million decrease in inventories in 2015 and 2014, respectively.  In the second quarter of 2013, management implemented new inventory control buying procedures that increased distribution center efficiencies to help reduce inventory and improve product freshness.  Working capital increased 0.8% in the first half of 2015 compared to an increase of 2.8% in the first half of 2014.

Net cash used in investing activities was $46.9 million compared to $35.8 million in the first half of 2015 and 2014, respectively.  These funds were used primarily to purchase marketable securities and property and equipment in the first 26 weeks of the years presented.  The Company’s net marketable securities transactions resulted in the purchase of $6.4 million and $247,000 in the first half of 2015 and 2014, respectively.  Property and equipment purchases during the first half of 2015 totaled $39.0 million compared to $35.8 million in the first half of 2014.  The increase was partially attributed to the Company purchasing one of its previously leased store locations for $8.7 million.  As a percentage of sales, capital expenditures were 2.7% and 2.6% in the first half of 2015 and 2014, respectively.

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

Net cash used in financing activities was $16.1 million in the first half of 2015 and 2014, which solely consisted of dividend payments to shareholders.  At June 27, 2015, the Company had a $30 million line of credit, of which $18.1 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.  The Company has a $50 million short-term credit facility agreement to fund future financing activities.

Total cash dividend payments on common stock, on a per share basis, amounted to $.60 in the first half of 2015 and 2014.  At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on August 3, 2015 to shareholders of record on July 20, 2015.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

The Company has no other commitment of capital resources as of June 27, 2015, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2029. The Company anticipates funding its working capital requirements and its $91.8 million 2015 capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 27, 2015.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 27, 2014 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 27, 2014 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended June 27, 2015.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 27, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 08/04/2015	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 08/04/2015	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)