Form 10-Q
period 2015-09-26
WEIS MARKETS INC
filed 2016-02-16
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to_________
Commission File Number 1-5039

WEIS MARKETS, INC.
(Exact name of registrant as specified in its charter)

`

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

As of February 16, 2016, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

	September 26, 2015	December 27, 2014
(dollars in thousands)	(unaudited)
Assets
Current:
Cash and cash equivalents	$15,852	$22,986
Marketable securities	89,748	73,959
SERP investment	9,862	9,121
Accounts receivable, net	67,077	70,642
Inventories	231,158	239,641
Prepaid expenses and other current assets	19,088	17,432
Income taxes recoverable	-	612
Total current assets	432,785	434,393
Property and equipment, net	728,456	716,860
Goodwill	35,162	35,162
Intangible and other assets, net	6,447	4,704
Total assets	$1,202,850	$1,191,119

Liabilities
Current:
Accounts payable	$141,691	$144,812
Accrued expenses	35,983	34,590
Accrued self-insurance	17,676	18,676
Deferred revenue, net	4,276	6,720
Income taxes payable	3,314	-
Deferred income taxes	6,584	5,816
Total current liabilities	209,524	210,614
Postretirement benefit obligations	15,808	18,672
Accrued self-insurance	22,364	22,364
Deferred income taxes	85,517	91,464
Other	6,687	3,242
Total liabilities	339,900	346,356
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	999,387	980,842
Accumulated other comprehensive income
(Net of deferred taxes of $3,121 in 2015 and $3,371 in 2014)	4,471	4,829
	1,013,807	995,620
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	862,950	844,763
Total liabilities and shareholders’ equity	$1,202,850	$1,191,119

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands, except shares and per share amounts)	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014
Net sales	$711,879	$683,893	$2,142,685	$2,062,894
Cost of sales, including warehousing and distribution expenses	517,732	498,216	1,554,504	1,502,776
Gross profit on sales	194,147	185,677	588,181	560,118
Operating, general and administrative expenses	174,566	166,067	523,170	499,435
Income from operations	19,581	19,610	65,011	60,683
Investment income (loss)	(422)	357	695	1,766
Income before provision for income taxes	19,159	19,967	65,706	62,449
Provision for income taxes	6,371	6,456	22,952	21,767
Net income	$12,788	$13,511	$42,754	$40,682

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.90	$0.90
Basic and diluted earnings per share	$0.48	$0.50	$1.59	$1.51

See accompanying notes to consolidated financial statements

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Sept. 26, 2015	Sept 27, 2014	Sept. 26, 2015	Sept. 27, 2014
Net income	$12,788	$13,511	$42,754	$40,682
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $168 and $5, respectively for the 13 Weeks Ended and $243 and $824, respectively for the 39 Weeks Ended)	(241)	14	(350)	1,182
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $7 and $21, respectively for the 39 Weeks Ended)	-	-	(8)	(26)
Other comprehensive income (loss), net of tax	(241)	14	(358)	1,156
Comprehensive income, net of tax	$12,547	$13,525	$42,396	$41,838

See accompanying notes to consolidated financial statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(dollars in thousands)	Sept. 26, 2015	Sept. 27, 2014
Cash flows from operating activities:
Net income	$42,754	$40,682
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	45,942	43,763
Amortization	6,145	5,737
Gain on disposition of fixed assets	(26)	(2,531)
Gain on sale of marketable securities	(15)	(46)
Deferred income taxes	(4,929)	(42)
Changes in operating assets and liabilities:
Inventories	8,483	20,720
Accounts receivable and prepaid expenses	1,969	(9,113)
Income taxes recoverable	612	-
Accounts payable and other liabilities	(4,533)	(6,522)
Income taxes payable	3,314	(1,095)
Other	824	117
Net cash provided by operating activities	100,540	91,670
Cash flows from investing activities:
Purchase of property and equipment	(64,874)	(58,027)
Proceeds from the sale of property and equipment	1,302	3,288
Purchase of marketable securities	(26,184)	(8,138)
Proceeds from maturities of marketable securities	1,851	2,250
Proceeds from the sale of marketable securities	7,067	1,651
Purchase of intangible assets	(1,886)	(1,125)
Change in SERP investment	(741)	(81)
Net cash used in investing activities	(83,465)	(60,182)
Cash flows from financing activities:
Dividends paid	(24,209)	(24,209)
Net cash used in financing activities	(24,209)	(24,209)
Net (decrease) increase in cash and cash equivalents	(7,134)	7,279
Cash and cash equivalents at beginning of year	22,986	17,965
Cash and cash equivalents at end of period	$15,852	$25,244

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition.  ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires that any effect on earnings due to depreciation, amortization or other income effects, due to a change to the provisional amounts be recorded in the current period’s financial statements as if the accounting had been completed at the acquisition date.  The portion of the amount recorded in the current-period earnings, which would have been recorded in the previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, must be presented separately on the face of the income statement or disclosed in the notes to the financial statements by line item.  The amendment is effective for the fiscal year beginning after December 15, 2015. The amendments are to be applied prospectively to any adjustments occurring after the effective date. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Investments

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment income (loss)” on the Company’s Consolidated Statements of Income.

Marketable securities, as of September  26, 2015 and December 27, 2014, consisted of:

(dollars in thousands) September 26, 2015	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,207	$-	$7,405
Level 2
Municipal bonds	80,959	1,448	(64)	82,343
	$82,157	$7,655	$(64)	$89,748

(dollars in thousands) December 27, 2014	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,683	$-	$7,881
Level 2
Municipal bonds	64,561	1,613	(96)	66,078
	$65,759	$8,296	$(96)	$73,959

Maturities of marketable securities classified as available-for-sale at September  26, 2015, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$6,455	$6,514
Due after one year through five years	53,775	54,803
Due after five years through ten years	20,729	21,026
Equity securities	1,198	7,405
	$82,157	$89,748

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Investments (continued)

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates which allows them to defer income to future periods.  Participants in the plans earn a return on their deferrals based on mutual fund investments.  The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans.   Such investments are reported on the balance sheet as SERP investments, are classified as trading securities and are carried at fair value using Level 1 inputs with gains and losses included in investment income.  The changes in the underlying liability to the employee are recorded in operating expenses.

(4)  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 27, 2014	$4,829

Other comprehensive loss before reclassifications	(350)
Amounts reclassified from accumulated other comprehensive income	(8)
Net current period other comprehensive loss	(358)
Accumulated other comprehensive income balance as of September 26, 2015	$4,471

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended September  26, 2015 and September  27, 2014.

		Gains (Losses) Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Location	Sept. 26, 2015	Sept. 27, 2014	Sept. 26, 2015	Sept. 27, 2014
Unrealized gains on available-for-sale marketable securities
	Investment income	$-	$-	$15	$47
	Provision for income taxes	-	-	(7)	(21)
Total amount reclassified, net of tax		$-	$-	$8	$26

(5) Income Taxes

Cash paid for federal income taxes was $21.5 million and $20.5 million in the first thirty-nine weeks of 2015 and 2014, respectively.

(6) Acquisition

The Company paid $7.9 million for the property and equipment related to the purchase of a store in Hanover, Pennsylvania on August 31, 2015 from C&S Wholesale Grocers.  The purchase price was allocated between tangible and related intangible assets in accordance with our accounting policies for business combinations. No  goodwill was recognized.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Self-Insurance

While researching alternative methods to calculate retained claim liability for the Company’s self-insured workers compensation and general liability insurance programs, we discovered errors in the application of actuarial methods used to estimate the obligation of future payments resulting from claims due to past events.  These errors primarily related to the Company’s selection of loss development factors and the application of such factors to the population of claims.  The impact of these prior period misstatements to our consolidated financial statements resulted in the understatement of workers compensation and general liability expense with a corresponding understatement of self-insurance liabilities over multiple fiscal periods through June 27, 2015.

In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction of the period-specific effects of the change, if material.  Based on our evaluation of the relevant quantitative and qualitative factors, we determined the identified corrections are immaterial to the Company’s individual prior period consolidated financial statements, however, the cumulative correction of the prior period errors would be material to our current year Consolidated Statements of Income.  Consequently, we have restated certain prior period amounts to correct these errors. Additionally, we have restated our retained earnings as of January 1, 2012 in the amount of $14.2 million.

The tables below summarize the effect of the restatement of previously reported consolidated financial statements for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, the thirteen and thirty-nine weeks ended September 27, 2014, the thirteen and twenty-six weeks ended June 27, 2015 and June 28, 2014, and the thirteen weeks ended March 28, 2015 and March 29, 2014.

	As of June 27, 2015
	As Previously
Consolidated Balance Sheets (dollars in thousands)	Reported	Adjustment	As Restated
Accrued self-insurance	$18,830	$(746)	$18,084
Deferred income taxes	7,318	315	7,633
Total current liabilities	203,320	(431)	202,889
Accrued self-insurance	-	22,364	22,364
Deferred income taxes	91,686	(9,292)	82,394
Total liabilities	316,816	12,641	329,457

Retained earnings	1,007,311	(12,641)	994,670
Total shareholders' equity	871,115	(12,641)	858,474
Total liabilities and shareholders' equity	$1,187,931	$-	$1,187,931

	As of March 28, 2015
	As Previously
Consolidated Balance Sheets (dollars in thousands)	Reported	Adjustment	As Restated
Accrued self-insurance	$19,597	$(382)	$19,215
Deferred income taxes	5,235	165	5,400
Total current liabilities	203,320	(217)	203,103
Accrued self-insurance	-	22,364	22,364
Deferred income taxes	97,451	(9,292)	88,159
Total liabilities	324,377	12,855	337,232

Retained earnings	998,950	(12,855)	986,095
Total shareholders' equity	862,886	(12,855)	850,031
Total liabilities and shareholders' equity	$1,187,263	$-	$1,187,263

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Self-Insurance (continued)

	As of December 27, 2014
	As Previously
Consolidated Balance Sheets (dollars in thousands)	Reported	Adjustment	As Restated
Accrued self-insurance	$18,695	$(19)	$18,676
Deferred income taxes	5,800	16	5,816
Total current liabilities	210,617	(3)	210,614
Accrued self-insurance	-	22,364	22,364
Deferred income taxes	100,756	(9,292)	91,464
Total liabilities	333,287	13,069	346,356

Retained earnings	993,911	(13,069)	980,842
Total shareholders' equity	857,832	(13,069)	844,763
Total liabilities and shareholders' equity	$1,191,119	$-	$1,191,119

	As of December 28, 2013
	As Previously
Consolidated Balance Sheets (dollars in thousands)	Reported	Adjustment	As Restated
Accrued self-insurance	$19,333	$(2,873)	$16,460
Deferred income taxes	4,219	1,191	5,410
Total current liabilities	193,220	(1,682)	191,538
Accrued self-insurance	-	23,882	23,882
Deferred income taxes	97,934	(9,917)	88,017
Total liabilities	314,189	12,283	326,472

Retained earnings	971,022	(12,283)	958,739
Total shareholders' equity	834,053	(12,283)	821,770
Total liabilities and shareholders' equity	$1,148,242	$-	$1,148,242

	13 Weeks Ended
Consolidated Statements of Income	June 27, 2015			June 28, 2014
(dollars in thousands,	As Previously			As Previously
except per share amounts)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Operating, general and administrative expenses	$173,717	$(364)	$173,353	$168,286	$334	$168,620
Income from operations	25,202	364	25,566	19,438	(334)	19,104
Income before provision for income taxes	25,787	364	26,151	20,094	(334)	19,760
Provision for income taxes	9,357	150	9,507	7,296	(138)	7,158
Net income	$16,430	$214	$16,644	$12,798	$(196)	$12,602
Basic and diluted earnings per share	$0.61	$0.01	$0.62	$0.48	$(0.01)	$0.47

	26 Weeks Ended
Consolidated Statements of Income	June 27, 2015			June 28, 2014
(dollars in thousands,	As Previously			As Previously
except per share amounts)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Operating, general and administrative expenses	$349,331	$(728)	$348,603	$332,701	$668	$333,369
Income from operations	44,703	728	45,431	41,741	(668)	41,073
Income before provision for income taxes	45,820	728	46,548	43,150	(668)	42,482
Provision for income taxes	16,281	300	16,581	15,586	(275)	15,311
Net income	$29,539	$428	$29,967	$27,564	$(393)	$27,171
Basic and diluted earnings per share	$1.10	$0.02	$1.12	$1.02	$(0.01)	$1.01

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Self-Insurance (continued)

	13 Weeks Ended
Consolidated Statements of Income	March 28, 2015			March 29, 2014
(dollars in thousands,	As Previously			As Previously
except per share amounts)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Operating, general and administrative expenses	$175,614	$(364)	$175,250	$164,465	$334	$164,799
Income from operations	19,501	364	19,865	22,303	(334)	21,969
Income before provision for income taxes	20,033	364	20,397	23,056	(334)	22,722
Provision for income taxes	6,924	150	7,074	8,290	(138)	8,152
Net income	$13,109	$214	$13,323	$14,766	$(196)	$14,570
Basic and diluted earnings per share	$0.49	$0.01	$0.50	$0.55	$(0.01)	$0.54

	13 Weeks Ended			39 Weeks Ended
Consolidated Statements of Income	September 27, 2014			September 27, 2014
(dollars in thousands,	As Previously			As Previously
except per share amounts)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Operating, general and administrative expenses	$165,733	$334	$166,067	$498,433	$1,002	$499,435
Income from operations	19,944	(334)	19,610	61,685	(1,002)	60,683
Income before provision for income taxes	20,301	(334)	19,967	63,451	(1,002)	62,449
Provision for income taxes	6,594	(138)	6,456	22,180	(413)	21,767
Net income	$13,707	$(196)	$13,511	$41,271	$(589)	$40,682
Basic and diluted earnings per share	$0.51	$(0.01)	$0.50	$1.53	$(0.02)	$1.51

	For the year ended December 27, 2014
Consolidated Statements of Income	As Previously
(dollars in thousands, except per share amounts)	Reported	Adjustment	As Restated
Operating, general and administrative expenses	$670,251	$1,336	$671,587
Income from operations	82,711	(1,336)	81,375
Income before provision for income taxes	84,998	(1,336)	83,662
Provision for income taxes	29,831	(550)	29,281
Net income	$55,167	$(786)	$54,381
Basic and diluted earnings per share	$2.05	$(0.03)	$2.02

	For the year ended December 28, 2013
Consolidated Statements of Income	As Previously
(dollars in thousands, except per share amounts)	Reported	Adjustment	As Restated
Operating, general and administrative expenses	$634,286	$(2,490)	$631,796
Income from operations	111,182	2,490	113,672
Income before provision for income taxes	115,866	2,490	118,356
Provision for income taxes	44,145	1,025	45,170
Net income	$71,721	$1,465	$73,186
Basic and diluted earnings per share	$2.67	$0.05	$2.72

	For the year ended December 29, 2012
Consolidated Statements of Income	As Previously
(dollars in thousands, except per share amounts)	Reported	Adjustment	As Restated
Operating, general and administrative expenses	$615,521	$(661)	$614,860
Income from operations	127,032	661	127,693
Income before provision for income taxes	130,914	661	131,575
Provision for income taxes	48,403	272	48,675
Net income	$82,511	$389	$82,900
Basic and diluted earnings per share	$3.07	$0.01	$3.08

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Self-Insurance (continued)

	13 Weeks Ended
	March 28, 2015			March 29, 2014
Consolidated Statements of Cash Flows	As Previously			As Previously
(dollars in thousands)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$13,109	$214	$13,323	$14,766	$(196)	$14,570
Deferred income taxes	(3,880)	150	(3,730)	(1,308)	(138)	(1,446)
Accounts payable and other liabilities	(9,666)	(364)	(10,030)	(1,298)	334	(964)
Net cash provided by operating activities	$31,026	$-	$31,026	$34,192	$-	$34,192

	26 Weeks Ended
	June 27, 2015			June 28, 2014
Consolidated Statements of Cash Flows	As Previously			As Previously
(dollars in thousands)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$29,539	$428	$29,967	$27,564	$(393)	$27,171
Deferred income taxes	(7,469)	300	(7,169)	(3,887)	(275)	(4,162)
Accounts payable and other liabilities	(13,512)	(728)	(14,240)	(11,246)	668	(10,578)
Net cash provided by operating activities	$63,918	$-	$63,918	$55,723	$-	$55,723

	39 Weeks Ended
	September 27, 2014
Consolidated Statement of Cash Flows	As Previously
(dollars in thousands)	Reported	Adjustment	As Restated
Net income	$41,271	$(589)	$40,682
Deferred income taxes	371	(413)	(42)
Accounts payable and other liabilities	(7,524)	1,002	(6,522)
Net cash provided by operating activities	$91,670	$-	$91,670

	For the year ended December 27, 2014
Consolidated Statement of Cash Flows	As Previously
(dollars in thousands)	Reported	Adjustment	As Restated
Net income	$55,167	$(786)	$54,381
Deferred income taxes	3,785	(550)	3,235
Accounts payable and other liabilities	15,894	1,336	17,230
Net cash provided by operating activities	$123,110	$-	$123,110

	For the year ended December 28, 2013
Consolidated Statement of Cash Flows	As Previously
(dollars in thousands)	Reported	Adjustment	As Restated
Net income	$71,721	$1,465	$73,186
Deferred income taxes	10,377	1,025	11,402
Accounts payable and other liabilities	9,546	(2,490)	7,056
Net cash provided by operating activities	$142,632	$-	$142,632

	For the year ended December 29, 2012
Consolidated Statement of Cash Flows	As Previously
(dollars in thousands)	Reported	Adjustment	As Restated
Net income	$82,511	$389	$82,900
Deferred income taxes	15,611	272	15,883
Accounts payable and other liabilities	(5,045)	(661)	(5,706)
Net cash provided by operating activities	$123,961	$-	$123,961

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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania.  The Company currently ranks among the top 50 food and drug retailers in the United States in revenues generated. As of September  26, 2015, the Company operated 163 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

Company revenues are generated in its retail food stores from the sale of a wide variety of consumer products including groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care (HBC) and household products.  The Company supports its retail operations through a centrally located distribution facility, its own transportation fleet, three manufacturing facilities and its administrative offices.  The Company's operations are reported as a single reportable segment.

Results of Operations

Analysis of Consolidated Statements of Income					Percent Changes
	13 Weeks Ended		39 Weeks Ended		2015 vs. 2014
(dollars in thousands except per share amounts)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014	13 Weeks Ended	39 Weeks Ended
Net sales	$711,879	$683,893	$2,142,685	$2,062,894	4.1%	3.9%
Cost of sales, including warehousing and distribution expenses	517,732	498,216	1,554,504	1,502,776	3.9	3.4
Gross profit on sales	194,147	185,677	588,181	560,118	4.6	5.0
Gross profit margin	27.3%	27.2%	27.5%	27.2%
Operating, general and administrative expenses	174,566	166,067	523,170	499,435	5.1	4.8
O, G & A, percent of net sales	24.5%	24.3%	24.4%	24.2%
Income from operations	19,581	19,610	65,011	60,683	(0.1)	7.1
Operating margin	2.8%	2.9%	3.0%	2.9%
Investment income (loss)	(422)	357	695	1,766	(218.2)	(60.6)
Investment income (loss), percent of net sales	(0.1)%	0.1%	0.0%	0.1%
Income before provision for income taxes	19,159	19,967	65,706	62,449	(4.0)	5.2
Income before provision for income taxes, percent of net sales	2.7%	2.9%	3.1%	3.0%
Provision for income taxes	6,371	6,456	22,952	21,767	(1.3)	5.4
Effective tax rate	33.3%	32.3%	34.9%	34.9%
Net income	$12,788	$13,511	$42,754	$40,682	(5.4)%	5.1%
Net income, percent of net sales	1.8%	2.0%	2.0%	2.0%
Basic and diluted earnings per share	$0.48	$0.50	$1.59	$1.51	(4.0)%	5.3%

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

Total store sales increased 4.1% in the third quarter of 2015, compared to the same period in 2014.  Excluding fuel sales, total store sales increased 4.6%.  The Company’s year-to-date total store sales increased 3.9% compared to the first thirty-nine weeks of 2014.  Excluding fuel sales, the Company’s year-to-date total store sales increased 4.6% compared to the first thirty-nine weeks of 2014.

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

Comparable store sales increased 4.0% in the third quarter of 2015 compared to the same quarter in 2014.  Excluding fuel sales, comparable store sales increased 4.6% in third quarter of 2015 compared to the same period in 2014.  The Company’s year-to-date comparable store sales increased 3.9% compared to the first thirty-nine weeks of 2014.  Excluding fuel sales, comparable store sales increased 4.8%  compared to the first thirty-nine weeks of 2014.

The Company attributes the increased sales to its continued investments in lower pricing and disciplined sales building programs.  This includes targeted promotional activity in key regional markets and its Everyday Lower Prices (“EDLP”) and Lowest Price Guarantee promotional programs. The EDLP program lowered prices on more than 1,000 regularly purchased items.  The Lowest Price Guarantee program offers discounts on four items every week that the Company guarantees to be the lowest compared to local competitors.  Compared to the third quarter of 2014, the average sales per customer transaction decreased 0.9% in the third quarter of 2015, however identical customer store visits increased by 4.9%.  The Company’s year-to-date average sales per customer transaction increased 0.1%, while the number of identical customer store visits increased 4.0% compared to 2014.

The Company’s results also benefited from increased store level and supply chain efficiencies and an improved customer experience.  In addition, the Company’s Gold Card program, an extension of its existing Preferred Club Shopper program, continues to target the Company’s best shoppers with personalized offers and strong values to help them save money.  The Company also continues to offer its "Gas Rewards" program in most markets.  The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases.  Customers can redeem these gas discounts at any of the thirty-one Weis Gas-n-Go locations, as well as participating third-party gas retail locations such as Sheetz convenience stores, which are located in most of the Company's markets.

Comparable center store sales increased 2.8% in the third quarter of 2015 and 2.7%  year-to-date, compared to the same periods in 2014.  Comparable fresh sales increased 5.4% and 6.8% in the third quarter and first thirty-nine weeks of 2015, respectively, compared to the same periods in 2014.  Both comparable center store and fresh sales increased for the reasons described above.

Comparable HBC sales increased 5.1% in the third quarter of 2015 and 5.7% year-to-date, compared to the same periods in 2014.  The increase for these items was primarily driven by improved in-stock positions at store level due to the introduction of a computer generated ordering system.

Comparable meat sales increased 3.7% and 6.1% in the third quarter and first thirty-nine weeks of 2015, respectively, compared to the same periods in 2014. In the third quarter, the Company continued to build the meat department’s base business through aggressive ads, the introduction of new programs, expanded variety and display space for All Natural & Organic products and a continued focus on superior customer service and fresh cut meat at store level through its “Great Meals Start Here” program.   Commodity markets began a correction at the end of the first quarter of 2015, resulting in 2.9% retail deflation for the third quarter and causing sales growth to slow. Deflation is expected to continue through the fourth quarter of 2015 and into 2016.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Comparable produce sales increased 4.8% and 6.0% in the third quarter and first thirty-nine weeks of 2015, respectively, compared to the same periods in 2014.  The 2015 produce sales increase is attributed to an aggressive advertising and merchandising campaign; larger crops being harvested as compared to estimates, resulting in lower average retail prices but increased unit sales; and an increased variety in key categories of produce.  Additionally, the sales growth in the produce department is associated with store remodeling projects, associate training classes and improved execution at the store level.

Comparable pharmacy sales increased 7.0% and 7.1% in the third quarter and first thirty-nine weeks of 2015, respectively, compared to the same periods in 2014.  The pharmacy sales increase was driven by an increased number of filled prescriptions, partially due to increased acceptance of preferred third-party insurance plans as well as expanded pharmacy hours at some stores.

Comparable fuel sales decreased 22.2% and 26.5% in the third quarter and first thirty-nine weeks of 2015, respectively, compared to the same periods in 2014. Fuel sales decreased as a result of the decline in retail fuel prices.  According to the U.S. Department of Energy, the thirteen week average price of gasoline in the Central Atlantic States decreased 25.3% or $0.93 per gallon in the third quarter of 2015, compared to the same quarter in 2014.  Year-to-date, the average price of gasoline in the Central Atlantic States decreased 30.1% or $1.12 per gallon, compared to the first thirty-nine weeks of 2014.

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

Almost all of the increase in cost of sales in 2015 as compared to 2014 is due to the increased sales volume in 2015. Both direct product cost and distribution cost increase when sales volume increases.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 2.0% compared to an increase of 1.7% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  Despite the fluctuation of retail and wholesale prices in 2015, the Company has achieved a gross profit rate of 27.2% and 27.4% for the quarter and year-to-date, respectively, compared to a gross profit rate of 27.2% for the quarter and year-to-date in 2014. The year-to-date increase in gross profit rate was driven by a shift in the sales mix from fuel to grocery sales which carry a higher profit margin.

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies. As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores decreased 0.1% in the third quarter and in the first thirty-nine weeks of 2015 compared to the same periods in 2014.  Although the Company experienced a decrease in these costs, the decline in expense was minimized due to higher fuel usage resulting from more store deliveries to meet the higher sales demand.  According to the U.S. Department of Energy, the thirteen week average diesel fuel price for the Central Atlantic States in the third quarter of 2015 was $2.86 per gallon compared to $3.98 per gallon in the same period in 2014 for an average decrease of 28.0% or $1.12 per gallon.  The 2015 thirty-nine week average diesel fuel price for the Central Atlantic States was $3.06 per gallon compared to $4.12 per gallon in the same period of 2014 for an average decrease of 25.6% or $1.06 per gallon.  Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain fairly steady through the fourth quarter of 2015.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses
Business operating costs including expenses generated from administration and purchasing functions, are recorded in "Operating, general and administrative expenses."  Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, depreciation, leasehold amortization and costs for outside provided services.  The majority of the expense increases were driven by increased sales.

The Company may not be able to recover rising expenses through increased prices charged to its customers.  The majority of our associates are paid hourly rates related to federal and state minimum wage laws. The Company increased the base hourly rate for associates to $9 per hour, as of August 2, 2015 in order to attract and retain talented associates with a goal of delivering best-in-class customer service.  The Company has decided to not increase prices to offset this hourly wage rate increase.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor decreased 0.1% in the third quarter and 0.2% in the first thirty-nine weeks of 2015 compared to the same periods in 2014.  The increase in base hourly rate for associates to $9 per hour and related wage compression had an estimated cost of $1.2 million in the third quarter of 2015.  Increases in the employee related expenses were offset by savings realized from a store labor efficiency project.  The Company’s self-insured health care benefit expenses decreased $495,000 or 7.9% in the third quarter, but increased $2.1 million or 13.9% in the first thirty-nine weeks of 2015, compared to the same periods in 2014. The year-to-date variance is mainly attributed to an increase in prescription plan costs.  The Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.  There will be approximately an 18% increase in full time employees based on the new ACA requirements, which is currently estimated to be a $1.0 million increase in costs.  In addition, employee related expenses increased $2.2 million in the third quarter and $5.5 million in the first thirty-nine weeks of 2015, compared to the same periods in 2014 due to anticipated and actual achievement of incentives for various levels of management, which increased 0.3% as a percent of sales for both periods presented.

Depreciation and amortization expense was $17.3 million, or 2.4% of net sales for the third quarter of 2015, compared to $17.2 million, or 2.5% of net sales for the third quarter of 2014.  Depreciation and amortzation expense was $52.1 million, or 2.4% of net sales for the first thirty-nine weeks of 2015, compared to $49.5 million or 2.4% of net sales for the first thirty-nine weeks of 2014.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

The Company recognized pre-tax gains of $441,000 and $2.6 million in the first thirty-nine weeks of 2015 and 2014, respectively, from the sale of one property in 2015 and the sale of two properties in 2014.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company’s stores and facilities. The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.  Due to these efforts, the Company’s utility expense decreased $837,000 or 2.7% in the first thirty-nine weeks of 2015 compared to 2014.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands) September 26, 2015	Increase (Decrease)	Increase (Decrease) as a % of sales	Increase (Decrease)	Increase (Decrease) as a % of sales
Employee related expenses	$6,357	0.4%	$17,757	0.3%
Advertising expense	$(694)	(0.1)%	$(1,184)	(0.1)%
Depreciation and amortization	$1,581	0.1%	$3,736	0.1%

Employee-related expenses increased in dollars and as a percent of sales for the reasons noted above related to increases in the basic hourly rate, health care benefit expenses, management incentives and increases in sales volume.  Hourly employees, particularly part time employees, are required to work increased hours when there is growth in sales volume.

Advertising expense decreased due to reduced spending on direct mail and weekly ads.

Depreciation and amortization increased in “Operating, general and administrative expense” as a result of the Company’s store capital expenditure program and technology investments.

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

Analysis of Investment Income					Dollar Changes
	13 Weeks Ended		39 Weeks Ended		2015 vs. 2014
	September 26	September 27	September 26	September 27	13 Weeks	39 Weeks
(dollars in thousands)	2015	2014	2015	2014	Ended	Ended
Bond income	$340	$304	$1,050	$898	$36	$152
Equity income	$108	$107	$312	$608	$1	$(296)
SERP investment	$(870)	$(54)	$(667)	$260	$(816)	$(927)
Investment income (loss)	$(422)	$357	$695	$1,766	$(779)	$(1,071)

Equity income decreased year-to-date as a result of the Company receiving a stock dividend in the first quarter of 2014 which was not repeated in the first quarter of 2015.

SERP investment experienced a loss in the third quarter of 2015 as a result of market adjustments.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Provision for Income Taxes
The effective income tax rate was 34.9% in the first thirty-nine weeks of 2015 compared to 34.9% in the first thirty-nine weeks of 2014.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.  Currently, the effect of state taxes, net of permanent differences, is not materially impacting the effective income tax rate.

Liquidity and Capital Resources

During the first thirty-nine weeks of 2015, the Company generated $100.5 million in cash flows from operating activities compared to $91.7 million for the same period in 2014.  Cash flows from operating activities were impacted as a result of an $8.5 million and $20.7 million decrease in inventories in 2015 and 2014, respectively. In the second quarter of 2013, management implemented new inventory control buying procedures that increased distribution center efficiencies to help reduce inventory and improve product freshness.  Since the beginning of the fiscal year, working capital decreased 0.6% compared to an increase of 1.9% in the first thirty-nine weeks of 2014.

Net cash used in investing activities was $83.5 million compared to $60.2 million in the first thirty-nine weeks of 2015 and 2014, respectively.  These funds were used primarily to purchase marketable securities and property and equipment in the quarters presented.  The Company’s net marketable securities transactions resulted in the purchase of $17.3 million and $4.2 million in the first thirty-nine weeks of 2015 and 2014, respectively.  Property and equipment purchases during the first thirty-nine weeks of 2015 totaled $64.9 million compared to $58.0 million in the first thirty-nine weeks of 2014.  The Company paid $7.9 million for the property and equipment related to the purchase of a store in Hanover, Pennsylvania in the third quarter of 2015.  As a percentage of sales, capital expenditures were 3.0% and 2.8% in the first thirty-nine weeks  of 2015 and 2014, respectively.

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

Net cash used in financing activities was $24.2 million in the first thirty-nine weeks of 2015 and 2014, which solely consisted of dividend payments to shareholders.  At September  26, 2015, the Company had a $30 million line of credit, of which $16.4 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.  The Company has a $50 million short-term credit facility agreement to fund future financing activities.

Total cash dividend payments on common stock, on a per share basis, amounted to $.90 in the first thirty-nine weeks of 2015 and 2014.  At its regular meeting held in November, the Board of Directors unanimously approved a quarterly dividend of $0.30 per share payable on December 11, 2015 to shareholders of record on November 27, 2015.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of September 26, 2015, other than the lease commitments on its store facilities under operating leases that expire at various dates through 2029 and lease commitments on 20 tractor trailers under an operating lease that expires in 2020.   The Company anticipates funding its working capital requirements and its $91.8 million 2015 capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the nine months ended September 26, 2015.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 27, 2014 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 27, 2014 and is incorporated herein by reference.

WEIS MARKETS, INC.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 26, 2015. As described below, management has identified a material weakness in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of this material weakness, identified during the quarter ended September 26, 2015, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

As explained in Note 7 to the consolidated condensed financial statements included within this report, management identified an error pertaining to our accounting for certain self-insurance reserves, mainly related to workers compensation. We have determined that our controls over the preparation and review of our self-insurance reserve calculations were not designed to prevent or detect a material error. The deficiency resulted in an understatement of those reserves in our financial statements. The impacts of those errors have been corrected in the accompanying consolidated financial statements.  Management has concluded that this represents a material weakness in internal control over financial reporting as of September 26, 2015. Subsequent to the quarter ended September 26, 2015, the Company engaged a casualty actuarial services company to perform an actuarial analysis to assist in the determination of the appropriate reserve balances . We believe that this new process for calculating the self-insurance reserve, as well as appropriately designed and executed management review controls, will remediate the identified material weakness and strengthen our internal control over financial reporting overall. Our remediation efforts were not complete as of September 26, 2015, but the Company expects to complete the required remedial actions as of management’s internal control over financial reporting assessment date of December 26, 2015. Once all remedial actions have been implemented, the new process and management review controls will be tested to determine whether they are operating effectively.

Management believes the foregoing efforts will effectively remediate the identified material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine that it is necessary to take additional measures to address control deficiencies or may determine that it is necessary to modify the remediation plans described above. If not remediated, the material weakness could result in a material misstatement to our consolidated financial statements .

Our management, including our CEO and CFO, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Except as noted in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 26, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 02/16/2016	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 02/16/2016	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)