Form 10-K
period 2015-12-26
WEIS MARKETS INC
filed 2016-03-18
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $519,000,000 as of June 27, 2015 the last business day of the most recently completed second quarter.

Shares of common stock outstanding as of  March 18, 2016 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated  March 10, 2016 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

PART I

Item 1.Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the Company's business during fiscal 2015.  The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.”  The Weis family currently owns approximately 65% of the outstanding shares.  Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The Company advertises its products and promotes its brand through weekly newspaper circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications.  Printed circulars are used extensively on a weekly basis to advertise featured items.  The Company utilizes a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and fuel rewards.  The Company currently owns and operates 163 retail food stores.  The Company’s operations are reported as a single reportable segment.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2015, 2014 and 2013, respectively:

	2015	2014	2013
Center Store (1)	57.5%	57.9%	59.0%
Fresh (2)	29.7	29.0	28.7
Pharmacy Services	9.4	9.0	8.6
Fuel	3.2	3.9	3.5
Other	0.2	0.2	0.2
Consolidated net sales	100.0%	100.0%	100.0%

__________

(1) Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.

(2) Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2015, Weis Markets, Inc. operated 25 stores in Maryland, 5 stores in New Jersey, 9 stores in New York, 122 stores in Pennsylvania and 2 stores in West Virginia, for a total of 163 retail food stores operating under the Weis Markets trade name.

WEIS MARKETS, INC.

Item 1.Business: (continued)

All retail food store locations operate as conventional supermarkets.  The retail food stores range in size from 8,000 to 70,000 square feet, with an average size of approximately 50,000 square feet.  The following summarizes the number of stores by size categories as of year-end:

	2015	2015	2014	2014
Square feet	Number of stores	% of Total	Number of stores	% of Total
55,000 to 70,000	57	35%	56	34%
45,000 to 54,999	69	42%	70	43%
35,000 to 44,999	22	13%	22	13%
25,000 to 34,999	9	6%	9	6%
Under 25,000	6	4%	6	4%
Total	163	100%	163	100%

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2015	2014	2013	2012	2011
Beginning store count	163	165	163	161	164
New stores (1)	---	1	4	4	1
Opened relocated stores	1	1	---	1	1
Closed stores	---	(3)	(2)	(2)	(4)
Closed relocated stores	(1)	(1)	---	(1)	(1)
Ending store count	163	163	165	163	161
Total square feet (000’s), at year-end	8,215	8,202	8,211	8,054	7,877
Additions/major remodels	16	8	12	13	9

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

The Company currently employs approximately 19,000 full-time and part-time associates.

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

The Company maintains a corporate web site at www.weismarkets.com.   The Company makes available, free of charge, on the “Financial” page of the “Corporate Information” section of its web site, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material or furnishes it to the U.S. Securities and Exchange Commission (SEC) by clicking on the “SEC Information” link.

The Company’s Corporate Governance materials can be found on the”Governance” page of the “Corporate Information” section of its web site.   These materials include the Corporate Governance Guidelines; the Charters of the Audit, Compensation and Disclosure Committees; and both the Code of Business Conduct and Ethics and the Code of Ethics for the CEO and CFO.  A copy of the foregoing corporate governance materials is available upon written request to the Company’s principal executive offices.

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

The Company was liable for associate health claims up to an annual maximum of  $1,250,000 per member prior to March 1, 2013, $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of March 1, 2014.  As of March 1, 2014, the Company purchased stop loss insurance which carries a $500,000 specific deductible with a $250,000 aggregating deductible.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  The Company, for the benefit of cost savings, has accepted the risk of an unusual amount of independent multiple material claims arising, which could have a significant impact on earnings.

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

As of December 26, 2015, the Company had $17.6 million in cash and cash equivalents, $91.6 million in marketable securities and $9.1 million in SERP (Supplemental Executive Retirement Plan) investments  (level 1 mutual funds).  The Company’s marketable securities consist of municipal bonds and equity securities.  The municipal bond investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, the Company may experience a reduction in value or loss of liquidity from investments, which may have a negative impact on the Company’s results of operations, liquidity and financial condition.  The Federal Deposit Insurance Corporation (FDIC) insures amounts up to $250,000 per depositor, per insured bank, for each account ownership category.  The Company has balances in bank accounts that may exceed the insured amount leaving the Company exposed for any amounts over the $250,000 limit.

The Company is a controlled Company due to the common stock holdings of the Weis family.

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 26, 2015.  As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.  Currently, one of the Company’s five directors is a member of the Weis family.

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

WEIS MARKETS, INC.

Item 1b.    Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.    Properties:

As of December 26, 2015, the Company owned and operated  83 of its retail food stores and leased and operated  80 stores under operating leases that expire at various dates through 2029.  The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1.1 million square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet.  The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 550,000 square feet.  The Company utilizes 259,000 square feet of its Sunbury location to operate its ice cream plant, meat processing plant and milk processing plant.

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

WEIS MARKETS, INC.

Executive Officers of the Registrant

The following sets forth the names and ages of the Company’s executive officers as of March 18, 2016, indicating all positions held during the past five years:

Name	Age	Title

Jonathan H. Weis (a)	48	Chairman of the Board, President and Chief Executive Officer
Kurt A. Schertle (b)	44	Chief Operating Officer
Scott F. Frost (c)	53	Senior Vice President, Chief Financial Officer and Treasurer
David W. Gose II (d)	49	Senior Vice President of Operations
Harold G. Graber (e)	60	Senior Vice President of Real Estate and Development, Secretary
Richard A. Gunn (f)	51	Senior Vice President of Merchandising and Marketing
James E. Marcil (g)	57	Senior Vice President of Human Resources

(a)

Jonathan H. Weis. The Company has employed Mr. Weis since 1989.  Mr. Weis served the Company as Vice President of Property Management and Development from 1996 until April 2002, at which time he was appointed as Vice President and Secretary.  In January of 2004, the Board appointed Mr. Weis as Vice Chairman and Secretary.  Mr. Weis became the Company's interim President and Chief Executive Officer in September 2013 and was appointed as President and Chief Executive Officer in February 2014.  The Board elected Mr. Weis as Chairman of the Board in April 2015.

(b)

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

(c)

Scott F. Frost. Mr. Frost joined the Company full-time in 1984 and he has held various positions since then, including but not limited to, Controller, Assistant Secretary, Assistant Treasurer and Acting Chief Financial Officer.  The Company appointed Mr. Frost as Vice President, Chief Financial Officer and Treasurer in October 2009.  In January 2011, Mr. Frost was promoted to Senior Vice President, Chief Financial Officer and Treasurer.

(d)

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

(f)

Richard A. Gunn. Mr. Gunn joined the Company in May 2015 as the Senior Vice President of Merchandising and Marketing.  Prior to joining the Company, Mr. Gunn was employed by K-VA-T Food Stores, Inc. from May 1999 through April 2015 and most recently served as Executive Vice President of Merchandising and Marketing.  K-VA-T Food Stores, Inc. is a regional supermarket chain and distribution center operating in Virginia, Kentucky and Tennessee.

(g)	James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources.

WEIS MARKETS, INC.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK).  The approximate number of shareholders, including individual participants in security position listings on December 26, 2015 as provided by the Company's transfer agent was 6,002.  High and low stock prices and dividends paid per share for the last two fiscal years were:

	2015			2014
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$51.91	$45.38	$0.30	$52.82	$46.12	$0.30
Second	50.59	41.64	0.30	50.56	42.54	0.30
Third	43.99	39.26	0.30	46.97	39.09	0.30
Fourth	46.39	38.56	0.30	48.00	38.23	0.30

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

Comparative Five-Year Total Returns

	2010	2011	2012	2013	2014	2015
Weis Markets, Inc.	100.00	104.58	105.44	144.40	134.91	128.43
S&P 500	100.00	102.11	118.45	156.82	178.28	180.78
Peer Group	100.00	114.14	132.14	178.78	238.08	249.93

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

Five Year Review of Operations

	52 Weeks	52 Weeks	52 Weeks	52 Weeks	53 Weeks
(dollars in thousands, except shares,	Ended	Ended	Ended	Ended	Ended
per share amounts and store information)	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013	Dec. 29, 2012	Dec. 31, 2011
Net sales	$2,876,748	$2,776,683	$2,692,588	$2,701,405	$2,752,504
Costs and expenses	2,785,969	2,695,308	2,578,916	2,573,712	2,638,224
Income from operations	90,779	81,375	113,672	127,693	114,280
Investment and other income	1,552	2,287	4,684	3,882	3,326
Income before provision for income taxes	92,331	83,662	118,356	131,575	117,606
Provision for income taxes	33,001	29,281	45,170	48,675	42,022
Net income	59,330	54,381	73,186	82,900	75,584
Retained earnings, beginning of year	980,842	958,739	917,831	867,209	849,995
	1,040,172	1,013,120	991,017	950,109	925,579
Cash dividends	32,278	32,278	32,278	32,278	58,370
Retained earnings, end of year	$1,007,894	$980,842	$958,739	$917,831	$867,209
Weighted-average shares outstanding, diluted	26,898,443	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.20	$1.20	$1.20	$1.20	$2.17
Basic and diluted earnings per share	$2.21	$2.02	$2.72	$3.08	$2.81
Working capital	$232,722	$229,595	$215,802	$235,856	$227,873
Total assets	$1,235,959	$1,191,119	$1,148,242	$1,090,440	$1,029,004
Shareholders’ equity	$871,747	$844,763	$821,770	$781,942	$731,749
Number of grocery stores	163	163	165	163	161

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

Company Overview

General

Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania.  Today, the Company ranks among the top 50 food and drug retailers in the United States in revenues generated.  As of December 26, 2015, the Company operated 163 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

•

Continuously Upgrade Organizational Talent Pool  – In support of the Company’s growth and sales building strategies, the Company is committed to growing leaders at every level throughout the organization through enhanced leadership development programs, succession planning, and establishing rewarding career paths.  The Company believes that continuing to build associate engagement and develop associate talent directly impacts its ability to compete and execute strategic plans.  The Company views this as a strategic imperative for future growth.

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

•

Focus on Sustainability Strategies – The Company strives to be good stewards of the environment and makes this an important part of its overall mission.    Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and social responsibility.  The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on climate change.  The Company is seeking to reduce its carbon footprint by 20% by the year 2020.  To accomplish this, the Company will institute new sustainability programs and improve existing sustainability programs, like reducing energy usage by 2% each year, educating school children through its Mystery Tours Program, replacing 50% of the truck fleet within three years and increasing recycling 5% each year.  In 2015 alone, the Company recycled 31,000 tons of materials, representing a 2.5% increase in the corporate recycling rate over the previous year and a corporate wide recycling rate of 49%.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations

Analysis of Consolidated Statements of Income

(dollars in thousands except per share amounts)				Percentage Changes
For the Fiscal Years Ended December 26, 2015,	2015	2014	2013	2015 vs.	2014 vs.
December 27, 2014 and December 28, 2013	(52 weeks)	(52 weeks)	(52 weeks)	2014	2013
Net sales	$2,876,748	$2,776,683	$2,692,588	3.6%	3.1%
Cost of sales, including warehousing and distribution expenses	2,090,016	2,023,721	1,947,120	3.3	3.9
Gross profit on sales	786,732	752,962	745,468	4.5	1.0
Gross profit margin	27.3%	27.1%	27.7%
Operating, general and administrative expenses	695,953	671,587	631,796	3.6	6.3
O, G & A, percent of net sales	24.2%	24.2%	23.5%
Income from operations	90,779	81,375	113,672	11.6	(28.4)
Operating margin	3.2%	2.9%	4.2%
Investment income (loss)	1,552	2,287	4,684	(32.1)	(51.2)
Investment income (loss), percent of net sales	0.1%	0.1%	0.2%
Income before provision for income taxes	92,331	83,662	118,356	10.4	(29.3)
Income before provision for income taxes, percent of net sales	3.2%	3.0%	4.4%
Provision for income taxes	33,001	29,281	45,170	12.7	(35.2)
Effective tax rate	35.7%	35.0%	38.2%
Net income	$59,330	$54,381	$73,186	9.1%	(25.7)%
Net income, percent of net sales	2.1%	2.0%	2.7%
Basic and diluted earnings per share	$2.21	$2.02	$2.72	9.4%	(25.7)%

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

Total store sales increased 3.6% in 2015 compared to 2014. Excluding fuel sales, total store sales increased 4.3% in 2015 compared to 2014.  Total store sales increased 3.1% in 2014 compared to 2013.  Excluding fuel sales, total store sales increased 2.8% in 2014 compared to 2013.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

Comparable store sales increased 3.7% in 2015 compared to 2014.  Excluding fuel sales, comparable store sales increased 4.4% in 2015 compared to 2014.  Comparable store sales increased 2.0% in 2014 compared to 2013.  Excluding fuel sales, comparable store sales increased 1.7% in 2014 compared to 2013.

The Company attributes the increased sales to its continued investments in lower pricing and disciplined sales building programs.  This includes targeted promotional activity in key regional markets and its Everyday Lower Prices (EDLP) and Lowest Price Guarantee promotional programs.  The EDLP program lowered prices on more than 1,000 regularly purchased items.  The Lowest Price Guarantee program offers discounts on four items every week that the Company guarantees to be the lowest compared to local competitors.  Compared to 2014, the Company experienced a 0.2%  decrease in the average sales per customer transaction in 2015, while identical customer store visits increased by  4.1%.  Compared to 2013, the Company generated a 1.5% increase in the average sales per customer transaction in 2014, while identical customer store visits increased by 0.6%.

The Company’s results also benefited from increased store level and supply chain efficiencies and an improved customer experience.  In addition, the Weis Preferred Club Shopper program continues to target customer members with personalized offers and digital coupons to help them save money.  As part of this loyalty marketing program, the Company continues to offer its "Gas Rewards" program in most markets.  The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases.  Customers can redeem these gas discounts at any of the thirty-one Weis Gas-n-Go locations, as well as participating third-party gas retail locations such as Sheetz convenience stores, which are located in most of the Company’s markets.

Comparable center store sales increased by 2.4% in 2015 compared to 2014.  Comparable center store sales decreased 0.2% in 2014 compared to 2013.  Comparable fresh sales increased 6.0% in 2015 compared to 2014 and increased 3.0% in 2014 compared to 2013.  Both comparable center store and fresh sales increased for the reasons described above.

Comparable health and beauty care sales increased 5.0% in 2015 compared to 2014.  The increase for these items was primarily driven by improved in-stock positions at store level due to the introduction of a computer generated ordering system.  New products coupled with electronic marketing programs and the successful execution of category business plans also aided sales.

Comparable meat sales increased 4.3% in 2015 compared to 2014, and increased 3.8% in 2014 compared to 2013.  In addition to increased costs of commodities for the first half of the year which led to retail inflation in 2015, the Company continued to build the meat department’s base business through aggressive ads, the introduction of new programs, expanded variety and display space for All Natural and Organic products.   The Company also maintained a continued focus on superior customer service and fresh cut meat at store level through its “Great Meals Start Here” program, which was introduced in January 2014. Comparable meat sales increased 3.8% in 2014 compared to 2013.  The “Great Meals Start Here” program coupled with price inflation; more aggressive advertising; and a focus on improving store condition and resetting the stores to better serve our customers’ needs contributed to the meat sales increase in 2014.

Comparable produce sales increased 5.9% in 2015 compared to 2014.  The 2015 sales increase has been driven by an aggressive advertising and merchandising campaign; larger crops being harvested as compared to estimates, resulting in lower average retail prices but increased unit sales; and an increased variety in key categories of produce. In addition, sales growth in the produce department can be attributed to store remodeling projects, associate training classes and improved execution at the store level.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

Comparable pharmacy sales increased 7.4% in 2015 compared to 2014.  The pharmacy sales increase was driven by an increased number of filled prescriptions, partially due to an increased acceptance of preferred third-party insurance plans as well as expanded pharmacy hours.  Comparable pharmacy sales increased 8.5% in 2014 compared to 2013.  Pharmacy sales experienced significant price inflation in 2014 but were negatively affected in 2013 due to the conversion of brand to generic drugs.  In additon to the price inflation, the sales increase was also attributed to an increased number of prescriptions being filled, partially due to the Company’s in-store pet medication and medication synchronization programs.  Also contributing to the increase, were expanded pharmacy hours at some stores and more individuals being eligible for healthcare benefits under the Affordable Care Act.

Comparable fuel sales decreased 25.4% in 2015 compared to 2014.  Fuel sales decreased as a result of the decline in retail fuel prices from 2014 to 2015.  According to the U.S. Department of Energy, the 52-week average price of gasoline in the Central Atlantic States decreased 27.1%, or $0.98 per gallon, in 2015 compared to 2014.  Comparable fuel sales increased 0.4% in 2014 compared to 2013.

Management remains confident in its ability to generate sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company's competitive position.

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), distribution center and transportation costs, as well as manufacturing facility operations.    Almost all of the increase in cost of sales in 2015 as compares to 2014 is due to the increased sales volume in 2015.  Both direct product cost and distribution cost increase when sales volume increases.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.1% in 2015,  2.4% in 2014 and 0.9% in 2013.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  Despite the fluctuation of retail and wholesale prices, the Company has achieved a gross profit rate of 27.3% in 2015, 27.1% in 2014 and 27.7% in 2013.  The increase in gross profit rate was driven by a shift in sales mix from fuel to grocery sales which carry a higher profit margin. The gross profit rate declined in 2014 as a result of the implementation of the Company’s Three Ways to Save sales initiative, which consisted of the EDLP and Lowest Price Guarantee programs throughout the year, the “Price Freeze” program in the first quarter and the “Get Grillin” program in the second quarter.

The Company experienced a LIFO charge of $1.4 million for 2015, compared to a charge of $911,000 for 2014 and a charge of $692,000 for 2013.  With the exception of pharmacy, the Company expects wholesale price inflation to increase slightly in 2016.

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies.  As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores decreased by 0.07% in 2015 compared to 2014 and decreased by 0.02% in 2014 compared to 2013.  Although the Company experienced a decrease in these costs, the decline in expense was minimized due to higher fuel usage resulting from more store deliveries to meet the higher sales demand.  According to the U.S. Department of Energy, the 52-week average diesel fuel price for the Central Atlantic States decreased $1.06 per gallon to $2.94 per gallon as of December 21, 2015, compared to $4.00 per gallon as of December 22, 2014.  Diesel fuel prices for the Central Atlantic States peaked in February 2014 at $4.36 and steadily fell to $2.44 as of December 21, 2015.  Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain below $2.50 during 2016.

Although the Company experienced product cost inflation and deflation in various commodities in 2015, 2014 and 2013, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Operating, General and Administrative Expenses

Business operating costs including expenses generated from administration and purchasing functions, are recorded in "Operating, general and administrative expenses."  Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, depreciation, leasehold amortization and costs for outside provided services.  The majority of the expenses were driven by increased sales.

The Company may not be able to recover rising expenses through increased prices charged to its customers.  A majority of our associates are paid hourly rates related to federal and state minimum wage laws. The Company increased the base hourly rate for associates to $9 per hour as of August 2, 2015, in order to attract and retain talented associates with a goal of delivering best-in-class customer service.  The Company has decided not to increase prices to offset this hourly wage rate increase.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor decreased 0.1% in 2015 compared to 2014 and decreased 0.2% in 2014 compared to 2013.  The increase in the base hourly rate for associates to $9 per hour and related wage compression had an estimated cost of $3.2 million in the second half of 2015.  Increases in employee related expenses were offset by savings realized from a store labor efficiency project.  In addition, employee related expenses increased $7.3 million in 2015 compared to 2014 due to anticipated and actual achievement of incentives for various levels of management, which increased 0.2% as a percent of sales.

While the Company’s self-insured health care benefit expenses only increased by 0.4% in 2015 compared to 2014 and decreased by 0.5% in 2014 compared to 2013, the Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses. Based on the ACA definition of full time employment, there will be approximately an 18% increase in full time employees, which is currently estimated to be a $928,000 increase in costs.

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

Depreciation and amortization expense was $70.1 million, or 2.4% of net sales, for 2015 compared to $66.9 million, or 2.4% of net sales, for 2014 and $58.3 million, or 2.2% of net sales, for 2013.  The increase in depreciation and amortization expense in 2015 compared to 2014 and in 2014 compared to 2013 was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

The Company recognized pre-tax gains of $751,000, $2.6 million and $2.9 million in 2015, 2014 and 2013, respectively, from the sale of two properties in each year.  In 2013, the Company determined that the asset value of four properties was impaired. As a result, the Company recognized a pre-tax impairment loss of $2.1 million.  See Note 1(l) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company's impairment charges.  Earnings were further impacted in 2013 by a $680,000 adjustment to liabilities for future expenses on closed stores.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities.  The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.  The Company continues to be a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems and has ten stores registered under this program.  In addition, all Company stores have an assigned Green Leader to promote in-store energy conservation.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Operating, General and Administrative Expense (continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2015 vs. 2014		2014 vs. 2013
(dollars in thousands)	Increase (Decrease)	Increase (Decrease) as a % of sales	Increase (Decrease)	Increase (Decrease) as a % of sales
Employee related expenses	$19,421	0.2%	$10,517	(0.1)%
Store advertising expense	$(1,277)	(0.1)%	$3,082	0.1%
Depreciation and amortization	$4,473	0.1%	$6,195	0.2%
Utility expense	$(1,222)	(0.1)%	$1,790	0.0%
Rent expense	$(1,220)	(0.1)%	$(71)	(0.0)%
Repairs/maintenance contracts	$312	0.0%	$4,502	0.2%
Landlord common area maintenance	$(196)	(0.0)%	$2,876	0.1%

Employee-related expenses increased in 2015 and 2014 for the reasons noted above, primarily related to increases in the basic hourly rate, management incentives and increases in sales volume. Hourly employees, particularly part time employees, are required to work increased hours when there is growth in sales volume. Increases in employee related expenses were offset by savings realized from a store labor efficiency project in both 2015 and 2014.

Store advertising expense decreased in 2015 due to reduced spending on direct mail and weekly ads.  In 2014, store advertising expenses increased due to the promotion of the Company’s new pricing strategy.

Depreciation and amortization increased in 2015 and 2014 as a result of the Company’s store capital expenditure program and technology investments.

Utility expense decreased in 2015 for the reasons noted above related to energy conservation efforts and procurement strategies, along with reduced electricity costs and usage and a reduction in the use of natural gas.   The Company’s utility expense increased in 2014 despite the aforementioned initiatives primarily due to higher generation charges and below average temperatures in the Mid-Atlantic States, the Company’s operating region, in the first quarter of 2014.

Rent expense decreased in 2015 primarily due to adjustments to accrued closed store liability estimates and purchasing a previously leased location.

Repairs/maintenance contracts increased in 2014 primarily due to new maintenance contracts for software and hardware including store front end systems.

Landlord common area maintenance expense increased in 2014 due to higher than average snowfall in the Company’s operating region.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Investment Income

The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities, as well as the Company’s SERP investment, which is comprised of mutual funds that are maintained within the Company’s non-qualified supplemental executive retirement plan and the non-qualified pharmacist deferred compensation plan.  The Company classifies all of its municipal bonds and equity securities as available-for-sale.  The SERP investments are classified as trading securities.

Analysis of Investment Income	2015	2014	2013	Dollar Changes	Dollar Changes
(dollars in thousands)	(52 weeks)	(52 weeks)	(52 weeks)	2015 vs. 2014	2014 vs. 2013
Bond income	$1,420	$1,187	$1,598	$233	$(411)
Equity income	412	706	1,895	(294)	(1,189)
SERP investment	(280)	394	1,191	(674)	(797)
Investment income	$1,552	$2,287	$4,684	$(735)	$(2,397)

Equity income decreased in 2015 as a result of the Company receiving a stock dividend in 2014 which was not repeated in 2015. Equity income decreased in 2014 compared to 2013 due to recognizing gains on the sale of equity securities in 2013.

SERP investment was impacted by market adjustments in both 2015 and 2014 and experienced a loss in 2015.

Provision for Income Taxes

The effective income tax rate was 35.7%, 35.0% and 38.2% in 2015, 2014 and 2013, respectively.  The effective income tax rate rose in 2015 due to an increase in state tax expense.  The effect of this increase was partially offset by an increase in tax benefits related to tax exempt interest, food donations, and the Work Opportunity Tax Credit, resulting in a net increase of 0.7%.  In 2014, pre-tax book income decreased significantly. Tax exempt interest and dividends eligible for a dividends received deduction increased, causing an increase to the net favorable permanent differences. The combination of the decrease to net income before taxes and increase to the net favorable permanent differences resulted in a drop in the effective rate for 2014.  The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

Net cash provided by operating activities was $136.7 million in 2015, compared to $123.1 million in 2014 and $142.6 million in 2013.  Working capital increased 1.4% in 2015, increased 6.4% in 2014 and decreased 8.5% in 2013, in each case compared to the prior year.  The 2014 working capital increase is primarily attributed to the lower investment in the Company’s capital expansion program during 2014 compared to the previous years. Whereas, the 2013 decrease in working capital is primarily due to the utilization of marketable securities to fund the Company’s capital expansion program.

Net cash used in investing activities was $109.8 million in 2015 compared to $85.8 million in 2014 and $106.8 million in 2013.  These funds were used primarily to purchase property and equipment in the three fiscal years presented.  Property and equipment purchases totaled $90.2 million in 2015, compared to $79.2 million in 2014 and $128.1 million in 2013.  The Company paid $7.9 million for the property and equipment related to the purchase of a store in Hanover, Pennsylvania in the third quarter of 2015.  As a percentage of sales, capital expenditures were 3.1%, 2.9% and 4.8% in 2015, 2014 and 2013, respectively.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $100 million in its capital expansion program in 2016.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (continued)

Net cash used in financing activities was $32.3 million in 2015, 2014 and 2013, which solely consisted of dividend payments to shareholders.  At December 26, 2015, the Company had a $30 million line of credit, of which $16.9 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.  The Company has a $50 million short-term credit facility agreement to fund future financing activities.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.20 in 2015, 2014 and 2013.  No treasury stock was purchased in 2015, 2014 or 2013.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of December 26, 2015, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2029.  The Company anticipates funding its working capital requirements and its $100 million 2016 capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

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

The Company experienced an unrealized holding loss net of deferred taxes of $52,000 in 2015, an unrealized holding gain net of deferred taxes of $927,000 in 2014 and an unrealized holding loss net of deferred taxes of $36,000 in 2013 (see Consolidated Statements of Comprehensive Income).  As of December 26, 2015, the Company had $8.2 million in gross unrealized holding gains and $66,000 in gross unrealized holding losses related to marketable securities.  See Note 2 Investments, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s marketable securities.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 26, 2015.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$193,862	$32,237	$58,905	$40,310	$62,410
Total	$193,862	$32,237	$58,905	$40,310	$62,410

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows, except for the Company's lease commitments to be recognized on the balance sheet related to operating leases for its store facilities and transportation equipment, which will be required for annual periods beginning after December 15, 2018 per the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).    See Note 1(x) Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on ASU 2016-02.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner.  The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements.  As a result of implementing Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, the Company reclassified its current deferred income tax liabilities as noncurrent deferred income tax liabilities retrospectively for all periods presented as of the year ended December 26, 2015.  See Note 1(x) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s accounting policy changes.

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

Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided on the cost of buildings and improvements and equipment using the straight-line method.

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

Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  Currently, closed stores have remaining lease terms ranging from one to three years, and the liabilities associated with these closed store leases are paid over the terms of the leases.  Closed store lease liabilities totaled $212,000 and $955,000 as of December 26, 2015 and December 27, 2014, respectively.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term.  Store closings are generally completed within one year after the decision to close.  Adjustments to closed store liabilities and other exit costs primarily relate to changes in sublease income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the changes become known.  Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that is no longer needed for its originally intended purpose, is adjusted to income in the proper period.  Inventory write-downs, if any, in connection with store closings, are classified in cost of sales.  Costs to transfer inventory and equipment from closed stores are expensed as incurred.

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company was liable for associate health claims up to an annual maximum of $1,250,000 per member prior to March 1, 2013, $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of March 1, 2014.  As of March 1, 2014, the Company purchased stop loss insurance which carries a $500,000 specific deductible with a $250,000 aggregating deductible.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 26, 2015	2016	2017	2018	2019	2020	Thereafter	Total	Dec. 26, 2015
Rate sensitive assets:
Fixed interest rate securities	$10,875	$13,355	$18,440	$13,090	$4,905	$15,310	$75,975	$83,749
Average interest rate	1.47%	1.55%	1.90%	1.50%	2.28%	2.54%	1.92%

Other Relevant Market Risks

The Company’s equity securities at December 26, 2015 had a cost basis of $1,198,000 and a fair value of $7,880,000.  The dividend yield realized on these equity investments was 5.23% in 2015.  Market risk, as it relates to equities owned by the Company, is discussed within the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.

Item 8.    Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
December 26, 2015 and December 27, 2014	2015	2014
Assets
Current:
Cash and cash equivalents	$17,596	$22,986
Marketable securities	91,629	73,959
SERP investment	9,079	9,121
Accounts receivable, net	88,083	70,642
Inventories	229,399	239,641
Prepaid expenses and other current assets	17,198	17,432
Income taxes recoverable	1,666	612
Total current assets	454,650	434,393
Property and equipment, net	738,985	716,860
Goodwill	35,162	35,162
Intangible and other assets, net	7,162	4,704
Total assets	$1,235,959	$1,191,119

Liabilities
Current:
Accounts payable	$160,441	$144,812
Accrued expenses	37,819	34,590
Accrued self-insurance	16,770	18,676
Deferred revenue, net	6,898	6,720
Total current liabilities	221,928	204,798
Postretirement benefit obligations	14,368	18,672
Accrued self-insurance	22,761	22,364
Deferred income taxes	97,020	97,280
Other	8,135	3,242
Total liabilities	364,212	346,356
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,007,894	980,842
Accumulated other comprehensive income, net	4,761	4,829
	1,022,604	995,620
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	871,747	844,763
Total liabilities and shareholders’ equity	$1,235,959	$1,191,119

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 26, 2015,	2015	2014	2013
December 27, 2014 and December 28, 2013	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$2,876,748	$2,776,683	$2,692,588
Cost of sales, including warehousing and distribution expenses	2,090,016	2,023,721	1,947,120
Gross profit on sales	786,732	752,962	745,468
Operating, general and administrative expenses	695,953	671,587	631,796
Income from operations	90,779	81,375	113,672
Investment income	1,552	2,287	4,684
Income before provision for income taxes	92,331	83,662	118,356
Provision for income taxes	33,001	29,281	45,170
Net income	$59,330	$54,381	$73,186

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.20	$1.20	$1.20
Basic and diluted earnings per share	$2.21	$2.02	$2.72

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)
For the Fiscal Years Ended December 26, 2015,	2015	2014	2013
December 27, 2014 and December 28, 2013	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$59,330	$54,381	$73,186
Other comprehensive (loss) income by component, net of tax:
Available-for-sale marketable securities
Unrealized holding (losses) gains arising during period
(Net of deferred taxes of $37, $644 and $23, respectively)	(52)	927	(36)
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $11, $26 and $730, respectively)	(16)	(37)	(1,044)
Other comprehensive (loss) income, net of tax	(68)	890	(1,080)
Comprehensive income, net of tax	$59,262	$55,271	$72,106

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 26, 2015,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 27, 2014 and December 28, 2013	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 29, 2012	33,047,807	$9,949	$917,831	$5,019	6,149,364	$(150,857)	$781,942
Net income	—	—	73,186	—	—	—	73,186
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(1,080)	—	—	(1,080)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 28, 2013	33,047,807	9,949	958,739	3,939	6,149,364	(150,857)	821,770
Net income	—	—	54,381	—	—	—	54,381
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	890	—	—	890
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 27, 2014	33,047,807	9,949	980,842	4,829	6,149,364	(150,857)	844,763
Net income	—	—	59,330	—	—	—	59,330
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(68)	—	—	(68)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 26, 2015	33,047,807	$9,949	$1,007,894	$4,761	6,149,364	$(150,857)	$871,747

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 26, 2015,	2015	2014	2013
December 27, 2014 and December 28, 2013	(52 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$59,330	$54,381	$73,186
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	61,834	59,004	51,068
Amortization	8,280	7,865	7,207
Gain on disposition of fixed assets	(54)	(2,630)	(2,033)
Impairment of fixed assets	-	-	2,088
Gain on sale of marketable securities	(27)	(63)	(1,775)
Gain on sale of intangible assets	-	-	(780)
Deferred income taxes	(212)	3,235	11,402
Changes in operating assets and liabilities:
Inventories	10,242	811	4,791
Accounts receivable and prepaid expenses	(17,127)	(13,588)	(10,512)
Income taxes recoverable	(1,054)	(612)	-
Accounts payable and other liabilities	14,403	17,230	7,056
Income taxes payable	-	(1,628)	269
Other	1,118	(895)	665
Net cash provided by operating activities	136,733	123,110	142,632
Cash flows from investing activities:
Purchase of property and equipment	(90,210)	(79,177)	(128,055)
Proceeds from the sale of property and equipment	1,929	3,614	4,451
Purchase of marketable securities	(31,329)	(20,118)	(12,635)
Proceeds from maturities of marketable securities	3,201	4,050	1,150
Proceeds from the sale of marketable securities	9,171	7,668	30,170
Purchase of intangible assets	(2,649)	(1,479)	(937)
Proceeds from sale of intangible assets	-	-	780
Change in SERP investment	42	(369)	(1,694)
Net cash used in investing activities	(109,845)	(85,811)	(106,770)
Cash flows from financing activities:
Dividends paid	(32,278)	(32,278)	(32,278)
Net cash used in financing activities	(32,278)	(32,278)	(32,278)
Net (decrease) increase in cash and cash equivalents	(5,390)	5,021	3,584
Cash and cash equivalents at beginning of year	22,986	17,965	14,381
Cash and cash equivalents at end of year	$17,596	$22,986	$17,965

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  The Company’s operations are reported as a single reportable segment.  There was no material change in the nature of the Company's business during fiscal 2015.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December.  Fiscal 2015 was comprised of 52 weeks, ending on December 26, 2015.  Fiscal 2014 was comprised of 52 weeks, ending on December 27, 2014.  Fiscal 2013 was comprised of 52 weeks, ending on December 28, 2013.  References to years in this Annual Report relate to fiscal years.

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

(e)  Correction for Immaterial Prior Period Misstatements

The Company corrected the “Loss (gain) on disposition/impairment of fixed assets” originally reported as a net loss of $55,000 in the 2013 Consolidated Statement of Cash Flows into the “Gain on disposition of fixed assets” of $2.0 million and the “Impairment of fixed assets” of $2.1 million. There is no cash impact on the 2013 Consolidated Statement of Cash Flows related to this change, since both line items still net to the originally reported $55,000.

(f)  Cash and Cash Equivalents

The Company maintains its cash balances in the form of core checking accounts and money market accounts.  The Company maintains cash deposits with banks that at times exceed applicable insurance limits.  The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company considers investments with an original maturity of three months or less to be cash equivalents.  Investment amounts classified as cash equivalents as of December 26, 2015 and December 27, 2014 totaled $7.7 million and $14.4 million, respectively.

(g)  Investments

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

(h)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $1,967,000 and $1,578,000 as of December 26, 2015 and December 27, 2014, respectively.  The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants.  The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.  Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

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

(j)  Property and Equipment

Property and equipment are recorded at cost.  Depreciation is provided on the cost of buildings and improvements and equipment using the straight-line method.

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

(k)  Goodwill and Intangible Assets

Intangible assets with an indefinite useful life are not amortized until their useful life is determined to be no longer indefinite and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  Goodwill is not amortized but tested for impairment for each reporting unit on an annual basis and between annual tests when indicators of impairment are identified.

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

The Company’s intangible assets and related accumulated amortization at December 26, 2015 and December 27, 2014 consisted of the following:

		December 26, 2015			December 27, 2014
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Lease Acquisitions	3,654	2,604	1,050	3,654	2,418	1,236
Liquor Licenses	5,965	-	5,965	3,358	-	3,358
Customer Lists	162	15	147	120	10	110
Total	$9,781	$2,619	$7,162	$7,132	$2,428	$4,704

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 30 years.  Estimated amortization expense for the next five fiscal years is approximately $191,000 in 2016,  $191,000 in 2017,  $191,000 in 2018,  $191,000 in 2019 and $188,000 in 2020.  As of December 26, 2015, the Company’s intangible assets with indefinite lives consisted of goodwill and Pennsylvania liquor licenses.

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

(m)  Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  Currently, closed stores have remaining lease terms ranging from one to three years, and the liabilities associated with these closed store leases are paid over the terms of the lease.  Closed store lease liabilities totaled $212,000 and $955,000 as of December 26, 2015 and December 27, 2014, respectively.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term.  Store closings are generally completed within one year after the decision to close.  Adjustments to closed store liabilities and other exit costs primarily relate to changes in sublease income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the changes become known.  Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that no longer is needed for its originally intended purpose, is adjusted to income in the proper period. Inventory write-downs, if any, in connection with store closings are classified in cost of sales.  Costs to transfer inventory and equipment from closed stores are expensed as incurred.

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business:

Future Lease
(dollars in thousands)	Obligations
Balance at December 28, 2013	$1,193
Additions	119
Payments	(375)
Adjustments	18
Balance at December 27, 2014	955
Additions	0
Payments	(578)
Adjustments	(165)
Balance at December 26, 2015	$212

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(n)  Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company was liable for associate health claims up to an annual maximum of $1,250,000 per member prior to March 1, 2013, $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of and after March 1, 2014.  As of March 1, 2014, the Company purchased stop loss insurance which carries a $500,000 specific deductible with a $250,000 aggregating deductible.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

(o)  Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in our Consolidated Financial Statements.  Refer to Note 8 to the Consolidated Financial Statements for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense.

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

(r)  Cost of Sales, Including Warehousing and Distribution Expenses

“Cost of sales, including warehousing and distribution expenses” consists of direct product costs (net of discounts and allowances), distribution center and transportation costs, as well as manufacturing facility operations.

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

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(s)  Vendor Allowances (continued)

Vendor allowances recorded as credits in cost of sales totaled $97.0 million in 2015,  $89.5 million in 2014 and $76.4 million in 2013.  Vendor paid cooperative advertising credits totaled $17.1 million in 2015,  $16.0 million in 2014 and $16.0 million in 2013.  These credits were netted against advertising costs within “Operating, general and administrative expenses.”  The Company had accounts receivable due from vendors of $842,000 and $395,000 for earned advertising credits and $8.1 million and $5.7 million for earned promotional discounts as of December 26, 2015 and December 27, 2014, respectively.  The Company had $823,000 and $734,000 in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 26, 2015 and December 27, 2014, respectively.

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

(u)  Advertising Costs

The Company expenses advertising costs as incurred.  The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $23.1 million in 2015,  $24.6 million in 2014 and $23.5 million in 2013 in “Operating, general and administrative expenses.”

(v)  Rental Income

The Company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”  All leases are operating leases, as disclosed in Note 5.

(w) Basis of Presentation

In conjunction with the September 26, 2015 quarterly financial statement close process, and while researching alternative methods to calculate retained claim liability for the Company’s self-insured workers compensation and general liability insurance programs, the Company discovered errors in the application of the actuarial methods used to estimate the obligation of future payments resulting from claims due to past events.  These errors primarily related to the Company’s selection of loss development factors and the application of such factors to the population of claims.  The impact of these prior period misstatements to the Company’s Consolidated Financial Statements resulted in the understatement of workers compensation and general liability expense with a corresponding understatement of self-insurance liabilities over multiple fiscal periods through June 27, 2015. Consequently, the Company has restated certain prior period amounts to correct these errors.

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108, the Company concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in the Company’s quarterly and annual financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.  As a result, amendment of such reports was not required.   In preparing the Company’s Consolidated Financial Statements for the thirteen and thirty-nine weeks ended September 26, 2015 and for each of the three years in the period ended December 26, 2015, the Company made appropriate revisions to its financial statements for historical periods.  Such changes were reflected in the financial results for the thirteen and thirty-nine weeks ended September 26, 2015 and are also reflected in the historical financial results included in these Consolidated Financial Statements.

The effect of these errors decreased net income by $786,000, or $0.03 per share, for the year ended December 27, 2014 and increased net income by $1.5 million, or $0.05 per share, for the year ended December 28, 2013.  These errors also increased total liabilities by $13.1 million at December 27, 2014 and reduced retained earnings by $13.7 million at December 29, 2012.  Additional information about these corrections, including a reconciliation of each financial statement line item affected, has been included in Note 7 to the Company’s Consolidated Financial Statements contained in its Quarterly Report on Form 10-Q for the period ended September 26, 2015.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(x)  Current Relevant Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  ASU 2014-08 amends guidance on reporting discontinued operations only if the disposal of a component of an entity or group of components of an entity represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. It also allows companies to have significant continuing involvement and continuing cash flows with the discontinued operations. Additional disclosures are also required for discontinued operations and individually material disposal transactions that do not meet the definition of a discontinued operation.  The standard should be applied prospectively for all disposals of components of an entity and for all businesses that, on acquisition, are classified as held for sale that occurred within annual periods beginning on or after December 15, 2014, including interim periods within that reporting period.  Adoption of the ASU did not have an impact on the Company’s 2015 Consolidated Financial Statements.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330):  Simplifying the Measurement of Inventory.  ASU 2015-11 amends guidance on the measurement of inventory from lower of cost or market to net realizable value.  The amendment applies to all inventory other than those measured by Last-In-First-Out (LIFO) and the Retail Inventory Method (RIM).  The amendment is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is permitted.  Adoption of the new ASU will not have a material impact on the Company’s Consolidated Financial Statements.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.  ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The Company adopted ASU 2015-17 for the fiscal year ended December 26, 2015 and applied it retrospectively. The Company reclassified $5.8 million out of “Total current liabilities” related to “Deferred income taxes” in the December 27, 2014 Consolidated Balance Sheet and into noncurrent “Deferred income taxes.”

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(x)  Current Relevant Accounting Standards (continued)

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842).  ASU 2016-02 requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms more than 12 months.  Current guidance only requires capital leases to be recognized on the balance sheet.  However, the ASU 2016-02 now requires that both capital and operating leases be recognized on the balance sheet.  The effect on cash flows will strictly depend on whether the lease is classified as an operating lease or capital lease.  The ASU 2016-02 will require disclosures to aid investors and other financial statement users to better understand the amount, timing and uncertainty of the cash flows arising from leases.  These disclosures are to include qualitative and quantitative information about the amounts recorded in the financial statements.  This update remains unchanged for lessors. However, new guidance contains targeted improvements to align, where necessary, the lessor’s accounting with the lessee’s accounting standards.  ASU 2016-02 will become effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

Note 2  Investments

The Company’s marketable securities are all classified as available-for-sale within “Current Assets” in the Company’s Consolidated Balance Sheets.  FASB has established three levels of inputs that may be used to measure fair value:

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

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment advisory firm(s), which include various third party pricing services.  These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value.  In addition, the Company engages an independent firm to value a sample of the Company’s municipal bond holdings annually in order to validate the investment’s assigned fair value.

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment income” on the Company’s Consolidated Statements of Income.

Marketable securities, as of December 26, 2015 and December 27, 2014, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 26, 2015	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,682	$-	$7,880
Level 2
Municipal bonds	82,347	1,468	(66)	83,749
	$83,545	$8,150	$(66)	$91,629

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 27, 2014	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,683	$-	$7,881
Level 2
Municipal bonds	64,561	1,613	(96)	66,078
	$65,759	$8,296	$(96)	$73,959

WEIS MARKETS, INC.

Note 2  Investments (continued)

Maturities of marketable securities classified as available-for-sale at December 26, 2015, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$9,775	$9,839
Due after one year through five years	52,426	53,285
Due after five years through ten years	20,146	20,625
Equity securities	1,198	7,880
	$83,545	$91,629

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates which allows them to defer income to future periods.  Participants in the plans earn a return on their deferrals based on mutual fund investments.  The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans.  Such investments are reported on the balance sheet as SERP investments, are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in investment income.  The changes in the underlying liability to the employee are recorded in operating expenses.

Note 3  Inventories

Merchandise inventories, as of December 26, 2015 and December 27, 2014, were valued as follows:

(dollars in thousands)	2015	2014
LIFO	$181,321	$193,621
Average cost	48,078	46,020
	$229,399	$239,641

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances.  If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $81,347,000 and $79,933,000 higher than as reported on the above methods as of December 26, 2015 and December 27, 2014, respectively. During 2015, the Company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4  Property and Equipment

Property and equipment, as of December 26, 2015 and December 27, 2014, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2015	2014
Land		$106,125	$103,240
Buildings and improvements	10-60	586,903	544,309
Equipment	3-12	949,975	911,169
Leasehold improvements	5-20	190,249	193,842
Total, at cost		1,833,252	1,752,560
Less accumulated depreciation and amortization		1,094,267	1,035,700
		$738,985	$716,860

WEIS MARKETS, INC.

Note 5  Lease Commitments

At December 26, 2015, the Company leased approximately 50% of its open store facilities under operating leases that expire at various dates through 2029.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense.  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term.  Additionally, the Company has operating leases for certain transportation and other equipment.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2015	2014	2013
Minimum annual rentals	$34,794	$35,183	$32,817
Contingent rentals	452	409	386
Lease or sublease income	(7,069)	(6,881)	(6,452)
	$28,177	$28,711	$26,751

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining non-cancelable lease terms in excess of one year as of December 26, 2015.

(dollars in thousands)	Leases	Subleases
2016	$32,237	$(3,151)
2017	30,492	(3,148)
2018	28,413	(2,486)
2019	23,214	(1,604)
2020	17,096	(1,355)
Thereafter	62,410	(6,500)
	$193,862	$(18,244)

The Company has $32,000 accrued as of December 26, 2015 and had $455,000 accrued as of December 27, 2014, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received.  The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

WEIS MARKETS, INC.

 Note 6  Retirement Plans

The Company has a retirement savings plan, the Weis Markets, Inc. Retirement Savings Plan, covering substantially all full-time associates.  The plan has a contributory component as well as a noncontributory profit-sharing component for certain associates.  The noncontributory component covers eligible associates which included certain salaried associates, store management and administrative support personnel.  The Company also has three non-qualified supplemental retirement plans covering highly compensated employees of the Company.  The Company’s policy is to fund retirement plan costs as accrued, with the exception of the deferred compensation plan.  Employer contributions to the qualified retirement plans are made at the sole discretion of the Company.

Retirement plan costs:

(dollars in thousands)	2015	2014	2013
Retirement savings plan	3,161	3,010	3,465
Deferred compensation plan	(318)	1,328	126
Supplemental executive retirement plan	484	1,061	2,025
Deferred compensation plan for pharmacists	(165)	(228)	178
	$3,162	$5,171	$5,794

The Company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy.  Currently, there are no active officers in the plan.  The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate.  The plan is unfunded and accounted for on an accrual basis.  The recorded liability at December 26, 2015 is $7,264,000, which is based on expected payments to be made over the remaining lives of the beneficiaries.  This amount is included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets.  The expected payment amounts are approximately $1,975,000 for each of 2016 and 2017, and approximately $1,013,000 for the years thereafter dependent on the lives of the beneficiaries.

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates.  These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service.  These plans are unfunded and accounted for on an accrual basis.  Participants in these plans are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan once their yearly earnings exceed the IRS highly compensated threshold.  The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion.  The allocation among the various plan participants is made in both flat dollar amounts and in relationship to their compensation.  Plan participants are 100% vested in their accounts after six years of service with the Company.  Benefits are distributed among participants upon reaching the applicable retirement age.  Substantial risk of benefit forfeiture does exist for participants in these plans.  The present value of accumulated benefits amounted to $9,079,000 and $9,646,000 at December 26, 2015 and December 27, 2014, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

The Company has no other postretirement benefit plans.

WEIS MARKETS, INC.

Note 7  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 28, 2013	$3,939

Other comprehensive income before reclassifications	927
Amounts reclassified from accumulated other comprehensive income	(37)
Net current period other comprehensive income	890
Accumulated other comprehensive income balance as of December 27, 2014	$4,829

Other comprehensive loss before reclassifications	(52)
Amounts reclassified from accumulated other comprehensive income	(16)
Net current period other comprehensive loss	(68)
Accumulated other comprehensive income balance as of December 26, 2015	$4,761

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended December 26, 2015, December 27, 2014 and December 28, 2013.

		Gains Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
(dollars in thousands)	Location	2015	2014	2013
Unrealized gains on available-for-sale marketable securities
	Investment income	$27	$63	$1,774
	Provision for income taxes	(11)	(26)	(730)
Total amount reclassified, net of tax		$16	$37	$1,044

WEIS MARKETS, INC.

Note 8  Income Taxes

The provision (benefit) for income taxes consists of:

(dollars in thousands)	2015	2014	2013
Current:
Federal	$29,888	$24,809	$26,994
State	3,325	1,237	6,774
Deferred:
Federal	(188)	2,559	8,973
State	(24)	676	2,429
	$33,001	$29,281	$45,170

The reconciliation of income taxes computed at the federal statutory rate (35% in 2015, 2014 and 2013) to the provision for income taxes is:

(dollars in thousands)	2015	2014	2013
Income taxes at federal statutory rate	$32,316	$29,282	$41,425
State income taxes, net of federal income tax benefit	1,112	1,436	5,981
Other	(427)	(1,437)	(2,236)
Provision for income taxes (effective tax rate 35.7%, 35.0% and 38.2%, respectively)	$33,001	$29,281	$45,170

Cash paid for federal income taxes was $28.0 million,  $25.0 million and  $26.4 million in 2015, 2014 and 2013 respectively.  Cash paid for state income taxes was $2.2 million, $1.8 million and $3.5 million in 2015, 2014 and 2013 respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 26, 2015 and December 27, 2014, are:

(dollars in thousands)	2015	2014
Deferred tax assets:
Accounts receivable	$813	$615
Compensated absences	983	362
Long term employment incentives	3,143	1,161
Employee benefit plans	10,485	10,734
General liability insurance	4,048	3,655
Postretirement benefit obligations	5,906	7,676
Net operating loss carryforwards	5,926	6,218
Other	2,173	1,359
Total deferred tax assets	33,477	31,780
Deferred tax liabilities:
Inventories	(6,808)	(7,459)
Unrealized gains on marketable securities	(3,323)	(3,371)
Nondeductible accruals and other	(9,240)	(6,522)
Depreciation	(111,126)	(111,708)
Total deferred tax liabilities	(130,497)	(129,060)
Net deferred tax liability	$(97,020)	$(97,280)

The Company adopted ASU 2015-17 for the fiscal year ended December 26, 2015 and applied it retrospectively. The Company reclassified $5.8 million out of “Total current liabilities” related to “Deferred income taxes” in the December 27, 2014 Consolidated Balance Sheet and into noncurrent “Deferred income taxes.”

WEIS MARKETS, INC.

Note 8  Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2015	2014
Unrecognized tax benefits at beginning of year	$-	$-
Increases based on tax positions related to the current year	1,264	-
Additions for tax positions of prior year	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Expiration of the statute of limitations for assessment of taxes	-	-
Unrecognized tax benefits at end of year	$1,264	$-

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,264,000 in 2015 and $0 in 2014.

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2008.  The Company or one of its subsidiaries files tax returns in various states.  The tax years subject to examination in Pennsylvania, where the majority of the Company's revenues are generated, are 2011 to 2015.

The Company has net operating loss carryforwards of $88.5 million available for state income tax purposes.  The net operating losses will begin to expire starting in 2027.  The Company expects to fully utilize these net operating loss carryforwards.

Note 9  Acquisition of Business

Fiscal 2015 Acquisitions

The Company paid $7.9 million for the property and equipment related to the purchase of a store in Hanover, Pennsylvania on August 31, 2015 from C&S Wholesale Grocers to expand current market share.  The purchase price was allocated between land, building and equipment of $1.9 million, $5.9 million and $112,000, respectively, in accordance with our accounting policies for business combinations.  No Goodwill was recognized.

Fiscal 2014 Acquisitions

There were no acquisitions for fiscal 2014.

Fiscal 2013 Acquisitions

There were no acquisitions for fiscal 2013.

WEIS MARKETS, INC.

Note 10  Summary of Quarterly Results (Unaudited)

Quarterly financial data for 2015 and 2014 are as follows:

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 28, 2015	June 27, 2015	September 26, 2015	December 26, 2015
Net sales	$712,426	$718,380	$711,879	$734,063
Gross profit on sales	195,115	198,919	194,147	198,551
Net income	13,323	16,644	12,788	16,575
Basic and diluted earnings per share	.50	.62	.48	.61

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 29, 2014	June 28, 2014	September 27, 2014	December 27, 2014
Net sales	$687,127	$691,875	$683,893	$713,788
Gross profit on sales	186,768	187,724	185,677	192,793
Net income	14,570	12,602	13,511	13,698
Basic and diluted earnings per share	.54	.47	.50	.51

Note 11  Fair Value Information

The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments.  The fair values of the Company’s marketable securities, as disclosed in Note 2, are based on quoted market prices and institutional pricing guidelines for those securities not classified as Level 1 securities. The Company’s SERP investments are classified as trading securities and are carried at fair value using Level 1 inputs.

Note 12  Commitments and Contingencies

The Company is involved in various legal actions arising out of the normal course of business.  The Company also accrues for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on experience.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

At December 26, 2015, the Company had a $30 million line of credit, of which $16.9 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.  The Company has a $50 million short-term credit facility agreement to fund future financing activities.

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Weis Markets, Inc.

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the 52 week periods ended December 26, 2015 and December 27, 2014. Our audits also included the financial statement schedule for each of the 52 week periods ended December 26, 2015 and December 27, 2014 at Item 15(c)(3). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 26, 2015 and December 27, 2014, and the consolidated results of its operations and its cash flows for each of the 52 week periods ended December 26, 2015 and December 27, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the 52 week periods ended December 26, 2015 and December 27, 2014, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weis Markets, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), and our report dated March 18, 2016, expressed an unqualified opinion thereon.

/S/Ernst & Young LLP

Philadelphia, Pennsylvania
March 18, 2016

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Weis Markets, Inc.

We have audited Weis Markets Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework)  (the COSO criteria). Weis Markets, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Weis Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Weis Markets, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the 52 week periods ended December 26, 2015 and December 27, 2014 of Weis Markets, Inc. and our report dated March 18, 2016 expressed an unqualified opinion thereon.

/S/Ernst & Young LLP

Philadelphia, Pennsylvania
March 18, 2016

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Weis Markets, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December  28, 2013. Our audit of the basic Consolidated Financial Statements included the financial statement schedule listed in the index appearing under Item 15(c)(3).  These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the results of operations and cash flows of Weis Markets, Inc. for the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic Consolidated Financial Statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/Grant Thornton LLP

Philadelphia, Pennsylvania
March 18, 2016

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 framework). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2015.

A s previously disclosed in Item 4 of our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015, management concluded that there was a material weakness in internal controls over the preparation and review of our self-insurance reserve calculations and that our internal controls over financial reporting were not designed to prevent or detect a material error as of September 26, 2015.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness resulted in an understatement of those reserves in our previously issued financial statements. The impact of those errors was corrected and presented in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015.   Subsequent to the quarter ended September 26, 2015, the Company engaged a casualty actuarial services company to perform an actuarial analysis to assist in the determination of the appropriate reserve balances.  The Company also implemented management review controls over the completeness, accuracy and reasonableness of the actuary’s estimate of the reserve balance.  Based upon the remedial actions taken and our testing and evaluation of the design and operating effectiveness of these internal controls, we have concluded the material weakness in internal control over financial reporting related to the preparation and review of our self-insurance reserves calculations was remediated as of December 26, 2015.

WEIS MARKETS, INC.

Item 9a.  Controls and Procedures: (continued)

Management's Report on Internal Control Over Financial Reporting (continued)

Ernst & Young LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 26, 2015. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 26, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.    Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2016 are incorporated herein by reference.

Item 11.    Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2016 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2016 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2016 are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2016 is incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules:

(a)(1)    The Company’s 2015 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2)  Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 48 of this Annual Report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

WEIS MARKETS, INC.

Item 15.    Exhibits, Financial Statement Schedules: (continued)

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-A	Retirement Savings Plan, amended January 1, 2015 and filed with this Annual Report on Form 10-K.
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

WEIS MARKETS, INC.

Item 15(c)(3).    Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(dollars in thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Accounts		Deductions	End of
Description	of Period	Expenses	Describe		Describe (1)	Period
Fiscal Year ended December 26, 2015:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,578	$1,438	$	---	$1,049	$1,967

Fiscal Year ended December 27, 2014:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,882	$577	$	---	$881	$1,578

Fiscal Year ended December 28, 2013:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,526	$1,320	$	---	$964	$1,882

(1) Deductions are uncollectible accounts written off, net of recoveries.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/18/2016	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/18/2016	S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director (principal executive officer)

Date 03/18/2016	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date 03/18/2016	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development and Secretary
and Director

Date 03/18/2016	/S/Dennis G. Hatchell
Dennis G. Hatchell
Director

Date 03/18/2016	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date 03/18/2016	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date 03/18/2016	/S/Jeanette R. Rogers
Jeanette R. Rogers
Corporate Controller
(principal accounting officer)