Form 10-Q
period 2016-03-26
WEIS MARKETS INC
filed 2016-05-05
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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

As of May 5, 2016, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

	March 26, 2016	December 26, 2015
(dollars in thousands)	(unaudited)
Assets
Current:
Cash and cash equivalents	$30,401	$17,596
Marketable securities	78,561	91,629
SERP investment	9,842	9,079
Accounts receivable, net	82,994	88,083
Inventories	226,047	229,399
Prepaid expenses and other current assets	16,629	17,198
Income taxes recoverable	-	1,666
Total current assets	444,474	454,650
Property and equipment, net	745,679	738,985
Goodwill	35,162	35,162
Intangible and other assets, net	7,663	7,162
Total assets	$1,232,978	$1,235,959

Liabilities
Current:
Accounts payable	$138,697	$160,441
Accrued expenses	43,616	37,819
Accrued self-insurance	17,301	16,770
Deferred revenue, net	4,382	6,898
Income taxes payable	11,107	-
Total current liabilities	215,103	221,928
Postretirement benefit obligations	13,362	14,368
Accrued self-insurance	22,761	22,761
Deferred income taxes	96,326	97,020
Other	962	8,135
Total liabilities	348,514	364,212
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,019,953	1,007,894
Accumulated other comprehensive income
(Net of deferred taxes of $3,782 in 2016 and $3,323 in 2015)	5,419	4,761
	1,035,321	1,022,604
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	884,464	871,747
Total liabilities and shareholders’ equity	$1,232,978	$1,235,959

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands, except shares and per share amounts)	March 26, 2016	March 28, 2015
Net sales	$738,204	$712,426
Cost of sales, including warehousing and distribution expenses	531,092	517,311
Gross profit on sales	207,112	195,115
Operating, general and administrative expenses	175,842	175,250
Income from operations	31,270	19,865
Investment income	637	532
Income before provision for income taxes	31,907	20,397
Provision for income taxes	11,778	7,074
Net income	$20,129	$13,323

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30
Basic and diluted earnings per share	$0.75	$0.50

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 26, 2016	March 28, 2015
Net income	$20,129	$13,323
Other comprehensive income by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains arising during period
(Net of deferred taxes of $570 and $13, respectively)	816	18
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $111 and $3, respectively)	(158)	(3)
Other comprehensive income, net of tax	658	15
Comprehensive income, net of tax	$20,787	$13,338

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net income	$20,129	$13,323
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	16,233	15,303
Amortization	2,135	1,996
(Gain) loss on disposition of fixed assets	(75)	8
Gain on sale of marketable securities	(269)	(6)
Deferred income taxes	(1,153)	(3,730)
Changes in operating assets and liabilities:
Inventories	3,352	3,093
Accounts receivable and prepaid expenses	5,658	4,608
Income taxes recoverable	1,666	612
Accounts payable and other liabilities	(21,239)	(10,030)
Income taxes payable	11,107	5,666
Other	525	183
Net cash provided by operating activities	38,069	31,026
Cash flows from investing activities:
Purchase of property and equipment	(29,935)	(20,624)
Proceeds from the sale of property and equipment	124	27
Purchase of marketable securities	(1,284)	(9,907)
Proceeds from the sale of marketable securities	15,213	3,191
Purchase of intangible assets	(549)	(644)
Change in SERP investment	(763)	(873)
Net cash used in investing activities	(17,194)	(28,830)
Cash flows from financing activities:
Dividends paid	(8,070)	(8,070)
Net cash used in financing activities	(8,070)	(8,070)
Net increase (decrease) in cash and cash equivalents	12,805	(5,874)
Cash and cash equivalents at beginning of year	17,596	22,986
Cash and cash equivalents at end of period	$30,401	$17,112

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

(2) Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition.  ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  In March 2016, the FASB issued ASU 2016-08 Revenue from Contracts with Customers (Topic 606), which amends the guidance in ASU 2014-09.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40)(Topic 718): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 provides guidance related to management’s responsibility to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern and to provide related note disclosures.  The new requirements are effective for the annual periods ending after December 15, 2016, and for interim periods and annual periods thereafter.  Early adoption is permitted.  Adoption of the new ASU will not have an impact on the Company’s Consolidated Financial Statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires that any effect on earnings due to depreciation, amortization or other income effects, due to a change to the provisional amounts be recorded in the current period’s financial statements as if the accounting had been completed at the acquisition date.  The portion of the amount recorded in the current-period earnings, which would have been recorded in the previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, must be presented separately on the face of the income statement or disclosed in the notes to the financial statements by line item.  The amendment is effective for the fiscal year beginning after December 15, 2015. The amendments are to be applied prospectively to any adjustments occurring after the effective date. Adoption of the ASU did not have an impact on the Company’s 2016 Consolidated Financial Statements.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2) Current Relevant Accounting Standards (continued)

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

In March 2016, the FASB issued ASU 2016-04 Liabilities – Extinguishments of Liabilities (Suptopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products.  ASU 2016-04 requires the debtor to derecognize a liability, such as a prepaid stored-value product, if and only if it has been extinguished by paying the creditor in cash, other financial assets, goods or services or if the debtor is relieved of its obligation legally, either judicially or by the creditor.  ASU 2016-04 also requires that an entity must disclose the methodology and specific judgements made in applying the breakage recognized.  ASU 2016-04 will become effective for the financial statements issued for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early application is permitted including adoption in an interim period.  The Company is currently in the process of evaluating the impact of adoption of the ASU on its Consolidated Financial Statements.

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

The Company’s marketable securities valued using Level 1 inputs include highly liquid equity securities, for which quoted market prices are available.  The Company’s municipal bond portfolio is valued using Level 2 inputs.  The Company’s municipal bonds are valued using a combination of pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs, which are considered Level 2 inputs.

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

The Company accrues interest on its municipal bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment Income” on the Company’s Consolidated Statements of Income.

Marketable securities, as of March 26, 2016 and December 26, 2015, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 26, 2016	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$7,659	$-	$8,857
Level 2
Municipal bonds	68,162	1,553	(11)	69,704
	$69,360	$9,212	$(11)	$78,561

	0
		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 26, 2015	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,682	$-	$7,880
Level 2
Municipal bonds	82,347	1,468	(66)	83,749
	$83,545	$8,150	$(66)	$91,629

Maturities of marketable securities classified as available-for-sale at March 26, 2016, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$5,401	$5,439
Due after one year through five years	46,389	47,209
Due after five years through ten years	16,372	17,056
Equity securities	1,198	8,857
	$69,360	$78,561

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

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 26, 2015	$4,761

Other comprehensive income before reclassifications	816
Amounts reclassified from accumulated other comprehensive income	(158)
Net current period other comprehensive income	658
Accumulated other comprehensive income balance as of March 26, 2016	$5,419

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended March 26, 2016 and March 28, 2015.

		Gains Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended
(dollars in thousands)	Location	March 26, 2016	March 28, 2015
Unrealized gains on available-for-sale marketable securities
	Investment income	$269	$6
	Provision for income taxes	(111)	(3)
Total amount reclassified, net of tax		$158	$3

(5) Income Taxes

Cash paid for federal income taxes was $0 and $4.5 million in the first quarter of 2016 and 2015, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Basis of Presentation

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

Based on an analysis of quantitative and qualitative factors in accordance with SEC Staff Accounting Bulletins 99 and 108, the Company concluded that these errors were not material to the consolidated financial position, results of operations or cash flows as presented in the Company’s quarterly and annual financial statements that have been previously filed in the Company’s Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.  As a result, amendment of such reports was not required.   In preparing the Company’s Consolidated Financial Statements for the thirteen and thirty-nine weeks ended September 26, 2015 and for each of the three years in the period ended December 26, 2015, the Company made appropriate revisions to its Consolidated Financial Statements for historical periods.  Such changes were reflected in the financial results for the thirteen and thirty-nine weeks ended September 26, 2015 and are also reflected in the historical financial results included in these Consolidated Financial Statements.

The effect of these errors increased net income by $214,000, or $0.01 per share, for the thirteen weeks ended March 28, 2015.  Additional information about these corrections, including a reconciliation of each financial statement line item affected, has been included in Note 7 to the Company’s Consolidated Financial Statements contained in its Quarterly Report on Form 10-Q for the period ended September 26, 2015.

WEIS MARKETS, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2015, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Overview

Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania.  Today, the Company ranks among the top 50 food and drug retailers in the United States in revenues generated. Currently, the Company operates 162 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income

			Percentage Changes
	13 Weeks Ended		2016 vs. 2015
(dollars in thousands except per share amounts)	March 26, 2016	March 28, 2015	13 Weeks Ended
Net sales	$738,204	$712,426	3.6%
Cost of sales, including warehousing and distribution expenses	531,092	517,311	2.7
Gross profit on sales	207,112	195,115	6.1
Gross profit margin	28.1%	27.4%
Operating, general and administrative expenses	175,842	175,250	0.3
O, G & A, percent of net sales	23.8%	24.6%
Income from operations	31,270	19,865	57.4
Operating margin	4.2%	2.8%
Investment income	637	532	19.7
Investment income, percent of net sales	0.1%	0.1%
Income before provision for income taxes	31,907	20,397	56.4
Income before provision for income taxes, percent of net sales	4.3%	2.9%
Provision for income taxes	11,778	7,074	66.5
Effective income tax rate	36.9%	34.7%
Net income	$20,129	$13,323	51.1%
Net income, percent of net sales	2.7%	1.9%
Basic and diluted earnings per share	$0.75	$0.50	50.0%

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

Total store sales increased 3.6% in the first quarter of 2016 compared to the same period in 2015.  Excluding fuel sales, total store  sales increased 3.6%.

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

Comparable store sales increased 3.6% in the first quarter of 2016 compared to the same quarter in 2015.  Excluding fuel sales, comparable store sales increased 3.7% in first quarter of 2016 compared to the same period in 2015.  The Company’s first quarter sales benefited from the Easter holiday period, which fell in the second quarter last year.  Management estimates the incremental holiday sales impact was approximately $7.1 million or an increase in comparable store sales of 1.0%.  While the first quarter sales experienced a surge due to the Easter holiday period shift, the second quarter sales will be adversely affected, as there is usually a slump in sales the week following the holiday.

The Company also attributes the increased sales to its continued strategic pricing investments and ongoing improvement of its store assortment by market.  This includes targeted promotional activity in key regional markets and its Everyday Lower Prices (EDLP) and Lowest Price Guarantee promotional programs. Compared to the first quarter of 2015, the Company experienced a  1.1% decrease in average sales per customer transaction in the first quarter of 2016, while identical customer store visits increased by 4.7%.

The Company’s results also benefited from improved store level, supply chain and store support efficiencies to deliver a better customer experience, which increased customer traffic and overall market share.    In addition,  the Weis Preferred Club Shopper program continues to target customer members with personalized offers and digital coupons to help them save money.  As part of this loyalty marketing program, the Company continues to offer its "Gas Rewards" program in most markets.  The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases.  Customers can redeem these gas discounts at any of the thirty-one Weis Gas-n-Go locations, as well as participating third-party gas retail locations such as Sheetz convenience stores, which are located in most of the Company’s markets.

Comparable center store sales increased 1.2% in the first quarter of 2016 compared to the same quarter in 2015.  Within center store sales, comparable frozen department sales increased 2.8% and comparable health and beauty care sales increased 3.0% in the first quarter of 2016 compared to the same quarter in 2015.  Both categories benefited from new promotional programs which began in January 2016.

Comparable fresh sales increased 5.2% in the first quarter of 2016 compared to the same quarter in 2015.  Within fresh sales, comparable produce, food service, bakery and floral department sales increased 6.4%, 11.0%, 13.2% and 29.1%, respectively, in the first quarter of 2016 compared to the same quarter of 2015. These increases are primarily due to the Easter holiday sales shift.   In addition to Easter sales, produce sales increased as a result of inflation during the first quarter of 2016.  Food service sales also increased due to the Company’s expanded lunch options and the rotisserie chicken program.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Net Sales (continued)

Comparable pharmacy sales increased 10.0% in the first quarter of 2016 compared to the same period in 2015. The pharmacy sales increase was driven by an increased number of filled prescriptions, primarily due to an increased acceptance of additional preferred third-party insurance plans as well as expanded pharmacy hours.

Comparable fuel sales decreased 9.1% in the first quarter of 2016 compared to the same quarter in 2015. The fuel sales decrease is mainly due to decreasing retail fuel prices.  According to the U.S. Department of Energy, the thirteen week average price of gasoline in the Central Atlantic States decreased 16.8% or $0.43 per gallon in the first quarter of 2016 compared to the same quarter in 2015.  While fuel prices decreased, the impact was minimized as a result of the Company selling additional gallons due to the timing of the current gas rewards redemption period ending.

Management remains confident in its ability to generate sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company's competitive position.

Cost of Sales and Gross Profit
Cost of sales consists of direct product costs (net of discounts and allowances), distribution center and transportation costs, as well as manufacturing facility operations.  Almost all of the increase in cost of sales in 2016, as compared to 2015 is due to the increased sales volume in 2016.  Both direct product cost and distribution cost increase when sales volume  increases.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.3% compared to an increase of 2.9% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. Despite the fluctuation of retail and wholesale prices, the Company has achieved a gross profit rate of 28.1% and 27.4% in the first quarter of 2016 and 2015, respectively.    The increase in gross profit rate was driven by a shift in sales mix from fuel to grocery sales which carry a higher profit margin.

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies.  As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores decreased 0.06% in the first quarter of 2016 compared to the first quarter of 2015.  Although the Company experienced a decrease in these costs, the decline was minimized due to higher fuel usage resulting from more store deliveries to meet the higher sales demand.  According to the U.S. Department of Energy, the thirteen week average diesel fuel price for the Central Atlantic States in the first quarter of 2016 was $2.27 per gallon compared to $3.20 per gallon in the same period in 2015, for an average decrease of $0.93 per gallon. Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain fairly steady throughout the rest of 2016.

Although the Company experienced product cost inflation and deflation in various commodities for the quarters presented, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses
Business operating costs including expenses generated from administration and purchasing functions, are recorded in "Operating, general and administrative expenses."  Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, depreciation, leasehold amortization and costs for outside provided services.  The majority of the increase in operating, general and administrative expenses were driven by increased sales.

The Company may not be able to recover rising expenses through increased prices charged to its customers.  The majority of our associates are paid hourly rates related to federal and state minimum wage laws.  The Company increased the base hourly rate for associates to $9 per hour, as of August 2, 2015, in order to attract and retain talented associates with a goal of delivering best-in-class customer service.  The Company has decided not to increase prices to offset this hourly wage rate increase.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor increased 0.2% compared to the first quarter of 2015.  The increase in base hourly rate for associates to $9 per hour and related wage compression had an estimated cost of $2.7 million in the first quarter of 2016.  Hourly wages also increased in 2016 due to the additional sales resulting from the Easter holiday shifting into the first quarter.  Increases in the employee related expenses were offset by savings realized from a store labor efficiency project.

The Company’s self-insured health care benefit expenses decreased $808,000 or 12.5% in the first quarter of 2016 compared to the same quarter last year.  The variance is mainly attributed to a decrease in claims costs.  However, the Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.  Based on the ACA definition of full time employment, there is approximately an 18% increase in full time employees, which is currently estimated to cost the Company $1.0 million annually.

Depreciation and amortization expense was $18.4 million, or 2.5% of net sales for the first quarter of 2016 compared to $17.3 million, or 2.4% of net sales for the first quarter of 2015.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

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

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses (continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands) March 26, 2016	Increase (Decrease)	Increase (Decrease) as a % of sales
Employee related expenses	$2,176	(0.2)%
Store advertising expense	$(730)	(0.1)%
Depreciation and amortization	$1,043	0.1%
Utility expense	$(1,430)	(0.2)%
Store supplies expense	$(544)	(0.1)%
General liability insurance expense	$(701)	(0.1)%

Employee-related expenses increased in dollars and as a percent of sales for the reasons noted above, primarily related to increases in the basic hourly rate and increases in sales volume. Hourly employees, particularly part-time employees, are required to work increased hours when there is growth in sales volume. Increases in employee related expenses were offset by savings realized from a store labor efficiency project.

Store advertising expense decreased due to reduced spending on direct mail and weekly ads, as well as advertising fewer grand re-openings in the first quarter of 2016 compared to 2015.

Depreciation and amortization increased in the first quarter of 2016 compared to the same quarter of 2015 as a result of the Company’s store capital expenditure program and technology investments.

Utility expense decreased in the first quarter of 2016 for the reasons noted above related to energy conservation efforts and procurement strategies, along with reduced electricity costs and usage and a reduction in the use of natural gas.

Store supplies expense decreased in the first quarter of 2016 due to planned purchasing changes which will be shifting store supplies expense from the first quarter of 2016 to future quarters.

General liability insurance expense decreased due to a reduced number of general liability payments in the first quarter of 2016 compared to the first quarter of 2015.

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

			Dollar
Analysis of Investment Income	13 Weeks Ended		Changes
(dollars in thousands)	March 26, 2016	March 28, 2015	2016 vs. 2015
Bond income	$571	$360	$211
Equity income	106	104	2
SERP investment	(40)	68	(108)
Investment income	$637	$532	$105

Bond income increased in the first quarter of of 2016 compared to the first quarter of 2015 as a result of recognizing gains on the sale of municipal bonds in the first quarter of 2016.

Provision for Income Taxes
The effective income tax rate was 36.9% and 34.7% for the first quarter of 2016 and 2015, respectively.  The increase in the effective income tax rate is due to an increase in the state tax expense.  The effect of this increase was partially offset by an increase in tax benefits related to food donations, the Domestic Production Activities Deduction and the Work Opportunity Tax Credit.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

During the first quarter of 2016, the Company generated $38.1 million in cash flows from operating activities compared to $31.0 million for the same period in 2015.  Cash flows from operating activities increased in the first quarter of 2016 as a result of increased sales, despite a decrease in accounts payable, compared to the first quarter of 2015.  Since the beginning of the fiscal year, working capital decreased 1.4%  in the first quarter of 2016  as compared to an increase of 0.2% in the first quarter of 2015.

Net cash used in investing activities was $17.2 million compared to $28.8 million in the first quarter of 2016 and 2015, respectively.  Property and equipment purchases during the first quarter of 2016 totaled $29.9 million compared to $20.6 million in the first quarter of 2015.  The increase was partially attributed to the Company purchasing four properties in the first quarter of 2016.    As a percentage of sales, capital expenditures were 4.1% and 2.9% in the first quarter of 2016 and 2015, respectively.  The sale of $15.2 million of marketable securities in the first quarter of 2016 reduced the Company’s net investing activities, whereas the Company purchased $9.9 million of marketable securities in the first quarter of 2015.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $140 million in its capital expansion program in 2016.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

Net cash used in financing activities was $8.1 million in the first quarter of 2016 and 2015, which solely consisted of dividend payments to shareholders.  As of March 26, 2016, the Company had a $30 million line of credit, of which $13.3 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.  The Company has a $50 million short-term facility agreement to fund future financing activities.

Total cash dividend payments on common stock, on a per share basis, amounted to $.30 in the first quarter of 2016 and 2015.  At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on May 16, 2016 to shareholders of record on May 2, 2016.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of March 26, 2016, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2029. The Company anticipates funding its working capital requirements and its $140.0 million 2016 capital expansion program through cash and investment reserves and future internally generated cash flows from operations.

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings.  The Company’s marketable securities portfolio currently consists of municipal bonds and equity securities.  Other short-term investments are classified as cash equivalents on the Consolidated Balance Sheets.

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2015 Annual Report on  Form 10-K.  There have been no changes to the Critical Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended March 26, 2016.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 26, 2015 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 26, 2015 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 26, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 26, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 05/05/2016	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 05/05/2016	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)