Form 10-Q
period 2016-06-25
WEIS MARKETS INC
filed 2016-07-28
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2016
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

As of July 28, 2016, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

	June 25, 2016	December 26, 2015
(dollars in thousands)	(unaudited)
Assets
Current:
Cash and cash equivalents	$34,255	$17,596
Marketable securities	78,380	91,629
SERP investment	10,343	9,079
Accounts receivable, net	69,799	88,083
Inventories	223,798	229,399
Prepaid expenses and other current assets	15,737	17,198
Income taxes recoverable	-	1,666
Total current assets	432,312	454,650
Property and equipment, net	753,521	738,985
Goodwill	35,162	35,162
Intangible and other assets, net	7,794	7,162
Total assets	$1,228,789	$1,235,959

Liabilities
Current:
Accounts payable	$136,463	$160,441
Accrued expenses	43,624	37,819
Accrued self-insurance	17,038	16,770
Deferred revenue, net	4,195	6,898
Income taxes payable	4,406	-
Total current liabilities	205,726	221,928
Postretirement benefit obligations	14,043	14,368
Accrued self-insurance	22,761	22,761
Deferred income taxes	93,056	97,020
Other	1,038	8,135
Total liabilities	336,624	364,212
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,027,148	1,007,894
Accumulated other comprehensive income
(Net of deferred taxes of $4,134 in 2016 and $3,323 in 2015)	5,925	4,761
	1,043,022	1,022,604
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	892,165	871,747
Total liabilities and shareholders’ equity	$1,228,789	$1,235,959

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands, except shares and per share amounts)	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net sales	$730,433	$718,380	$1,468,637	$1,430,806
Cost of sales, including warehousing and distribution expenses	528,495	519,461	1,059,588	1,036,772
Gross profit on sales	201,938	198,919	409,049	394,034
Operating, general and administrative expenses	177,881	173,353	353,723	348,603
Income from operations	24,057	25,566	55,326	45,431
Investment income	682	585	1,319	1,117
Income before provision for income taxes	24,739	26,151	56,645	46,548
Provision for income taxes	9,474	9,507	21,252	16,581
Net income	$15,265	$16,644	$35,393	$29,967

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.60	$0.60
Basic and diluted earnings per share	$0.57	$0.62	$1.32	$1.12

See accompanying notes to Consolidated Financial Statements

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income	$15,265	$16,644	$35,393	$29,967
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $353 and $88, respectively for the 13 Weeks Ended and $922 and $76, respectively for the 26 Weeks Ended)	506	(127)	1,322	(109)
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $0 and $4, respectively for the 13 Weeks Ended and $111 and $7, respectively for the 26 Weeks Ended)	-	(5)	(158)	(8)
Other comprehensive income (loss), net of tax	506	(132)	1,164	(117)
Comprehensive income, net of tax	$15,771	$16,512	$36,557	$29,850

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(dollars in thousands)	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net income	$35,393	$29,967
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	32,481	30,622
Amortization	4,506	4,140
Loss (gain) on disposition of fixed assets	58	(271)
Gain on sale of marketable securities	(269)	(15)
Deferred income taxes	(4,775)	(7,169)
Changes in operating assets and liabilities:
Inventories	5,601	8,680
Accounts receivable and prepaid expenses	19,745	4,314
Income taxes recoverable	1,666	612
Accounts payable and other liabilities	(25,187)	(14,240)
Income taxes payable	4,406	6,836
Other	729	442
Net cash provided by operating activities	74,354	63,918
Cash flows from investing activities:
Purchase of property and equipment	(54,474)	(38,979)
Proceeds from the sale of property and equipment	146	1,285
Purchase of marketable securities	(1,284)	(13,512)
Proceeds from maturities of marketable securities	835	600
Proceeds from the sale of marketable securities	15,213	6,553
Purchase of intangible assets	(728)	(1,446)
Change in SERP investment	(1,264)	(1,388)
Net cash used in investing activities	(41,556)	(46,887)
Cash flows from financing activities:
Dividends paid	(16,139)	(16,139)
Net cash used in financing activities	(16,139)	(16,139)
Net increase in cash and cash equivalents	16,659	892
Cash and cash equivalents at beginning of year	17,596	22,986
Cash and cash equivalents at end of period	$34,255	$23,878

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Significant Accounting Policies
Basis of Presentation:  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included.  The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements and there were no material subsequent events which require additional disclosure, other than the May 2016 and July 2016 definitive agreements to purchase the Mars Super Market and Food Lion Supermarket locations as disclosed in Note (6).  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K.

(2) Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition.  ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  In March, April and May of 2016 the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, Revenue from Contracts with Customers (Topic 606) which amends the guidance in ASU 2014-09.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently in the process of evaluating the impact of adoption of the ASU.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  ASU 2015-16 requires that any effect on earnings due to depreciation, amortization or other income effects, due to a change to the provisional amounts be recorded in the current period’s financial statements as if the accounting had been completed at the acquisition date.  The portion of the amount recorded in the current-period earnings, which would have been recorded in the previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date, must be presented separately on the face of the income statement or disclosed in the notes to the financial statements by line item.  The amendment is effective for the fiscal year beginning after December 15, 2015. The amendments are to be applied prospectively to any adjustments occurring after the effective date. Adoption of the ASU did not have a current impact on the Company’s 2016 Consolidated Financial Statements.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(2) Current Relevant Accounting Standards (continued)

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 generally requires that equity investments (excluding equity method investments) be measured at fair value with changes in fair value recognized in net income.  ASU 2016-01 also modifies certain disclosure requirements related to financial assets and liabilities. Under existing GAAP, changes in fair value of available-for-sale equity investments are recorded in other comprehensive income.  The Company expects that the adoption of ASU 2016-01 will likely have an impact on the net income reported in the Company’s Consolidated Statements of Income but it is not expected to significantly impact the Company’s comprehensive income or shareholders’ equity.  The amendment is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with the cumulative effect of the adoption made to the balance sheet as of the date of adoption.  Adoption will result in a reclassification of the related accumulated unrealized appreciation, net of applicable deferred income taxes, currently included in accumulated other comprehensive income to retained earnings, resulting in no impact on the Company’s shareholders’ equity.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842).  ASU 2016-02 requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms more than 12 months.  Current guidance only requires capital leases to be recognized on the balance sheet.  However, the ASU 2016-02 now requires that both capital and operating leases be recognized on the balance sheet.  The effect on cash flows will strictly depend on whether the lease is classified as an operating lease or capital lease.  The ASU 2016-02 will require disclosures to aid investors and other financial statement users to better understand the amount, timing and uncertainty of the cash flows arising from leases.  These disclosures are to include qualitative and quantitative information about the amounts recorded in the financial statements.  This update will have limited impacts on the accounting for leases by lessors. However, new guidance contains targeted improvements to align, where necessary, the lessor’s accounting with the lessee’s accounting standards.  ASU 2016-02 will become effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years.  Although the Company has not completed its assessment, the Company expects that the adoption of ASU 2016-02 will have a significant impact on the Company’s Consolidated Balance Sheets.

In March 2016, the FASB issued ASU 2016-04 Liabilities – Extinguishments of Liabilities (Suptopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products.  ASU 2016-04 requires the debtor to derecognize a liability, such as a prepaid stored-value product, if and only if it has been extinguished by paying the creditor in cash, other financial assets, goods or services or if the debtor is relieved of its obligation legally, either judicially or by the creditor.  ASU 2016-04 also requires that an entity must disclose the methodology and specific judgements made in applying the breakage recognized.  ASU 2016-04 will become effective for the financial statements issued for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early application is permitted including adoption in an interim period.  The Company is currently in the process of evaluating the impact of adoption of the ASU.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements.

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

Marketable securities, as of June  25, 2016 and December 26, 2015, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 25, 2016	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$8,102	$-	$9,300
Level 2
Municipal bonds	67,123	1,968	(11)	69,080
	$68,321	$10,070	$(11)	$78,380

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 26, 2015	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,682	$-	$7,880
Level 2
Municipal bonds	82,347	1,468	(66)	83,749
	$83,545	$8,150	$(66)	$91,629

Maturities of marketable securities classified as available-for-sale at June  25, 2016, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$6,142	$6,188
Due after one year through five years	44,922	45,824
Due after five years through ten years	16,059	17,068
Equity securities	1,198	9,300
	$68,321	$78,380

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Investments (continued)

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates which allows them to defer income to future periods.  Participants in the plans earn a return on their deferrals based on mutual fund investments.  The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans.  Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income” on the Company’s Consolidated Statements of Income. The changes in the underlying liability to the associate are recorded in “Operating, general and administrative expenses.”

(4)  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 26, 2015	$4,761

Other comprehensive income before reclassifications	1,322
Amounts reclassified from accumulated other comprehensive income	(158)
Net current period other comprehensive income	1,164
Accumulated other comprehensive income balance as of June 25, 2016	$5,925

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended June  25, 2016 and June  27, 2015.

		Gains Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	Location	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Unrealized gains on available-for-sale marketable securities
	Investment income	$-	$9	$269	$15
	Provision for income taxes	-	(4)	(111)	(7)
Total amount reclassified, net of tax		$-	$5	$158	$8

(5) Income Taxes

Cash paid for federal income taxes was $17.5 million and $15.5 million in the first half of 2016 and 2015, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Acquisitions

In May 2016, the Company announced plans to purchase five Mars Super Market stores located in Maryland.  The Company will acquire these locations and operations in an effort to expand its presence in the Baltimore County region and plans to complete the acquisition in the third quarter of 2016.

In July 2016, the Company announced it had reached a definitive agreement with Food Lion, LLC to purchase the assets of 38 Food Lion Supermarket locations operating in the states of Maryland, Virginia and Delaware.  The completion of the intended purchase, pending regulatory approval, is estimated to be completed in the fourth quarter of 2016.  With this purchase 21 Maryland stores, 13 Virginia stores, and 4 Delaware stores, will be added to the Company’s store count.

(7) Basis of Presentation

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

The effect of these errors increased net income by $214,000, or $0.01 per share, for the thirteen weeks ended June 27, 2015 and by $428,000, or $0.02 per share, for the twenty-six weeks ended June 27, 2015.  Additional information about these corrections, including a reconciliation of each financial statement line item affected, has been included in Note 7 to the Company’s Consolidated Financial Statements contained in its Quarterly Report on Form 10-Q for the period ended September 26, 2015.

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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania.  Today, the Company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of June  25, 2016,  the Company operated 162 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

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

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Changes
					2016 vs. 2015
	13 Weeks Ended		26 Weeks Ended		13 Weeks	26 Weeks
(dollars in thousands except per share amounts)	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015	Ended	Ended
Net sales	$730,433	$718,380	$1,468,637	$1,430,806	1.7%	2.6%
Cost of sales, including warehousing and distribution expenses	528,495	519,461	1,059,588	1,036,772	1.7	2.2
Gross profit on sales	201,938	198,919	409,049	394,034	1.5	3.8
Gross profit margin	27.6%	27.7%	27.9%	27.5%
Operating, general and administrative expenses	177,881	173,353	353,723	348,603	2.6	1.5
O, G & A, percent of net sales	24.4%	24.1%	24.1%	24.4%
Income from operations	24,057	25,566	55,326	45,431	(5.9)	21.8
Operating margin	3.3%	3.6%	3.8%	3.2%
Investment income	682	585	1,319	1,117	16.6	18.1
Investment income, percent of net sales	0.1%	0.1%	0.1%	0.1%
Income before provision for income taxes	24,739	26,151	56,645	46,548	(5.4)	21.7
Income before provision for income taxes, percent of net sales	3.4%	3.6%	3.9%	3.3%
Provision for income taxes	9,474	9,507	21,252	16,581	(0.3)	28.2
Effective income tax rate	38.3%	36.4%	37.5%	35.6%
Net income	$15,265	$16,644	$35,393	$29,967	(8.3)%	18.1%
Net income, percent of net sales	2.1%	2.3%	2.4%	2.1%
Basic and diluted earnings per share	$0.57	$0.62	$1.32	$1.12	(8.1)%	17.9%

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

Total store sales increased 1.6% in the second quarter of 2016, compared to the same period in 2015.  Excluding fuel sales, total store sales increased 1.8%.  The Company’s year-to-date total store sales increased 2.6% compared to the first twenty-six weeks of 2015.  Excluding fuel sales, the Company’s year-to-date total store sales increased 2.7% compared to the first twenty-six weeks of 2015.

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

Comparable store sales increased 1.8% in the second quarter of 2016 compared to the same quarter in 2015.  Excluding fuel sales, comparable store sales increased 2.0% in second quarter of 2016 compared to the same period in 2015.  Even though the second quarter sales increased, the Company’s second quarter sales were negatively impacted due to the Easter holiday period, which fell in the second quarter last year but in the first quarter in 2016.  Management estimated that the holiday sales impact between the quarters was approximately $7.1 million or a decrease in comparable store sales of 1.0% in the second quarter of 2016.  The Company’s year-to-date comparable store sales increased 2.7% compared to the first twenty-six weeks of 2015.  Excluding fuel sales, comparable store sales increased 2.8%  compared to the first twenty-six weeks of 2015.

The Company attributes the increased sales to its continued strategic pricing investments and ongoing improvement of its store assortment by market.  This includes targeted promotional activity in key regional markets and its Everyday Lower Prices (EDLP) and Lowest Price Guarantee promotional programs.  Compared to the second quarter of 2015,  the Company experienced a 2.3 % decrease in the average sales per customer transaction in the second quarter of 2016,  while identical customer store visits increased by 4.3%.  The Company’s year-to-date average sales per customer transaction decreased 1.7%, while the number of identical customer store visits increased 4.5% compared to 2015.

The Company’s results also benefited from improved store level, supply chain and store support efficiencies to deliver a better customer experience, which increased customer traffic and overall market share.  In addition, the Weis Preferred Club Shopper program continues to target customer members with personalized offers and digital coupons to help them save money.  As part of this loyalty program, the Company continues to offer its "Gas Rewards" program in most markets.  The "Gas Rewards" program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases.  Customers can redeem these gas discounts at any of the thirty-one Weis Gas-n-Go locations, as well as participating third-party gas retail locations such as Sheetz convenience stores, which are located in most of the Company's markets.

Comparable produce sales increased 3.0% and 4.6% in the second quarter and first twenty-six weeks of 2016, respectively, compared to the same periods in 2015.  The 2016 produce sales increase can be attributed to expanding the vegetable options and the launch of the new Kid Zone program in the second quarter as well as aggressive advertising and well executed training programs.  The increase in sales was also impacted by inflation in comparison to other categories.

Comparable deli and food service sales increased 8.8% in the second quarter of 2016 and 9.2% year-to-date, compared to the same periods in 2015.  Although this category was impacted by deflation, the increase was also driven by new deli meat and cheese displays, expanded lunch options, the rotisserie chicken program and continued success in the Food Service Meal Solutions program.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Net Sales (continued)

Comparable bakery sales increased 10.2% in the second quarter of 2016 and 11.7% in the first twenty-six weeks of 2016, compared to the same periods in 2015.  Bakery sales increased due to the addition of new programs, EDLPs and inflation throughout the first half of 2016.

Comparable pharmacy sales increased 9.2% and 9.6% in the second quarter and first half of 2016, respectively, compared to the same periods in 2015.  The pharmacy sales increase was driven by an increased number of filled prescriptions, primarily due to an increased acceptance of additional preferred third-party insurance plans as well as expanded pharmacy hours.

Comparable fuel sales decreased 13.4% and 11.5% in the second quarter and first twenty-six weeks of 2016, respectively, compared to the same periods in 2015.   Fuel sales decreased as a result of the decline in retail fuel prices.  According to the U.S. Department of Energy, the thirteen week average price of gasoline in the Central Atlantic States decreased 12.9% or $0.36 per gallon in the second quarter of 2016, compared to the same quarter in 2015.  Year-to-date, the average price of gasoline in the Central Atlantic States decreased 14.8% or $0.40 per gallon, compared to the first twenty-six weeks of 2015.  As an offset, the year-to-date gallons sold have increased 3.5% compared to 2015 as a result of a strong gas rewards program.

Management remains confident in its ability to generate sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company's competitive position.

Cost of Sales and Gross Profit
Cost of sales consists of direct product costs (net of discounts and allowances), distribution center and transportation costs, as well as manufacturing facility operations.    Almost all of the increase in cost of sales in 2016 as compared to 2015 was due to the increased sales volume in 2016. Both direct product cost and distribution cost increase when sales volume increases.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index decreased 0.1% compared to an increase of 2.5% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  Despite the fluctuation of retail and wholesale prices in 2016, the Company has achieved a gross profit rate of 27.6% and 27.9% for the quarter and year-to-date, respectively, compared to a gross profit rate of 27.7%  and 27.5% for the quarter and year-to-date, respectively, in 2015. The year-to-date increase in gross profit rate was driven by a shift in sales mix from fuel sales to grocery sales which carry a higher profit margin.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Cost of Sales and Gross Profit (continued)

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies. As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores decreased 0.1% in the second quarter and in the first twenty-six weeks of 2016 compared to the same periods in 2015.  Although the Company experienced a decrease in these costs, the decline was minimized due to higher fuel usage resulting from more store deliveries to meet the higher sales demand.  According to the U.S. Department of Energy, the thirteen week average diesel fuel price for the Central Atlantic States in the second quarter of 2016 was $2.41 per gallon compared to $3.13 per gallon in the same period in 2015 for an average decrease of 22.9% or $0.72 per gallon.  The 2016 twenty-six week average diesel fuel price for the Central Atlantic States was $2.34 per gallon compared to $3.16 per gallon in the same period in 2015 for an average decrease of 26.1% or $0.83 per gallon.  Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain fairly steady throughout the second half of 2016.

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

Operating, General and Administrative Expenses
Business operating costs including expenses generated from administration and purchasing functions, are recorded in "Operating, general and administrative expenses."  Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, advertising costs and credits, rent, insurance, depreciation, leasehold amortization and costs for outside provided services.  The majority of the increase in operating, general and administrative expenses was driven by increased sales.

The Company may not be able to recover rising expenses through increased prices charged to its customers.  The majority of our associates were paid hourly rates related to federal and state minimum wage laws. The Company increased the base hourly rate for associates to $9 per hour, as of August 2, 2015, in order to attract and retain talented associates with a goal of delivering best-in-class customer service.  The Company has decided not to increase prices to offset this hourly wage rate increase.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor increased 0.3% in the second quarter of 2016 and 0.2% year-to-date compared to the same periods in 2015.  The increase in base hourly rate for associates to $9 per hour and related wage compression had an estimated cost of $2.8 million in the second quarter of 2016 and $5.5 million year-to-date.  Increases in employee related expenses were offset by savings realized from a store labor efficiency project.

The Company’s self-insured health care benefit expenses increased $1.1 million or 21.3% in the second quarter and $329,000 or 2.8% in the first half of 2016, compared to the same periods in 2015. The year-to-date variance is mainly attributed to an increase in group health costs.  The Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.  Based on the ACA definition of full time employment,  there is approximately an 18% increase in full time employees, which is currently estimated to cost the Company $1.0 million annually.

Depreciation and amortization expense was $18.6 million, or 2.5% of net sales for the second quarter of 2016, compared to $17.5 million, or 2.4% of net sales for the second quarter of 2015.  Depreciation and amortzation expense was $37.0 million, or 2.5% of net sales for the first half of 2016, compared to $34.8 million or 2.4% of net sales for the first half of 2015.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses (continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses," as compared to the prior year, is as follows:

	13 Weeks Ended		26 Weeks Ended
		Increase		Increase
		(Decrease)		(Decrease)
(dollars in thousands)	Increase	as a %	Increase	as a %
June 25, 2016	(Decrease)	of sales	(Decrease)	of sales
Employee-related expenses	$4,578	0.4%	$6,754	0.1%
Depreciation and amortization	$1,118	0.1%	$2,161	0.1%
Utility expense	$(737)	(0.1)%	$(2,167)	(0.2)%
General liability insurance expense	$(95)	(0.0)%	$(796)	(0.1)%
Store advertising expense	$(76)	(0.0)%	$(806)	(0.1)%
Store supplies expense	$(176)	(0.0)%	$(720)	(0.1)%

Employee-related expenses increased in dollars and as a percent of sales in both periods presented for the reasons noted above, primarily related to increases in the basic hourly rate and increases in sales volume.  Hourly employees, particularly part-time employees, are required to work increased hours when there is growth in sales volume. Increases in employee-related expenses were offset by savings realized from a store labor efficiency project.

Depreciation and amortization increased in both periods presented as a result of the Company’s store capital expenditure program and technology investments.

Utility expense decreased year-to-date due to reduced electricity costs and usage and a reduction in the market price of natural gas.  The Company is employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.

General liability insurance expense decreased year-to-date due to a reduced amount of general liability claims in 2016.

Store advertising expense decreased year-to-date due to fewer grand reopenings and issuing fewer direct mailers in the first half of 2016.

Store supplies expense decreased in the first half of 2016 as a result of planned purchasing changes which will be shifting store supplies expense from the first half of 2016 to future quarters as well as a reduction in certain other costs.

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

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Investment Income  (continued)

Analysis of Investment Income					Dollar Changes
	13 Weeks Ended		26 Weeks Ended		2016 vs. 2015
	June 25	June 27	June 25	June 27	13 Weeks	26 Weeks
(dollars in thousands)	2016	2015	2016	2015	Ended	Ended
Bond income	$302	$351	$873	$711	$(49)	$162
Equity income	$101	$100	$207	$203	$1	$4
SERP investment	$279	$134	$239	$203	$145	$36
Investment income	$682	$585	$1,319	$1,117	$97	$202

Bond income increased in the first half of 2016 compared to the first half of 2015 as a result of recognizing gains on the sale of municipal bonds in the first quarter of 2016.

SERP investment experienced a gain in the second quarter of 2016 as a result of market appreciation.

Provision for Income Taxes
The effective income tax rate was 37.5% in the first half of 2016 compared to 35.6% in the first half of 2015.  The increase in the effective income tax rate was due to an increase in the state tax expense.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

During the first twenty-six weeks of 2016, the Company generated $74.4 million in cash flows from operating activities compared to $63.9 million for the same period in 2015.  Cash flows from operating activities increased in the first half of 2016 as a result of increased net income and a reduction in inventory and other balance sheet fluctuations.  Working capital decreased 2.6% in the first half of 2016 compared to an increase of 1.7% in the first half of 2015.

Net cash used in investing activities was $41.6 million compared to $46.9 million in the first half of 2016 and 2015,  respectively.  Property and equipment purchases during the first half of 2016 totaled $54.5 million compared to $39.0 million in the first half of 2015.  The increase was partially attributed to the Company purchasing five properties in the first half of 2016.  As a percentage of sales, capital expenditures were 3.7% and 2.7% in the first half of 2016 and 2015, respectively.  The Company’s net marketable securities transactions resulted in the sale of $14.8 million in the first half of 2016, which will be used to partially finance the upcoming acquisitions.  The Company’s net marketable securities transactions in the first half of 2015 resulted in the use of $6.4 million.

The Company’s capital expansion program includes store acquisitions, the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $140.0 million in its capital expansion program in 2016.  The Company plans to acquire five Mars Super Market locations in the third quarter as well as 38 Food Lion, LLC locations in the second half of 2016.  For further information about these acquisitions please refer to Note (6) to the Consolidated Financial Statements.

Net cash used in financing activities was $16.1 million in the first half of 2016 and 2015, which solely consisted of dividend payments to shareholders.  As of June  25, 2016, the Company had a $30 million line of credit, of which $12.8 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Total cash dividend payments on common stock, on a per share basis, amounted to $.60 in the first half of 2016 and 2015.  At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $0.30 per share payable on August 1, 2016 to shareholders of record on July 18, 2016.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

The Company has no other commitment of capital resources as of June 25, 2016, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2029.  The Company anticipates funding its working capital requirements and its $140.0 million 2016 capital expansion program through cash and future internally generated cash flows from operations, as well as a credit facility the Company is in the process of finalizing.

The Company’s earnings and cash flows are subject to fluctuations due to changes in interest rates as they relate to available-for-sale securities and any future long-term debt borrowings.  The Company’s marketable securities portfolio currently consists of municipal bonds and equity securities.  Other short-term investments are classified as cash equivalents on the Consolidated Balance Sheets.

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2015 Annual Report on  Form 10-K.  There have been no changes to the Significant Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 25, 2016.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 26, 2015 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 26, 2015 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended June 25, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 25, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

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

WEIS MARKETS, INC.
(Registrant)

Date 07/28/2016	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 07/28/2016	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)