Form 10-Q
period 2016-09-24
WEIS MARKETS INC
filed 2016-11-03
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2016
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

As of November 3, 2016, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	September 24, 2016	December 26, 2015
Assets
Current:
Cash and cash equivalents	$12,548	$17,596
Marketable securities	81,257	91,629
SERP investment	10,649	9,079
Accounts receivable, net	73,422	88,083
Inventories	229,361	229,399
Prepaid expenses and other current assets	21,975	17,198
Income taxes recoverable	1,780	1,666
Total current assets	430,992	454,650
Property and equipment, net	793,803	738,985
Goodwill	48,362	35,162
Intangible and other assets, net	26,873	7,162
Total assets	$1,300,030	$1,235,959

Liabilities
Current:
Accounts payable	$163,870	$160,441
Accrued expenses	46,906	37,819
Accrued self-insurance	16,499	16,770
Deferred revenue, net	4,227	6,898
Total current liabilities	231,502	221,928
Postretirement benefit obligations	14,554	14,368
Accrued self-insurance	22,761	22,761
Deferred income taxes	94,949	97,020
Long-term debt	40,139	-
Other	1,804	8,135
Total liabilities	405,709	364,212
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,029,706	1,007,894
Accumulated other comprehensive income
(Net of deferred taxes of $3,880 in 2016 and $3,323 in 2015)	5,523	4,761
	1,045,178	1,022,604
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	894,321	871,747
Total liabilities and shareholders’ equity	$1,300,030	$1,235,959

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands, except shares and per share amounts)	Sept. 24, 2016	Sept. 26, 2015	Sept. 24, 2016	Sept. 26, 2015
Net sales	$742,986	$711,879	$2,211,622	$2,142,685
Cost of sales, including warehousing and distribution expenses	538,122	517,732	1,597,709	1,554,504
Gross profit on sales	204,864	194,147	613,913	588,181
Operating, general and administrative expenses	188,901	174,566	542,624	523,170
Income from operations	15,963	19,581	71,289	65,011
Investment income (loss) and interest expense	666	(422)	1,985	695
Income before provision for income taxes	16,629	19,159	73,274	65,706
Provision for income taxes	6,001	6,371	27,253	22,952
Net income	$10,628	$12,788	$46,021	$42,754

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.90	$0.90
Basic and diluted earnings per share	$0.40	$0.48	$1.71	$1.59

See accompanying notes to Consolidated Financial Statements

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income	$10,628	$12,788	$46,021	$42,754
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $184 and $168, respectively for the 13 Weeks Ended and $738 and $243, respectively for the 39 Weeks Ended)	(303)	(241)	1,019	(350)
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $70 and $0, respectively for the 13 Weeks Ended and $181 and $7, respectively for the 39 Weeks Ended)	(99)	-	(257)	(8)
Other comprehensive income (loss), net of tax	(402)	(241)	762	(358)
Comprehensive income, net of tax	$10,226	$12,547	$46,783	$42,396

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(dollars in thousands)	September 24, 2016	September 26, 2015
Cash flows from operating activities:
Net income	$46,021	$42,754
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	48,867	45,942
Amortization	7,331	6,145
Loss (gain) on disposition of fixed assets	690	(26)
Gain on sale of marketable securities	(438)	(15)
Gain on sale of intangible assets	(200)	-
Deferred income taxes	(2,628)	(4,929)
Changes in operating assets and liabilities:
Inventories	3,333	8,483
Accounts receivable and prepaid expenses	10,783	1,969
Income taxes recoverable	(114)	612
Accounts payable and other liabilities	(2,675)	(4,533)
Income taxes payable	-	3,314
Other	970	824
Net cash provided by operating activities	111,940	100,540
Cash flows from investing activities:
Purchase of property and equipment	(96,659)	(64,874)
Proceeds from the sale of property and equipment	281	1,302
Purchase of marketable securities	(29,277)	(26,184)
Proceeds from maturities of marketable securities	835	1,851
Proceeds from the sale of marketable securities	42,516	7,067
Acquisitions	(47,547)	-
Purchase of intangible assets	(1,697)	(1,886)
Proceeds from sale of intangible assets	200	-
Change in SERP investment	(1,570)	(741)
Net cash used in investing activities	(132,918)	(83,465)
Cash flows from financing activities:
Proceeds from long-term debt	40,139	-
Dividends paid	(24,209)	(24,209)
Net cash provided by (used in) financing activities	15,930	(24,209)
Net decrease in cash and cash equivalents	(5,048)	(7,134)
Cash and cash equivalents at beginning of year	17,596	22,986
Cash and cash equivalents at end of period	$12,548	$15,852

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Significant Accounting Policies
Basis of Presentation:  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included.  The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements and there were no material subsequent events which require additional disclosure, other than the definitive agreements to purchase the Food Lion Supermarket locations and the Nell’s Family Market location as disclosed in Note (6).  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K.

(2) Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition.  ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  In March, April and May of 2016 the FASB issued ASU 2016-08, ASU 2016-10 and ASU 2016-12, respectively, Revenue from Contracts with Customers (Topic 606) which amends the guidance in ASU 2014-09.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently in the process of evaluating the impact of adoption of the ASU.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13 Financial Intruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.    The amendments in ASU 2016-13 replace the incurred loss impairment methodology in the current GAAP with requirements to reflect expected credit losses and require consideration of a broader range of reasonable and supportable information to form credit loss estimates.  The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019 including interim periods within those fiscal years.  Early adoption is permitted as of the fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact of adoption of the ASU.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.  ASU 2016-15 attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows.  This ASU provides guidance on eight specific cash flow issues.  The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early adoption is permitted including adoption in an interim period.  The Company is currently in the process of evaluating the impact of adoption of the ASU.

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

The Company accrues interest on its municipal bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income.

Marketable securities, as of September  24, 2016 and December 26, 2015, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 24, 2016	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$7,967	$-	$9,165
Level 2
Municipal bonds	70,656	1,457	(21)	72,092
	$71,854	$9,424	$(21)	$81,257

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 26, 2015	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,682	$-	$7,880
Level 2
Municipal bonds	82,347	1,468	(66)	83,749
	$83,545	$8,150	$(66)	$91,629

Maturities of marketable securities classified as available-for-sale at September  24, 2016, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$4,584	$4,634
Due after one year through five years	27,238	27,846
Due after five years through ten years	14,281	15,059
Due after ten years	24,553	24,553
Equity securities	1,198	9,165
	$71,854	$81,257

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Investments (continued)

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates which allows them to defer income to future periods.  Participants in the plans earn a return on their deferrals based on mutual fund investments.  The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans.  Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The changes in the underlying liability to the associates are recorded in “Operating, general and administrative expenses.”

(4)  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 26, 2015	$4,761

Other comprehensive income before reclassifications	1,019
Amounts reclassified from accumulated other comprehensive income	(257)
Net current period other comprehensive income	762
Accumulated other comprehensive income balance as of September 24, 2016	$5,523

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended September  24, 2016 and September  26, 2015.

		Gains Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Location	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Unrealized gains on available-for-sale marketable securities
	Investment income	$169	$-	$438	$15
	Provision for income taxes	(70)	-	(181)	(7)
Total amount reclassified, net of tax		$99	$-	$257	$8

(5) Income Taxes

Cash paid for income taxes was $29.4 million and $24.0 million in the first thirty-nine weeks of 2016 and 2015, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Acquisitions

On August 1, 2016, the Company purchased five Mars Super Market stores located in Maryland.  Weis Markets, Inc. acquired these locations and their operations in an effort to expand its presence in the Baltimore County region.  The results of operations of the former Mars Super Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The five former Mars Super Market stores contributed $13.0 million to sales in the third quarter.  The cash purchase price paid was $24.3 million for the property, equipment, inventories, prepaid expenses and goodwill related to this purchase.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The Company recorded the preliminary fair values of the assets acquired at August 1, 2016.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals, which will be finalized in the fourth quarter. Weis Markets, Inc. assumed two lease obligations in the acquisition of the former Mars Super Market stores and entered into two new lease agreements.  Goodwill of $13.2 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The full $13.2 million is deductible for tax purposes.  The purchase price has been preliminarily allocated to the acquired assets as follows:

5 Mars Super Market Stores
(dollars in thousands)	August 1, 2016
Inventories	$1,267
Accounts receivable and prepaid expenses	248
Property and equipment	7,110
Goodwill	13,200
Intangibles - favorable leases, net	2,495
Total assets acquired	$24,320

In July 2016, the Company announced it had reached a definitive agreement with Food Lion, LLC to purchase the assets of 38 Food Lion Supermarket locations operating in the states of Maryland, Virginia and Delaware.  The purchase is anticipated to be completed in the fourth quarter of 2016.  With this purchase 21 Maryland stores, 13 Virginia stores, and 4 Delaware stores, will be added to the Company’s store count.  As of September 24, 2016, the Company began operating ten of the 38 Food Lion, LLC locations in Maryland.  The results of operations of the ten former Food Lion, LLC stores are included in the accompanying Consolidated Financial Statements from the date of each acquisition (five stores on September 11, 2016 and five stores on September 18, 2016).  The cash purchase price paid  to date is  $23.2 million, including $15.1 million of escrowed payments made towards the remaining twenty-eight stores, for the property, equipment, inventories, prepaid expenses and liabilities.  Weis Markets, Inc. assumed six lease obligations and ownership of four locations with the first ten locations acquired.  The ten acquired Food Lion, LLC locations contributed $2.0 million to sales in the third quarter.  Regarding the remainder of the Food Lion, LLC acquisition the Company expects to assume twenty-four additional lease obligations and own four locations.  The initial accounting for the business acquisition has not been finalized as the transaction has not fully closed.   Twenty-eight additional stores are to be acquired in the fourth quarter and the Company will finalize the purchase price allocation in the fourth quarter upon completion of the transaction and external appraisals of assets acquired.   The table below summarizes the progress of the acquisition and the preliminary allocation of the cash purchase price paid to date.

(dollars in thousands)	38 Food Lion Supermarket Stores
Preliminary purchase price allocation for cash paid on 10 stores
Inventories	$1,958
Prepaid expenses	433
Accounts payable and other liabilities	(66)
Property and equipment	5,719
Other	78
Total cash paid for 10 stores	8,122
Other long-term assets - Escrow payment made towards remaining 28 stores	15,105
Total cash paid as of September 24, 2016	$23,227

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Acquisitions (continued)

On October 6, 2016, the Company announced plans to purchase the location, inventory, property and equipment of Nell’s Family Market in East Berlin, PA from C&S Wholesale Grocers.  Exclusive of the inventory, the Company is expecting to pay approximately $8.7 million.  The purchase is planned to be completed in the fourth quarter of 2016 and will increase the Company’s market presence in Adams County, PA.

Pro forma information for the completed acquisitions is not required, as such information is not material to the Company’s financial statements.

The Company paid $7.9 million for the property and equipment related to the purchase of a store in Hanover, Pennsylvania on August 31, 2015 from C&S Wholesale Grocers.  The purchase price was allocated between tangible and related intangible assets in accordance with our accounting policies for business combinations.  No goodwill was recognized.

(7) Long-Term Debt

On September 1, 2016 the Company entered into a Revolving Credit Agreement with Wells Fargo Bank, National Association (the Credit Agreement).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million.   As of September 24, 2016, the Company has drawn upon $40.1 million of the available $100.0 million from the credit facility.  The loan will bear interest on the outstanding principal amount at the one month LIBOR rate plus the applicable margin rate of 0.65% until its maturity on September 1, 2019.  The loan was used to fund the recent acquisitions and the Company’s working capital requirements.  The only financial covenant in the credit facility requires the Company’s minimum EBITDA to be at least $75.0 million.

As of September 24, 2016, the Company had a $30 million line of credit with Branch Banking and Trust, of which $14.6 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them and has committed to not draw any additional amounts from the line of credit.

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

Overview
Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis, in Sunbury, Pennsylvania.  Today, the Company ranks among the top 50 food and drug retailers in the United States in revenues generated. As of September  24, 2016, the Company operated 176 retail food stores in Pennsylvania and four surrounding states: Maryland, New Jersey, New York and West Virginia.

On August 1, 2016, the Company purchased five Mars Super Market stores located in Maryland.  Weis Markets, Inc. acquired these locations and their operations in an effort to expand its presence in the Baltimore County region.  As of September 24, 2016 the Company had also acquired and began operating ten of the 38 Food Lion, LLC locations that it announced it planned to purchase in July 2016.  All ten acquired Food Lion, LLC stores are located in Maryland.

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

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Changes
					2016 vs. 2015
	13 Weeks Ended		39 Weeks Ended
	September 24,	September 26,	September 24,	September 26,	13 Weeks	39 Weeks
(dollars in thousands except per share amounts)	2016	2015	2016	2015	Ended	Ended
Net sales	$742,986	$711,879	$2,211,622	$2,142,685	4.4%	3.2%
Cost of sales, including warehousing and distribution expenses	538,122	517,732	1,597,709	1,554,504	3.9	2.8
Gross profit on sales	204,864	194,147	613,913	588,181	5.5	4.4
Gross profit margin	27.6%	27.3%	27.8%	27.5%
Operating, general and administrative expenses	188,901	174,566	542,624	523,170	8.2	3.7
O, G & A, percent of net sales	25.4%	24.5%	24.5%	24.4%
Income from operations	15,963	19,581	71,289	65,011	(18.5)	9.7
Operating margin	2.1%	2.8%	3.2%	3.0%
Investment income (loss) and interest expense	666	(422)	1,985	695	257.8	185.6
Investment income (loss) and interest expense, percent of net sales	0.1%	(0.1)%	0.1%	0.0%
Income before provision for income taxes	16,629	19,159	73,274	65,706	(13.2)	11.5
Income before provision for income taxes, percent of net sales	2.2%	2.7%	3.3%	3.1%
Provision for income taxes	6,001	6,371	27,253	22,952	(5.8)	18.7
Effective income tax rate	36.1%	33.3%	37.2%	34.9%
Net income	$10,628	$12,788	$46,021	$42,754	(16.9)%	7.6%
Net income, percent of net sales	1.4%	1.8%	2.1%	2.0%
Basic and diluted earnings per share	$0.40	$0.48	$1.71	$1.59	(16.7)%	7.5%

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

Total store sales increased 4.4% in the third quarter of 2016, compared to the same period in 2015.  Excluding fuel sales, total store sales increased 4.8%.  The Company’s year-to-date total store sales increased 3.2% compared to the first thirty-nine weeks of 2015.  Excluding fuel sales, the Company’s year-to-date total store sales increased 3.4% compared to the first thirty-nine weeks of 2015.  The five former Mars Super Market stores and the ten former Food Lion, LLC stores improved sales for the third quarter by $15.0 million.

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

Comparable store sales increased 2.7% in the third quarter of 2016 compared to the same quarter in 2015.  Excluding fuel sales, comparable store sales increased 3.0% in the third quarter of 2016 compared to the same period in 2015.  The Company’s year-to-date comparable store sales increased 2.7% compared to the first thirty-nine weeks of 2015.  Excluding fuel sales, comparable store sales increased 2.9%  compared to the first thirty-nine weeks of 2015.

The Company attributes the increased sales to its continued strategic pricing investments and ongoing improvement of its store assortment by market.  This includes targeted promotional activity in key regional markets and its Everyday Lower Prices (EDLP) and Lowest Price Guarantee promotional programs.  Compared to the third quarter of 2015,  the Company experienced a 3.5 % decrease in the average sales per customer transaction in the third quarter of 2016,  while identical customer store visits increased by 6.1%.  The Company’s year-to-date average sales per customer transaction decreased 2.3%, while the number of identical customer store visits increased 5.1% compared to 2015.

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

 Comparable produce sales increased 6.5% and 5.2% in the third quarter and first thirty-nine weeks of 2016, respectively, compared to the same periods in 2015.  The 2016 produce sales increase can be attributed to expanding the vegetable options and the launch of the new Kid Zone program in the second quarter as well as aggressive advertising and well executed training programs.  A strong growing season resulted in consistent crop yields in the major growing regions.  In addition, the increase in produce sales is partially due to inflation in the third quarter of 2016.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Net Sales (continued)

Comparable deli and food service sales increased 7.9% in the third quarter of 2016 and 8.7% year-to-date, compared to the same periods in 2015.  Although this category was impacted by deflation, the increase was also driven by expanded deli meat and cheese displays, expanded lunch options, the rotisserie chicken program, the Buy More Save more and EDLP programs and continued success in the Food Service Meal Solutions program.

Comparable bakery sales increased 15.5% in the third quarter of 2016 and 12.9% in the first thirty-nine weeks of 2016, compared to the same periods in 2015.  Bakery sales increased due to the addition of new programs and EDLPs.

Comparable pharmacy sales increased 6.7% and 8.7% in the third quarter and first thirty-nine weeks of 2016, respectively, compared to the same periods in 2015.  The pharmacy sales increase was driven by an increased number of filled prescriptions, primarily due to an increased acceptance of additional preferred third-party insurance plans as well as expanded pharmacy hours.

Comparable dairy sales decreased 4.0% and 1.9% in the third quarter and the first thirty-nine weeks of 2016 compared to the same periods of 2015.  This decrease is primarily due to deflation in 2016.

Comparable meat sales decreased 0.5% in the first thirty-nine weeks of 2016 compared to the first thirty-nine weeks of 2015.  The 2016 decrease in meat sales can be attributed to deflation, which was partially offset by an increase in units sold.

Comparable fuel sales decreased 9.9% and 11.0% in the third quarter and first thirty-nine weeks of 2016, respectively, compared to the same periods in 2015.   Fuel sales decreased as a result of the decline in retail fuel prices.  According to the U.S. Department of Energy, the thirteen week average price of gasoline in the Central Atlantic States decreased 12.6% or $0.35 per gallon in the third quarter of 2016, compared to the same quarter in 2015.  Year-to-date, the average price of gasoline in the Central Atlantic States decreased 14.1% or $0.38 per gallon, compared to the first thirty-nine weeks of 2015.  As an offset, the year-to-date gallons sold have increased 2.9%  compared to 2015 as a result of a strong gas rewards program.

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index decreased 0.7% compared to an increase of 2.0% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  The Company has achieved a gross profit rate of 27.6% and 27.8% for the quarter and year-to-date, respectively, compared to a gross profit rate of 27.3%  and 27.5%  for the quarter and year-to-date,  respectively, in 2015. The year-to-date increase in gross profit rate was driven by a shift in sales mix from fuel sales to grocery sales which carry a higher profit margin.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Cost of Sales and Gross Profit (continued)

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies. As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores decreased 0.02% in the third quarter and decreased 0.04% in the first thirty-nine weeks of 2016 compared to the same periods in 2015.  Although the Company experienced a decrease in these costs, the decline was minimized due to higher fuel usage resulting from more store deliveries to supply the recently acquired stores and meet the higher sales demand.  According to the U.S. Department of Energy, the thirteen week average diesel fuel price for the Central Atlantic States in the third quarter of 2016 was $2.48 per gallon compared to $2.86 per gallon in the same period in 2015 for an average decrease of 13.3% or $0.38 per gallon.  The 2016  thirty-nine week average diesel fuel price for the Central Atlantic States was $2.39 per gallon compared to $3.06 per gallon in the same period in 2015 for an average decrease of 22.1% or $0.67 per gallon.  Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to remain fairly steady throughout the fourth quarter of 2016.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor increased 0.2% in the third quarter and year-to-date 2016 compared to the same periods in 2015.  The increase in base hourly rate for associates to $9 per hour and related wage compression had an estimated cost of $1.1 million in the third quarter of 2016 and $6.6 million year-to-date.  Increases in employee related expenses were offset by savings realized from a store labor efficiency project.

The Company’s self-insured health care benefit expenses increased $540,000 or 9.3% in the third quarter and $869,000 or 4.9% in the first thirty-nine weeks of 2016, compared to the same periods in 2015. The year-to-date variance is mainly attributed to an increase in group health costs.  The Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.  Based on the ACA definition of full time employment,  there is approximately an 18% increase in full time employees, which is currently estimated to cost the Company $1.0 million annually.

Depreciation and amortization expense was $19.2 million, or 2.6% of net sales for the third quarter of 2016, compared to $17.3 million, or 2.4% of net sales for the third quarter of 2015.  Depreciation and amortization expense was $56.2 million, or 2.5% of net sales for the first thirty-nine weeks of 2016, compared to $52.1 million or 2.4% of net sales for the first thirty-nine weeks of 2015.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses (continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses," as compared to the prior year, is as follows:

	13 Weeks Ended		39 Weeks Ended
		Increase		Increase
		(Decrease)		(Decrease)
(dollars in thousands)	Increase	as a %	Increase	as a %
September 24, 2016	(Decrease)	of sales	(Decrease)	of sales
Employee-related expenses	$4,659	0.0%	$11,412	0.1%
Depreciation and amortization	$1,786	0.1%	$3,947	0.1%
General liability insurance expense	$746	0.1%	$(50)	0.0%
Store advertising expense	$1,330	0.1%	$524	0.0%
Acquisition-related expenses	$4,038	0.5%	$4,038	0.2%

Employee-related expenses increased $3.6 million during the quarter due to the ten former Food Lion, LLC and five former Mars Super Market stores during the third quarter of 2016.  In addition, the year-to-date increase in employee-related expenses was primarily related to increases in the basic hourly rate and increases in sales volume.  Hourly employees, particularly part-time employees, are required to work increased hours when there is growth in sales volume. Increases in employee-related expenses were offset by savings realized from a store labor efficiency project.

Depreciation and amortization increased in both periods presented as a result of the Company’s store capital expenditure program and technology investments.

General liability insurance expense increased during the quarter due to the development of a few claims.

Store advertising expense increased $1.0 million during the quarter due to the ten former Food Lion, LLC and five former Mars Super Market stores during the third quarter of 2016.  The additional increase can be attributed to new projects completed in 2016.

Acquisition-related expenses, excluding the expenses mentioned above, primarily consisted of store operating expenses,  travel expenses and contracted labor for store resets.

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

Analysis of Investment Income					Dollar Changes
	13 Weeks Ended		39 Weeks Ended		2016 vs. 2015
	September 24,	September 26,	September 24,	September 26,	13 Weeks	39 Weeks
(dollars in thousands)	2016	2015	2016	2015	Ended	Ended
Bond income	$477	$340	$1,350	$1,050	$137	$300
Equity income	$110	$108	$317	$312	$2	$5
SERP investment	$100	$(870)	$339	$(667)	$970	$1,006
Investment income (loss)	$687	$(422)	$2,006	$695	$1,109	$1,311

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Provision for Income Taxes
The effective income tax rate was 37.2% in the first thirty-nine weeks of 2016 compared to 34.9% in the first thirty-nine weeks of 2015.  The increase in the effective income tax rate was due to an increase in the state tax expense.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

During the first thirty-nine weeks of 2016, the Company generated $111.9 million in cash flows from operating activities compared to $100.5 million for the same period in 2015.  Working capital decreased 14.3%  in the first thirty-nine weeks of 2016 compared to an increase of 0.1% in the first thirty-nine weeks of 2015.

Net cash used in investing activities was $132.9 million compared to $83.5 million in the first thirty-nine weeks of 2016 and 2015, respectively.  Property and equipment purchases during the first thirty-nine weeks of 2016 totaled $96.7 million compared to $64.9 million in the same period of 2015.  The increase was primarily attributed to the Company purchasing seven properties in 2016.   In addition, the Company invested $47.5 million towards the purchase of five former Mars Super Market stores and ten former Food Lion, LLC stores in the third quarter of 2016.  As a percentage of sales, capital expenditures including the acquisitions were 6.5% and 3.0% in the first thirty-nine weeks of 2016 and 2015, respectively. The Company’s net marketable securities transactions resulted in the sale of $14.1 million in the first thirty-nine weeks of 2016, which were used to partially finance the recent acquisitions.    The Company’s net marketable securities transactions in the first thirty-nine weeks of 2015 resulted in the use of $17.3 million.

The Company’s capital expansion program includes store acquisitions, the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $175.0 million in its capital expansion program in 2016.  The Company plans to complete its acquisition of the 38 Food Lion, LLC locations in the fourth quarter of 2016.  In addition, the Company plans to purchase the location and assets of Nell’s Family Market located in East Berlin, PA from C&S Wholesale Grocers in the fourth quarter of 2016.  For further information about these acquisitions please refer to Note (6) to the Consolidated Financial Statements.

Net cash generated from financing activities was $15.9 million in the first thirty-nine weeks of 2016.  In September 2016, the Company entered into a revolving credit agreement and borrowed $40.1 million of the available $100.0 million from Wells Fargo Bank, National Association, increasing the cash flow from financing activities compared to 2015.  The Company issued $24.2 million of dividend payments to shareholders in 2016 and 2015.  As of September 24, 2016, the Company had a $30 million line of credit with Branch Banking and Trust, of which $14.6 million was committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them and has committed to not draw any additional amounts from the line of credit.

Total cash dividend payments on common stock, on a per share basis, amounted to $.90 in the first thirty-nine weeks of 2016 and 2015.  At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $0.30 per share payable on November 14, 2016 to shareholders of record on October 31, 2016.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of September 24, 2016, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.  The Company anticipates funding its working capital requirements and its $175.0 million 2016 capital expansion program through cash and future internally generated cash flows from operations, as well as the  revolving credit facility agreement the Company entered into on September 1, 2016 with Wells Fargo Bank, National Association, which still had a remaining balance of $59.9 million available as of September 24, 2016.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates and a decline in the stock market.  The Company does not enter into derivatives, foreign exchange transactions or other financial instruments for trading or speculative purposes.

The Company is exposed to market risk related to changes in interest rates and market pricing impacting its investment portfolio.  Its current investment policy is to maintain an investment portfolio consisting of municipal bonds, U.S. money market securities, and high-grade corporate securities, directly or through managed funds.  Its cash is deposited in and invested through highly rated financial institutions in North America.  Its marketable securities are subject to interest rate risk and market pricing risk and will fall in value if market interest rates increase or if market pricing decreases.  If market interest rates were to increase and market pricing were to decrease immediately and uniformly by 10% from levels at September 24, 2016, the Company estimates that the fair value of its investment portfolio would decline by an immaterial amount and therefore it would not expect its operating results or cash flows to be affected to any significant degree by the effect of a change in market conditions on the Company’s investments.

In the third quarter of 2016, the Company entered into an unsecured Revolving Credit Agreement with Wells Fargo Bank, National Association that bears interest at a rate based on the one month LIBOR.  See Note (7) to the Consolidated Financial Statements for more information.  As a result of this borrowing activity, the Company is exposed to fluctuations in interest rates.  The Credit Agreement, along with cash flow from operations, are used to maintain liquidity and fund business operations.  The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors.  The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. Based on the $40.1 million principal outstanding under the Company’s Revolving Credit Facility as of September 24, 2016, each hundred basis point in the one month LIBOR would result in a change in interest expense by $400,000 annually.

There have been no material changes to the Company’s market risk exposure since December 26, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September  24, 2016.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September  24, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 11/03/2016	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 11/03/2016	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)