Form 10-K
period 2016-12-31
WEIS MARKETS INC
filed 2017-03-16
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [  ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $462,000,000 as of June 25, 2016 the last business day of the most recently completed second fiscal quarter.

Shares of common stock outstanding as of March 16, 2017 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 16, 2017 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

PART I

Item 1.Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the Company's business during fiscal 2016.  The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.”  The Weis family currently owns approximately 65% of the outstanding shares.  Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The Company advertises its products and promotes its brand through weekly newspaper circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications.  Printed circulars are used extensively on a weekly basis to advertise featured items.  The Company utilizes a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and fuel rewards.  The Company currently owns and operates 204 retail food stores.  The Company’s operations are reported as a single reportable segment.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2016, 2015 and 2014,  respectively:

	2016	2015	2014
Center Store (1)	57.0%	57.5%	57.9%
Fresh (2)	30.3	29.7	29.0
Pharmacy Services	9.5	9.4	9.0
Fuel	3.0	3.2	3.9
Other	0.2	0.2	0.2
Consolidated net sales	100.0%	100.0%	100.0%

__________

(1) Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.

(2) Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2016, Weis Markets, Inc. operated 4 stores in Delaware, 50 stores in Maryland, 5 stores in New Jersey, 9 stores in New York, 121 stores in Pennsylvania, 13 stores in Virginia and 2 stores in West Virginia, for a total of 204 retail food stores operating under the Weis Markets trade name.

WEIS MARKETS, INC.

Item 1.Business: (continued)

All retail food store locations operate as conventional supermarkets.  The retail food stores range in size from 8,000 to 70,000 square feet, with an average size of approximately 48,000 square feet.  The following summarizes the number of stores by size categories as of year-end:

	2016	2016	2015	2015
Square feet	Number of stores	% of Total	Number of stores	% of Total
55,000 to 70,000	58	28%	57	35%
45,000 to 54,999	70	34%	69	42%
35,000 to 44,999	53	26%	22	13%
25,000 to 34,999	18	9%	9	6%
Under 25,000	5	3%	6	4%
Total	204	100%	163	100%

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2016	2015	2014	2013	2012
Beginning store count	163	163	165	163	161
New stores (1)	44	---	1	4	4
Opened relocated stores	---	1	1	---	1
Closed stores	(3)	---	(3)	(2)	(2)
Closed relocated stores	---	(1)	(1)	---	(1)
Ending store count	204	163	163	165	163
Total square feet (000’s), at year-end	9,777	8,215	8,202	8,211	8,054
Additions/major remodels	9	16	8	12	13

____________________

(1)  On June 11, 2012, Weis Markets, Inc. acquired three former Genuardi’s stores located in Conshohocken, Doylestown and Norristown, Pennsylvania from Safeway Inc.  In the third and fourth quarter of 2016, Weis Markets acquired five former Mars Super Market stores located in Baltimore County, Maryland; 38 former Food Lion Supermarket stores located in Maryland, Virginia and Delaware; and one former Nell’s Family Market store located in East Berlin, Pennsylvania.

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

The Company currently employs approximately 23,000 full-time and part-time associates.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

Trade Names and Trademarks.    The Company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset.  The Company is the exclusive licensee of nearly 100 trademarks registered and/or pending in the United States Patent and Trademark Office from WMK Holdings, Inc., including trademarks for its product lines and promotions such as Weis, Weis 2 Go, Weis Wonder Chicken, Price Freeze, Weis Gas-n-Go and Weis Nutri-Facts.  Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

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

The retail food industry is intensely price competitive, and the competition the Company encounters may have a negative impact on product retail prices.  The operating environment continues to be characterized by aggressive expansion, entry of non-traditional competitors, market consolidation and increasing fragmentation of retail and online formats.  The financial results may be adversely impacted by a competitive environment that could cause the Company to reduce retail prices without a reduction in its product cost to maintain market share; thus reducing sales and gross profit margins.

The trade area of the Company is located within a region and is subject to the economic, social and climate variables of that region.

The majority of the Company’s stores are concentrated in central and northeast Pennsylvania, central Maryland, suburban Washington, DC and Baltimore regions and New York’s Southern Tier.  Changes in economic and social conditions in the Company’s operating regions, including fluctuations in the inflation rate along with changes in population and employment and job growth rates, affect customer shopping habits.  These changes may negatively impact sales and earnings.  Business disruptions due to weather and catastrophic events historically have been few.  The Company’s geographic regions could receive an extreme variance in the amount of annual snowfall that may materially affect sales and expense results.

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

Circumstances outside the Company’s control could negatively impact anticipated capital investments in store, distribution and manufacturing projects, information technology and equipment.  The Company cannot determine with certainty whether its new or  acquired stores will meet expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforseen expenses and delays diverting management’s time and attention and competitive factors in the marketplace.

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

The Company’s investment portfolio may suffer losses from changes in market interest rates and changes in market conditions which could adversely affect results of income or liquidity.

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

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 31, 2016.  As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.  Currently, one of the Company’s five directors is a member of the Weis family.

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

Item 1b.    Unresolved Staff Comments:

There are no unresolved staff comments.

WEIS MARKETS, INC.

Item 2.    Properties:

As of December 31, 2016, the Company owned and operated 93 of its retail food stores and leased and operated 111 stores under operating leases that expire at various dates through 2033.  The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1.2 million square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet.  The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 550,000 square feet.  The Company utilizes 259,000 square feet of its Sunbury location to operate its ice cream plant, meat processing plant and milk processing plant.

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

WEIS MARKETS, INC.

Executive Officers of the Registrant

The following sets forth the names and ages of the Company’s executive officers as of March 16, 2017, indicating all positions held during the past five years:

Name	Age	Title

Jonathan H. Weis (a)	49	Chairman of the Board, President and Chief Executive Officer
Kurt A. Schertle (b)	45	Chief Operating Officer
Scott F. Frost (c)	54	Senior Vice President, Chief Financial Officer and Treasurer
Wayne S. Bailey (d)	58	Senior Vice President of Supply Chain and Logistics
David W. Gose II (e)	50	Senior Vice President of Operations
Harold G. Graber (f)	61	Senior Vice President of Real Estate and Development, Secretary
Richard A. Gunn (g)	52	Senior Vice President of Merchandising and Marketing
James E. Marcil (h)	58	Senior Vice President of Human Resources

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

(d)

Wayne S. Bailey. Mr. Bailey joined the Company full-time in 1979 and he has held several positions since then, including but not limited to, Grocery Manager, Store Manager, District Manager, Director of Merchandising and Sales and Vice President of Operational Administration.   In January 2011, Mr. Bailey became a Regional Vice President and in January 2013 he assumed the role of Vice President of Supply Chain and Logistics.  In June 2016, Mr. Bailey was promoted to Senior Vice President of Supply Chain and Logistics

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

(h)	James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources.

WEIS MARKETS, INC.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK).  The approximate number of shareholders, including individual participants in security position listings on December 31, 2016 as provided by the Company's transfer agent was 5,808.  High and low stock prices and dividends paid per share for the last two fiscal years were:

	2016			2015
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$46.64	$37.14	$0.30	$51.91	$45.38	$0.30
Second	53.59	42.77	0.30	50.59	41.64	0.30
Third	55.49	48.01	0.30	43.99	39.26	0.30
Fourth	68.40	51.56	0.30	46.39	38.56	0.30

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

Comparative Five-Year Total Returns

$300
$270
$240
$210
$180
$150
$120
$90
2011
2012
2013
2014
2015
2016
Weis Markets Inc
Standard & Poors 500
Grocery

	2011	2012	2013	2014	2015	2016
Weis Markets, Inc.	100.00	100.83	138.08	129.01	122.81	190.05
S&P 500	100.00	116.00	153.57	174.60	177.05	198.22
Peer Group	100.00	115.77	156.63	208.58	218.96	233.72

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

Five Year Review of Operations

	53 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
(dollars in thousands, except shares,	Ended	Ended	Ended	Ended	Ended
per share amounts and store information)	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013	Dec. 29, 2012
Net sales	$3,136,720	$2,876,748	$2,776,683	$2,692,588	$2,701,405
Costs and expenses	3,038,395	2,785,969	2,695,308	2,578,916	2,573,712
Income from operations	98,325	90,779	81,375	113,672	127,693
Investment income and interest expense	2,457	1,552	2,287	4,684	3,882
Gain on bargain purchase	23,879	-	-	-	-
Income before provision for income taxes	124,661	92,331	83,662	118,356	131,575
Provision for income taxes	37,499	33,001	29,281	45,170	48,675
Net income	87,162	59,330	54,381	73,186	82,900
Retained earnings, beginning of year	1,007,894	980,842	958,739	917,831	867,209
	1,095,056	1,040,172	1,013,120	991,017	950,109
Cash dividends	32,278	32,278	32,278	32,278	32,278
Retained earnings, end of year	$1,062,778	$1,007,894	$980,842	$958,739	$917,831
Weighted-average shares outstanding, diluted	26,898,443	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.20	$1.20	$1.20	$1.20	$1.20
Basic and diluted earnings per share	$3.24	$2.21	$2.02	$2.72	$3.08
Working capital	$207,700	$232,722	$229,595	$215,802	$235,856
Total assets	$1,431,304	$1,235,959	$1,191,119	$1,148,242	$1,090,440
Shareholders’ equity	$926,722	$871,747	$844,763	$821,770	$781,942
Number of grocery stores	204	163	163	165	163

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

Company Overview

General

Weis Markets, Inc. was founded in 1912 by Harry and Sigmund Weis in Sunbury, Pennsylvania.  Today, the Company ranks among the top 50 United States and Canadian Food Retailers and Wholesalers in revenues generated.  As of December 31, 2016, the Company operated 204 retail food stores in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview, (continued)

Strategic Imperatives

The following strategic imperatives continue to be focused upon by the Company to attempt to ensure the success of the Company in the coming years:

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations

Analysis of Consolidated Statements of Income

(dollars in thousands except per share amounts)				Percentage Changes
For the Fiscal Years Ended December 31, 2016,	2016	2015	2014	2016 vs.	2015 vs.
December 26, 2015 and December 27, 2014	(53 weeks)	(52 weeks)	(52 weeks)	2015	2014
Net sales	$3,136,720	$2,876,748	$2,776,683	9.0%	3.6%
Cost of sales, including warehousing and distribution expenses	2,264,565	2,090,016	2,023,721	8.4	3.3
Gross profit on sales	872,155	786,732	752,962	10.9	4.5
Gross profit margin	27.8%	27.3%	27.1%
Operating, general and administrative expenses	773,830	695,953	671,587	11.2	3.6
O, G & A, percent of net sales	24.7%	24.2%	24.2%
Income from operations	98,325	90,779	81,375	8.3	11.6
Operating margin	3.1%	3.2%	2.9%
Investment income and interest expense	2,457	1,552	2,287	58.3	(32.1)
Investment income and interest expense, percent of net sales	0.1%	0.1%	0.1%
Gain on bargain purchase	23,879	-	-	100.0	-
Gain on bargain purchase, percent of net sales	0.8%	-%	-%
Income before provision for income taxes	124,661	92,331	83,662	35.0	10.4
Income before provision for income taxes, percent of net sales	4.0%	3.2%	3.0%
Provision for income taxes	37,499	33,001	29,281	13.6	12.7
Effective tax rate	30.1%	35.7%	35.0%
Net income	$87,162	$59,330	$54,381	46.9%	9.1%
Net income, percent of net sales	2.8%	2.1%	2.0%
Basic and diluted earnings per share	$3.24	$2.21	$2.02	46.6%	9.4%

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

Total store sales increased 9.0% in 2016, a 53-week period, compared to 2015, a 52-week period.  The Company’s total store sales, adjusting for the additional week in 2016, increased 6.9% compared to 2015.  Total store sales, excluding fuel sales and adjusting for the additional week in 2016, increased 7.0% in 2016 compared to 2015.  Total store sales increased 3.6% in 2015 compared to 2014.  Excluding fuel sales, total store sales increased 4.3% in 2015 compared to 2014.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

Comparable store sales, adjusted for the additional week in 2016, increased 2.9% compared to 2015.  Comparable store sales, excluding fuel sales, also increased 2.9%  in 2016 compared to 2015.  Comparable store sales increased 3.7% in 2015 compared to 2014.  Excluding fuel sales, comparable store sales increased 4.4% in 2015 compared to 2014.

The Company attributes the increased  net sales primarily to the acquisition of 44 locations.  In addition, the Company continued to invest in lower pricing and disciplined sales building programs.  This includes targeted promotional activity in key regional markets and its Everyday Lower Prices (EDLP) and Lowest Price Guarantee promotional programs.  The EDLP program lowered prices on more than 1,000 regularly purchased items.  The Lowest Price Guarantee program offers discounts on four items every week that the Company guarantees to be the lowest compared to local competitors.  The Company’s Weis Preferred Club Shopper program continues to target customer members with personalized offers and digital coupons to help them save money.  As part of this loyalty marketing program, the Company continues to offers its “Gas Rewards” program in most markets.  The “Gas Rewards” program allows Weis Preferred Shoppers club card members to earn gas discounts resulting from their in-store purchases.  Customers can redeem these gas discounts at any of the thirty-three Weis Gas-n-Go locations, as well as participating third-party gas retail locations such as Sheetz convenience stores, which are located in most of the Company’s markets.  Compared to 2015, the Company experienced  a 2.0%  decrease in the average sales per customer transaction in 2016.  Compared to 2014, the Company experienced a 0.2% decrease in the average sales per customer transaction in 2015.

Comparable dairy sales, adjusted for the additional week in 2016, decreased 2.0% compared to 2015.  The decrease in 2016 is attributed to deflation in the cost of eggs and milk.

Comparable meat sales, adjusted for the additional week in 2016, decreased 0.2% compared to 2015.  In 2016, the Company saw deflation in costs causing a substantial reduction in retail prices to remain competitive.  The Company introduced certified angus beef, a higher priced product, in order to offset the deflation.  Comparable meat sales increased 4.3% in 2015 compared to 2014.  In addition to increased costs of commodities which led to retail inflation in the first half of 2015, the Company continued to build the meat department’s base business through aggressive advertising, the introduction of new programs and expanded variety and display space for All Natural and organic products.

Comparable produce sales, adjusting for the additional week in 2016, increased 4.8% compared to 2015.    The Company continued driving sales through aggressive advertising and merchandising campaigns, solid in-store execution teams and associate training classes.    Comparable produce sales increased 5.9% in 2015 compared to 2014.    The 2015 sales increase was driven by the factors identified above as well as, product inflation, an increased variety in key categories of produce and store remodeling projects.

Comparable pharmacy sales, adjusted for the additional week in 2016, increased 8.4% compared to 2015.    Comparable pharmacy sales increased 7.4% in 2015 compared to 2014.  The pharmacy sales increase in both years was driven by an increased number of filled prescriptions caused by an increase in individuals eligible for healthcare benefits under the Affordable Care Act (ACA) and the acceptance of more third-party insurance plans.

Comparable fuel sales, adjusted for the additional week in 2016, decreased 7.7% in 2016 compared to 2015.  Comparable fuel sales decreased 25.4% in 2015 compared to 2014.  Fuel sales decreased as a result of the decline in retail fuel prices from 2014 through 2016.  According to the U.S. Department of Energy, the weekly average price of gasoline in the Central Atlantic States decreased 10.1%, or $0.26 per gallon, in 2016.  The 52-week average price of gasoline in the Central Atlantic States, according to the U.S. Department of Energy, decreased 27.1%, or $0.98 per gallon, in 2015 compared to 2014.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), distribution center and transportation costs, as well as manufacturing facility operations.    Almost all of the increase in cost of sales in 2016 as compares to 2015 is due to the increased sales volume in 2016.  Both direct product cost and distribution cost increase when sales volume increases.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index decreased 1.3% in 2016 but increased 1.1% in 2015 and 2.4% in 2014.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  Even with the fluctuation of retail and wholesale prices, the Company  has achieved a gross profit rate of 27.8% in 2016, 27.3% in 2015 and 27.1% in 2014.  The increase in gross profit rate was driven by a shift in sales mix from fuel to grocery sales which carry a higher profit margin.

The Company experienced a LIFO credit of $2.2 million for 2016, compared to a charge of $1.4 million for 2015 and a charge of  $911,000 for 2014.  The Company expects wholesale price inflation to increase slightly in 2017.

The Company's profitability is impacted by the cost of oil.  Fluctuating fuel prices affect the delivered cost of product and the cost of other petroleum-based supplies.  As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores decreased by 0.03% in 2016 compared to 2015 and decreased by 0.07% in 2015 compared to 2014.  Although the Company experienced a decrease in these costs, the decline in expense was minimized due to higher fuel usage resulting from more store deliveries to meet the higher sales demand.  According to the U.S. Department of Energy, the weekly average diesel fuel price for the Central Atlantic States decreased $0.50 per gallon to $2.44 per gallon as of December 26, 2016, compared to $2.94 per gallon as of December 21, 2015.  Based upon the U.S. Energy Information Administration’s current projections, the Company is expecting diesel fuel prices to increase slightly to approximately $2.75 during 2017.

Although the Company experienced product cost inflation and deflation in various commodities in 2016, 2015 and 2014, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor increased 0.2% in 2016 compared to 2015 but decreased 0.1% in 2015 compared to 2014.  The increase in the base hourly rate for associates to $9 per hour and related wage compression had an estimated cost of $6.6 million in 2016.  Increases in employee related expenses were offset by savings realized from a store labor efficiency project.

The Company’s self-insured health care benefit expenses increased by 15.4% in 2016 compared to 2015 and increased by 0.4% in 2015 compared to 2014.  The increase from 2015 to 2016 is mainly attributed to an increase in participants from the acquired locations as well as overall group health costs.  The Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.

Depreciation and amortization expense was $76.8 million, or 2.4% of net sales, for 2016 compared to $70.1 million, or 2.4% of net sales, for 2015 and $66.9 million, or 2.4% of net sales, for 2014.  The increase in depreciation and amortization expense in 2016 compared to 2015 and in 2015 compared to 2014 was the result of additional capital expenditures as the Company implements its capital expansion program, including the acquisition of 44 locations.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

The Company recognized pre-tax gains of $751,000 and $2.6 million in 2015 and 2014, respectively, from the sale of two properties in each year.  In 2016, the Company determined that the asset value of one property was impaired. As a result, the Company recognized a pre-tax impairment loss of $894,000.  See Note 1(l) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company's impairment charges.

Retail store profitability is sensitive to volatility in utility costs due to the amount of electricity and gas required to operate the Company's stores and facilities.  The Company is responding to this volatility in operating costs by employing conservation technologies, procurement strategies and associate energy awareness programs to manage and reduce consumption.  The Company continues to be a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems and has ten stores registered under this program.  In 2016, the Company exceeded its corporate carbon reduction goal of 20% by 2020. The Company realized a 22% reduction in the overall carbon footprint versus a base year of 2008.  Additional corporate sustainability goals are: reducing energy usage by 2% each year, replacing 50% of the truck fleet with fuel efficient tractors within three years and increasing recycling 5% each year.  In 2016, the Company recycled 43,000 tons of materials, representing a corporate wide recycling rate of 54%.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Operating, General and Administrative Expense (continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2016 vs. 2015
(dollars in thousands)	Increase (Decrease)	Increase (Decrease) as a % of sales
Employee related expense	$41,174	0.1%
Acquisition-related expense	$14,166	0.5%

Employee related expenses increased in 2016 for the reasons noted above and due to a 25% increase in associates related the acquisition of 5 former Mars stores, 38 former Food Lion stores and a former Nell’s Family Market store.  This increase in associates contributed to increased wages, benefits and retirement expenses.

Acquisition-related expenses, excluding the expenses mentioned above, primarily consisted of store operating expenses, travel expenses and contracted labor for store resets.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2015 vs. 2014
(dollars in thousands)	Increase (Decrease)	Increase (Decrease) as a % of sales
Employee related expenses	$19,421	0.2%
Store advertising expense	$(1,277)	(0.1)%
Depreciation and amortization	$4,473	0.1%
Utility expense	$(1,222)	(0.1)%
Rent expense	$(1,220)	(0.1)%

Employee-related expenses increased in 2015 for the reasons noted above, primarily related to increases in the basic hourly rate, management incentives and increases in sales volume. Hourly employees, particularly part time employees, are required to work increased hours when there is growth in sales volume. Increases in employee related expenses were offset by savings realized from a store labor efficiency project in 2015.

Store advertising expense decreased in 2015 due to reduced spending on direct mail and weekly ads.

Depreciation and amortization increased in 2015 as a result of the Company’s store capital expenditure program and technology investments.

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

Analysis of Investment Income	2016	2015	2014	Dollar Changes	Dollar Changes
(dollars in thousands)	(53 weeks)	(52 weeks)	(52 weeks)	2016 vs. 2015	2015 vs. 2014
Bond income	$1,655	$1,420	$1,187	$235	$233
Equity income	419	412	706	7	(294)
SERP investment	626	(280)	394	906	(674)
Investment income	$2,700	$1,552	$2,287	$1,148	$(735)

Equity income decreased in 2015 as a result of the Company receiving a stock dividend in 2014 which was not repeated in 2015.

SERP investment was impacted by market adjustments in both 2016 and 2015 and experienced a gain in 2016.

Provision for Income Taxes

The effective income tax rate was 30.1%, 35.7% and 35.0% in 2016, 2015 and 2014, respectively.  The effective income tax rate decreased in 2016 due to the impact of the bargain purchase gain on the 38 locations being included in the overall gain calculation and not in income tax expense.  The effective tax rate excluding the bargain purchase gain was 37.2%.  The increase in the effective tax rate excluding the bargain purchase gain as compared to the 2015’s effective tax rate was driven by an increase in state tax expense.  The effective income tax rate differs from the federal statutory rate of 35% primarily due to the effect of the bargain purchase gain,  state income taxes and net permanent differences. The effective income tax rate rose in 2015 due to an increase in state tax expense.

Liquidity and Capital Resources

Net cash provided by operating activities was $151.6 million in 2016, compared to $136.7 million in 2015 and $123.1 million in 2014.  Working capital decreased 10.8% in 2016, increased 1.4% in 2015 and increased 6.4% in 2014, in each case compared to the prior year.  The working capital decrease in 2016 was caused by the increased investment in the Company’s capital expansion program, specifically the acquisitions summarized in Note 9 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. Working capital increases  in 2015 and 2014 are primarily attributed to a reduced investment in the Company’s capital expansion program compared to previous years.

Net cash used in investing activities was $186.7 million in 2016 compared to $109.8 million in 2015 and $85.8 million in 2014.  These funds were used primarily to purchase property and equipment in the three fiscal years presented.  Property and equipment purchases totaled $142.1 million in 2016, compared to $90.2 million in 2015 and $79.2 million in 2014.  In 2016, the Company paid $24.6 million for the purchase of 5 former Mars Super Market locations in the Baltimore County, MD region; $29.4 million for the purchase of 38 former Food Lion Supermarket locations throughout Virginia, Maryland and Delaware and $9.6 million for the purchase of a former Nell’s Family Market location in East Berlin, PA.  The Company paid $7.9 million for the property and equipment related to the purchase of a store in Hanover, Pennsylvania in the third quarter of 2015.  As a percentage of sales, capital expenditures were 7.0%, 3.1% and 2.9% in 2016, 2015 and 2014, respectively.

The Company’s capital expansion program includes store acquisitions, the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $90 million in its capital expansion program in 2017.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (continued)

Net cash generated from financing activities was $32.2 million in 2016.  In 2016, the Company entered into a revolving credit agreement and borrowed a total of $64.5 million of the available $100.0 million from Wells Fargo Bank, National Association, increasing the cash flow from financing activities compared to 2015.  In addition, the company issued $32.3 million of cash dividend payments in 2016.  The net cash flows used in 2015 and 2014 consisted solely of the $32.3 million cash dividend payments.

At December 31, 2016, the Company had $16.7 million committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them and has committed to not draw any additional amounts from the line of credit.

Total cash dividend payments on common stock, on a per share basis, amounted to $1.20 in 2016, 2015 and 2014.  No treasury stock was purchased in 2016, 2015 or 2014.  The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

The Company has no other commitment of capital resources as of December 31, 2016, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.  The Company anticipates funding its working capital requirements and its $90 million 2017 capital expansion program through cash and future internally generated cash flows from operations, as well as the revolving credit facility agreement the Company entered into on September 1, 2016 with Wells Fargo Bank, National Association. The remaining balance as of December 31, 2016 is $18.8 million, which is the net amount of the original $100.0 million available through the revolving credit facility agreement, less the $64.5 million borrowed and the $16.7 million dollars of outstanding letters of credit. On March 13, 2017, the line of credit available through the revolving credit facility was increased to $120.0 million.

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

The Company experienced an unrealized holding gain net of deferred taxes of $348,000 in 2016, an unrealized holding loss net of deferred taxes of $52,000 in 2015 and an unrealized holding gain net of deferred taxes of $927,000 in 2014 (see Consolidated Statements of Comprehensive Income).  As of December 31, 2016, the Company had $8.7 million in gross unrealized holding gains and $459,000 in gross unrealized holding losses related to marketable securities.  See Note 2 Investments, of Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company’s marketable securities.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 31, 2016.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$252,145	$43,512	$78,313	$50,260	$80,060
Long-term Debt	64,476	-	64,476	-	-
Total	$316,621	$43,512	$142,789	$50,260	$80,060

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows, except for the Company's lease commitments to be recognized on the balance sheet related to operating leases for its store facilities and transportation equipment, which will be required for annual periods beginning after December 15, 2018 per the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  See Note 1(w) Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on ASU 2016-02.

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

Inventories

Inventories are valued at the lower of cost or market, using both the last-in, first-out (LIFO) for center store and pharmacy inventories and average cost methods for fresh inventories.  Under the LIFO method, inventory is stated at cost, which is determined by applying a cost-to-retail to each similar merchandise category’s ending retail value.  The Company’s fresh inventories are valued using average cost.  The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts and to provide for estimated shortages from the last physical count to the financial statement date.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Policies and Estimates (continued)

Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  As of December 31, 2016, the remaining closed store has a lease term of approximately two years, and the liabilities associated with the closed store lease are paid over the term of the lease.  Closed store lease liabilities totaled $105,000 and $212,000 as of December 31, 2016 and December 26, 2015, respectively.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term.  Store closings are generally completed within one year after the decision to close.  Adjustments to closed store liabilities and other exit costs primarily relate to changes in sublease income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the changes become known.  Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that is no longer needed for its originally intended purpose, is adjusted to income in the proper period.  Inventory write-downs, if any, in connection with store closings, are classified in cost of sales.  Costs to transfer inventory and equipment from closed stores are expensed as incurred.

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company was liable for associate health claims up to an annual maximum of $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of March 1, 2014.  As of March 1, 2014, the Company purchased stop loss insurance which carries a $500,000 specific deductible with a $250,000 aggregating deductible.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 31, 2016	2017	2018	2019	2020	2021	Thereafter	Total	Dec. 31, 2016
Rate sensitive assets:
Fixed interest rate securities	$11,320	$11,310	$4,060	$3,705	$6,040	$16,670	$53,105	$57,811
Average interest rate	2.26%	2.13%	1.70%	2.25%	2.12%	2.45%	2.23%

Other Relevant Market Risks

The Company’s equity securities at December 31, 2016 had a cost basis of $1,198,000 and a fair value of $9,360,000.  The dividend yield realized on these equity investments was 4.48% in 2016.  Market risk, as it relates to equities owned by the Company, is discussed within the “Liquidity and Capital Resources” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained within this report.  Interest rate fluctuations will not have a material impact on the long term debt obligation.

WEIS MARKETS, INC.

Item 8.    Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
December 31, 2016 and December 26, 2015	2016	2015
Assets
Current:
Cash and cash equivalents	$14,653	$17,596
Marketable securities	67,171	91,629
SERP investment	11,154	9,079
Accounts receivable, net	96,170	88,083
Inventories	276,783	229,399
Prepaid expenses and other current assets	16,310	17,198
Income taxes recoverable	1,625	1,666
Total current assets	483,866	454,650
Property and equipment, net	878,195	738,985
Goodwill	52,330	35,162
Intangible and other assets, net	16,913	7,162
Total assets	$1,431,304	$1,235,959

Liabilities
Current:
Accounts payable	$199,159	$160,441
Accrued expenses	50,947	37,819
Accrued self-insurance	19,330	16,770
Deferred revenue, net	6,730	6,898
Total current liabilities	276,166	221,928
Postretirement benefit obligations	15,277	14,368
Accrued self-insurance	21,353	22,761
Deferred income taxes	119,445	97,020
Long-term debt	64,476	-
Other	7,865	8,135
Total liabilities	504,582	364,212
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,062,778	1,007,894
Accumulated other comprehensive income, net	4,852	4,761
	1,077,579	1,022,604
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	926,722	871,747
Total liabilities and shareholders’ equity	$1,431,304	$1,235,959

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 31, 2016,	2016	2015	2014
December 26, 2015 and December 27, 2014	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$3,136,720	$2,876,748	$2,776,683
Cost of sales, including warehousing and distribution expenses	2,264,565	2,090,016	2,023,721
Gross profit on sales	872,155	786,732	752,962
Operating, general and administrative expenses	773,830	695,953	671,587
Income from operations	98,325	90,779	81,375
Investment income and interest expense	2,457	1,552	2,287
Gain on bargain purchase	23,879	-	-
Income before provision for income taxes	124,661	92,331	83,662
Provision for income taxes	37,499	33,001	29,281
Net income	$87,162	$59,330	$54,381

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.20	$1.20	$1.20
Basic and diluted earnings per share	$3.24	$2.21	$2.02

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)
For the Fiscal Years Ended December 31, 2016,	2016	2015	2014
December 26, 2015 and December 27, 2014	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$87,162	$59,330	$54,381
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $239, $37 and $644, respectively)	348	(52)	927
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $180, $11 and $26, respectively)	(257)	(16)	(37)
Other comprehensive income (loss), net of tax	91	(68)	890
Comprehensive income, net of tax	$87,253	$59,262	$55,271

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 31, 2016,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 26, 2015 and December 27, 2014	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 28, 2013	33,047,807	$9,949	$958,739	$3,939	6,149,364	$(150,857)	$821,770
Net income	—	—	54,381	—	—	—	54,381
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	890	—	—	890
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 27, 2014	33,047,807	9,949	980,842	4,829	6,149,364	(150,857)	844,763
Net income	—	—	59,330	—	—	—	59,330
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(68)	—	—	(68)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 26, 2015	33,047,807	9,949	1,007,894	4,761	6,149,364	(150,857)	871,747
Net income	—	—	87,162	—	—	—	87,162
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	91	—	—	91
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 31, 2016	33,047,807	$9,949	$1,062,778	$4,852	6,149,364	$(150,857)	$926,722

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 31, 2016,	2016	2015	2014
December 26, 2015 and December 27, 2014	(53 weeks)	(52 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$87,162	$59,330	$54,381
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation	66,496	61,834	59,004
Amortization	10,366	8,280	7,865
Loss (gain) on disposition of fixed assets	1,353	(54)	(2,630)
Impairment of fixed assets	894	-	-
Gain on sale of marketable securities	(437)	(27)	(63)
Gain on sale of intangible assets	(200)	-	-
Gain on acquisition of business	(23,879)	-	-
Deferred income taxes	5,703	(212)	3,235
Changes in operating assets and liabilities:
Inventories	(38,102)	10,242	811
Accounts receivable and prepaid expenses	(5,096)	(17,127)	(13,588)
Income taxes recoverable	41	(1,054)	(612)
Accounts payable and other liabilities	46,131	14,403	17,230
Income taxes payable	-	-	(1,628)
Other	1,161	1,118	(895)
Net cash provided by operating activities	151,593	136,733	123,110
Cash flows from investing activities:
Purchase of property and equipment	(142,144)	(90,210)	(79,177)
Proceeds from the sale of property and equipment	442	1,929	3,614
Purchase of marketable securities	(40,858)	(31,329)	(20,118)
Proceeds from maturities of marketable securities	1,335	3,201	4,050
Proceeds from the sale of marketable securities	62,566	9,171	7,668
Acquisition of business	(63,632)	-	-
Purchase of intangible assets	(2,568)	(2,649)	(1,479)
Proceeds from sale of intangible assets	200	-	-
Change in SERP investment	(2,075)	42	(369)
Net cash used in investing activities	(186,734)	(109,845)	(85,811)
Cash flows from financing activities:
Proceeds from long-term debt	64,476	-	-
Dividends paid	(32,278)	(32,278)	(32,278)
Net cash provided by (used in) financing activities	32,198	(32,278)	(32,278)
Net (decrease) increase in cash and cash equivalents	(2,943)	(5,390)	5,021
Cash and cash equivalents at beginning of year	17,596	22,986	17,965
Cash and cash equivalents at end of year	$14,653	$17,596	$22,986

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  The Company’s operations are reported as a single reportable segment.  There was no material change in the nature of the Company's business during fiscal 2016.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December.  Fiscal 2016 was comprised of 53 weeks, ending on December 31, 2016.  Fiscal 2015 was comprised of 52 weeks, ending on December 26, 2015.  Fiscal 2014 was comprised of 52 weeks, ending on December 27, 2014.  References to years in this Annual Report relate to fiscal years.

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

(e)  Cash and Cash Equivalents

The Company maintains its cash balances in the form of core checking accounts and money market accounts.  The Company maintains cash deposits with banks that at times exceed applicable insurance limits.  The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions that management believes are creditworthy.

The Company considers investments with an original maturity of three months or less to be cash equivalents.  Investment amounts classified as cash equivalents as of December 31, 2016 and December 26, 2015 totaled $714,000 and $7.7 million, respectively.

(f)  Marketable Securities

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

(g)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $1,455,000 and $1,967,000 as of December 31, 2016 and December 26, 2015, respectively.  The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants.  The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.  Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(h)  Inventories

Inventories are valued at the lower of cost or market, using both the last-in, first-out (LIFO) and average cost methods.  The Company’s center store and pharmacy inventories are valued using LIFO.  Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail to each similar merchandise category’s ending retail value.  The Company’s fresh inventories are valued using average cost.  The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts and to provide for estimated shortages from the last physical count to the financial statement date.

(i)  Property and Equipment

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

(j)  Goodwill and Intangible Assets

Goodwill is not amortized but tested for impairment on an annual basis and between annual tests when indicators of impairment are identified.  Intangible assets with an indefinite useful life are not amortized until their useful life is determined to be no longer indefinite and are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The Company’s intangible assets and related accumulated amortization at December 31, 2016 and December 26, 2015 consisted of the following:

		December 31, 2016			December 26, 2015
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Liquor Licenses	$8,423	$-	$8,423	$5,965	$-	$5,965
Lease Acquisitions	10,960	2,984	7,976	3,654	2,604	1,050
Customer Lists	295	21	274	162	15	147
Total	$19,678	$3,005	$16,673	$9,781	$2,619	$7,162

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 30 years.  Estimated amortization expense for the next five fiscal years is approximately $928,000 in 2017,  $928,000 in 2018,  $928,000 in 2019,  $925,000 in 2020 and $869,000 in 2021.  As of December 31, 2016, the Company’s intangible assets with indefinite lives consisted of goodwill and Pennsylvania liquor licenses.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(k)  Impairment of Long-Lived Assets

The Company periodically evaluates the period of depreciation or amortization for long-lived assets to determine whether current circumstances warrant revised estimates of useful lives.  The Company completes an impairment test annually.  The Company also reviews its property and equipment for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset.  An impairment loss would be recorded for the excess of net book value over the fair value of the asset impaired.  The fair value is estimated based on current market values or expected discounted future cash flows.

With respect to owned property and equipment associated with closed stores, the value of the property and equipment would be adjusted to reflect recoverable values if current economic conditions and estimated fair values of the property was less than the net book value.

In accordance with Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company recorded a pre-tax charge of $894,000 in the fourth quarter of 2016 for the impairment of long-lived assets, including equipment and leasehold improvements. The charge was a result of management determining that the net book value of a property was less than the recoverable value.  This charge was included as a component of "Operating, general and administrative expenses."

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

(l)  Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  As of December 31, 2016, the remaining closed store has a lease term of approximately two years, and the liabilities associated with the closed store lease are paid over the term of the lease.  Closed store lease liabilities totaled $105,000 and $212,000 as of December 31, 2016 and December 26, 2015, respectively.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term.  Store closings are generally completed within one year after the decision to close.  Adjustments to closed store liabilities and other exit costs primarily relate to changes in sublease income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the changes become known.  Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that is no longer needed for its originally intended purpose, is adjusted to income in the proper period. Inventory write-downs, if any, in connection with store closings are classified in cost of sales.  Costs to transfer inventory and equipment from closed stores are expensed as incurred.

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business:

Closed Store
(dollars in thousands)	Obligations
Balance at December 27, 2014	$955
Additions	0
Payments	(578)
Adjustments	(165)
Balance at December 26, 2015	212
Additions	0
Payments	(33)
Adjustments	(74)
Balance at December 31, 2016	$105

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(m)  Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company was liable for associate health claims up to an annual maximum of $2,000,000 per member prior to March 1, 2014 and an unlimited amount per member as of and after March 1, 2014.  As of March 1, 2014, the Company purchased stop loss insurance which carries a $500,000 specific deductible with a $250,000 aggregating deductible.  The Company is liable for workers' compensation claims up to $2,000,000 per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1,000,000.  Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

(n)  Income Taxes

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

(o)  Earnings Per Share

Earnings per share are based on the weighted-average number of common shares outstanding.

(p)  Revenue Recognition

Revenue from the sale of products to the Company’s customers is recognized at the point of sale.  Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold.  Periodically, the Company will run a point based sales incentive program that rewards customers with future sales discounts.  The Company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software.  Sales are reduced by these estimates over the life of the program.  Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts.  The Company records “Deferred revenue” for the sale of gift cards and revenue is recognized in “Net sales” at the time of customer redemption for products.  Gift card breakage income is recognized in “Operating, general and administrative expenses” based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote.  Sales tax is excluded from “Net sales.”  The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction.  Merchandise return activity is immaterial to revenues due to products being returned quickly and the relatively low unit cost.

(q)  Cost of Sales, Including Warehousing and Distribution Expenses

“Cost of sales, including warehousing and distribution expenses” consists of direct product costs (net of discounts and allowances), distribution center and transportation costs, as well as manufacturing facility operations.

(r)  Vendor Allowances

Vendor allowances related to the Company's buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement.  Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods.  Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold.  Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached.  Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract.  Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement.  Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid.  Warehouse and back-haul allowances provided by suppliers for distributing their product through the Company’s distribution system are recorded in cost of sales offsetting costs incurred.  Warehouse rack and slotting allowances are recorded in cost of sales when new items are initially set up in the Company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete.  Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(r)  Vendor Allowances (continued)

Vendor allowances recorded as credits in cost of sales totaled $123.9 million in 2016,  $97.0 million in 2015 and $89.5 million in 2014.  Vendor paid cooperative advertising credits totaled $19.1 million in 2016,  $17.1 million in 2015 and $16.0 million in 2014.  These credits were netted against advertising costs within “Operating, general and administrative expenses.”  The Company had accounts receivable due from vendors of $852,000 and $842,000 for earned advertising credits and $10.7 million and $8.1 million for earned promotional discounts as of December 31, 2016 and December 26, 2015, respectively.  The Company had $4.0 million and $823,000 in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 31, 2016 and December 26, 2015, respectively.

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

(t)  Advertising Costs

The Company expenses advertising costs as incurred.  The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $26.3 million in 2016,  $23.1 million in 2015 and $24.6 million in 2014 in “Operating, general and administrative expenses.”

(u)  Rental Income

The Company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”  All leases are operating leases, as disclosed in Note 5.

(v)  Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which amended the existing accounting standards for revenue recognition.  ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  The standard was initially effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  In March, April, May and December of 2016 the FASB issued ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, Revenue from Contracts with Customers (Topic 606) which amends the guidance in ASU 2014-09.  Early adoption is not permitted.  The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.  The Company is currently in the process of evaluating the impact of adoption of the ASU.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s point of sale product sales.

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

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(v)  Current Relevant Accounting Standards (continued)

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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842).  ASU 2016-02 requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms more than 12 months.  Current guidance only requires capital leases to be recognized on the balance sheet.  However, the ASU 2016-02 now requires that both capital and operating leases be recognized on the balance sheet.  The effect on cash flows will strictly depend on whether the lease is classified as an operating lease or capital lease.  The ASU 2016-02 will require disclosures to aid investors and other financial statement users to better understand the amount, timing and uncertainty of the cash flows arising from leases.  These disclosures are to include qualitative and quantitative information about the amounts recorded in the financial statements.  This ASU will have a limited impact on the accounting for leases by lessors. However, new guidance contains targeted improvements to align, where necessary, the lessor’s accounting with the lessee’s accounting standards.  ASU 2016-02 will become effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years.  Although the Company has not completed its assessment, the Company expects that the adoption of ASU 2016-02 will have a significant impact on the Company’s Consolidated Balance Sheets.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Suptopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products.  ASU 2016-04 requires the debtor to derecognize a liability, such as a prepaid stored-value product, if and only if it has been extinguished by paying the creditor in cash, other financial assets, goods or services or if the debtor is relieved of its obligation legally, either judicially or by the creditor.  ASU 2016-04 also requires that an entity must disclose the methodology and specific judgements made in applying the breakage recognized.  ASU 2016-04 will become effective for the financial statements issued for the fiscal years beginning after December 15, 2017 and interim periods within those fiscal years.  Early application is permitted including adoption in an interim period.  The Company is currently in the process of evaluating the impact of adoption of the ASU.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.  The ASU attempts to clarify the definition of a business by better defining the term output and requiring that to be considered a business the entity must (1) include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output and (2) remove the evaluation whether a market participant could replace missing elements.  The amendments in ASU 2017-01 are effective for fiscal years beginning after December 15, 2017, including interim periods within those periods.  The amendments should be applied prospectively on or after the effective date. No disclosures are required at the time of transition.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements .

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.   The ASU eliminates Step 2 from the goodwill impairment test which had an entity perform procedures to determine the fair value of its assets and liabilities at the impairment testing date.  The entity is now required, under ASU 2017-04, to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge when the carrying amount exceeds the reporting unit’s fair value.  The loss should not exceed the total amount of goodwill allocated to the reporting unit. The ASU also eliminates requirements for reporting units with a zero or negative carrying amount to perform a qualitative assessment.  Therefore, the same impairment assessment applies to all reporting units. ASU 2017-04 should be applied prospectively and requires the disclosure of the nature and reason for the change in accounting principle upon transition, in the first interim and annual period the ASU is initially adopted.  The amendments in ASU 2017-04 are effective for the annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.

WEIS MARKETS, INC.

Note 2  Marketable Securities (continued)

Marketable securities, as of December 31, 2016 and December 26, 2015, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$8,162	$-	$9,360
Level 2
Municipal bonds	57,739	531	(459)	57,811
	$58,937	$8,693	$(459)	$67,171

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 26, 2015	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,682	$-	$7,880
Level 2
Municipal bonds	82,347	1,468	(66)	83,749
	$83,545	$8,150	$(66)	$91,629

Maturities of marketable securities classified as available-for-sale at December 31, 2016, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$6,144	$6,179
Due after one year through five years	27,780	27,972
Due after five years through ten years	20,317	20,162
Due after ten years	3,498	3,498
Equity securities	1,198	9,360
	$58,937	$67,171

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates which allows them to defer income to future periods.  Participants in the plans earn a return on their deferrals based on mutual fund investments.  The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans.  Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The changes in the underlying liability to the associates are recorded in “Operating, general and administrative expenses.”

WEIS MARKETS, INC.

Note 3  Inventories

Merchandise inventories, as of December 31, 2016 and December 26, 2015, were valued as follows:

(dollars in thousands)	2016	2015
LIFO	$223,294	$181,321
Average cost	53,489	48,078
	$276,783	$229,399

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances.  If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $79,128,000 and $81,347,000 higher than as reported on the above methods as of December 31, 2016 and December 26, 2015, respectively. During 2015, the Company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4  Property and Equipment

Property and equipment, as of December 31, 2016 and December 26, 2015, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2016	2015
Land		$134,813	$106,125
Buildings and improvements	10-60	655,487	586,903
Equipment	3-12	1,033,967	949,975
Leasehold improvements	5-20	205,506	190,249
Total, at cost		2,029,773	1,833,252
Less accumulated depreciation and amortization		1,151,578	1,094,267
		$878,195	$738,985

WEIS MARKETS, INC.

Note 5  Lease Commitments

At December 31, 2016, the Company leased approximately 54% of its open store facilities under operating leases that expire at various dates through 2033.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense.  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term.  Additionally, the Company has operating leases for certain transportation and other equipment.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2016	2015	2014
Minimum annual rentals	$38,632	$34,794	$35,183
Contingent rentals	431	452	409
Lease or sublease income	(7,212)	(7,069)	(6,881)
	$31,851	$28,177	$28,711

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016.

(dollars in thousands)	Leases	Subleases
2017	$43,512	$(4,087)
2018	42,603	(3,716)
2019	35,710	(2,712)
2020	28,229	(2,461)
2021	22,031	(2,106)
Thereafter	80,060	(9,850)
	$252,145	$(24,932)

The Company did not have a liability accrued as of December 31, 2016 but had $32,000 accrued as of December 26, 2015, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received.  The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

WEIS MARKETS, INC.

Note 6  Retirement Plans

The Company has a qualified retirement savings plan, the Weis Markets, Inc. Retirement Savings Plan, covering substantially all full-time associates.  The plan has a contributory component as well as a noncontributory profit-sharing component for certain associates.  The noncontributory component covers eligible associates which included certain salaried associates, store management and administrative support personnel.  The Company also has three non-qualified supplemental retirement plans covering highly compensated employees of the Company.  The Company’s policy is to fund retirement plan costs as accrued, with the exception of the deferred compensation plan.  Employer contributions to the qualified retirement plan are made at the sole discretion of the Company.

Retirement plan costs:

(dollars in thousands)	2016	2015	2014
Retirement savings plan	3,593	3,161	3,010
Deferred compensation plan	788	(318)	1,328
Supplemental executive retirement plan	909	484	1,061
Deferred compensation plan for pharmacists	284	(165)	(228)
	$5,574	$3,162	$5,171

The Company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy.  Currently, there are no active officers in the plan.  The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate.  The plan is unfunded and accounted for on an accrual basis.  The recorded liability at December 31, 2016 is $6,077,000, which is based on expected payments to be made over the remaining lives of the beneficiaries.  This amount is included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets.  The expected payment amounts are approximately $1,976,000 for 2017 and approximately $1,013,000 for the years thereafter dependent on the lives of the beneficiaries.

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates.  These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service.  These plans are unfunded and accounted for on an accrual basis.  Participants in these plans are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan once their yearly earnings exceed the IRS highly compensated threshold.  The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion.  The allocation among the various plan participants is made in both flat dollar amounts and in relationship to their compensation.  Plan participants are 100% vested in their accounts after six years of service with the Company.  Benefits are distributed among participants upon reaching the applicable retirement age.  Substantial risk of benefit forfeiture does exist for participants in these plans.  The present value of accumulated benefits amounted to $11,176,000 and $9,079,000 at December 31, 2016 and December 26, 2015, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

The Company has no other postretirement benefit plans.

WEIS MARKETS, INC.

Note 7  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 27, 2014	$4,829

Other comprehensive loss before reclassifications	(52)
Amounts reclassified from accumulated other comprehensive income	(16)
Net current period other comprehensive loss	(68)
Accumulated other comprehensive income balance as of December 26, 2015	$4,761

Other comprehensive income before reclassifications	348
Amounts reclassified from accumulated other comprehensive income	(257)
Net current period other comprehensive income	91
Accumulated other comprehensive income balance as of December 31, 2016	$4,852

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended December 31, 2016, December 26, 2015 and December 27, 2014.

		Gains Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
(dollars in thousands)	Location	2016	2015	2014
Unrealized gains on available-for-sale marketable securities
	Investment income	$437	$27	$63
	Provision for income taxes	(180)	(11)	(26)
Total amount reclassified, net of tax		$257	$16	$37

WEIS MARKETS, INC.

Note 8  Income Taxes

The provision (benefit) for income taxes consists of:

(dollars in thousands)	2016	2015	2014
Current:
Federal	$25,908	$29,888	$24,809
State	5,888	3,325	1,237
Deferred:
Federal	6,020	(188)	2,559
State	(317)	(24)	676
	$37,499	$33,001	$29,281

The reconciliation of income taxes computed at the federal statutory rate (35% in 2016, 2015 and 2014) to the provision for income taxes is:

(dollars in thousands)	2016	2015	2014
Income taxes at federal statutory rate	$43,631	$32,316	$29,282
State income taxes, net of federal income tax benefit	2,413	1,112	1,436
Deferred tax on gain on bargain purchase	(8,358)	-	-
Other	(187)	(427)	(1,437)
Provision for income taxes (effective tax rate 30.1%, 35.7% and 35.0%, respectively)	$37,499	$33,001	$29,281

Cash paid for federal income taxes was $27.3 million,  $28.0 million and $25.0 million in 2016, 2015 and 2014 respectively.  Cash paid for state income taxes was $3.7 million,  $2.2 million and $1.8 million in 2016, 2015 and 2014 respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2016 and December 26, 2015, are:

(dollars in thousands)	2016	2015
Deferred tax assets:
Accounts receivable	$586	$813
Compensated absences	1,076	983
Employment incentives	9,826	3,143
Employee benefit plans	9,243	10,485
General liability insurance	4,359	4,048
Postretirement benefit obligations	6,484	5,906
Net operating loss carryforwards	5,600	5,926
Other	2,224	2,173
Total deferred tax assets	39,398	33,477
Deferred tax liabilities:
Inventories	(7,619)	(6,808)
Unrealized gains on marketable securities	(3,382)	(3,323)
Nondeductible accruals and other	(7,517)	(9,240)
Depreciation	(140,325)	(111,126)
Total deferred tax liabilities	(158,843)	(130,497)
Net deferred tax liability	$(119,445)	$(97,020)

WEIS MARKETS, INC.

Note 8  Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2016	2015
Unrecognized tax benefits at beginning of year	$1,264	$-
Increases based on tax positions related to the current year	1,563	1,264
Additions for tax positions of prior year	297	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Expiration of the statute of limitations for assessment of taxes	-	-
Unrecognized tax benefits at end of year	$3,124	$1,264

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,860,000 in 2016 and $1,264,000 in 2015.

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2008.  The Company or one of its subsidiaries files tax returns in various states.  The tax years subject to examination in Pennsylvania, where the majority of the Company's revenues are generated, are 2012 to 2016.

The Company has net operating loss carryforwards of $86.2 million available for state income tax purposes.  The net operating losses will begin to expire starting in 2027.  The Company expects to fully utilize these net operating loss carryforwards.

WEIS MARKETS, INC.

Note 9  Acquisition of Business
Fiscal 2016 Acquisitions

On August 1, 2016, the Company purchased five Mars Super Market stores located in Maryland.  Weis Markets, Inc. acquired these locations and their operations in an effort to expand its presence in the Baltimore County region.  The results of operations of the former Mars Super Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The five former Mars Super Market stores contributed $38.0 million to sales in 2016.  The cash purchase price paid was $24.6 million for the property, equipment, inventories, prepaid expenses and goodwill related to this purchase.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  Weis Markets, Inc. assumed two lease obligations in the acquisition of the former Mars Super Market stores and entered into two new lease agreements.  Goodwill of $13.3 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The $13.3 million of goodwill is deductible for tax purposes.  The purchase price has been allocated to the acquired assets as follows.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The fair values of the acquired assets and assumed liabilities are reported below.

5 Mars Super Market Stores
(dollars in thousands)	August 1, 2016
Inventories	$1,267
Accounts receivable and prepaid expenses	248
Property and equipment	7,305
Goodwill	13,255
Intangibles - favorable leasehold interest, net	2,495
Total fair value of assets acquired	$24,570

WEIS MARKETS, INC.

Note 9  Acquisition of Business (continued)
Fiscal 2016 Acquisitions (continued)

In September 2016, the Company began its acquisition of 38 former Food Lion, LLC stores.  Within eight weeks, ending in October 2016, Weis Markets acquired 21 Maryland, 13 Virginia and 4 Delaware former Food Lion, LLC stores.  The results of operations of the 38 former Food Lion, LLC stores are included in the accompanying Consolidated Financial Statements from the date of acquisition.    The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The acquired locations were part of a FTC forced diversiture in the approval process of the merger of Ahold and Delhaize Group, which resulted in a below fair value purchase price consideration.  The cash purchase price paid  was  $29.4 million for the property, equipment, inventories, prepaid expenses and liabilities.  Weis Markets, Inc. assumed thirty lease obligations and ownership of eight locations.  The Company recognized a gain of $23.9 million on the purchase of the 38 former Food Lion, LLC stores.  The 38 acquired Food Lion, LLC locations contributed $92.5 million to sales in 2016.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The fair values of the acquired assets and assumed liabilities are reported below.

38 Food Lion, LLC Stores
(dollars in thousands)	Sept. 11 - Oct. 30, 2016
Assets	$
Current:
Accounts receivable, net	146
Inventories	7,614
Prepaid expenses and other current assets	1,044
Total current assets	8,804
Property and equipment, net	60,735
Intangibles - favorable leasehold interest	4,583
Total assets	74,122

Liabilities
Current:
Accrued expenses	(428)
Total current liabilities	(428)
Other - unfavorable leasehold interest	(3,738)
Deferred tax liability	(16,663)
Total liabilities	(20,829)

Total fair value of assets acquired and liabilities assumed	$53,293

Gain on bargain purchase	$23,879

WEIS MARKETS, INC.

Note 9  Acquisition of Business (continued)

Fiscal 2016 Acquisitions (continued)

On October 30, 2016, Weis Markets acquired a former Nell’s Family Market store located in East Berlin, PA from C&S Wholesale Grocers.  The results of operations of the former Nell’s Family Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The purchase price was $13.0 million , of which $3.4 million is payable over a 4 year term for the property, equipment, inventory, prepaid expenses and liabilities.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The former Nell’s Family Market contributed $3.0 million worth of sales in 2016.  Goodwill of $3.9 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The $3.9 million of goodwill is deductible for tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.  The fair values of the acquired assets and assumed liabilities are reported below.

Nell's Family Market Store
(dollars in thousands)	October 30, 2016
Assets	$
Current:
Inventories	401
Prepaid expenses and other current assets	39
Total current assets	440
Property and equipment, net	8,625
Goodwill	3,913
Intangible and other assets, net	23
Total assets	13,001

Liabilities
Current:
Accrued expenses	(3)
Total current liabilities	(3)

Total fair value of assets acquired and liabilities assumed	$12,998

The pro forma information includes historical results of operations of the 38 former Food Lion Supermarket and 5 former Mars Super Market stores but does not include efficiencies, cost reductions, synergies or investments in lower prices for the Company’s customers expected to result from the acquisitions.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the 38 former Food Lion Supermarket and the 5 former Mars Super Market stores been acquired at the beginning of 2014.  Pro forma results of sales, assuming the acquisitions had taken place at the beginning of 2014, are included in the following table.  The Company does not have reliable information to provide additional pro forma disclosures.

(dollars in thousands)
For the Fiscal Years Ended December 31, 2016,	2016	2015	2014
December 26, 2015 and December 27, 2014	(53 weeks)	(52 weeks)	(52 weeks)
Sales	$3,563,145	$3,424,414	$3,317,174

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

WEIS MARKETS, INC.

Note 10  Summary of Quarterly Results (Unaudited)

Quarterly financial data for 2016 and 2015 are as follows:

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended			Fourteen Weeks Ended
	March 26, 2016	June 25, 2016	September 24, 2016	December 31, 2016
Net sales	$738,204	$730,433	$742,986	$925,097
Gross profit on sales	207,112	201,938	204,864	258,241
Gain on bargain purchase	-	-	-	23,879
Net income	20,129	15,265	10,628	41,140
Basic and diluted earnings per share	$.75	$.57	$.40	$1.52

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 28, 2015	June 27, 2015	September 26, 2015	December 26, 2015
Net sales	$712,426	$718,380	$711,879	$734,063
Gross profit on sales	195,115	198,919	194,147	198,551
Net income	13,323	16,644	12,788	16,575
Basic and diluted earnings per share	$.50	$.62	$.48	$.61

Note 11  Fair Value Information

The carrying amounts for cash, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments.  The fair values of the Company’s marketable securities, as disclosed in Note 2, are based on quoted market prices and institutional pricing guidelines for those securities not classified as Level 1 securities. The Company’s SERP investments are classified as trading securities and are carried at fair value using Level 1 inputs. The carrying amount of long-term debt approximates fair value as interest rates on this debt agreement approximates current market rates.

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

Note 13  Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the Credit Agreement).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million with an additional discretionary amount available of $50.0 million.  As of December 31, 2016, $64.5 million of the available $100.0 million was borrowed from the credit facility.  On March 13, 2017, the unsecured revolving credit facility was increased to $120.0 million.  The loan will bear interest on the outstanding principal amount at the one month LIBOR rate plus the applicable margin rate of 0.65% until its Maturity on September 1, 2019.  The loan was used to fund the recent acquisitions and the Company’s working Capital requirements.  The only financial covenant in the credit facility requires the Company’s minimum EBITDA to be at least $75.0 million.  The Credit Agreement is also being utilized by the Company for letters of credit.   As of December 31, 2016, the Company had $16.7 million, of the then available $100.0 million from the credit facility, committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Interest expense related to long-term debt was $242,000 for 2016.

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Weis Markets, Inc.

We have audited the accompanying consolidated balance sheet of Weis Markets, Inc. as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the 53 week period ended December 31, 2016. Our audit also included the financial statement schedule of Weis Markets, Inc. listed in Item 15(c)(3). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Weis Markets, Inc. as of December 31, 2016, and the results of their operations and their cash flows for the 53 week period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the 53 week period ended December 31, 2016, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Weis Markets, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2017 expressed an unqualified opinion on the effectiveness of Weis Markets, Inc.’s internal control over financial reporting.

/s/ RSM US LLP

Philadelphia, Pennsylvania

March 16, 2017

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Weis Markets, Inc.

We have audited Weis Markets, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Weis Markets, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report On Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Weis Markets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Weis Markets, Inc. as of December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the 53 week period ended December 31, 2016 of Weis Markets, Inc. and our report dated March 16, 2017, expressed an unqualified opinion.

/s/ RSM US LLP

Philadelphia, Pennsylvania

March 16, 2017

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Weis Markets, Inc.

We have audited the accompanying consolidated balance sheet of Weis Markets, Inc. as of December 26, 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the 52 week periods ended December 26, 2015 and December 27, 2014. Our audits also included the financial statement schedule for each of the 52 week periods ended December 26, 2015 and December 27, 2014 at Item 15(c)(3). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Weis Markets, Inc. at December 26, 2015, and the consolidated results of its operations and its cash flows for each of the 52 week periods ended December 26, 2015 and December 27, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the 52 week periods ended December 26, 2015 and December 27, 2014, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

RSM US LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 31, 2016. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.    Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

WEIS MARKETS, INC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance” of the Weis Markets, Inc. definitive proxy statement dated March 16, 2017 are incorporated herein by reference.

Item 11.    Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 16, 2017 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 16, 2017 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 16, 2017 are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 16, 2017 is incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules:

(a)(1)    The Company’s 2016 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2)  Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 52 of this Annual Report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

WEIS MARKETS, INC.

Item 15.    Exhibits, Financial Statement Schedules: (continued)

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-A	Retirement Savings Plan, amended September 16, 2016 and filed with this Annual Report on Form 10-K.
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

WEIS MARKETS, INC.

Item 15(c)(3).Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(dollars in thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Accounts		Deductions	End of
Description	of Period	Expenses	Describe		Describe (1)	Period
Fiscal Year ended December 31, 2016:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,967	$1,145	$	---	$1,657	$1,455

Fiscal Year ended December 26, 2015:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,578	$1,438	$	---	$1,049	$1,967

Fiscal Year ended December 27, 2014:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,882	$577	$	---	$881	$1,578

(1) Deductions are uncollectible accounts written off, net of recoveries.

Item 16.Form 10-K Summary:

None.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date 03/16/2017	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date 03/16/2017	S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director (principal executive officer)

Date 03/16/2017	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date 03/16/2017	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development and Secretary
and Director

Date 03/16/2017	/S/Dennis G. Hatchell
Dennis G. Hatchell
Director

Date 03/16/2017	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date 03/16/2017	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date 03/16/2017	/S/Jeanette R. Rogers
Jeanette R. Rogers
Vice President Corporate Controller
(principal accounting officer)