Form 10-Q
period 2017-04-01
WEIS MARKETS INC
filed 2017-05-11
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [X]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

As of May 11, 2017, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	April 1, 2017	December 31, 2016
Assets
Current:
Cash and cash equivalents	$12,295	$14,653
Marketable securities	64,279	67,171
SERP investment	12,640	11,154
Accounts receivable, net	77,455	96,170
Inventories	275,217	276,783
Prepaid expenses and other current assets	16,932	16,310
Income taxes recoverable	-	1,625
Total current assets	458,818	483,866
Property and equipment, net	870,072	878,195
Goodwill	52,330	52,330
Intangible and other assets, net	18,173	16,913
Total assets	$1,399,393	$1,431,304

Liabilities
Current:
Accounts payable	$170,897	$199,159
Accrued expenses	34,949	50,947
Accrued self-insurance	14,912	19,330
Deferred revenue, net	5,252	6,730
Income taxes payable	323	-
Total current liabilities	226,333	276,166
Long-term debt	70,874	64,476
Postretirement benefit obligations	14,969	15,277
Accrued self-insurance	21,353	21,353
Deferred income taxes	126,932	119,445
Other	8,380	7,865
Total liabilities	468,841	504,582
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,066,544	1,062,778
Accumulated other comprehensive income
(Net of deferred taxes of $3,393 in 2017 and $3,382 in 2016)	4,916	4,852
	1,081,409	1,077,579
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	930,552	926,722
Total liabilities and shareholders’ equity	$1,399,393	$1,431,304

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands, except shares and per share amounts)	April 1, 2017	March 26, 2016
Net sales	$852,229	$738,204
Cost of sales, including warehousing and distribution expenses	622,433	531,092
Gross profit on sales	229,796	207,112
Operating, general and administrative expenses	209,546	175,842
Income from operations	20,250	31,270
Investment income and interest expense	824	637
Income before provision for income taxes	21,074	31,907
Provision for income taxes	9,238	11,778
Net income	$11,836	$20,129

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30
Basic and diluted earnings per share	$0.44	$0.75

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands)	April 1, 2017	March 26, 2016
Net income	$11,836	$20,129
Other comprehensive income by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains arising during period
(Net of deferred taxes of $11 and $570, respectively)	64	816
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $0 and $111, respectively)	-	(158)
Other comprehensive income, net of tax	64	658
Comprehensive income, net of tax	$11,900	$20,787

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(dollars in thousands)	April 1, 2017	March 26, 2016
Cash flows from operating activities:
Net income	$11,836	$20,129
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	20,962	18,368
Gain on disposition of fixed assets	(796)	(75)
Gain on sale of marketable securities	-	(269)
Deferred income taxes	7,476	(1,153)
Changes in operating assets and liabilities:
Inventories	1,566	3,352
Accounts receivable and prepaid expenses	17,539	5,658
Accounts payable and other liabilities	(45,789)	(21,239)
Income taxes	1,948	12,773
Other	(110)	525
Net cash provided by operating activities	14,632	38,069
Cash flows from investing activities:
Purchase of property and equipment	(17,056)	(29,935)
Proceeds from the sale of property and equipment	1,142	124
Purchase of marketable securities	(2,579)	(1,284)
Proceeds from maturities of marketable securities	1,895	-
Proceeds from the sale of marketable securities	4,006	15,213
Purchase of intangible assets	(1,240)	(549)
Change in SERP investment	(1,486)	(763)
Net cash used in investing activities	(15,318)	(17,194)
Cash flows from financing activities:
Proceeds from long-term debt	6,398	-
Dividends paid	(8,070)	(8,070)
Net cash used in financing activities	(1,672)	(8,070)
Net (decrease) increase in cash and cash equivalents	(2,358)	12,805
Cash and cash equivalents at beginning of year	14,653	17,596
Cash and cash equivalents at end of period	$12,295	$30,401

See accompanying notes to Consolidated Financial Statements.  There was no cash paid for income taxes in the first quarter of 2017 and $157 thousand paid for income taxes in the first quarter of 2016.  Cash paid for interest related to long-term debt was $258 thousand and $0 in the first quarter of 2017 and 2016, respectively.

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

(2) Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606),  as amended by several subsequent ASU’s, which establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  The Company is currently in the process of evaluating the impact of adoption of the ASU.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s point of sale product sales.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 generally requires that equity investments (excluding equity method investments) be measured at fair value with changes in fair value recognized in net income.  The Company expects that the adoption of ASU 2016-01 will likely have an impact on the net income reported in the Company’s Consolidated Statements of Income, but will not impact the Company’s comprehensive income or shareholders’ equity.  The amendment is effective for fiscal years beginning after December 15, 2017, with the cumulative effect of the adoption made to the balance sheet as of the date of adoption.  Adoption will result in a reclassification of the related accumulated unrealized appreciation, net of applicable deferred income taxes, currently included in accumulated other comprehensive income to retained earnings, resulting in no impact on the Company’s shareholders’ equity.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842).  ASU 2016-02 requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms more than 12 months.  ASU 2016-02 will become effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact of adoption of the ASU and expects the adoption to have a significant impact on the Company’s Consolidated Balance Sheet.

In March 2016, the FASB issued ASU 2016-04 Liabilities – Extinguishments of Liabilities (Subtopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products.  ASU 2016-04 requires that an entity must disclose the methodology and specific judgements made in applying the breakage recognized.  ASU 2016-04 will become effective for the financial statements issued for the fiscal years beginning after December 15, 2017.  Early application is permitted including adoption in an interim period.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s Consolidated Financial Statements.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  Investment income was $1.1 million and $637 thousand for the first quarter of 2017 and 2016, respectively.

Marketable securities, as of April 1, 2017 and December 31, 2016, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
April 1, 2017	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$7,804	$-	$9,002
Level 2
Municipal bonds	54,773	784	(280)	55,277
	$55,971	$8,588	$(280)	$64,279

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$8,162	$-	$9,360
Level 2
Municipal bonds	57,739	531	(459)	57,811
	$58,937	$8,693	$(459)	$67,171

Maturities of marketable securities classified as available-for-sale at April 1, 2017, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$7,623	$7,667
Due after one year through five years	24,811	25,161
Due after five years through ten years	22,339	22,449
Equity securities	1,198	9,002
	$55,971	$64,279

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Marketable Securities (continued)

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates which allows them to defer income to future periods.  Participants in the plans earn a return on their deferrals based on mutual fund investments.  The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans.  Such investments are reported on the Company’s Consolidated Balance Sheet as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The changes in the underlying liability to the associates are recorded in “Operating, general and administrative expenses.”

(4)  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 31, 2016	$4,852

Other comprehensive income before reclassifications	64
Amounts reclassified from accumulated other comprehensive income	-
Net current period other comprehensive income	64
Accumulated other comprehensive income balance as of April 1, 2017	$4,916

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended April 1, 2017 and March 26, 2016.

		Gains Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended
(dollars in thousands)	Location	April 1, 2017	March 26, 2016
Unrealized gains on available-for-sale marketable securities
	Investment income	$-	$269
	Provision for income taxes	-	(111)
Total amount reclassified, net of tax		$-	$158

(5) Acquisitions

On August 1, 2016, the Company purchased five Mars Super Market stores located in Maryland.  Weis Markets, Inc. acquired these locations and their operations in an effort to expand its presence in the Baltimore County region.  The results of operations of the former Mars Super Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The five former Mars Super Market stores contributed $23.2 million to sales in the first quarter of 2017.  The cash purchase price paid was $24.6 million for the property, equipment, inventories, prepaid expenses and goodwill related to this purchase.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  Weis Markets, Inc. assumed two lease obligations in the acquisition of the former Mars Super Market stores and entered into two new lease agreements.  Goodwill of $13.3 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The goodwill is deductible for tax purposes.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Acquisitions (continued)

In September 2016, the Company began its acquisition of 38 former Food Lion, LLC stores.  Within eight weeks, ending in October 2016, Weis Markets acquired 21 Maryland, 13 Virginia and 4 Delaware former Food Lion, LLC stores.  The results of operations of the 38 former Food Lion, LLC stores are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The acquired locations were part of a FTC forced divestiture in the approval process of the merger of Ahold and Delhaize Group, which resulted in a below fair value purchase price consideration.  The cash purchase price paid was $29.4 million for the property, equipment, inventories, prepaid expenses and liabilities.  Weis Markets, Inc. assumed thirty lease obligations and ownership of eight locations.  The Company recognized a gain of $23.9 million on the purchase of the 38 former Food Lion, LLC stores.  The 38 former Food Lion, LLC stores contributed $93.7 million to sales in the first quarter of 2017.

On October 30, 2016, Weis Markets acquired a former Nell’s Family Market store located in East Berlin, Pa from C&S Wholesale Grocers.  The results of operations of the former Nell’s Family Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The purchase price was $13.0 million, of which $3.4 million is payable over a 4 year term for the property, equipment, inventory, prepaid expenses and liabilities.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The former Nell’s Family Market contributed $4.1 million worth of sales in the first quarter of 2017.  Goodwill of $3.9 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The goodwill is deductible for tax purposes.

The pro forma information includes historical results of operations of the 38 former Food Lion Supermarket and 5 former Mars Super Market stores but does not include efficiencies, cost reductions, synergies or investments in lower prices for the Company’s customers expected to result from the acquisitions.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the 38 former Food Lion Supermarket and the 5 former Mars Super Market stores been acquired at the beginning of 2016.  Pro forma results of sales, assuming the acquisitions had taken place at the beginning of 2016, are included in the following table.  The Company does not have reliable information to provide additional pro forma disclosures.

	13 Weeks Ended
(dollars in thousands)	April 1, 2017	March 26, 2016
Sales	$852,229	$878,323

(6) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the Credit Agreement).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million with an additional discretionary amount available of $50.0 million.  On March 13, 2017, the unsecured revolving credit facility was increased to $120.0 million.  As of April 1, 2017, $70.9 million of the available $120.0 million was borrowed from the credit facility.  The loan will bear interest on the outstanding principal amount at the one month LIBOR rate plus the applicable margin rate of 0.65% until its maturity on September 1, 2019.  The loan was used to fund the recent acquisitions and the Company’s working capital requirements.  The only financial covenant in the credit facility requires the Company’s minimum EBITDA to be at least $75.0 million.  The Credit Agreement is also being utilized by the Company for letters of credit.   As of April 1, 2017, the Company had $16.7 million, of the available $120.0 million from the credit facility, committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Interest expense related to long-term debt was $273,000 for the 13 week period ending April 1, 2017.

WEIS MARKETS, INC.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Company Summary

Weis Markets is a conventional supermarket chain that operates 204 retail stores with a total of 23,000 associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia.  Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands and the Company promotes by using Everyday Low Price, Low Price Guarantee and Loyalty programs.  The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third party fuel station partners.

Utilizing its own centrally located distribution center and transportation fleet, Weis Markets self distributes approximately 67% of product with the remaining being supplied by direct store vendors.  In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products.  The corporate offices are located in Sunbury, Pa where the Company was founded in 1912.  The Company's operations are reported as a single reportable segment.

In 2016, Weis Markets acquired five Mars Super Market locations in Baltimore County, Md, 38 Food Lion stores throughout Maryland, Virginia and Delaware, and a Nell's Family Market in East Berlin, Pa.  The completion of these individual acquisitions expanded the Company's footprint into Virginia and Delaware, and increased its store count by 25 percent. Beginning August 1, 2016, the Company converted the 44 stores to Weis Markets stores in 96 days ending in November, during which it interviewed and hired more than 2,000 team members who were previously employed at the acquired locations.  In 2017, the acquired store group is providing a positive cash flow for the Company as management continues to develop the stores using its business model.  Although there are no pending acquisitions, the Company continues to investigate acquisition opportunities as well as grow its existing store base organically.

On March 9, 2017, the Company opened its new 65,000 square-foot prototype store next to a major competitor in Enola, Pa.  Designated the “Community Market” format, the store features a brand new store layout and unique features to elevate the shopping experience including a  pub, grill and ice cream parlor, featuring the Company’s own ice cream.  The store contains a Pennsylvania foods section and more than 1,900 organic and gluten-free products, along with a  mix-and-match pick K-cup 12-packs section and a Chobani Yogurt Bar.  The Company plans to review the success of the new features and utilize them where appropriate in other stores.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

			Percentage Changes
	13 Weeks Ended		2017 vs. 2016
(dollars in thousands except per share amounts)	April 1, 2017	March 26, 2016	13 Weeks Ended
Net sales	$852,229	$738,204	15.4%
Cost of sales, including warehousing and distribution expenses	622,433	531,092	17.2
Gross profit on sales	229,796	207,112	11.0
Gross profit margin	27.0%	28.1%
Operating, general and administrative expenses	209,546	175,842	19.2
O, G & A, percent of net sales	24.6%	23.8%
Income from operations	20,250	31,270	(35.2)
Operating margin	2.4%	4.2%
Investment income and interest expense	824	637	29.4
Investment income and interest expense, percent of net sales	0.1%	0.1%
Income before provision for income taxes	21,074	31,907	(34.0)
Income before provision for income taxes, percent of net sales	2.5%	4.3%
Provision for income taxes	9,238	11,778	(21.6)
Effective income tax rate	43.8%	36.9%
Net income	$11,836	$20,129	(41.2)%
Net income, percent of net sales	1.4%	2.7%
Basic and diluted earnings per share	$0.44	$0.75	(41.3)%

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Net Sales

Analysis of Sales

Percentage Changes
2017 vs. 2016
13 Weeks Ended
Net Sales	15.4%
Net sales, excluding fuel sales	15.2
Comparable store sales	(0.3)
Comparable store sales, excluding fuel sales	(0.9)
Comparable store sales, adjusted for holiday impact	1.1
Comparable store sales, adjusted for holiday impact, excluding fuel sales	0.5
Average sales per customer transaction	(3.3)
Identical customer store visits	0.7%

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

The Company’s first quarter 2016 sales benefited from the Easter and New Year holiday periods, which fell in the first quarter last year.  In 2016, Easter sales week occurred on the last week of the quarter.  Due to the Company’s 2016 fiscal year being comprised of 53 weeks,  the first quarter of 2017 did not include a New Year holiday sales week and Easter fell in the second quarter of 2017.  Management estimates the incremental holiday sales impact was approximately $10.1 million.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index decreased 1.5% compared to an increase of 0.3% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the thirteen week average price of gasoline in the Central Atlantic States increased 22.2% or $0.47 per gallon in the first quarter of 2017 compared to the same quarter in 2016.

The Company experienced deflation for the first quarter of 2017 in its core sales compared to the same quarter last year, particularly in its meat, produce, dairy and seafood departments.  It was partially able to offset the impact of deflation by increasing the number of units sold.  Pharmacy sales increased as script counts grew proportionally.  Fuel sales benefited from inflation as comparable fuel sales rose 18.8%.  In addition to deflation, management estimates winter weather events negatively impacted the sales comparison between quarters by approximately $7 million on a comparable store basis.

Although the Company experienced retail inflation and deflation in various commodities for the quarters presented, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.  Management remains confident in its ability to generate sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company's competitive position.

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), distribution center and transportation costs, as well as manufacturing facility operations.  Almost all of the increase in cost of sales in 2017 as compared to 2016 is due to the increased sales volume in 2017.  Both direct product cost and distribution cost increase when sales volume increases.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Cost of Sales and Gross Profit (continued)

The 1.1% decline in gross profit margin from first quarter 2016 to 2017 was attributable to the comparable store sales volume decline described previously.  Decreased sales volume negatively impacts the gross profit margin by increasing inventory shrinkage, increasing fixed distribution costs comparative rate and decreasing the margin between product cost and retail pricing in a deflationary market due to slower inventory turns.  As a percentage of sales, the cost of diesel fuel used by the Company to deliver goods from its distribution center to its stores increased 0.05%, reducing gross margin in the first quarter of 2017 compared to the first quarter of 2016.  In addition, the 2016 acquired stores product mix reduced gross profit margin by 0.06%.  Management believes that any distribution synergies gained from the acquired stores will be offset by the increased transportation costs due to the distance of the acquired stores.

Non-cash LIFO inventory valuation adjustments changed from expense of $0.7 million for the first quarter of 2016 to income of $0.1 million during the same quarter in 2017, accounting for 0.1% of the gross margin increase in 2017 versus 2016.

Although the Company experienced product cost inflation and deflation in various commodities for the quarters presented, management cannot accurately measure the full impact of inflation or deflation on costs due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

Operating, General and Administrative Expenses
The majority of the increase in operating, general and administrative expenses was driven by increased sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor increased 0.2%  in the first quarter of 2017 compared to the first quarter of 2016.  Of the total increase of $14.5 million, $14.1 million of the direct store labor increase was attributable to the stores acquired in 2016.  The Company continues to monitor store labor efficiencies and develop labor standards to reduce cost while maintaining the Company’s customer service expectations.

The Company’s self-insured health care benefit expenses decreased $476,000 or 8.4% in the first quarter of 2017 compared to the same quarter last year.  The variance is mainly attributed to a decrease in claims costs.  However, the Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.

Depreciation and amortization expense was $20.9 million, or 2.5% of net sales for the first quarter of 2017 compared to $18.4 million or 2.5% of net sales for the first quarter of 2016.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program and the 2016 acquisitions.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
April 1, 2017	(Decrease)	as a % of sales
Employee-related expenses	$18,464	0.2%
Store supply expense	1,501	0.1
Utility expense	2,041	0.1
Rent expense	2,642	0.2
Repairs/Maintenance expense	$1,936	0.2%

The variance in the percent of sales for the above expense items are primarily driven by the acquisition of five former Mars stores, 38 former Food Lion stores and a former Nell’s Family Market store in the second half of 2016.  The Company expects the percent of sales to decrease over time as it develops the acquisition stores’ sales and implements cost saving strategies.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Provision for Income Taxes
The effective income tax rate was 43.8% and 36.9% for the first quarter of 2017 and 2016, respectively.  The increase in the effective income tax rate is due to a discrete item recorded in the first quarter of 2017 and an increase in the state tax expense. Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary sources of cash are cash flows generated from operations and borrowings under the 2016 revolving credit agreement from Wells Fargo Bank, NA.  The Company’s revolving credit agreement has a principal amount of $100.0 million with an additional discretionary availability of $50.0 million.  On March 13, 2017, the Company was approved to access $20.0 million of the discretionary amount bringing the Company’s immediate borrowing capacity to $120.0 million.  As of April 1, 2017 the Company’s unused availability under the revolving credit agreement was $32.4 million with $70.9 million of borrowings outstanding and $16.7 million of letters of credit outstanding.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities.  As of April 1, 2017, the portfolio totaled $64.3 million.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $90.0 million in its capital expansion program in 2017.

The Company expects that cash generated from operations and available under the 2016 revolving credit agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends.  The Company has no other commitment of capital resources as of April 1, 2017, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $.30 per share, payable on May 22, 2017 to shareholders of record on May 8, 2017.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Cash Flow Information

	13 Weeks Ended		2017 vs. 2016
(dollars in thousands)	April 1, 2017	March 26, 2016	13 Weeks Ended
Net cash provided by (used in):
Operating activities	$14,632	$38,069	$(23,437)
Investing activities	(15,318)	(17,194)	1,876
Financing activities	$(1,672)	$(8,070)	$6,398

Operating

Cash flows from operating activities decreased in the first quarter of 2017 mainly as a result of decreased operating income compared to the first quarter of 2016.  In addition, long-term incentive payments to associates of $11.8 million were issued during the quarter.

Investing

Property and equipment purchases during the first quarter of 2017 totaled $17.1 million compared to $29.9 million in the first quarter of 2016.  The decrease of $12.9 million was partially attributable to the Company purchasing four properties in the first quarter of 2016.  As a percentage of sales, capital expenditures were 2.0% and 4.1% in the first quarter of 2017 and 2016, respectively.  In 2016, the Company sold $15.2 million of marketable securities as it prepared to finance future acquisitions.

Financing

The Company paid a dividend of $8.1 million for the first quarters of both 2017 and 2016.  In 2017, proceeds from long-term debt offset the dividend thereby reducing cash used in financing activities by $6.4 million.

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2016 Annual Report on  Form 10-K.  There have been no changes to the Significant Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended April 1, 2017.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 31, 2016 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 31, 2016 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended April 1, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 1, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 05/11/2017	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 05/11/2017	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)