Form 10-Q
period 2017-07-01
WEIS MARKETS INC
filed 2017-08-10
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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

As of August 10, 2017, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	July 1, 2017	December 31, 2016
Assets
Current:
Cash and cash equivalents	$17,582	$14,653
Marketable securities	63,059	67,171
SERP investment	13,206	11,154
Accounts receivable, net	76,024	96,170
Inventories	267,077	276,783
Prepaid expenses and other current assets	14,457	16,310
Income taxes recoverable	715	1,625
Total current assets	452,120	483,866
Property and equipment, net	870,507	878,195
Goodwill	52,330	52,330
Intangible and other assets, net	17,737	16,913
Total assets	$1,392,694	$1,431,304

Liabilities
Current:
Accounts payable	$178,732	$199,159
Accrued expenses	32,187	50,947
Accrued self-insurance	13,186	19,330
Deferred revenue, net	4,815	6,730
Total current liabilities	228,920	276,166
Long-term debt	51,951	64,476
Postretirement benefit obligations	15,758	15,277
Accrued self-insurance	21,353	21,353
Deferred income taxes	125,076	119,445
Other	8,876	7,865
Total liabilities	451,934	504,582
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,076,950	1,062,778
Accumulated other comprehensive income
(Net of deferred taxes of $3,256 in 2017 and $3,382 in 2016)	4,718	4,852
	1,091,617	1,077,579
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	940,760	926,722
Total liabilities and shareholders’ equity	$1,392,694	$1,431,304

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands, except shares and per share amounts)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net sales	$876,569	$730,433	$1,728,798	$1,468,637
Cost of sales, including warehousing and distribution expenses	636,690	528,495	1,259,123	1,059,588
Gross profit on sales	239,879	201,938	469,675	409,049
Operating, general and administrative expenses	212,161	177,881	421,707	353,723
Income from operations	27,718	24,057	47,968	55,326
Investment income and interest expense	412	682	1,236	1,319
Income before provision for income taxes	28,130	24,739	49,204	56,645
Provision for income taxes	9,655	9,474	18,893	21,252
Net income	$18,475	$15,265	$30,311	$35,393

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.60	$0.60
Basic and diluted earnings per share	$0.69	$0.57	$1.13	$1.32

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income	$18,475	$15,265	$30,311	$35,393
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $137 and $353, respectively for the 13 Weeks Ended and $126 and $922, respectively for the 26 Weeks Ended)	(198)	506	(134)	1,322
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $0 and $111, respectively for the 26 Weeks Ended)	-	-	-	(158)
Other comprehensive income (loss), net of tax	(198)	506	(134)	1,164
Comprehensive income, net of tax	$18,277	$15,771	$30,177	$36,557

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(dollars in thousands)	July 1, 2017	June 25, 2016
Cash flows from operating activities:
Net income	$30,311	$35,393
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	42,160	36,987
(Gain) loss on disposition of fixed assets	(1,034)	58
Gain on sale of marketable securities	-	(269)
Deferred income taxes	5,757	(4,775)
Changes in operating assets and liabilities:
Inventories	9,706	5,601
Accounts receivable and prepaid expenses	21,429	19,745
Accounts payable and other liabilities	(40,409)	(25,187)
Income taxes	910	6,072
Other	490	729
Net cash provided by operating activities	69,320	74,354
Cash flows from investing activities:
Purchase of property and equipment	(40,334)	(54,474)
Proceeds from the sale of property and equipment	2,106	146
Purchase of marketable securities	(6,788)	(1,284)
Proceeds from maturities of marketable securities	5,802	835
Proceeds from the sale of marketable securities	4,806	15,213
Purchase of intangible assets	(1,267)	(728)
Change in SERP investment	(2,052)	(1,264)
Net cash used in investing activities	(37,727)	(41,556)
Cash flows from financing activities:
Payments on long-term debt	(12,525)	-
Dividends paid	(16,139)	(16,139)
Net cash used in financing activities	(28,664)	(16,139)
Net increase in cash and cash equivalents	2,929	16,659
Cash and cash equivalents at beginning of year	14,653	17,596
Cash and cash equivalents at end of period	$17,582	$34,255

See accompanying notes to Consolidated Financial Statements.  There was $12.4 million paid for income taxes in the first half of 2017 and $19.7 million paid for income taxes in the first half of 2016.  Cash paid for interest related to long-term debt was $540 thousand and $0 in the first half of 2017 and 2016, respectively.

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

(2) Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606),  as amended by several subsequent ASU’s, which establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  The Company is currently in the process of evaluating the impact of adoption of the ASU.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s point of sale product sales.    The Company expects to adopt the new standard using the full retrospective method beginning December 31, 2017 and will further disclose the impact to the financial statements at that point.

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

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment advisory firm which includes various third party pricing services.  These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value.

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  Investment income was $672 thousand and $1.8 million in the second quarter and the first half of 2017, respectively.   Investment income was $682 thousand and $1.3 million in the second quarter and the first half of 2016, respectively.

Marketable securities, as of July 1, 2017 and December 31, 2016, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
July 1, 2017	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$7,034	$-	$8,232
Level 2
Municipal bonds	53,888	1,039	(100)	54,827
	$55,086	$8,073	$(100)	$63,059

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$8,162	$-	$9,360
Level 2
Municipal bonds	57,739	531	(459)	57,811
	$58,937	$8,693	$(459)	$67,171

Maturities of marketable securities classified as available-for-sale at July 1, 2017, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$6,154	$6,213
Due after one year through five years	25,830	26,176
Due after five years through ten years	21,904	22,438
Equity securities	1,198	8,232
	$55,086	$63,059

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

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 31, 2016	$4,852

Other comprehensive loss before reclassifications	(134)
Amounts reclassified from accumulated other comprehensive income	-
Net current period other comprehensive loss	(134)
Accumulated other comprehensive income balance as of July 1, 2017	$4,718

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended July 1, 2017 and June  25, 2016.

		Gains Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	Location	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Unrealized gains on available-for-sale marketable securities
	Investment income	$-	$-	$-	$269
	Provision for income taxes	-	-	-	(111)
Total amount reclassified, net of tax		$-	$-	$-	$158

(5) Acquisitions

On August 1, 2016, the Company purchased five Mars Super Market stores located in Maryland.  Weis Markets, Inc. acquired these locations and their operations in an effort to expand its presence in the Baltimore County region.  The results of operations of the former Mars Super Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The five former Mars Super Market stores contributed $22.7 million and $45.9 million to sales in the second quarter and the first half of 2017, respectively.  The cash purchase price paid was $24.6 million for the property, equipment, inventories, prepaid expenses and goodwill related to this purchase.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  Weis Markets, Inc. assumed two lease obligations in the acquisition of the former Mars Super Market stores and entered into two new lease agreements.  Goodwill of $13.3 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The goodwill is deductible for tax purposes.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Acquisitions (continued)

In September 2016, the Company began its acquisition of 38 former Food Lion, LLC stores.  Within eight weeks, ending in October 2016, Weis Markets acquired 21 Maryland, 13 Virginia and 4 Delaware former Food Lion, LLC stores.  The results of operations of the 38 former Food Lion, LLC stores are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The acquired locations were part of a FTC forced divestiture in the approval process of the merger of Ahold and Delhaize Group, which resulted in a below fair value purchase price consideration.  The cash purchase price paid was $29.4 million for the property, equipment, inventories, prepaid expenses and liabilities.  Weis Markets, Inc. assumed thirty lease obligations and ownership of eight locations.  The Company recognized a gain of $23.9 million on the purchase of the 38 former Food Lion, LLC stores.  The 38 former Food Lion, LLC stores contributed $95.2 million and $188.9 million to sales in the second quarter and the first half of 2017, respectively.

On October 30, 2016, Weis Markets acquired a former Nell’s Family Market store located in East Berlin, Pa from C&S Wholesale Grocers.  The results of operations of the former Nell’s Family Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The purchase price was $13.0 million, of which $3.4 million is payable over a 4 year term for the property, equipment, inventory, prepaid expenses and liabilities.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The former Nell’s Family Market contributed $4.6 million and $8.7 million to sales in the second quarter and the first half of 2017, respectively.  Goodwill of $3.9 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The goodwill is deductible for tax purposes.

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

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Sales	$876,569	$870,645	$1,728,798	$1,748,968

(6) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the Credit Agreement).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million with an additional discretionary amount available of $50.0 million.  On March 13, 2017, the unsecured revolving credit facility was increased to $120.0 million.  As of July 1, 2017, $52.0 million of the available $120.0 million was borrowed from the credit facility.  The loan will bear interest on the outstanding principal amount at the one month LIBOR rate plus the applicable margin rate of 0.65% until its maturity on September 1, 2019.  The loan was used to fund the recent acquisitions and the Company’s working capital requirements.  The only financial covenant in the credit facility requires the Company’s trailing twelve month EBITDA to be at least $75.0 million.  The Credit Agreement is also being utilized by the Company for $15.2 million of outstanding letters of credit as of July 1, 2017.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Interest expense related to long-term debt for the period ended July 1, 2017 was $260 thousand and $533 thousand for the second quarter and the first half of 2017, respectively.

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

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Changes
	13 Weeks Ended		26 Weeks Ended		2017 vs. 2016	2017 vs. 2016
(dollars in thousands except per share amounts)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016	13 Weeks Ended	26 Weeks Ended
Net sales	$876,569	$730,433	$1,728,798	$1,468,637	20.0%	17.7%
Cost of sales, including warehousing and distribution expenses	636,690	528,495	1,259,123	1,059,588	20.5	18.8
Gross profit on sales	239,879	201,938	469,675	409,049	18.8	14.8
Gross profit margin	27.4%	27.6%	27.2%	27.9%
Operating, general and administrative expenses	212,161	177,881	421,707	353,723	19.3	19.2
O, G & A, percent of net sales	24.2%	24.4%	24.4%	24.1%
Income from operations	27,718	24,057	47,968	55,326	15.2	(13.3)
Operating margin	3.2%	3.3%	2.8%	3.8%
Investment income and interest expense	412	682	1,236	1,319	(39.6)	(6.3)
Investment income and interest expense, percent of net sales	0.1%	0.1%	0.1%	0.1%
Income before provision for income taxes	28,130	24,739	49,204	56,645	13.7	(13.1)
Income before provision for income taxes, percent of net sales	3.2%	3.4%	2.8%	3.9%
Provision for income taxes	9,655	9,474	18,893	21,252	1.9	(11.1)
Effective income tax rate	34.3%	38.3%	38.4%	37.5%
Net income	$18,475	$15,265	$30,311	$35,393	21.0%	(14.4)%
Net income, percent of net sales	2.1%	2.1%	1.8%	2.4%
Basic and diluted earnings per share	$0.69	$0.57	$1.13	$1.32	21.0%	(14.4)%

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Net Sales

Analysis of Sales

	Percentage Changes
	2017 vs. 2016
July 1, 2017	13 Weeks Ended	26 Weeks Ended
Net sales	20.0%	17.7%
Net sales, excluding fuel sales	20.2	17.7
Comparable store sales	3.7	1.7
Comparable store sales, excluding fuel sales	3.4	1.2
Comparable store sales, adjusted for holiday impact	2.7	1.9
Comparable store sales, adjusted for holiday impact, excluding fuel sales	2.3	1.4
Average sales per customer transaction	0.8	(1.3)
Identical customer store visits	0.5%	0.6%

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

The Company’s second quarter 2017 sales benefited from the Easter holiday, which fell in the first quarter last year.  In 2016, Easter sales week occurred on the last week of the first quarter.  Management estimates the incremental Easter holiday sales impact was approximately $7.1 million in the second quarter.  Due to the Company’s 2016 fiscal year being comprised of 53 weeks, the first quarter of 2017 did not include a New Year holiday sales week.  Management estimates the incremental holiday sales impact was approximately $3 million during the first half of the year.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index decreased 1.5% compared to a decrease of 0.1% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the thirteen week average price of gasoline in the Central Atlantic States increased 7.7% or $0.19 per gallon in the second quarter of 2017 compared to the same quarter in 2016.  The 2017 twenty-six week average price of gasoline for the Central Atlantic States increased 14.5% or $0.33 per gallon.

The Company experienced significant deflation for the second quarter of 2017 in meat, produce and bakery items while grocery, dairy and general merchandise items were slightly inflationary.  Comparing the first half of 2017 to the first half of 2016, the majority of the items sold were at lower prices than a year ago.  By increasing the number of items sold, the Company was partially able to offset the impact of deflation.  Pharmacy sales increased as script counts grew proportionally.  Fuel sales benefited from inflation as comparable fuel sales rose 11.9% and 15.0% during the second quarter and the first half of 2017, respectively.  In addition, the impact of winter weather events in the first half of 2017 and 2016, negatively affected the sales comparison by an estimated $7 million on a comparable store basis.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Cost of Sales and Gross Profit (continued)

The majority of the 0.2% decline in gross profit margin in the second quarter of 2017 as compared to the same period in the prior year was attributable to the increased transportation costs for the acquired stores that are further from the Company’s distribution center.  The majority of the 0.7% decline in gross profit margin between the first half of 2017 and 2016 occurred in the first quarter of 2017 and was attributable to lower than average winter sales volume due to lack of winter weather events.  Decreased sales volume negatively impacts the gross profit margin by increasing inventory shrinkage, increasing fixed distribution costs comparative rate and decreasing the margin between product cost and retail pricing in a deflationary market due to slower inventory turns.

Non-cash LIFO inventory valuation adjustments changed from expense of $0.2 million and $0.9 million for the second quarter and the first half of 2016, respectively, to income of $0.5 million and $0.6 million for the same periods in 2017, accounting for 0.1% of the gross profit increase in the second quarter of 2017 versus the same period in 2016.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor decreased 0.3% and 0.1% in the second quarter and the first half of 2017, respectively, compared to the same periods in 2016.  The Company continues to monitor store labor efficiencies and develop labor standards to reduce cost while maintaining the Company’s customer service expectations.

The Company’s self-insured health care benefit expenses decreased $213 thousand or 3.3% and $689 thousand or 5.7% in the second quarter and the first half of 2017, respectively, compared to the same periods last year.  The variance is mainly attributed to a decrease in claims costs.  However, the Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.

Depreciation and amortization expense was $21.2 million, or 2.4% of net sales during the second quarter of 2017 compared to $18.6 million or 2.5% of net sales during the second quarter of 2016.  Depreciation and amortization expense was $42.1 million, or 2.4% of net sales during the first half of 2017 compared to $37.0 million or 2.5% of net sales during the first half of 2016.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program and the 2016 acquisitions.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses (continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
July 1, 2017	(Decrease)	as a % of sales
Employee-related expenses	$14,977	(0.8)%
Depreciation and amortization	2,404	(0.1)
Utility expense	2,075	0.1
Advertising expense	2,753	0.2
Rent expense	2,559	0.1
Third-party services and repairs	$5,762	0.3%

	26 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
July 1, 2017	(Decrease)	as a % of sales
Employee related expenses	$33,441	(0.3)%
Depreciation and amortization	4,789	(0.1)
Financial transaction fee expense	3,177	0.1
Utility expense	4,116	0.1
Advertising expense	3,794	0.1
Rent expense	5,201	0.1
Third-party services and repairs	$11,516	0.3%

The dollar amount increases in the above expense items are primarily driven by the acquisition of five former Mars Super Market stores, 38 former Food Lion stores and a former Nell’s Family Market store in the second half of 2016.  The Company expects the percent of sales to decrease over time as it develops the acquisition stores’ sales and implements cost saving strategies.

Employee-related expenses increased in 2017 for the reasons noted above, primarily related to increases in sales volume.  Hourly employees, particularly part time employees, are required to work increased hours when there is growth in sales volume. Increases in employee related expenses were offset by continued savings realized from a store labor efficiency project in 2015 and decreases in insurance claims costs.

Depreciation and amortization increased in 2017 for the reasons noted above and as a result of the Company’s store capital expenditure program and technology investments.

Advertising expense increased as a result of the 2016 aqcuisitions and strategic investments in broadcast advertising.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Provision for Income Taxes
The effective income tax rate was 38.4% and 37.5% in the first half of 2017 and 2016, respectively.  The increase in the effective income tax rate is due to a discrete item recorded in the first quarter of 2017.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary sources of cash are cash flows generated from operations and borrowings under the 2016 revolving credit agreement from Wells Fargo Bank, NA.  The Company’s revolving credit agreement has a principal amount of $100.0 million with an additional discretionary availability of $50.0 million.  On March 13, 2017, the Company was approved to access $20.0 million of the discretionary amount bringing the Company’s immediate borrowing capacity to $120.0 million.  As of July 1, 2017 the Company’s unused availability under the revolving credit agreement was $52.8 million with $52.0 million of borrowings outstanding and $15.2 million of letters of credit outstanding.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.  On July 17, 2017, the Company decided to reduce the unsecured revolving credit facility to $100.0 million.

The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities.  As of July 1, 2017, the portfolio totaled $63.1 million.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed.

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

The Company expects that cash generated from operations and available under the 2016 revolving credit agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends.  The Company has no other commitment of capital resources as of July 1, 2017, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $0.30 per share, payable on August 14, 2017 to shareholders of record on July 31, 2017.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	26 Weeks Ended
(dollars in thousands)	July 1, 2017	June 25, 2016	2017 vs. 2016
Net cash provided by (used in):
Operating activities	$69,320	$74,354	$(5,034)
Investing activities	(37,727)	(41,556)	3,829
Financing activities	(28,664)	(16,139)	(12,525)

Operating

Cash flows from operating activities decreased in the first half of 2017 as compared to the first half of 2016 mainly as a result of long-term incentive payments to associates of $11.8 million paid in the first quarter of 2017.

Investing

Property and equipment purchases during the first half of 2017 totaled $40.3 million compared to $54.5 million in the first half of 2016.  The decrease of $14.2 million was partially attributable to the Company purchasing five properties in the first half of 2016.  As a percentage of sales, capital expenditures were 2.3% and 3.7% in the first half of 2017 and 2016, respectively.  In 2016, the Company sold $15.2 million of marketable securities as it prepared to finance future acquisitions.  In 2017, the Company plans to maintain its marketable securities portfolio at its current level.

Financing

The Company paid dividends of $16.1 million in the first half of both 2017 and 2016.  In 2017, payments on the revolving credit agreement increased net cash used in financing activities by $12.5 million.  The Company anticipates payments on the revolving credit agreement to continue throughout the remainder of 2017.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended July 1, 2017.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 31, 2016 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 31, 2016 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended July  1, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended July  1, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date 08/10/2017	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date 08/10/2017	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)