Form 10-Q
period 2017-09-30
WEIS MARKETS INC
filed 2017-11-07
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 7, 2017, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	September 30, 2017	December 31, 2016
Assets
Current:
Cash and cash equivalents	$20,154	$14,653
Marketable securities	63,921	67,171
SERP investment	13,607	11,154
Accounts receivable, net	71,629	96,170
Inventories	268,170	276,783
Prepaid expenses and other current assets	20,134	16,310
Income taxes recoverable	1,748	1,625
Total current assets	459,363	483,866
Property and equipment, net	874,777	878,195
Goodwill	52,330	52,330
Intangible and other assets, net	19,478	16,913
Total assets	$1,405,948	$1,431,304

Liabilities
Current:
Accounts payable	$186,580	$199,159
Accrued expenses	34,744	50,947
Accrued self-insurance	14,121	19,330
Deferred revenue, net	4,931	6,730
Total current liabilities	240,376	276,166
Long-term debt	52,086	64,476
Postretirement benefit obligations	16,343	15,277
Accrued self-insurance	21,671	21,353
Deferred income taxes	128,377	119,445
Other	9,671	7,865
Total liabilities	468,524	504,582
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,073,330	1,062,778
Accumulated other comprehensive income
(Net of deferred taxes of $3,452 in 2017 and $3,382 in 2016)	5,002	4,852
	1,088,281	1,077,579
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	937,424	926,722
Total liabilities and shareholders’ equity	$1,405,948	$1,431,304

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands, except shares and per share amounts)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net sales	$854,261	$742,986	$2,583,059	$2,211,622
Cost of sales, including warehousing and distribution expenses	631,422	538,122	1,890,545	1,597,709
Gross profit on sales	222,839	204,864	692,514	613,913
Operating, general and administrative expenses	216,645	188,901	638,352	542,624
Income from operations	6,194	15,963	54,162	71,289
Investment income and interest expense	657	666	1,893	1,985
Income before provision for income taxes	6,851	16,629	56,055	73,274
Provision for income taxes	2,402	6,001	21,295	27,253
Net income	$4,449	$10,628	$34,760	$46,021

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.90	$0.90
Basic and diluted earnings per share	$0.16	$0.40	$1.29	$1.71

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$4,449	$10,628	$34,760	$46,021
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $194 and $184, respectively for the 13 Weeks Ended and $68 and $738, respectively for the 39 Weeks Ended)	281	(303)	147	1,019
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $2 and $70, respectively for the 13 Weeks Ended and $2 and $181, respectively for the 39 Weeks Ended	3	(99)	3	(257)
Other comprehensive income (loss), net of tax	284	(402)	150	762
Comprehensive income, net of tax	$4,733	$10,226	$34,910	$46,783

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(dollars in thousands)	September 30, 2017	September 24, 2016
Cash flows from operating activities:
Net income	$34,760	$46,021
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	63,523	56,198
(Gain) loss on disposition of fixed assets	(1,036)	690
(Gain) loss on sale of marketable securities	5	(438)
Gain on sale of intangible assets	-	(200)
Deferred income taxes	8,862	(2,628)
Changes in operating assets and liabilities:
Inventories	8,613	3,333
Accounts receivable and prepaid expenses	20,147	10,783
Accounts payable and other liabilities	(27,702)	(2,675)
Income taxes	(123)	(114)
Other	(1,326)	970
Net cash provided by operating activities	105,723	111,940
Cash flows from investing activities:
Purchase of property and equipment	(65,356)	(96,659)
Proceeds from the sale of property and equipment	2,195	281
Purchase of marketable securities	(11,254)	(29,277)
Proceeds from maturities of marketable securities	7,402	835
Proceeds from the sale of marketable securities	7,257	42,516
Acquisitions	-	(47,547)
Purchase of intangible assets	(1,414)	(1,697)
Proceeds from sale of intangible assets	-	200
Change in SERP investment	(2,453)	(1,570)
Net cash used in investing activities	(63,623)	(132,918)
Cash flows from financing activities:
Proceeds from (payments on) long-term debt	(12,390)	40,139
Dividends paid	(24,209)	(24,209)
Net cash (used in) provided by financing activities	(36,599)	15,930
Net increase (decrease) in cash and cash equivalents	5,501	(5,048)
Cash and cash equivalents at beginning of year	14,653	17,596
Cash and cash equivalents at end of period	$20,154	$12,548

See accompanying notes to Consolidated Financial Statements.    Cash paid for income taxes was $12.8 million and $29.4 million in the first 39 weeks of 2017 and 2016, respectively.    Cash paid for interest related to long-term debt was $752 thousand in the first 39 weeks of 2017.

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

(2) Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by several subsequent ASU’s, which establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  The Company is currently in the process of evaluating the impact of adoption of the ASU.  The Company’s initial assessment of the new guidance has identified customer loyalty programs and gift cards potentially affected by the new guidance.  Any effects related to these transactions would be primarily changes in presentation within the Company’s Consolidated Statements of Income, but are not expected to affect the Company’s Consolidated Balance Sheets or the Consolidated Statements of Cash Flows.  Any effect of net earnings as a result of the adoption currently is not expected to be material.  The Company expects that the adoption of the ASU will not have a significant impact on the Company’s point of sale product sales.  The Company expects to adopt the new standard using the modified retrospective method beginning December 31, 2017 and will further disclose the impact to the financial statements at that point.

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

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842).  ASU 2016-02 requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms more than 12 months.  ASU 2016-02 will become effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact of adoption of the ASU and expects the adoption to have a significant impact on the Company’s Consolidated Balance Sheets.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  Investment income was $831 thousand and $2.6 million in the third quarter and the first 39 weeks of 2017, respectively.  Investment income was $687 thousand and $2.0 million in the third quarter and first 39 weeks of 2016, respectively.

Marketable securities, as of September 30, 2017 and December 31, 2016, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2017	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$7,487	$-	$8,685
Level 2
Municipal bonds	54,269	1,048	(81)	55,236
	$55,467	$8,535	$(81)	$63,921

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$8,162	$-	$9,360
Level 2
Municipal bonds	57,739	531	(459)	57,811
	$58,937	$8,693	$(459)	$67,171

Maturities of marketable securities classified as available-for-sale at September 30, 2017, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$10,367	$10,435
Due after one year through five years	22,789	23,212
Due after five years through ten years	21,113	21,589
Equity securities	1,198	8,685
	$55,467	$63,921

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Marketable Securities (continued)

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates which allows them to defer income to future periods.  Participants in the plans earn a return on their deferrals based on mutual fund investments.  The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans.  Such investments are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The changes in the underlying liability to the associates are recorded in “Operating, general and administrative expenses.”

(4)  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 31, 2016	$4,852

Other comprehensive income before reclassifications	147
Amounts reclassified from accumulated other comprehensive income	3
Net current period other comprehensive income	150
Accumulated other comprehensive income balance as of September 30, 2017	$5,002

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended September 30, 2017 and September 24, 2016.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Location	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income and interest expense	$(5)	$169	$(5)	$438
	Provision for income taxes	2	(70)	2	(181)
Total amount reclassified, net of tax		$(3)	$99	$(3)	$257

(5) Acquisitions

On August 1, 2016, the Company purchased five Mars Super Market stores located in Maryland.  Weis Markets, Inc. acquired these locations and their operations in an effort to expand its presence in the Baltimore County region.  The results of operations of the former Mars Super Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The five former Mars Super Market stores contributed $22.2 million and $68.0 million to sales in the third quarter and the first 39 weeks of 2017, respectively.  In the third quarter of 2016, the five former Mars Super Market stores contributed $13.0 million to sales.  The cash purchase price paid was $24.6 million for the property, equipment, inventories, prepaid expenses and goodwill related to this purchase.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  Weis Markets, Inc. assumed two lease obligations in the acquisition of the former Mars Super Market stores and entered into two new lease agreements.  Goodwill of $13.3 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The goodwill is deductible for tax purposes.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Acquisitions (continued)

In September 2016, the Company began its acquisition of 38 former Food Lion, LLC stores.  Within eight weeks, ending in October 2016, Weis Markets acquired 21 Maryland, 13 Virginia and 4 Delaware former Food Lion, LLC stores.  The results of operations of the 38 former Food Lion, LLC stores are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The acquired locations were part of a FTC forced divestiture in the approval process of the merger of Ahold and Delhaize Group, which resulted in a below fair value purchase price consideration.  The cash purchase price paid was $29.4 million for the property, equipment, inventories, prepaid expenses and liabilities.  Weis Markets, Inc. assumed thirty lease obligations and ownership of eight locations.  The Company recognized a gain of $23.9 million on the purchase of the 38 former Food Lion, LLC stores.  The 38 former Food Lion, LLC stores contributed $91.1 million and $280.0 million to sales in the third quarter and the first 39 weeks of 2017, respectively.  In the third quarter of 2016, the 10 former Food Lion, LLC stores that were transitioned to Weis stores contributed $2.0 million to sales.

On October 30, 2016, Weis Markets acquired a  former Nell’s Family Market store located in East Berlin, Pa from C&S Wholesale Grocers.  The results of operations of the former Nell’s Family Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The purchase price was $13.0 million, of which $3.4 million is payable over a 4 year term for the property, equipment, inventory, prepaid expenses and liabilities.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The former Nell’s Family Market contributed $4.4 million and $13.1 million to sales in the third quarter and the first 39 weeks of 2017, respectively.  Goodwill of $3.9 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The goodwill is deductible for tax purposes.

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

	13 Weeks Ended		39 Weeks Ended
		Pro Forma		Pro Forma
(dollars in thousands)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Sales	$854,261	$867,149	$2,583,059	$2,616,117

(6) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the Credit Agreement).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million with an additional discretionary amount available of $50.0 million.  As of September 30, 2017,  $52.1 million of the available $100.0 million was borrowed from the credit facility.  The loan will bear interest on the outstanding principal amount at the one month LIBOR rate plus the applicable margin rate of 0.65% until its maturity on September 1, 2019.  The loan was used to fund the 2016 acquisitions and the Company’s working capital requirements.  The only financial covenant in the credit facility requires the Company’s trailing twelve month EBITDA to be at least $75.0 million.  The Credit Agreement is also being utilized by the Company for $15.3 million of outstanding letters of credit as of September 30, 2017.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Interest expense related to long-term debt was $174 thousand and $707 thousand in the third quarter and first 39 weeks of 2017, respectively.

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

Company Summary

Weis Markets is a conventional supermarket chain that operates 204 retail stores with over 23,000 associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia.  Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands and the Company promotes by using Everyday Low Price, Low Price Guarantee and Loyalty programs.  The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third party fuel station partners.

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

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Changes
	13 Weeks Ended		39 Weeks Ended		2017 vs. 2016	2017 vs. 2016
(dollars in thousands except per share amounts)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016	13 Weeks Ended	39 Weeks Ended
Net sales	$854,261	$742,986	$2,583,059	$2,211,622	15.0%	16.8%
Cost of sales, including warehousing and distribution expenses	631,422	538,122	1,890,545	1,597,709	17.3	18.3
Gross profit on sales	222,839	204,864	692,514	613,913	8.8	12.8
Gross profit margin	26.1%	27.6%	26.8%	27.8%
Operating, general and administrative expenses	216,645	188,901	638,352	542,624	14.7	17.6
O, G & A, percent of net sales	25.4%	25.4%	24.7%	24.5%
Income from operations	6,194	15,963	54,162	71,289	(61.2)	(24.0)
Operating margin	0.7%	2.1%	2.1%	3.2%
Investment income and interest expense	657	666	1,893	1,985	(1.4)	(4.6)
Investment income and interest expense, percent of net sales	0.1%	0.1%	0.1%	0.1%
Income before provision for income taxes	6,851	16,629	56,055	73,274	(58.8)	(23.5)
Income before provision for income taxes, percent of net sales	0.8%	2.2%	2.2%	3.3%
Provision for income taxes	2,402	6,001	21,295	27,253	(60.0)	(21.9)
Effective income tax rate	35.1%	36.1%	38.0%	37.2%
Net income	$4,449	$10,628	$34,760	$46,021	(58.1)%	(24.5)%
Net income, percent of net sales	0.5%	1.4%	1.3%	2.1%
Basic and diluted earnings per share	$0.16	$0.40	$1.29	$1.71	(60.0)%	(24.6)%

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Net Sales

Analysis of Sales

	Percentage Changes
	2017 vs. 2016
September 30, 2017	13 Weeks Ended		39 Weeks Ended
Net sales	15.0%		16.8%
Net sales, excluding fuel sales	15.1		16.8
Comparable store sales	1.5		1.6
Comparable store sales, excluding fuel sales	1.1		1.2
Comparable store sales, adjusted for holiday impact	N/A		1.8
Comparable store sales, adjusted for holiday impact, excluding fuel sales	N/A	%	1.3%

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

Due to the Company’s 2016 fiscal year being comprised of 53 weeks, the first quarter of 2017 did not include a New Year holiday sales week.  Management estimates the incremental holiday sales impact was approximately $3 million during the first 39 weeks of the year.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index decreased 0.9% compared to a decrease of 0.7% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the 13 week average price of gasoline in the Central Atlantic States increased 11.3% or $0.27 per gallon in the third quarter of 2017 compared to the same quarter in 2016.  The average price of gasoline for the Central Atlantic States increased 13.4% or $0.31 per gallon during the first 39 weeks of 2017 compared to the same period in 2016.

While the Company’s center store products, such as grocery and dairy were slightly inflationary in the third quarter, deflation from meat and produce offset any gains.  Pharmacy sales volume increased as a result of the Affordable Care Act and increased immunizations.  Fuel sales benefited from inflation as comparable fuel sales rose 11.9% and 13.9% during the third quarter and the first 39 weeks of 2017, respectively.  In addition, the impact of winter weather events in the first 39 weeks of 2017 and 2016, negatively affected the sales comparison by an estimated $7 million on a comparable store basis.

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
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Cost of Sales and Gross Profit (continued)

Gross profit margin in the first 39 weeks of 2017 decreased 1.0% compared to the same period in 2016 due to gross profit margin declines of 1.1% and 1.5% in the first and third quarters of 2017, respectively. In the first quarter of 2017, the gross profit margin decline was attributable to lower than average winter sales volume due to lack of winter weather events.  Decreased sales volume negatively impacts the gross profit margin by increasing inventory shrinkage and fixed distribution costs comparative rate. The majority of the decline in gross profit margin in the third quarter of 2017 as compared to the same period in the prior year was attributable to decreased profits in the Company’s fresh departments.  Deflation, competitive pricing and inventory management challenges in some of the recently acquired stores significantly reduced profits as a percent of sales for produce, deli/food service, bakery, seafood and floral.

Non-cash LIFO inventory valuation adjustments changed from expense of $0.8 million in the first 39 weeks of 2016, to income of $0.6 million in the same period of 2017, accounting for 0.1% of the gross profit increase.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor decreased 0.2% and 0.1% in the third quarter and the first 39 weeks of 2017, respectively, compared to the same periods in 2016.  The Company continues to monitor store labor efficiencies and develop labor standards to reduce cost while maintaining the Company’s customer service expectations.

The Company’s self-insured health care benefit expenses increased $883 thousand or 14.0% and $194 thousand or 1.1% in the third quarter and the first 39 weeks of 2017, respectively, compared to the same periods last year.  The variance is mainly attributed to an increase in the number of claims.  However, the Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.

Depreciation and amortization expense was $21.4 million, or 2.5% of net sales during the third quarter of 2017 compared to $19.2 million or 2.6% of net sales during the third quarter of 2016.  Depreciation and amortization expense was $63.5 million, or 2.5% of net sales during the first 39 weeks of 2017 compared to $56.2 million or 2.5% of net sales during the first 39 weeks of 2016.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program and the 2016 acquisitions.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses (continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
September 30, 2017	(Decrease)	as a % of sales
Employee-related expenses	$17,315	0.1%
Depreciation and amortization	1,934	(0.1)
Advertising	588	(0.1)
Financial transaction fees	1,994	0.1
Rent expense	2,290	0.1
Third-party services and repairs	$3,475	0.1%

	39 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
September 30, 2017	(Decrease)	as a % of sales
Employee-related expenses	$50,756	(0.2)%
Depreciation and amortization	6,724	(0.1)
Advertising	4,381	0.1
Financial transaction fees	5,171	0.1
Rent expense	7,491	0.1
Third-party services and repairs	$14,991	0.2%

The dollar amount increases in the above expense items are primarily driven by the acquisition of five former Mars Super Market stores, 38 former Food Lion stores and a former Nell’s Family Market store in the second half of 2016.  The Company expects the percent of sales to decrease over time as it develops the acquisition stores’ sales and implements cost saving strategies.

Employee-related expenses increased for the reasons noted above, primarily due to increases in sales volume related to the 2016 acquisitions and an increased number of worker’s compensation claims.  Hourly employees, particularly part time employees, are required to work increased hours when there is growth in sales volume. Increases in employee related expenses were offset by continued savings realized from a store labor efficiency project in 2015 and decreases in insurance claims costs.

Depreciation and amortization increased in 2017 for the reasons noted above and as a result of the Company’s store capital expenditure program and technology investments.

Advertising expense increased due to the 2016 acquisitions and as a result of strategic investments in broadcast advertising.

In addition to the increase in sales volume, the financial transaction fee increase can be attributed to an increase in credit card usage by customers of 3% and 2% in the third quarter and first 39 weeks of 2017, respectively, compared to the same periods in 2016.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations (continued)

Provision for Income Taxes
The effective income tax rate was 38.0% and 37.2% in the first 39 weeks of 2017 and 2016,  respectively.  The increase in the effective income tax rate is due to a discrete item recorded in the first quarter of 2017.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary sources of cash are cash flows generated from operations and borrowings under the 2016 revolving credit agreement from Wells Fargo Bank, NA.  The Company’s revolving credit agreement has a principal amount of $100.0 million with an additional discretionary availability of $50.0 million.  As of September 30, 2017 the Company’s unused availability under the revolving credit agreement was $32.6 million with $52.1 million of borrowings outstanding and $15.3 million of letters of credit outstanding.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities.  As of September 30, 2017, the portfolio totaled $63.9 million.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed.

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

The Company expects that cash generated from operations and available under the 2016 revolving credit agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends.  The Company has no other commitment of capital resources as of September 30, 2017, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $0.30 per share, payable on November 20, 2017 to shareholders of record on November 6, 2017.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	39 Weeks Ended
(dollars in thousands)	September 30, 2017	September 24, 2016	2017 vs. 2016
Net cash provided by (used in):
Operating activities	$105,723	$111,940	$(6,217)
Investing activities	(63,623)	(132,918)	69,295
Financing activities	(36,599)	15,930	(52,529)

Operating

Cash flows from operating activities decreased in the first 39 weeks of 2017 as compared to the first 39 weeks of 2016 primarily as a result of long-term incentive payments to associates of $11.8 million paid in the first quarter of 2017.

Investing

Property and equipment purchases during the first 39 weeks of 2017 totaled $65.4 million compared to $96.7 million in the first 39 weeks of 2016.  In the third quarter of 2016 the Company invested $47.5 million towards the purchase of 5 former Mars Super Market stores and ten former Food Lion, LLC stores.  As a percentage of sales, capital expenditures including the acquisitions were 2.5% and 6.5% in the first 39 weeks of 2017 and 2016, respectively.  In 2016, the Company sold $42.5 million of marketable securities as it prepared to finance future acquisitions.  In 2017, the Company plans to maintain its marketable securities portfolio at its current level.

Financing

The Company paid dividends of $24.2 million in the first 39 weeks of both 2017 and 2016.  In 2017, payments on the revolving credit agreement increased net cash used in financing activities by $12.4 million.  The Company anticipates payments on the revolving credit agreement to continue throughout the remainder of 2017.  In 2016, the proceeds from the revolving credit agreement increased net cash provided by financing activities by $40.1 million.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended September 30, 2017.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 31, 2016 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 31, 2016 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 30, 2017.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	11/7/2017	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/7/2017	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)