Form 10-K
period 2017-12-30
WEIS MARKETS INC
filed 2018-03-15
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $464,000,000 as of July 1, 2017 the last business day of the most recently completed second fiscal quarter.

Shares of common stock outstanding as of March 15, 2018 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 15, 2018 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the Company's business during fiscal 2017.  The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.”  The Weis family currently owns approximately 65% of the outstanding shares.  Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands including natural, gluten-free and organic varieties.  The Company advertises its products and promotes its brand through weekly newspaper circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications.  Printed circulars are used extensively on a weekly basis to advertise featured items.  The Company promotes by using Everyday Lower Price, Low Price Guarantee and utilizes a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and fuel rewards.  The Company currently owns and operates 205 retail food stores many of which have on-line order and pick up customer service.  The Company’s operations are reported as a single reportable segment.  The majority of the Company’s revenues are generally not seasonal in nature.  However, revenues tend to be higher during the major holidays throughout the year.  Additionally, significant inclement weather systems, particularly winter storms, tend to affect sales trends.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2017,  2016 and 2015,  respectively:

	2017	2016	2015
Center Store (1)	57.2%	57.0%	57.5%
Fresh (2)	30.5	30.3	29.7
Pharmacy Services	8.9	9.5	9.4
Fuel	3.2	3.0	3.2
Other	0.2	0.2	0.2
Consolidated net sales	100.0%	100.0%	100.0%

____________________

(1) Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.

(2) Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

In 2016, Weis Markets acquired five Mars Super Market locations in Baltimore County, MD, 38 Food Lion stores throughout Maryland, Virginia and Delaware, and a Nell's Family Market in East Berlin, PA.  The completion of these individual acquisitions expanded the Company's footprint into Virginia and Delaware, and increased its store count by 25 percent.  Beginning August 1, 2016, the Company converted the 44 stores to Weis Markets stores in 96 days ending in November, during which it interviewed and hired more than 2,000 associates who were previously employed at the acquired locations.  In 2017, the acquired store group is providing a positive cash flow for the Company as management continues to develop the stores using its business model.  Although there are no pending acquisitions, the Company continues to investigate acquisition opportunities as well as grow its existing store base organically.

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

At the end of 2017, Weis Markets, Inc. operated 4 stores in Delaware, 51 stores in Maryland, 5 stores in New Jersey, 9 stores in New York, 121 stores in Pennsylvania, 13 stores in Virginia and 2 stores in West Virginia, for a total of 205 retail food stores operating under the Weis Markets trade name.

WEIS MARKETS, INC.

Item 1.Business: (continued)

All retail food store locations operate as conventional supermarkets.  The retail food stores range in size from 8,000 to 70,000 square feet, with an average size of approximately 48,000 square feet.  The Company’s store fleet includes a variety of sizes with a few locations in operation since the 1950’s; all stores are branded Weis Markets and provide the same basic offerings scaled to the size of each store.  The new Weis prototype averages approximately 65,000 square feet.  The following summarizes the number of stores by size categories as of year-end:

	2017	2017	2016	2016
Square feet	Number of stores	% of Total	Number of stores	% of Total
55,000 to 70,000	60	29%	58	28%
45,000 to 54,999	70	34%	70	34%
35,000 to 44,999	53	26%	53	26%
25,000 to 34,999	17	8%	18	9%
Under 25,000	5	3%	5	3%
Total	205	100%	204	100%

The Company believes that new stores and remodeling current stores are vital for future Company growth.  The location and appearance of its stores are important components of attracting new and retaining current customers. On an average basis, the Company has five to eight new stores in the process of being developed and dedicates a quarter of its capital budget to new stores annually, excluding acquisitions.  Generally, another fifteen to twenty percent of the capital budget is dedicated to store remodels while the remainder is attributable to smaller in-store sales-driven projects, store maintenance and store support function expenditures.  See the “Liquidity and Capital Resources” section included in “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations” for more details regarding the Company’s capital expenditures.

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2017	2016	2015	2014	2013
Beginning store count	204	163	163	165	163
New stores (1)	2	44	---	1	4
Opened relocated stores	---	---	1	1	---
Closed stores	(1)	(3)	---	(3)	(2)
Closed relocated stores	---	---	(1)	(1)	---
Ending store count	205	204	163	163	165
Total square feet (000’s), at year-end	9,867	9,777	8,215	8,202	8,211
Additions/major remodels	4	9	16	8	12

____________________

(1)  In the second half of 2016, Weis Markets acquired five former Mars Super Market stores located in Baltimore County, Maryland; 38 former Food Lion Supermarket stores located in Maryland, Virginia and Delaware; and one former Nell’s Family Market store located in East Berlin, Pennsylvania.

Utilizing its own centrally located distribution center and transportation fleet, Weis Markets self distributes approximately 67% of product with the remaining being supplied by direct store vendors.  In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products.  The corporate offices are located in Sunbury, PA.

The Company strives to be good stewards of the environment and makes this an important part of its overall mission.  Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and social responsibility.  The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on climate change.  The Company set a goal in 2008 to reduce its carbon footprint by 20% by the year 2020.  In 2016, the company exceeded this goal with a carbon reduction of 22%.  The Company continues to be a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems and has ten stores registered under this program.  Additional corporate sustainability goals are: reducing energy usage by 2% each year, replacing 50% of the truck fleet with fuel efficient tractors within three years and increasing recycling 5% each year.  In 2017, the Company recycled 73,000 tons of materials, representing a corporate wide recycling rate of 66%.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

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

Trade Names and Trademarks.    The Company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset.  The Company is the exclusive licensee of nearly 100 trademarks registered and/or pending in the United States Patent and Trademark Office from WMK Holdings, Inc., including trademarks for its product lines and promotions such as Weis, Weis 2 Go, Weis Wonder Chicken, Weis Great Meals Start Here, Weis Gas-n-Go and Weis Nutri-Facts.  Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

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

Circumstances outside the Company’s control could negatively impact anticipated capital investments in store, distribution and manufacturing projects, information technology and equipment.  The Company cannot determine with certainty whether its new or  acquired stores will meet expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth.  Achieving the anticipated benefits may be subject to a number of significant challenges and uncertainties, including, without limitation, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays diverting management’s time and attention and competitive factors in the marketplace.

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

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 30, 2017.  As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.  Currently, one of the Company’s five directors is a member of the Weis family.

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

Item 1b.    Unresolved Staff Comments:

There are no unresolved staff comments.

WEIS MARKETS, INC.

Item 2.    Properties:

As of December 30, 2017, the Company owned and operated 94 of its retail food stores and leased and operated 111 stores under operating leases that expire at various dates through 2033.  The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1.3 million square feet, and one in Northumberland, Pennsylvania totaling approximately 76,000 square feet.  The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 541,000 square feet.  The Company utilizes 258,000 square feet of its Sunbury location to operate its ice cream plant, meat processing plant and milk processing plant.

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

WEIS MARKETS, INC.

Executive Officers of the Registrant

The following sets forth the names and ages of the Company’s executive officers as of March 15, 2018, indicating all positions held during the past five years:

Name	Age	Title

Jonathan H. Weis (a)	50	Chairman of the Board, President and Chief Executive Officer
Kurt A. Schertle (b)	46	Chief Operating Officer
Wayne S. Bailey (c)	59	Senior Vice President of Supply Chain and Logistics
Scott F. Frost (d)	55	Senior Vice President, Chief Financial Officer and Treasurer
David W. Gose II (e)	51	Senior Vice President of Operations
Harold G. Graber (f)	62	Senior Vice President of Real Estate and Development, Secretary
Richard A. Gunn (g)	53	Senior Vice President of Merchandising and Marketing
James E. Marcil (h)	59	Senior Vice President of Human Resources

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

(c)

Wayne S. Bailey. Mr. Bailey joined the Company full-time in 1979 and he has held several positions since then, including but not limited to, Grocery Manager, Store Manager, District Manager, Director of Merchandising and Sales and Vice President of Operational Administration.  In January 2011, Mr. Bailey became a Regional Vice President and in January 2013 he assumed the role of Vice President of Supply Chain and Logistics.  In June 2016, Mr. Bailey was promoted to Senior Vice President of Supply Chain and Logistics.

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

WEIS MARKETS, INC.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK).  The approximate number of shareholders, including individual participants in security position listings on March 14, 2018 was 6,493.  High and low stock prices and dividends paid per share for the last two fiscal years were:

	2017			2016
	Stock Price		Dividend	Stock Price		Dividend
Quarter	High	Low	Per Share	High	Low	Per Share
First	$68.88	$55.34	$0.30	$46.64	$37.14	$0.30
Second	62.88	46.05	0.30	53.59	42.77	0.30
Third	49.44	41.30	0.30	55.49	48.01	0.30
Fourth	45.68	31.26	0.30	68.40	51.56	0.30

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

Comparative Five-Year Total Returns

	2012	2013	2014	2015	2016	2017
Weis Markets, Inc.	100.00	136.95	127.95	121.81	188.49	119.53
S&P 500	100.00	132.39	150.51	152.60	170.85	208.15
Peer Group	100.00	125.60	188.67	223.35	209.14	194.77

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

Five Year Review of Operations

	52 Weeks	53 Weeks	52 Weeks	52 Weeks	52 Weeks
(dollars in thousands, except shares,	Ended	Ended	Ended	Ended	Ended
per share amounts and store information)	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014	Dec. 28, 2013
Net sales	$3,466,807	$3,136,720	$2,876,748	$2,776,683	$2,692,588
Costs and expenses	3,390,382	3,038,395	2,785,969	2,695,308	2,578,916
Income from operations	76,425	98,325	90,779	81,375	113,672
Investment income and interest expense	2,598	2,457	1,552	2,287	4,684
Gain on bargain purchase	0	23,879	-	-	-
Income before provision for income taxes	79,023	124,661	92,331	83,662	118,356
Provision for income taxes	(19,391)	37,499	33,001	29,281	45,170
Net income	98,414	87,162	59,330	54,381	73,186
Retained earnings, beginning of year	1,062,778	1,007,894	980,842	958,739	917,831
	1,161,192	1,095,056	1,040,172	1,013,120	991,017
Other comprehensive income tax reform adjustment	1,042	-	-	-	-
Cash dividends	32,278	32,278	32,278	32,278	32,278
Retained earnings, end of year	$1,127,872	$1,062,778	$1,007,894	$980,842	$958,739
Weighted-average shares outstanding, diluted	26,898,443	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.20	$1.20	$1.20	$1.20	$1.20
Basic and diluted earnings per share	$3.66	$3.24	$2.21	$2.02	$2.72
Working capital	$208,972	$207,700	$232,722	$229,595	$215,802
Total assets	$1,441,739	$1,431,304	$1,235,959	$1,191,119	$1,148,242
Shareholders’ equity	$992,844	$926,722	$871,747	$844,763	$821,770
Number of grocery stores	205	204	163	163	165

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

Company Overview

General

Weis Markets is a conventional supermarket chain that operates 205 retail stores with over 23,000 associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia, and West Virginia.  Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price, Low Price Guarantee and Loyalty programs.  The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own centrally located distribution center and transportation fleet, Weis Markets self distributes approximately 67% of product with the remaining being supplied by direct store vendors.   In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products.  The corporate offices are located in Sunbury, PA where the Company was founded in 1912.  The Company’s operations are reported as a single reportable segment.

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

•

Build and Support Human Resources  – The Company is committed to creating a sustainable competitive advantage through the selection, development and promotion of the best people.  The Company believes that establishing a learning culture will both support its commitment to be an employer of choice and will drive customer engagement with its associates.  Improvements in the Company’s human capital communication and support structures will facilitate internal career opportunities which will improve retention of top talent.  The Company continues to grow leaders at every level throughout the organization by creating a culture of mentoring, coaching and leveraging on-the-job assignments for continued development.  The Company believes that a strong employment brand is necessary to build associate engagement and directly impacts its ability to compete and execute strategic plans.  The Company will continue to assess and upgrade underlying technologies to support human capital development as a strategic imperative for future growth.

•

Become More Relevant to Consumers – Understanding the consumer is crucial to the Company’s strategic plan.  The Company will develop and cultivate a culture where it’s continually “on trend” with its consumers at the current time and where they are going next.  The Company researches and studies the wants and needs of core consumers and casual consumers.  It measures customer satisfaction and shares insights across the organization to improve communication between management and its consumers.  The Company uses consumer data to measure the value of programs offered and support consumer attraction and retention.  The Company believes that private brand products exceed consumer expectations and will focus on the value and attribute messaging to drive organic growth.

•

Create Meaningful Differentiation – The Company recognizes the need to offer a compelling reason for customers to choose them over other channels.  The Company has identified product pricing and promotion, customer shopping experience, and merchandising strategies as critical components of future success.  The Company recognizes that the core of the strategy will focus on alignment of merchandising programs that foster customer engagement supported by a shopping experience that delivers the customer’s needs.  As part of this strategy, management is committed to offering its customers a strong combination of quality, service and value.

•

Develop and Align Organizational Capabilities –  The Company will elevate organizational capacity to support decision effectiveness and deliver consistent execution.  To support this strategy the Company will assess organizational capacity to support the Company’s strategic direction.  The Company will align business functions and processes to enhance key capabilities and to support scalability of operations.  Continued investments in information technology systems to improve associate engagement, increase productivity, and provide valuable insight into customer behavior/shopping trends will remain a focus of the Company.  The Company believes these systems will continue to play a key role in the measurement of the Company’s strategic decisions and financial returns.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations

Analysis of Consolidated Statements of Income

(dollars in thousands except per share amounts)				Percentage Changes
For the Fiscal Years Ended December 30, 2017,	2017	2016	2015	2017 vs.	2016 vs.
December 31, 2016 and December 26, 2015	(52 Weeks)	(53 Weeks)	(52 Weeks)	2016	2015
Net sales	$3,466,807	$3,136,720	$2,876,748	10.5%	9.0%
Cost of sales, including warehousing and distribution expenses	2,540,348	2,264,565	2,090,016	12.2	8.4
Gross profit on sales	926,459	872,155	786,732	6.2	10.9
Gross profit margin	26.7%	27.8%	27.3%
Operating, general and administrative expenses	850,034	773,830	695,953	9.8	11.2
O, G & A, percent of net sales	24.5%	24.7%	24.2%
Income from operations	76,425	98,325	90,779	(22.3)	8.3
Operating margin	2.2%	3.1%	3.2%
Investment income and interest expense	2,598	2,457	1,552	5.7	58.3
Investment income and interest expense, percent of net sales	0.1%	0.1%	0.1%
Gain on bargain purchase	-	23,879	-	(100.0)	100.0
Gain on bargain purchase, percent of net sales	-%	0.8%	-%
Income before provision for income taxes	79,023	124,661	92,331	(36.6)	35.0
Income before provision for income taxes, percent of net sales	2.3%	4.0%	3.2%
Provision for income taxes	(19,391)	37,499	33,001	(151.7)	13.6
Effective income tax rate	(24.5)%	30.1%	35.7%
Net income	$98,414	$87,162	$59,330	12.9%	46.9%
Net income, percent of net sales	2.8%	2.8%	2.1%
Basic and diluted earnings per share	$3.66	$3.24	$2.21	13.0%	46.6%

Net Sales

(dollars in thousands except per share amounts)
For the Fiscal Years Ended December 30, 2017,	Percentage Changes
December 31, 2016 and December 26, 2015	2017 vs 2016	2016 vs 2015
Net sales	10.5%	9.0%
Net sales, excluding fuel sales	10.4	9.3
Net sales, adjusted for the additional week in 2016	12.8	6.9
Net sales, adjusted for the additional week in 2016, excluding fuel sales	12.6	7.0
Comparable store sales, adjusted for the additional week in 2016	1.6	2.9
Comparable store sales, adjusting for the additional week in 2016, excluding fuel sales	1.2%	2.9%

____________________

(1)  The 2017 and 2015 years were comprised of 52 weeks where the 2016 year was comprised of 53 weeks.  Due to the Company’s 2016 fiscal year being comprised of 53 weeks, the first quarter of 2017 did not include a New Year holiday sales week.  Management estimates the incremental holiday sales impact was approximately $3.0 million in 2016. The $3.0 million holiday impact has been removed from the 2016 comparable sales numbers above.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index decreased 0.2% and 1.3% in 2017 and 2016 respectively but increased 1.1% in 2015.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the 52-week average price of gasoline in the Central Atlantic States increased 13.1%, or $0.31 per gallon, in 2017 compared to the 53-week average in 2016.  The 53-week average price of gasoline in the Central Atlantic States, according to the U.S. Department of Energy, decreased 10.1%, or $0.26 per gallon, in 2016 compared to the 52-week average in 2015.

The Company attributes the increased  net sales primarily to the acquisition of 44 locations in the second half of 2016.    Comparable store sales increased for all years presented.  The Company was able to achieve this through targeted, tactical marketing programs in key regional markets along with its chain wide sales-driving promotional programs such as its loyalty card.  In conjunction with its marketing initiatives the Company continues to add additional product offerings and customer conveniences such as “Click and Collect.”  “Click and Collect” allows the customer to order on-line and then pick their order up at a drive thru location at the store.  With the aforementioned offerings and programs, the Company was able to offset substantial deflationary pressures in its fresh departments most notably meat and produce.  Pharmacy sales volume increased as a result of the Affordable Care Act and increased immunizations.  Fuel sales benefited from inflation as comparable fuel sales rose 12.2% during 2017.

Although the Company experienced retail inflation and deflation in various commodities for the years presented, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.  Management remains confident in its ability to generate sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company's competitive position.

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), distribution center and transportation costs, as well as manufacturing facility operations.    Almost all of the increase in cost of sales in 2017 as compares to 2016 is due to the increased sales volume in 2017.  Both direct product cost and distribution cost increase when sales volume increases.

Gross profit rate was 26.7% in 2017, 27.8% in 2016 and 27.3% in 2015.  The decline in gross profit margin in 2017 can be attributed to lower than average winter sales volume due to lack of winter weather events in the first quarter of 2017.  Decreased sales volume negatively impacts the gross profit margin by increasing inventory shrinkage and fixed distribution costs comparative rates.  In the third quarter of 2017 retail deflation combined with cost inflation, decreased sales volume, competitive pricing and inventory management challenges in some of the recently acquired stores significantly reduced profits as a percent of sales for the produce, deli/food service, bakery, seafood and floral departments.  The 2016 increase in gross profit rate as compared to 2015 was driven by a shift in sales mix from fuel to grocery sales which carry a higher profit margin.

The Company experienced non-cash LIFO inventory valuation adjustment income of $1.1 million and $2.2 million for 2017 and 2016, respectively, and adjustment expense of $1.4 million for 2015.

Although the Company experienced product cost inflation and deflation in various commodities in 2017,  2016 and 2015, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Operating, General and Administrative Expenses

The majority of the expenses were driven by increased sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor decreased 0.2% in 2017 compared to 2016 and increased 0.2% in 2016 compared to  2015.  The percent of sales increase in 2016 is due to the labor involved in opening the 44 acquisition stores in the second half of 2016.  State and local minimum wage laws continue to be a challenge for the Company however, management continues to monitor store labor efficiencies and develop labor standards to reduce costs while maintaining the Company’s customer service expectations to offset their impact.

The Company’s self-insured health care benefit expenses increased by 4.2% in 2017 compared to 2016 and increased by 15.4% in 2016 compared to 2015 and as a percent of sales were 0.9%, 1.0% and 0.9% for 2017, 2016 and 2015, respectively.  The increase in 2017 from 2016 is mainly attributed to the increase in participants for a full year from the acquired stores.    The increase in 2016 from 2015 is mainly attributed to an increase in participants from the acquired locations as well as overall group health costs.  The Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $77.4 million, or 2.2% of net sales, for 2017 compared to $69.8 million, or 2.2% of net sales, for 2016 and $63.3 million, or 2.2% of net sales, for 2015.  The decrease in depreciation and amortization expense in 2017 compared to 2016 and increase in 2016 compared to 2015 was the impact of opening the 44 acquisition stores in the second half of 2016.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

In 2016, the Company determined that the asset value of one property was impaired. As a result, the Company recognized a pre-tax impairment loss of $894,000.  See Note 1(l) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company's impairment charges.    The Company recognized pre-tax gains of $751,000 in 2015 from the sale of two properties.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2017 vs. 2016
	Increase	Increase (Decrease)
(dollars in thousands)	(Decrease)	as a % of sales
Employee-related expenses	$38,808	(0.3)%
Rent expense	7,152	0.1

The dollar amount increase in rent is primarily driven by the acquisition of five former Mars Super Market stores, 38 former Food Lion stores and a former Nell’s Family Market store in the second half of 2016.  The Company expects the percent of sales to decrease over time as it develops the acquisition stores’ sales.

	2016 vs. 2015
	Increase	Increase (Decrease)
(dollars in thousands)	(Decrease)	as a % of sales
Employee-related expenses	$41,174	0.1%
Acquisition-related expenses	$14,166	0.5%

Employee related expenses increased in 2016 for the reasons noted above and due to a 25% increase in associates related the acquisition of five former Mars stores, 38 former Food Lion stores and a former Nell’s Family Market store.  This increase in associates contributed to increased wages, benefits and retirement expenses.

Acquisition-related expenses, excluding the expenses mentioned above, primarily consisted of store operating expenses, travel expenses and contracted labor for store resets.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Provision for Income Taxes

The effective income tax rate was (24.5)%, 30.1% and 35.7% in 2017, 2016 and 2015, respectively.  On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the ”Tax Reform”).  The Tax Reform significantly impacted the Company’s effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and allowing immediate expensing of qualified assets placed into service after September 27, 2017.  Other elements of the Tax Reform have minor impacts, however the above mentioned decreased deferred income tax by $49.3 million.  The effective income tax rate decreased in 2016 due to the impact of the bargain purchase gain on the 38 locations being included in the overall gain calculation and not in income tax expense.  The effective tax rate excluding the bargain purchase gain was 37.2%.

Liquidity and Capital Resources

The primary sources of cash are cash flows generated from operations and borrowings under the revolving credit agreement the Company entered into on September 1, 2016 with Wells Fargo Bank, NA.  The Company’s revolving credit agreement has a principal amount of $100.0 million with an additional discretionary availability of $50.0 million.  As of December 30, 2017, the Company’s unused availability under the revolving credit agreement was $46.8 million with $35.0 million of borrowings outstanding and $18.2 million of letters of credit outstanding.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

The Company’s investment portfolio consists of high grade municipal bonds  with maturity dates between one and 10 years and large capitalized public company equity securities.  The portfolio totaled $63.7 million as of December 30, 2017.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed.  See “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more details regarding the Company’s market risk.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $85.5 million in its capital expansion program in 2018.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

Total cash dividend payments on common stock, on a per share basis, amounted to $1.20 in 2017,  2016 and 2015.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (Continued)

Cash Flow Information

(dollars in thousands)
For the Fiscal Years Ended December 30, 2017,	2017	2016	2015	2017 vs.	2016 vs.
December 31, 2016 and December 26, 2015	(52 Weeks)	(53 weeks)	(52 weeks)	2016	2015
Net cash provided by (used in):
Operating activities	$165,814	$151,593	$136,733	$14,221	$14,860
Investing activities	(97,396)	(186,734)	(109,845)	89,338	(76,889)
Financing activities	(61,766)	32,198	(32,278)	(93,964)	64,476

Operating

Cash flows from operating activities increased in 2017 as compared to 2016 and in 2016 as compared to 2015 primarily related to the Company’s recent acquisitions.  The acquisitions are summarized in Note 9 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.  In addition, in 2017 the negative impact of first quarter long-term incentive payments of $11.8 million were offset by a reduction of $17.1 million of cash paid for income taxes during the year.

Investing

Property and equipment purchases totaled $95.9 million in 2017, compared to $142.1 million in 2016 and $90.2 million in 2015.  In the second half of 2016, the Company paid $24.6 million for the purchase of five former Mars Super Market locations in the Baltimore County, MD region; $29.4 million for the purchase of 38 former Food Lion Supermarket locations throughout Virginia, Maryland and Delaware and $9.6 million for the purchase of a former Nell’s Family Market location in East Berlin, PA.   The Company paid $7.9 million for the property and equipment related to the purchase of a store in Hanover, PA in the third quarter of 2015.  As a percentage of sales, capital expenditures, including the 2016 acquisitions, were 2.8% in 2017, 7.0% in 2016, and 3.1% in 2015.  In 2016, the Company sold $42.5 million of marketable securities as it prepared to finance future acquisitions.  In 2017, the Company plans to maintain its marketable securities portfolio at its current level.

Financing

The Company paid dividends of $32.3 million in 2017, 2016 and 2015.  In 2017, payments on the revolving credit agreement increased net cash used in financing activities by $29.5 million.  In 2016, the funds provided by the revolving credit agreement increased net cash flow provided by financing activities by $64.5 million.  The Company anticipates payments on the revolving credit agreement to continue throughout 2018.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 30, 2017.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$245,494	$43,820	$73,765	$48,017	$79,892
Long-term Debt	34,988	-	34,988	-	-
Total	$280,482	$43,820	$108,753	$48,017	$79,892

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, results of operations or cash flows, except for the Company's lease commitments to be recognized on the balance sheet related to operating leases for its store facilities and transportation equipment, which will be required for annual periods beginning after December 15, 2018 per the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  See Note 1(v) Summary of Significant Accounting Policies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on ASU 2016-02.

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

Inventories

Inventories are valued at the lower of cost or net realizable value, using both the last-in, first-out (LIFO) for center store and pharmacy inventories and average cost methods for fresh inventories.  Under the LIFO method, inventory is stated at cost, which is determined by applying a cost-to-retail to each similar merchandise category’s ending retail value.  The Company’s fresh inventories are valued using average cost.  The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts and to provide for estimated shortages from the last physical count to the financial statement date.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Policies and Estimates (continued)

Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  As of December 30, 2017, the remaining closed store has a lease term of approximately eight months, and the liabilities associated with the closed store lease are paid over the term of the lease.  Closed store lease liabilities totaled $39,000 and $105,000 as of December 30, 2017 and December 31, 2016, respectively.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term.  Store closings are generally completed within one year after the decision to close.  Adjustments to closed store liabilities and other exit costs primarily relate to changes in sublease income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the changes become known.  Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that is no longer needed for its originally intended purpose, is adjusted to income in the proper period.  Inventory write-downs, if any, in connection with store closings, are classified in cost of sales.  Costs to transfer inventory and equipment from closed stores are expensed as incurred.

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

WEIS MARKETS, INC.

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 30, 2017	2018	2019	2020	2021	2022	Thereafter	Total	Dec. 30, 2017
Rate sensitive assets:
Fixed interest rate securities	$13,341	$5,774	$4,519	$7,475	$6,024	$19,407	$56,540	$54,833
Average interest rate	2.04%	1.63%	2.15%	2.09%	2.51%	2.37%	2.16%

Other Relevant Market Risks

The Company’s equity securities at December 30, 2017 had a cost basis of $1,198,000 and a fair value of $8,832,000.  The dividend yield realized on these equity investments was 4.86% in 2017.  By their nature, both the fixed interest rate securities and the equity investments inherently expose the holders to market risk.  The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions.  However, the Company believes that its exposure in this area is not material.

The Company’s revolving credit agreement is exposed to interest rate fluctuations to the extent of changes in the LIBOR rate.  The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility

Item 8.    Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
December 30, 2017 and December 31, 2016	2017	2016
Assets
Current:
Cash and cash equivalents	$21,305	$14,653
Marketable securities	63,665	67,171
SERP investment	14,476	11,154
Accounts receivable, net	82,877	96,170
Inventories	279,509	276,783
Prepaid expenses and other current assets	19,435	16,310
Income taxes recoverable	2,047	1,625
Total current assets	483,314	483,866
Property and equipment, net	886,243	878,195
Goodwill	52,330	52,330
Intangible and other assets, net	19,852	16,913
Total assets	$1,441,739	$1,431,304

Liabilities
Current:
Accounts payable	$216,252	$199,159
Accrued expenses	33,403	50,947
Accrued self-insurance	17,470	19,330
Deferred revenue, net	7,217	6,730
Total current liabilities	274,342	276,166
Long-term debt	34,988	64,476
Postretirement benefit obligations	18,409	15,277
Accrued self-insurance	20,140	21,353
Deferred income taxes	87,422	119,445
Other	13,594	7,865
Total liabilities	448,895	504,582
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,127,872	1,062,778
Accumulated other comprehensive income, net	5,880	4,852
	1,143,701	1,077,579
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	992,844	926,722
Total liabilities and shareholders’ equity	$1,441,739	$1,431,304

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 30, 2017,	2017	2016	2015
December 31, 2016 and December 26, 2015	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$3,466,807	$3,136,720	$2,876,748
Cost of sales, including warehousing and distribution expenses	2,540,348	2,264,565	2,090,016
Gross profit on sales	926,459	872,155	786,732
Operating, general and administrative expenses	850,034	773,830	695,953
Income from operations	76,425	98,325	90,779
Investment income and interest expense	2,598	2,457	1,552
Gain on bargain purchase	-	23,879	-
Income before provision for income taxes	79,023	124,661	92,331
Provision for income taxes	(19,391)	37,499	33,001
Net income	$98,414	$87,162	$59,330

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.20	$1.20	$1.20
Basic and diluted earnings per share	$3.66	$3.24	$2.21

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)
For the Fiscal Years Ended December 30, 2017,	2017	2016	2015
December 31, 2016 and December 26, 2015	(52 weeks)	(53 weeks)	(52 weeks)
Net income	$98,414	$87,162	$59,330
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $19, $239 and $37, respectively)	(43)	348	(52)
Accumulated change in effective tax rate	1,042	-	-
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $11, $180 and $11, respectively)	29	(257)	(16)
Other comprehensive income (loss), net of tax	1,028	91	(68)
Comprehensive income, net of tax	$99,442	$87,253	$59,262

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 30, 2017,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 31, 2016 and December 26, 2015	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 27, 2014	33,047,807	$9,949	$980,842	$4,829	6,149,364	$(150,857)	$844,763
Net income	—	—	59,330	—	—	—	59,330
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(68)	—	—	(68)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 26, 2015	33,047,807	9,949	1,007,894	4,761	6,149,364	(150,857)	871,747
Net income	—	—	87,162	—	—	—	87,162
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	91	—	—	91
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 31, 2016	33,047,807	9,949	1,062,778	4,852	6,149,364	(150,857)	926,722
Net income	—	—	98,414	—	—	—	98,414
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	(14)	—	—	(14)
Other comprehensive income tax reform adjustment	—	—	(1,042)	1,042	—	—	-
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 30, 2017	33,047,807	$9,949	$1,127,872	$5,880	6,149,364	$(150,857)	$992,844

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)
For the Fiscal Years Ended December 30, 2017,	2017	2016	2015
December 31, 2016 and December 26, 2015	(52 weeks)	(53 weeks)	(52 weeks)
Cash flows from operating activities:
Net income	$98,414	$87,162	$59,330
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	85,415	76,862	70,114
(Gain) loss on disposition of fixed assets	(700)	1,353	(54)
Impairment of fixed assets	-	894	-
(Gain) loss on sale of marketable securities	40	(437)	(27)
Gain on sale of intangible assets	-	(200)	-
Gain on acquisition of business	-	(23,879)	-
Deferred income taxes	(31,993)	5,703	(212)
Changes in operating assets and liabilities:
Inventories	(2,726)	(38,102)	10,242
Accounts receivable and prepaid expenses	9,598	(5,096)	(17,127)
Accounts payable and other liabilities	7,742	46,131	14,403
Income taxes	(422)	41	(1,054)
Other	446	1,161	1,118
Net cash provided by operating activities	165,814	151,593	136,733
Cash flows from investing activities:
Purchase of property and equipment	(95,857)	(142,144)	(90,210)
Proceeds from the sale of property and equipment	2,246	442	1,929
Purchase of marketable securities	(12,612)	(40,858)	(31,329)
Proceeds from maturities of marketable securities	8,442	1,335	3,201
Proceeds from the sale of marketable securities	7,272	62,566	9,171
Acquisition of business	-	(63,632)	-
Purchase of intangible assets	(3,565)	(2,568)	(2,649)
Proceeds from sale of intangible assets	-	200	-
Change in SERP investment	(3,322)	(2,075)	42
Net cash used in investing activities	(97,396)	(186,734)	(109,845)
Cash flows from financing activities:
Proceeds from (payments on) long-term debt	(29,488)	64,476	-
Dividends paid	(32,278)	(32,278)	(32,278)
Net cash (used in) provided by financing activities	(61,766)	32,198	(32,278)
Net increase (decrease) in cash and cash equivalents	6,652	(2,943)	(5,390)
Cash and cash equivalents at beginning of year	14,653	17,596	22,986
Cash and cash equivalents at end of year	$21,305	$14,653	$17,596

See accompanying notes to Consolidated Financial Statements.  Cash paid for income taxes was $13.0 million,  $31.0 million and $30.2 million in 2017, 2016 and 2015, respectively.    Cash paid for interest related to long-term debt was $973,000 and $141,000 in 2017 and 2016, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1   Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  The Company’s operations are reported as a single reportable segment.  There was no material change in the nature of the Company's business during fiscal 2017.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December.  Fiscal 2017 was comprised of 52 weeks, ending on December 30, 2017.  Fiscal 2016 was comprised of 53 weeks, ending on December 31, 2016.  Fiscal 2015 was comprised of 52 weeks, ending on December 26, 2015.  References to years in this Annual Report relate to fiscal years.

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

The Company considers investments with an original maturity of three months or less to be cash equivalents.  Investment amounts classified as cash equivalents as of December 30, 2017 and December 31, 2016 totaled $341,000 and $714,000, respectively.

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

(g)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $1,946,000 and $1,455,000 as of December 30, 2017 and December 31, 2016, respectively.  The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants.  The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.  Customer electronic payments accepted at the point of sale are classified as accounts receivable until collected.

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(h)  Inventories

Inventories are valued at the lower of cost or net realizable value, using both the last-in, first-out (LIFO) and average cost methods.  The Company’s center store and pharmacy inventories are valued using LIFO.  Under this method, inventory is stated at cost, which is determined by applying a cost-to-retail to each similar merchandise category’s ending retail value.  The Company’s fresh inventories are valued using average cost.  The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts and to provide for estimated shortages from the last physical count to the financial statement date.

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

The Company’s intangible assets and related accumulated amortization at December 30, 2017 and December 31, 2016 consisted of the following:

		December 30, 2017			December 31, 2016
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Liquor Licenses	$11,121	$-	$11,121	$8,423	$-	$8,423
Lease Acquisitions	10,960	3,902	7,058	10,960	2,984	7,976
Customer Lists	1,162	175	987	295	21	274
Total	$23,243	$4,077	$19,166	$19,678	$3,005	$16,673

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 30 years for lease acquisitions and up to 10 years for customer lists.  Estimated amortization expense for the next five fiscal years is approximately $1.0 million in 2018,  $1.0 million in 2019,  $1.0 million in 2020,  $975,000 in 2021 and $732,000 in 2022.  As of December 30, 2017, the Company’s intangible assets with indefinite lives consisted of goodwill and Pennsylvania liquor licenses.

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

(l)  Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  As of December 30, 2017, the remaining closed store has a lease term of approximately eight months, and the liabilities associated with the closed store lease are paid over the term of the lease.  Closed store lease liabilities totaled $39,000 and $105,000 as of December 30, 2017 and December 31, 2016, respectively.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term.  Store closings are generally completed within one year after the decision to close.  Adjustments to closed store liabilities and other exit costs primarily relate to changes in sublease income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the changes become known.  Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that is no longer needed for its originally intended purpose, is adjusted to income in the proper period. Inventory write-downs, if any, in connection with store closings are classified in cost of sales.  Costs to transfer inventory and equipment from closed stores are expensed as incurred.

The following table summarizes accrual activity for future lease obligations of stores that were closed in the normal course of business:

Closed Store
(dollars in thousands)	Obligations
Balance at December 26, 2015	$212
Additions	0
Payments	(33)
Adjustments	(74)
Balance at December 31, 2016	105
Additions	0
Payments	0
Adjustments	(66)
Balance at December 30, 2017	$39

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

(n)  Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in the Consolidated Financial Statements.  Refer to Note 8 to the Consolidated Financial Statements for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense.

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

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(r)  Vendor Allowances (continued)

Vendor allowances recorded as credits in cost of sales totaled $114.1 million in 2017,  $123.9 million in 2016 and $97.0 million in 2015.  Vendor paid cooperative advertising credits totaled $19.2 million in 2017,  $19.1 million in 2016 and $17.1 million in 2015.  These credits were netted against advertising costs within “Operating, general and administrative expenses.”  The Company had accounts receivable due from vendors of $1.0 million and $852,000 for earned advertising credits and $13.1 million and $10.7 million for earned promotional discounts as of December 30, 2017 and December 31, 2016, respectively.  The Company had $9.8 million and $4.0 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 30, 2017 and December 31, 2016, respectively.

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

(t)  Advertising Costs

The Company expenses advertising costs as incurred.  The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $31.0 million in 2017,  $26.3 million in 2016 and $23.1 million in 2015 in “Operating, general and administrative expenses.”

(u)  Rental and Commission Income

The Company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”  All leases are operating leases, as disclosed in Note 5.

The Company provides a variety of services to its customers, including but not limited to lottery, money orders, third-party gift cards, and third-party bill pay services.  Commission income earned from these services are recorded when earned as a component of “Operating, general and administrative expenses.”

(v)  Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by several subsequent ASU’s, which establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  The Company has evaluated the impact of adoption of the ASU.  The Company’s assessment of the new guidance has identified customer loyalty programs and gift cards affected by the new guidance.  The effects related to these transactions will not effect the Company’s Consolidated Financial Statements as any effect as a result of the adoption is not material.  The Company has determined that the adoption of the ASU will not have a significant impact on the Company’s point of sale product sales.  The Company will adopt the new standard using the modified retrospective method beginning December 31, 2017.

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

WEIS MARKETS, INC.

Note 1   Summary of Significant Accounting Policies (continued)

(v)  Current Relevant Accounting Standards (continued)

In March 2016, the FASB issued ASU 2016-04 Liabilities – Extinguishments of Liabilities (Subtopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products.  ASU 2016-04 requires that an entity must disclose the methodology and specific judgements made in applying the breakage recognized.  ASU 2016-04 will become effective for the financial statements issued for the fiscal years beginning after December 15, 2017.  The Company has evaluated the effect of the adoption of the ASU and determined there will not be a significant impact on the Company’s Consolidated Financial Statements. The Company plans to adopt ASU 2016-04 beginning December 31, 2017.

In February 2018, the FASB issued ASU 2018-02 Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  ASU 2018-02 clarifies the treatment of the deferred tax adjustments on temporary differences that arose from items of income or loss that were originally recorded in accumulated other comprehensive income (AOCI) by reclassifying the stranded tax effect to retained earnings.  The Company early adopted this ASU for the fiscal year ending December 30, 2017.

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

WEIS MARKETS, INC.

Note 2  Marketable Securities (continued)

Marketable securities, as of December 30, 2017 and December 31, 2016, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 30, 2017	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$7,634	$-	$8,832
Level 2
Municipal bonds	54,278	671	(116)	54,833
	$55,476	$8,305	$(116)	$63,665

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2016	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$8,162	$-	$9,360
Level 2
Municipal bonds	57,739	531	(459)	57,811
	$58,937	$8,693	$(459)	$67,171

Maturities of marketable securities classified as available-for-sale at December 30, 2017, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$12,535	$12,585
Due after one year through five years	22,421	22,655
Due after five years through ten years	19,322	19,593
Equity securities	1,198	8,832
	$55,476	$63,665

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

WEIS MARKETS, INC.

Note 3  Inventories

Merchandise inventories, as of December 30, 2017 and December 31, 2016, were valued as follows:

(dollars in thousands)	2017	2016
LIFO	$221,777	$223,294
Average cost	57,732	53,489
	$279,509	$276,783

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances.  If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $78,005,000 and $79,128,000 higher than as reported on the above methods as of December 30, 2017 and December 31, 2016, respectively.

Note 4  Property and Equipment

Property and equipment, as of December 30, 2017 and December 31, 2016, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2017	2016
Land		$129,878	$134,813
Buildings and improvements	10-60	693,898	655,487
Equipment	3-12	1,054,986	1,033,967
Leasehold improvements	5-20	212,109	205,506
Total, at cost		2,090,871	2,029,773
Less accumulated depreciation and amortization		1,204,628	1,151,578
		$886,243	$878,195

WEIS MARKETS, INC.

Note 5  Lease Commitments

At December 30, 2017, the Company leased approximately 54% of its open store facilities under operating leases that expire at various dates through 2033.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense.  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term.  Additionally, the Company has operating leases for certain transportation and other equipment.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2017	2016	2015
Minimum annual rentals	$46,804	$38,632	$34,794
Contingent rentals	432	431	452
Lease or sublease income	(7,612)	(7,212)	(7,069)
	$39,624	$31,851	$28,177

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining non-cancelable lease terms in excess of one year as of December 30, 2017.

(dollars in thousands)	Leases	Subleases
2018	$43,820	$(3,278)
2019	40,665	(3,075)
2020	33,100	(2,800)
2021	26,893	(2,397)
2022	21,124	(2,054)
Thereafter	79,892	(8,693)
	$245,494	$(22,297)

The Company did not have a liability accrued as of December 31, 2017 and as of December 31, 2016, for future minimum rental payments due on previously closed stores, reduced by the estimated sublease income to be received.  The future minimum rental payments required under operating leases and estimated sublease income for these locations are included in the above schedule.

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

Retirement plan costs:

(dollars in thousands)	2017	2016	2015
Retirement savings plan	3,343	3,593	3,161
Deferred compensation plan	813	788	(318)
Supplemental executive retirement plan	1,920	909	484
Deferred compensation plan for pharmacists	705	284	(165)
	$6,781	$5,574	$3,162

The Company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy.  Currently, there are no active officers in the plan.  The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate.  The plan is unfunded and accounted for on an accrual basis.  The recorded liability at December 30, 2017 is $4,914,000, which is based on expected payments to be made over the remaining lives of the beneficiaries.  This amount is included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets.  The expected payment amounts are approximately $1,013,000 for 2018 and for the years thereafter dependent on the lives of the beneficiaries.

The Company also maintains a non-qualified supplemental executive retirement plan and a non-qualified pharmacist deferred compensation plan for certain of its associates.  These plans are designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service.  These plans are unfunded and accounted for on an accrual basis.  Participants in these plans are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan once their yearly earnings exceed the IRS highly compensated threshold.  The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion.  The allocation among the various plan participants is made in both flat dollar amounts and in relationship to their compensation.  Plan participants are 100% vested in their accounts after six years of service with the Company.  Benefits are distributed among participants upon reaching the applicable retirement age.  Substantial risk of benefit forfeiture does exist for participants in these plans.  The present value of accumulated benefits amounted to $14,508,000 and $11,176,000 at December 30, 2017 and December 31, 2016, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

The Company has no other postretirement benefit plans.

WEIS MARKETS, INC.

Note 7  Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 26, 2015	$4,761

Other comprehensive income before reclassifications	348
Amounts reclassified from accumulated other comprehensive income	(257)
Net current period other comprehensive loss	91
Accumulated other comprehensive income balance as of December 31, 2016	$4,852

Other comprehensive loss before reclassifications	(43)
Accumulated change in effective tax rate	1,042
Amounts reclassified from accumulated other comprehensive income	29
Net current period other comprehensive income	1,028
Accumulated other comprehensive income balance as of December 30, 2017	$5,880

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended December 30, 2017,  December 31, 2016 and December 26, 2015.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
(dollars in thousands)	Location	2017	2016	2015
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income and interest expense	$(40)	$437	$27
	Provision for income taxes	11	(180)	(11)
Total amount reclassified, net of tax		$(29)	$257	$16

WEIS MARKETS, INC.

Note 8  Income Taxes

The provision (benefit) for income taxes consists of:

(dollars in thousands)	2017	2016	2015
Current:
Federal	$10,630	$25,908	$29,888
State	1,972	5,888	3,325
Deferred:
Federal	(34,659)	6,020	(188)
State	2,666	(317)	(24)
	$(19,391)	$37,499	$33,001

The reconciliation of income taxes computed at the federal statutory rate 35% in 2017, 2016 and 2015 respectively.

Ending deferred tax liability has been computed at the federal statutory rate of 21% due to the Tax Reform.

(dollars in thousands)	2017	2016	2015
Income taxes at federal statutory rate	$27,658	$43,631	$32,316
State income taxes, net of federal income tax benefit	1,306	2,413	1,112
Deferred tax on gain on bargain purchase	-	(8,358)	-
Nondeductible employee-related expenses	1,828	-	-
2017 tax reform	(49,336)	-	-
Other	(847)	(187)	(427)
Provision for income taxes (effective tax rate (24.5)%, 30.1% and 35.7%, respectively)	$(19,391)	$37,499	$33,001

The effective income tax rate was (24.5)%, 30.1% and 35.7% in 2017, 2016 and 2015, respectively.  On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the ”Tax Reform”).  The Tax Reform significantly impacted the Company’s effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and allowing immediate expensing of qualified assets placed into service after September 27, 2017.  Other elements of the Tax Reform have minor impacts, however the above mentioned decreased deferred income tax by $49.3 million.  The effective income tax rate decreased in 2016 due to the impact of the bargain purchase gain on the 38 locations being included in the overall gain calculation and not in income tax expense.  The effective tax rate excluding the bargain purchase gain was 37.2%

Cash paid for federal income taxes was $12.0 million,  $27.3 million and $28.0 million in 2017,  2016 and 2015 respectively.  Cash paid for state income taxes was $1.0 million,  $3.7 million and $2.2 million in 2017,  2016 and 2015 respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 30, 2017 and December 31, 2016, are:

(dollars in thousands)	2017	2016
Deferred tax assets:
Accounts receivable	$542	$586
Compensated absences	848	1,076
Employment incentives	388	9,826
Employee benefit plans	5,581	9,243
General liability insurance	2,991	4,359
Postretirement benefit obligations	5,365	6,484
Net operating loss carryforwards	7,745	5,600
Other	4,373	2,224
Total deferred tax assets	27,833	39,398
Deferred tax liabilities:
Inventories	(8,026)	(7,619)
Unrealized gains on marketable securities	(2,310)	(3,382)
Nondeductible accruals and other	(5,160)	(7,517)
Depreciation	(99,759)	(140,325)
Total deferred tax liabilities	(115,255)	(158,843)
Net deferred tax liability	$(87,422)	$(119,445)

WEIS MARKETS, INC.

Note 8  Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2017	2016
Unrecognized tax benefits at beginning of year	$3,124	$1,264
Increases based on tax positions related to the current year	1,567	1,563
Additions for tax positions of prior year	-	297
Reductions for tax positions of prior years	-	-
Settlements	-	-
Expiration of the statute of limitations for assessment of taxes	-	-
Unrecognized tax benefits at end of year	$4,691	$3,124

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,567,000 in 2017, $1,860,000 in 2016 and $1,264,000 in 2015.

The Company’s U.S. Federal income tax filings have been examined by the Internal Revenue Service through 2008.  The Company or one of its subsidiaries files tax returns in various states.  The tax years subject to examination in Pennsylvania, where the majority of the Company's revenues are  generated, are 2014 to 2017.

The Company has net operating loss carryforwards of $98.1 million available for state income tax purposes.  The net operating losses will begin to expire starting in 2027.  The Company expects to fully utilize these net operating loss carryforwards.

WEIS MARKETS, INC.

Note 9  Acquisition of Business
Fiscal 2017 Acquisitions

There were no acquisitions for fiscal 2017.

Fiscal 2016 Acquisitions

On August 1, 2016, the Company purchased five Mars Super Market stores located in Maryland.  Weis Markets, Inc. acquired these locations and their operations in an effort to expand its presence in the Baltimore County region.  The results of operations of the former Mars Super Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The five former Mars Super Market stores contributed $91.5 million and $38.0 million to sales in 2017 and 2016, respectively.  The cash purchase price paid was $24.6 million for the property, equipment, inventories, prepaid expenses and goodwill related to this purchase.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  Weis Markets, Inc. assumed two lease obligations in the acquisition of the former Mars Super Market stores and entered into two new lease agreements.  Goodwill of $13.3 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The $13.3 million of goodwill is deductible for tax purposes.  The purchase price has been allocated to the acquired assets as follows.

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

In September 2016, the Company began its acquisition of 38 former Food Lion, LLC stores.  Within eight weeks, ending in October 2016, Weis Markets acquired 21 Maryland, 13 Virginia and 4 Delaware former Food Lion, LLC stores.  The results of operations of the 38 former Food Lion, LLC stores are included in the accompanying Consolidated Financial Statements from the date of acquisition.    The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The acquired locations were part of a FTC forced diversiture in the approval process of the merger of Ahold and Delhaize Group, which resulted in a below fair value purchase price consideration.  The cash purchase price paid  was    $29.4 million for the property, equipment, inventories, prepaid expenses and liabilities.  Weis Markets, Inc. assumed thirty lease obligations and ownership of eight locations.  The Company recognized a gain of $23.9 million on the purchase of the 38 former Food Lion, LLC stores.  The 38 acquired Food Lion, LLC locations contributed $369.2 million and $92.5 million to sales in 2017 and 2016, respectively.

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

WEIS MARKETS, INC.

Note 9  Acquisition of Business (continued)

Fiscal 2016 Acquisitions (continued)

On October 30, 2016, Weis Markets acquired a former Nell’s Family Market store located in East Berlin, PA from C&S Wholesale Grocers.  The results of operations of the former Nell’s Family Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The purchase price was $13.0 million , of which $3.4 million is payable over a 4 year term for the property, equipment, inventory, prepaid expenses and liabilities.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The former Nell’s Family Market contributed $17.6 million and  $3.0 million to sales in 2017 and 2016, respectively.  Goodwill of $3.9 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The $3.9 million of goodwill is deductible for tax purposes.

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

The pro forma information includes historical results of operations of the 38 former Food Lion Supermarket and 5 former Mars Super Market stores but does not include efficiencies, cost reductions, synergies or investments in lower prices for the Company’s customers expected to result from the acquisitions.  The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the 38 former Food Lion Supermarket and the 5 former Mars Super Market stores been acquired at the beginning of 2015.  Pro forma results of sales, assuming the acquisitions had taken place at the beginning of 2015,  are included in the following table.  The Company does not have reliable information to provide additional pro forma disclosures.

(dollars in thousands)
For the Fiscal Years Ended December 30, 2017,	2017	2016	2015
December 31, 2016 and December 26, 2015	(52 weeks)	(53 weeks)	(52 weeks)
Store sales	$3,460,484	$3,563,145	$3,424,414

Fiscal 2015 Acquisitions

The Company paid $7.9 million for the property and equipment related to the purchase of a store in Hanover, Pennsylvania on August 31, 2015 from C&S Wholesale Grocers to expand current market share.  The purchase price was allocated between land, building and equipment of $1.9 million, $5.9 million and $112,000, respectively, in accordance with the Company’s accounting policies for business combinations.  No Goodwill was recognized.

WEIS MARKETS, INC.

Note 10  Summary of Quarterly Results (Unaudited)

Quarterly financial data for 2017 and 2016 are as follows:

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	April 1,2017	July 1, 2017	September 30, 2017	December 30, 2017
Net sales	$852,229	$876,569	$854,261	$883,748
Gross profit on sales	229,796	239,879	222,839	233,945
Net income	11,836	18,475	4,449	63,654	*
Basic and diluted earnings per share	$.44	$.69	$.16	$2.37

__________________

*The quarter ended December 30, 2017 includes the tax benefit of $49.3 million as a result of revaluing the Company’s net deferred tax liability using the enacted Federal tax rate of 21% under the Tax Reform.

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

Note 13  Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the Credit Agreement).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million with an additional discretionary amount available of $50.0 million.  As of December 30, 2017,  $35.0 million of the available $100.0 million was borrowed from the credit facility.  The loan will bear interest on the outstanding principal amount at the one month LIBOR rate plus the applicable margin rate of 0.65% until its Maturity on September 1, 2019.  The loan was used to fund the recent acquisitions and the Company’s working capital requirements.  The only financial covenant in the credit facility requires the Company’s minimum EBITDA to be at least $75.0 million.  The Credit Agreement is also being utilized by the Company for letters of credit.   As of December 30, 2017, the Company had $18.2 million, of the available $100.0 million from the credit facility, committed to outstanding letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Interest expense related to long-term debt was $946,000 and $242,000 for 2017 and 2016, respectively.

Note 14  Subsequent Related Party Transactions

On January 16, 2018, the Company purchased a parcel of land from Central Properties, Inc in which Jonathan H. Weis and his immediate family members have beneficial ownership interest.    The purchase price of $1.1 million was approved by the Company’s Executive Committee in accordance with Company policy and regulatory guidelines.

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and its subsidiaries (the Company) as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the 52 week period ended December 30, 2017 and the 53 week period ended December 31, 2016, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for the 52 week period ended December 30, 2017 and the 53 week period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 15, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Philadelphia, Pennsylvania

March 15, 2018

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Weis Markets, Inc.'s (the Company) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the 52 week period ended December 30, 2017 and the 53 week period ended December 31, 2016 and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index, and our report dated March 15, 2018 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ RSM US LLP

Philadelphia, Pennsylvania

March 15, 2018

WEIS MARKETS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Weis Markets, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, shareholders' equity and cash flows of Weis Markets, Inc. for the 52 week period ended December 26, 2015. Our audit also included the financial statement schedule for the 52 week period ended December 26, 2015 at Item 15(c)(3). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Weis Markets, Inc. for the 52 week period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the 52 week period ended December 26, 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2017.

RSM US LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 30, 2017. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.    Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

WEIS MARKETS, INC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance” of the Weis Markets, Inc. definitive proxy statement dated March 15, 2018 are incorporated herein by reference.

Item 11.    Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 15, 2018 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 15, 2018 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 15, 2018 are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 15, 2018 is incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules:

 (a)(1)    The Company’s 2017 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

 (a)(2)  Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 49 of this  Annual Report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

WEIS MARKETS, INC.

Item 15.    Exhibits, Financial Statement Schedules: (continued)

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-A	Retirement Savings Plan, amended November 20, 2017 and filed with this Annual Report on Form 10-K.
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

Executive Employment Agreement between the Company and Jonathan H. Weis, Vice Chairman, President and Chief Executive Officer, signed on April 4, 2017, with retroactive effect to January 1, 2017 and continuing thereafter through December 31, 2019, filed as Exhibit 10.1 to Form 8-K April 7, 2017 and incorporated herein by reference.  *

10-H

Chief Executive Office Incentive Award Plan between the Company and Jonathan H. Weis, Chairman, President and Chief Executive Officer, effective July 1, 2011, amended and restated effective as of January 1, 2014 and January 1, 2017 and continuing thereafter through December 31, 2019, filed as Exhibit 10.2 to Form 8-K April 7, 2017 and incorporated herein by reference. *

10-I

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

WEIS MARKETS, INC.

Item 15(c)(3).Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(dollars in thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Accounts		Deductions	End of
Description	of Period	Expenses	Describe		Describe (1)	Period
Fiscal Year ended December 30, 2017:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,455	$2,176	$	---	$1,685	$1,946

Fiscal Year ended December 31, 2016:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,967	$1,145	$	---	$1,657	$1,455

Fiscal Year ended December 26, 2015:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,578	$1,438	$	---	$1,049	$1,967

(1) Deductions are uncollectible accounts written off, net of recoveries.

Item 16.Form 10-K Summary:

None.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	3/15/2018	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	3/15/2018	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(principal executive officer)

Date	3/15/2018	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date	3/15/2018	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development
and Secretary
and Director

Date	3/15/2018	/S/Dennis G. Hatchell
Dennis G. Hatchell
Director

Date	3/15/2018	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date	3/15/2018	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date	3/15/2018	/S/Jeanette R. Rogers
Jeanette R. Rogers
Vice President, Corporate Controller
(principal accounting officer)