Form 10-Q
period 2018-03-31
WEIS MARKETS INC
filed 2018-05-10
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 10, 2018, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	March 31, 2018	December 30, 2017
Assets
Current:
Cash and cash equivalents	$50,215	$47,917
Marketable securities	61,209	63,665
SERP investment	15,409	14,476
Accounts receivable, net	48,452	56,265
Inventories	267,065	279,509
Prepaid expenses and other current assets	19,621	19,435
Income taxes recoverable	-	2,047
Total current assets	461,971	483,314
Property and equipment, net	883,424	886,243
Goodwill	52,330	52,330
Intangible and other assets, net	20,882	19,852
Total assets	$1,418,607	$1,441,739

Liabilities
Current:
Accounts payable	$200,155	$216,252
Accrued expenses	34,641	33,403
Accrued self-insurance	16,526	17,470
Deferred revenue, net	5,334	7,217
Income taxes payable	4,974	-
Total current liabilities	261,630	274,342
Long-term debt	17,912	34,988
Postretirement benefit obligations	18,423	18,409
Accrued self-insurance	20,136	20,140
Deferred income taxes	86,373	87,422
Other	13,533	13,594
Total liabilities	418,007	448,895
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,141,474	1,127,872
Accumulated other comprehensive income
(Net of deferred taxes of $13 in 2018 and $2,310 in 2017)	34	5,880
	1,151,457	1,143,701
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,000,600	992,844
Total liabilities and shareholders’ equity	$1,418,607	$1,441,739

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands, except shares and per share amounts)	March 31, 2018	April 1, 2017
Net sales	$876,106	$852,229
Cost of sales, including advertising, warehousing and distribution expenses	641,199	623,193
Gross profit on sales	234,907	229,036
Operating, general and administrative expenses	212,068	208,786
Income from operations	22,839	20,250
Investment income and interest expense	(532)	824
Income before provision for income taxes	22,307	21,074
Provision for income taxes	6,116	9,238
Net income	$16,191	$11,836

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30
Basic and diluted earnings per share	$0.60	$0.44

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 31, 2018	April 1, 2017
Net income	$16,191	$11,836
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $158 and $11, respectively for the 13 Weeks Ended)	(403)	64
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $15 and $0, respectively for the 13 Weeks Ended)	39	-
Other comprehensive income (loss), net of tax	(364)	64
Comprehensive income, net of tax	$15,827	$11,900

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$16,191	$11,836
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	22,763	20,962
(Gain) loss on disposition of fixed assets	30	(796)
Loss on sale of marketable securities	54	-
Unrealized loss in value of equity securities	780
Deferred income taxes	(905)	7,476
Changes in operating assets and liabilities:
Inventories	12,444	1,566
Accounts receivable and prepaid expenses	7,627	10,712
Accounts payable and other liabilities	(15,616)	(45,789)
Income taxes	7,021	1,948
Other	398	(110)
Net cash provided by operating activities	50,787	7,805
Cash flows from investing activities:
Purchase of property and equipment	(21,844)	(17,056)
Proceeds from the sale of property and equipment	8	1,142
Purchase of marketable securities	(586)	(2,579)
Proceeds from maturities of marketable securities	1,000	1,895
Proceeds from the sale of marketable securities	512	4,006
Purchase of intangible assets	(1,500)	(1,240)
Change in SERP investment	(933)	(1,486)
Net cash used in investing activities	(23,343)	(15,318)
Cash flows from financing activities:
Proceeds from (payments on) long-term debt	(17,076)	6,398
Dividends paid	(8,070)	(8,070)
Net cash used in financing activities	(25,146)	(1,672)
Net increase (decrease) in cash and cash equivalents	2,298	(9,185)
Cash and cash equivalents at beginning of year	47,917	46,818
Cash and cash equivalents at end of period	$50,215	$37,633

See accompanying notes to Consolidated Financial Statements.    There was no  cash paid for income taxes in the first 13 weeks of 2018 and 2017.    Cash paid for interest related to long-term debt was $180 thousand and $258 thousand in the first 13 weeks of 2018 and 2017, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Significant Accounting Policies
Basis of Presentation:  The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X.  In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included.  The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year.  The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements and there were no material subsequent events which require additional disclosure.  For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's latest Annual Report on Form 10-K.  As of December 31, 2017, the Company changed its accounting policy for cash and cash equivalents and advertising costs.  See Note 7 Cash and Cash Equivalents and Advertising Accounting Policies.

(2) Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by several subsequent ASU’s, which establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  The Company has evaluated the impact of adoption of the ASU.  The Company’s assessment of the new guidance has identified customer loyalty programs and gift cards affected by the new guidance.  The Company adopted the new standard using the modified retrospective method beginning December 31, 2017.  The effects related to these transactions did not materially effect the Company’s Consolidated Financial Statements.  The Company determined that the adoption of the ASU did not have a significant impact on the Company’s point of sale product sales.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 generally requires that equity investments (excluding equity method investments) be measured at fair value with changes in fair value recognized in net income.  The adoption of ASU 2016-01 had an impact on the net income reported in the Company’s Consolidated Statements of Income for the first 13 weeks of 2018 of $0.8 million.  The ASU was adopted as of December 31, 2017.  The cumulative effect of the adoption was made to the balance sheet as of December 31, 2017 and resulted in a reclassification of $5.5 million of related accumulated unrealized gains, net of applicable deferred income taxes, that were included in accumulated other comprehensive income to retained earnings, resulting in no impact on the Company’s shareholders’ equity.

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

In March 2016, the FASB issued ASU 2016-04 Liabilities – Extinguishments of Liabilities (Subtopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products.  ASU 2016-04 requires that an entity must disclose the methodology and specific judgements made in applying the breakage recognized.  ASU 2016-04 will become effective for the financial statements issued for the fiscal years beginning after December 15, 2017.  The Company has evaluated the effect of the adoption of the ASU and determined there was not a significant impact on the Company’s Consolidated Financial Statements. The Company adopted ASU 2016-04 beginning December 31, 2017.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  Investment loss, which includes a $780 thousand unrealized loss in equity securities, was $365 thousand in the first quarter of 2018.  Investment income was $1.1 million in the first quarter of 2017.

Marketable securities, as of March 31, 2018 and December 30, 2017, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2018	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,855	$-	$8,053
Level 2
Municipal bonds	53,110	363	(317)	53,156
	$54,308	$7,218	$(317)	$61,209

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 30, 2017	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$7,634	$-	$8,832
Level 2
Municipal bonds	54,278	671	(116)	54,833
	$55,476	$8,305	$(116)	$63,665

Maturities of marketable securities classified as available-for-sale at March 31, 2018, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$11,738	$11,761
Due after one year through five years	21,765	21,910
Due after five years through ten years	19,607	19,485
Equity securities	1,198	8,053
	$54,308	$61,209

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

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 30, 2017	$5,880

Amount reclassified to retained earnings for equity unrealized gain (adoption of ASU 2016-01)	(5,482)
Other comprehensive loss before reclassifications	(403)
Amounts reclassified from accumulated other comprehensive income	39
Net current period change in other comprehensive income	(5,846)
Accumulated other comprehensive income balance as of March 31, 2018	$34

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended March 31, 2018 and April 1, 2017.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended
(dollars in thousands)	Location	March 31, 2018	April 1, 2017
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income and interest expense	$54	$-
	Provision for income taxes	(15)	-
Total amount reclassified, net of tax		$39	$-

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the Credit Agreement).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million with an additional discretionary amount available of $50.0 million.  As of March 31, 2018,  $17.9 million of the available $100.0 million was borrowed from the credit facility.  The loan will bear interest on the outstanding principal amount at the one month LIBOR rate plus the applicable margin rate of 0.65% until its maturity on September 1, 2019.  The loan was used to fund the 2016 acquisitions and the Company’s working capital requirements.  The only financial covenant in the credit facility requires the Company’s trailing twelve month EBITDA to be at least $75.0 million.  The Credit Agreement is also being utilized by the Company for $18.2 million of outstanding letters of credit as of March 31, 2018.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Interest expense related to long-term debt was $167 thousand and $273 thousand in the first quarter of 2018 and 2017, respectively.

(6) Revenue Recognition

The adoption of ASU 2014-9 Revenue from Contracts with Customers (ASC 606) did not have a material impact on the Company’s Consolidated Financial Statements.  The Chief Operating Officer, the Company’s chief operating decision maker, analyzes store operational revenues by geographical area but each area offers customers similar product, has similar distribution methods, and supported by centralized management processes.  The Company’s operations are reported as a single reportable segment.

The following table represents net sales by type of product for the 13 week periods ending March 31, 2018 and April 1, 2017:

	13 Weeks Ended
(dollars in thousands)	March 31, 2018		April 1, 2017
Grocery	$768,019	87.7%	$749,561	88.0%
Pharmacy	77,940	8.9	76,250	8.9
Fuel	28,645	3.3	24,450	2.9
Manufacturing	1,502	0.1	1,967	0.2

Total net sales	$876,106	100.0%	$852,229	100.0%

(7)  Cash and Cash Equivalents and Advertising Accounting Policies

As of December 31, 2017, the Company changed its policy for cash and cash equivalents to include all credit card, debit card and electronic benefits transfer transactions that process in less than seven days in the amount of $31.4 million and $26.6 million as of March 31, 2018 and December 30, 2017, respectively.  Management deems the classification of the amounts due from third-party financial institutions to be more appropriately reported in cash and cash equivalents due to certainty and timely settlement in less than seven days.  The amounts have been reclassified from accounts receivable to cash and cash equivalents as of December 30, 2017 in the amount of $26.6 million to conform to the presentation of the Consolidated Balance Sheets as of March 31, 2018.

As of December 31, 2017, the Company changed its policy for advertising costs to expense advertising costs as incurred, net of vendor paid cooperative advertising credits, in Cost of sales in the amount of $1.9 million and $760 thousand for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively.  Management deems the policy change to record net advertising costs in Cost of sales instead of Operating, general and administrative expenses better represents Cost of sales inclusive of direct product costs (net  of discounts and allowances), distribution center and transportation costs, manufacturing facility operations and advertising costs that are primarily funded by vendor cooperative advertising credits and occur in the same period the product is sold. Advertising costs net of vendor cooperative advertising credits have been reclassified to Cost of sales out of Operating, General and Administrative costs for the thirteen weeks ended and April 1, 2017 in the amount of $760 thousand to conform to the presentation of the Consolidated Statement of income for the thirteen weeks ended March 31, 2018.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7)  Cash and Cash Equivalents and Advertising Accounting Policies (continued)

The tables below summarize the effect of the reclassifications of previously reported Consolidated Financial Statements for the fiscal year ended December 30, 2017 and the thirteen weeks ended April 1, 2017.

	As of December 30, 2017
	As Previously
Consolidated Balance Sheets (dollars in thousands)	Reported	Reclassifications	As Adjusted
Cash and Cash Equivalent	$21,305	$26,612	$47,917
Accounts Receivable, net	82,877	(26,612)	56,265

	13 Weeks Ended
	April 1, 2017
Consolidated Statements of Income	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Cost of sales, including advertising, warehousing and distribution expenses	$622,433	$760	$623,193
Gross profit on sales	229,796	(760)	229,036
Operating, general and administrative expenses	209,546	(760)	208,786

	13 Weeks Ended
	April 1, 2017
Consolidated Statements of Cash Flows	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Accounts receivable and prepaid expenses	$17,539	$(6,827)	$10,712
Net cash provided by operating activities	14,632	(6,827)	7,805
Net increase (decreases) in cash and cash equivalents	(2,358)	(6,827)	(9,185)
Cash and cash equivalents at beginning of year	14,653	32,165	46,818
Cash and cash equivalents at end of period	$12,295	$25,338	$37,633

(8) Related Party Transactions

On January 16, 2018, the Company purchased a parcel of land from Central Properties, Inc. in which Jonathan H. Weis and his immediate family members have a material beneficial ownership interest.    An independent market value appraisal was prepared prior to the determination of the purchase price of $1.1 million.  The purchase was approved by the Company’s Executive Committee in accordance with Company policy and regulatory guidelines and reviewed and approved by the Board of Directors in accordance with the Company’s Code of Business Conduct and Ethics, the Code of Ethics for CEO and CFO, the Audit Committee Charter and the Company’s Related Party Transaction policy.

(9) Income Taxes

The Company reflected the effects of the Tax Cuts and Jobs Act (The Act), in its 2017 financial statements.  This included the effects of the change in the US Corporate tax rate from 35% to 21% on deferred tax assets and liabilities.  The Company’s tax expense for the period ended March 31, 2018 includes the reduction in the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year.  The Company’s tax provision also reflects other changes as a result of the Act, including the impact of changes effecting the deductibility of certain executive compensation and immediate expensing of qualified assets placed into service after September 27, 2017.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

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

The Company advertises its products and promotes its brand through weekly newspaper circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications.  Printed circulars are used extensively on a weekly basis to advertise featured items.  The Company promotes by using Everyday Lower Price, Low Price Guarantee and utilizes a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and in-store and fuel rewards.

Utilizing its own centrally located distribution center and transportation fleet, Weis Markets self distributes approximately 66% of product with the remaining being supplied by direct store vendors.  In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products primarily for the Company’s stores but serve other companies as well.  The corporate offices are located in Sunbury, Pa where the Company was founded in 1912.

In 2016, Weis Markets acquired five Mars Super Market locations in Baltimore County, Md, 38 Food Lion stores throughout Maryland, Virginia and Delaware, and a Nell's Family Market in East Berlin, Pa.  The completion of these individual acquisitions expanded the Company's footprint into Virginia and Delaware, and increased its store count by 25 percent.  To date and during the first quarter of 2018, the acquired store group is providing a positive cash flow for the Company as management continues to develop the stores using its business model.  As the acquired stores assimilate, management anticipates the adverse impact of those stores on costs to lessen.  Although there are no pending acquisitions, the Company continues to investigate acquisition opportunities as well as grow its existing store base organically.

On March 9, 2017, the Company opened its new 65,000 square-foot prototype store next to a major competitor in Enola, Pa.  Designated the “Community Market” format, the store features a brand new store layout and unique features to elevate the shopping experience including a pub, grill and ice cream parlor, featuring the Company’s own ice cream.  The store contains a Pennsylvania foods section and more than 1,900 organic and gluten-free products, along with a mix-and-match pick K-cup 12-packs section and a Chobani Yogurt Bar.  The Company plans to review the success of the new features and is utilizing them where appropriate in other stores.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income
			Percentage Changes
	13 Weeks Ended		2018 vs. 2017
(dollars in thousands except per share amounts)	March 31, 2018	April 1, 2017	13 Weeks Ended
Net sales	$876,106	$852,229	2.8%
Cost of sales, including advertising, warehousing and distribution expenses	641,199	623,193	2.9
Gross profit on sales	234,907	229,036	2.6
Gross profit margin	26.8%	26.9%
Operating, general and administrative expenses	212,068	208,786	1.6
O, G & A, percent of net sales	24.2%	24.5%
Income from operations	22,839	20,250	12.8
Operating margin	2.6%	2.4%
Investment income and interest expense	(532)	824	(164.6)
Investment income and interest expense, percent of net sales	(0.1)%	0.1%
Income before provision for income taxes	22,307	21,074	5.9
Income before provision for income taxes, percent of net sales	2.5%	2.5%
Provision for income taxes	6,116	9,238	(33.8)
Effective income tax rate	27.4%	43.8%
Net income	$16,191	$11,836	36.8%
Net income, percent of net sales	1.8%	1.4%
Basic and diluted earnings per share	$0.60	$0.44	36.4%

Net Sales

Analysis of Sales

Percentage Changes
2018 vs. 2017
March 31, 2018	13 Weeks
Net sales	2.8%
Net sales, excluding fuel sales	2.4
Comparable store sales, adjusted for holiday impact	1.5
Comparable store sales, adjusted for holiday impact, excluding fuel sales	1.1%

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

The Company’s first quarter sales benefited from the Easter holiday shift,  since the Easter sales week fell on the last week of the first quarter and the slow selling week afterwards fell in the second quarter this year.  Last year both weeks fell in the second quarter.  Management estimates the incremental holiday sales impact was approximately $10.0 million and has excluded it from the 2018 comparable store sales.  The shift will adversly affect the second quarter 2018 comparisons to 2017 by the same amount.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Net Sales (continued)

Analysis of Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.4% compared to a decrease of 1.5% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the 13 week average price of gasoline in the Central Atlantic States increased 9.3% or $0.24 per gallon in the first quarter of 2018 compared to the same quarter in 2017.

Comparable store sales increased in the first quarter of 2018.  The Company was able to achieve this through targeted, tactical marketing programs in key regional markets along with its chain wide sales-driving promotional programs such as its loyalty card.  In conjunction with its marketing initiatives the Company continues to add additional product offerings and customer conveniences such as “Weis 2 Go Online”  currently offered in 79 store locations.  “Weis 2 Go Online” allows the customer to order on-line and then pick their order up at a drive thru location at the store.  The Company continues to expand this offering.  With the aforementioned offerings and programs, the Company experienced inflation in some of its fresh categories most notably eggs, fruits and vegetables.  Fuel sales benefited from inflation as comparable fuel sales rose 11.5% during the first quarter of 2018.

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

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations.  Almost all of the increase in cost of sales in 2018 as compared to 2017 is due to the increased sales volume in 2018.  Both direct product cost and distribution cost increase when sales volume increases.

Gross profit margin in the first 13 weeks of 2018 decreased less than 0.1% compared to the same period in 2017, remaining virtually the same.  Improved inventory management and fresh department sell-through during winter weather events offset increased fuel costs in transportation and LIFO charges.

Non-cash LIFO inventory valuation adjustments changed from income of $85 thousand in the first 13 weeks of 2017, to expense of $750 thousand in the same period of 2018.    Although costs are currently stagnant, management is anticipating some annualized product cost inflation, most notably in its pharmacy department.

Although the Company experienced product cost inflation and deflation in various commodities for the quarters presented, management cannot accurately measure the full impact of inflation or deflation on costs due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses
The majority of the increase in operating, general and administrative expenses was driven by increased sales volume.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
March 31, 2018	(Decrease)	as a % of sales
Employee-related expenses	$1,099	(0.3)%
Depreciation and amortization	1,584	0.1

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor decreased 0.3% in the first quarter of 2018 compared to the first quarter of 2017.  The Company continues to monitor store labor efficiencies and develop labor standards to reduce cost while maintaining the Company’s customer service expectations.  Not accounting for labor savings entirely, multiple winter weather events in the Company’s trade area contributed to labor savings by having periods of very high sales volume followed by low or no volume.

The Company’s self-insured health care benefit expenses increased $1.1 million or 0.1%, as a percent of sales, in the first quarter of 2018  compared to the first quarter of 2017.  The variance is mainly attributed to an increase in the number of claims and prescription costs.   However, the Company remains concerned about the impact that The Patient Protection and Affordable Care Act (ACA) will have on its future operating expenses.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $22.7 million, or 2.6% of net sales during the first quarter of 2018 compared to $20.9 million or 2.5% of net sales during the first quarter of 2017.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

Provision for Income Taxes

The effective income tax rate was 27.4% and 43.8% for the first quarter of 2018 and 2017, respectively.  The decrease in the effective income tax rate is primarily due to the Federal statutory rate reduced from 35% to 21%.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.  On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the ”Tax Reform”).  The Tax Reform significantly impacted the Company’s effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and allowing immediate expensing of qualified assets placed into service after September 27, 2017.  Other elements of the Tax Reform have minor impacts, however the above mentioned decreased deferred income tax by $49.3 million in 2017.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

The primary sources of cash are cash flows generated from operations and borrowings under the 2016 revolving credit agreement from Wells Fargo Bank, NA.  The Company’s revolving credit agreement has a principal amount of $100.0 million with an additional discretionary availability of $50.0 million.  As of March 31, 2018 the Company’s unused availability under the revolving credit agreement was $63.9 million with $17.9 million of borrowings outstanding and $18.2 million of letters of credit outstanding.  The revolving credit agreement matures on September 1, 2019.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities.  As of March 31, 2018, the portfolio totaled $61.2 million.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed.

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

The Company expects that cash generated from operations and cash available under the 2016 revolving credit agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends.  The Company has no other commitment of capital resources as of March 31, 2018, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $0.30 per share, payable on May 21, 2018 to shareholders of record on May 7, 2018.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDIDTION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	13 Weeks Ended
(dollars in thousands)	March 31, 2018	April 1, 2017	2018 vs. 2017
Net cash provided by (used in):
Operating activities	$50,787	$7,805	$42,982
Investing activities	(23,343)	(15,318)	(8,025)
Financing activities	(25,146)	(1,672)	(23,474)

Operating

Cash flows from operating activities increased $43.0 million in the first 13 weeks of 2018 compared to the first 13 weeks of 2017.  Higher profits, lower inventories and lower management incentive payouts accounted for the increase in cash provided.

Investing

Property and equipment purchases during the first 13 weeks of 2018 totaled $21.8 million compared to $17.1 million in the first 13 weeks of 2017.  The current increase in capital expenditures is primarily due to two new stores, one of which has opened in Nottingham, Md in the second quarter of 2018.  As a percentage of sales, capital expenditures including the acquisitions were 2.5% and 2.0% in the first 13 weeks of 2018 and 2017,  respectively.  In 2018, the Company plans to maintain its marketable securities portfolio at its current level.

Financing

The Company paid dividends of $8.1 million in the first 13 weeks of both 2018 and 2017.  In 2018, payments on the revolving credit agreement increased net cash used in financing activities by $23.5 million as the Company borrowed on the revolver in 2017.

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2017 Annual Report on  Form 10-K.  There have been two changes to the Significant Accounting Policies and three new accounting standards adopted since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 30, 2017, which are summarized in Notes 2 and 7 to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended March 31, 2018.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 30, 2017 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 30, 2017 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 31, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	5/10/2018	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	5/10/2018	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)