Form 10-Q
period 2018-06-30
WEIS MARKETS INC
filed 2018-08-08
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 8, 2018, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	June 30, 2018	December 30, 2017
Assets
Current:
Cash and cash equivalents	$34,623	$47,917
Marketable securities	58,734	63,665
SERP investment	15,890	14,476
Accounts receivable, net	52,835	56,265
Inventories	273,416	279,509
Prepaid expenses and other current assets	17,429	19,435
Income taxes recoverable	-	2,047
Total current assets	452,927	483,314
Property and equipment, net	886,223	886,243
Goodwill	52,330	52,330
Intangible and other assets, net	20,785	19,852
Total assets	$1,412,265	$1,441,739

Liabilities
Current:
Accounts payable	$192,209	$216,252
Accrued expenses	37,891	33,403
Accrued self-insurance	16,949	17,470
Deferred revenue, net	5,212	7,217
Income taxes payable	6,382	-
Total current liabilities	258,643	274,342
Long-term debt	-	34,988
Postretirement benefit obligations	19,059	18,409
Accrued self-insurance	20,132	20,140
Deferred income taxes	88,643	87,422
Other	14,205	13,594
Total liabilities	400,682	448,895
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,152,499	1,127,872
Accumulated other comprehensive income
(Net of deferred taxes of $1 in 2018 and $2,310 in 2017)	(8)	5,880
	1,162,440	1,143,701
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,011,583	992,844
Total liabilities and shareholders’ equity	$1,412,265	$1,441,739

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands, except shares and per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$871,100	$876,569	$1,747,206	$1,728,798
Cost of sales, including advertising, warehousing and distribution expenses	630,805	642,811	1,272,004	1,266,004
Gross profit on sales	240,295	233,758	475,202	462,794
Operating, general and administrative expenses	214,258	206,040	426,326	414,826
Income from operations	26,037	27,718	48,876	47,968
Investment income and interest expense	105	412	(427)	1,236
Income before provision for income taxes	26,142	28,130	48,449	49,204
Provision for income taxes	7,047	9,655	13,163	18,893
Net income	$19,095	$18,475	$35,286	$30,311

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.60	$0.60
Basic and diluted earnings per share	$0.71	$0.69	$1.31	$1.13

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$19,095	$18,475	$35,286	$30,311
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding losses arising during period
(Net of deferred taxes of $14 and $137, respectively for the thirteen Weeks Ended and $172 and $126, respectively for the twenty six Weeks Ended)	(42)	(198)	(445)	(134)
Reclassification adjustment for losses included in net income
(Net of deferred taxes of $15 and $0, respectively for the twenty six Weeks Ended)	-	-	39	-
Other comprehensive loss, net of tax	(42)	(198)	(406)	(134)
Comprehensive income, net of tax	$19,053	$18,277	$34,880	$30,177

See accompanying notes to Consolidated Financial  Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(dollars in thousands)	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$35,286	$30,311
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	46,137	42,160
(Gain) loss on disposition of fixed assets	157	(1,034)
Loss on sale of marketable securities	54	-
Unrealized loss in value of equity securities	1,238	-
Deferred income taxes	1,379	5,757
Changes in operating assets and liabilities:
Inventories	6,093	9,706
Accounts receivable and prepaid expenses	5,436	15,371
Accounts payable and other liabilities	(20,538)	(40,409)
Income taxes	8,429	910
Other	556	490
Net cash provided by operating activities	84,227	63,262
Cash flows from investing activities:
Purchase of property and equipment	(46,367)	(40,334)
Proceeds from the sale of property and equipment	321	2,106
Purchase of marketable securities	(586)	(6,788)
Proceeds from maturities of marketable securities	2,800	5,802
Proceeds from the sale of marketable securities	514	4,806
Purchase of intangible assets	(1,662)	(1,267)
Change in SERP investment	(1,414)	(2,052)
Net cash used in investing activities	(46,394)	(37,727)
Cash flows from financing activities:
Payments on long-term debt	(34,988)	(12,525)
Dividends paid	(16,139)	(16,139)
Net cash used in financing activities	(51,127)	(28,664)
Net decrease in cash and cash equivalents	(13,294)	(3,129)
Cash and cash equivalents at beginning of year	47,917	46,818
Cash and cash equivalents at end of period	$34,623	$43,689

See accompanying notes to Consolidated Financial Statements.    There was $3.4 million and $12.4 million in cash paid for income taxes in the first twenty-six weeks of 2018 and 2017, respectively.    Cash paid for interest related to long-term debt was $318 thousand and $540 thousand in the first twenty-six weeks of 2018 and 2017, respectively.

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

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 generally requires that equity investments (excluding equity method investments) be measured at fair value with changes in fair value recognized in net income.  The adoption of ASU 2016-01 had an impact on the net income reported in the Company’s Consolidated Statements of Income in the amount of $0.5 million and $1.2 million for the second quarter and the first twenty-six weeks of 2018, respectively.  The ASU was adopted as of December 31, 2017.  The cumulative effect of the adoption was made to the balance sheet as of December 31, 2017 and resulted in a reclassification of $5.5 million of related accumulated unrealized gains, net of applicable deferred income taxes, that were included in accumulated other comprehensive income to retained earnings, resulting in no impact on the Company’s shareholders’ equity.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The Company recognized investment income of $178 thousand in the second quarter of 2018, which included an unrealized loss in equity securities of $459 thousand.   An investment loss of $187 thousand, which included an unrealized loss in equity securities of $1.2 million, was recognized in the first half of 2018.  Investment income was $672 thousand and $1.8 million in the thirteen and twenty-six weeks ended July 1, 2017, respectively.

Marketable securities, as of June 30, 2018 and December 30, 2017, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 30, 2018	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,396	$-	$7,594
Level 2
Municipal bonds	51,161	274	(295)	51,140
	$52,359	$6,670	$(295)	$58,734

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 30, 2017	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$7,634	$-	$8,832
Level 2
Municipal bonds	54,278	671	(116)	54,833
	$55,476	$8,305	$(116)	$63,665

Maturities of marketable securities classified as available-for-sale at June 30, 2018, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$11,960	$11,973
Due after one year through five years	22,477	22,583
Due after five years through ten years	16,724	16,584
Equity securities	1,198	7,594
	$52,359	$58,734

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

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 30, 2017	$5,880

Amount reclassified to retained earnings for equity unrealized gain (adoption of ASU 2016-01)	(5,482)
Other comprehensive loss before reclassifications	(445)
Amounts reclassified from accumulated other comprehensive income	39
Net current period change in other comprehensive income	(5,888)
Accumulated other comprehensive income balance as of June 30, 2018	$(8)

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended June 30, 2018 and July 1, 2017.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	Location	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income and interest expense	$-	$-	$54	$-
	Provision for income taxes	-	-	(15)	-
Total amount reclassified, net of tax		$-	$-	$39	$-

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the Credit Agreement).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million with an additional discretionary amount available of $50.0 million.  As of June 30, 2018,  the Company did not have an outstanding amount borrowed from the available $100.0 million from the credit facility.  The loan will bear interest on the outstanding principal amount at the one month LIBOR rate plus the applicable margin rate of 0.65% until its maturity on September 1, 2019.  The loan was used to fund the 2016 acquisitions and the Company’s working capital requirements.  The only financial covenant in the credit facility requires the Company’s trailing twelve month EBITDA to be at least $75.0 million.  The Credit Agreement is also being utilized by the Company for $14.4 million of outstanding letters of credit as of June 30, 2018.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Interest expense related to long-term debt was $73 thousand and $260 thousand in the second quarter of 2018 and 2017, respectively.  In the first half of 2018 and 2017 interest expense related to long-term debt totaled $240 thousand and $533 thousand, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following table represents net sales by type of product for the thirteen week and  twenty-six week periods ending June 30, 2018 and July 1, 2017:

	13 Weeks Ended
(dollars in thousands)	June 30, 2018		July 1, 2017
Grocery	$757,894	87.0%	$768,824	87.6%
Pharmacy	78,271	9.0	78,573	9.0
Fuel	33,439	3.8	27,830	3.2
Manufacturing	1,496	0.2	1,342	0.2

Total net sales	$871,100	100.0%	$876,569	100.0%

	26 Weeks Ended
(dollars in thousands)	June 30, 2018		July 1, 2017
Grocery	$1,525,912	87.3%	$1,518,386	87.8%
Pharmacy	156,211	8.9	154,823	9.0
Fuel	62,084	3.6	52,280	3.0
Manufacturing	2,999	0.2	3,309	0.2

Total net sales	$1,747,206	100.0%	$1,728,798	100.0%

(7) Cash and Cash Equivalents and Advertising Accounting Policies

As of December 31, 2017, the Company changed its policy for cash and cash equivalents to include all credit card, debit card and electronic benefits transfer transactions that process in less than seven days in the amount of $25.4 million and $26.6 million as of June 30, 2018 and December 30, 2017, respectively.  Management deems the classification of the amounts due from third-party financial institutions to be more appropriately reported in cash and cash equivalents due to certainty and timely settlement in less than seven days.  The amounts have been reclassified from accounts receivable to cash and cash equivalents as of December 30, 2017 in the amount of $26.6 million to conform to the presentation of the Consolidated Balance Sheets as of June 30, 2018.

As of December 31, 2017, the Company changed its policy for advertising costs to expense advertising costs as incurred, net of vendor paid cooperative advertising credits, in Cost of sales, in the amount of $2.5 million and $6.1 million for the thirteen weeks and $4.4 million and $6.9 million for the twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively.  Management deems that the policy change to record net advertising costs in Cost of sales instead of Operating, general and administrative expenses better represents Cost of sales inclusive of direct product costs (net of discounts and allowances), distribution center and transportation costs, manufacturing facility operations and advertising costs that are primarily funded by vendor cooperative advertising credits and occur in the same period the product is sold.  Advertising costs net of vendor cooperative advertising credits have been reclassified to Cost of sales out of Operating, General and Administrative costs for the thirteen and twenty-six weeks ended and July 1, 2017 in the amount of $6.1 million and $6.9 million, respectively, to conform to the presentation of the Consolidated Statement of Income for the thirteen and twenty-six weeks ended June 30, 2018.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Cash and Cash Equivalents and Advertising Accounting Policies (continued)

The tables below summarize the effect of the reclassifications of previously reported Consolidated Financial Statements for the fiscal year ended December 30, 2017 and the thirteen and twenty-six weeks ended July 1, 2017.

	As of December 30, 2017
	As Previously
Consolidated Balance Sheets (dollars in thousands)	Reported	Reclassifications	As Adjusted
Cash and Cash Equivalent	$21,305	$26,612	$47,917
Accounts Receivable, net	82,877	(26,612)	56,265

	July 1, 2017
	13 Weeks Ended			26 Weeks Ended
Consolidated Statements of Income	As Previously			As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted	Reported	Reclassifications	As Adjusted
Cost of sales, including advertising, warehousing and distribution expenses	$636,690	$6,121	$642,811	$1,259,123	$6,881	$1,266,004
Gross profit on sales	239,879	(6,121)	233,758	469,675	(6,881)	462,794
Operating, general and administrative expenses	212,161	(6,121)	206,040	421,707	(6,881)	414,826

	26 Weeks Ended
	July 1, 2017
Consolidated Statements of Cash Flows	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Accounts receivable and prepaid expenses	$21,429	$(6,058)	$15,371
Net cash provided by operating activities	69,320	(6,058)	63,262
Net increase (decreases) in cash and cash equivalents	2,929	(6,058)	(3,129)
Cash and cash equivalents at beginning of year	14,653	32,165	46,818
Cash and cash equivalents at end of period	$17,582	$26,107	$43,689

(8) Income Taxes

The Company reflected the effects of the Tax Cuts and Jobs Act (The Act), in its 2017 financial statements.  This included the effects of the change in the US Corporate tax rate from 35% to 21% on deferred tax assets and liabilities.  The Company’s tax expense for the period ended June 30, 2018 includes the reduction in the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year.  The Company’s tax provision also reflects other changes as a result of the Act, including the impact of changes effecting the deductibility of certain executive compensation and immediate expensing of qualified assets placed into service after September 27, 2017.

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

Company Summary

Weis Markets is a conventional supermarket chain that operates 206 retail stores with over 23,000 associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia.  The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands including natural, gluten-free and organic varieties.

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

In 2016, Weis Markets acquired five Mars Super Market locations in Baltimore County, MD, 38 Food Lion stores throughout Maryland, Virginia and Delaware, and a Nell's Family Market in East Berlin, PA.  The completion of these individual acquisitions expanded the Company's footprint into Virginia and Delaware, and increased its store count by 25 percent.  To date and during the second quarter of 2018, the acquired store group is providing a positive cash flow for the Company as management continues to develop the stores using its business model.  As the acquired stores assimilate, management anticipates the adverse impact of those stores on costs to lessen.  Although there are no pending acquisitions, the Company continues to actively investigate acquisition opportunities as well as grow its existing store base organically.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income
					Percentage Changes
	13 Weeks Ended		26 Weeks Ended		2018 vs. 2017	2018 vs. 2017
(dollars in thousands except per share amounts)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	13 Weeks Ended	26 Weeks Ended
Net sales	$871,100	$876,569	$1,747,206	$1,728,798	(0.6)%	1.1%
Cost of sales, including advertising, warehousing and distribution expenses	630,805	642,811	1,272,004	1,266,004	(1.9)	0.5
Gross profit on sales	240,295	233,758	475,202	462,794	2.8	2.7
Gross profit margin	27.6%	26.7%	27.2%	26.8%
Operating, general and administrative expenses	214,258	206,040	426,326	414,826	4.0	2.8
O, G & A, percent of net sales	24.6%	23.5%	24.4%	24.0%
Income from operations	26,037	27,718	48,876	47,968	(6.1)	1.9
Operating margin	3.0%	3.2%	2.8%	2.8%
Investment income and interest expense	105	412	(427)	1,236	(74.5)	(134.5)
Investment income and interest expense, percent of net sales	0.0%	0.0%	(0.0)%	0.1%
Income before provision for income taxes	26,142	28,130	48,449	49,204	(7.1)	(1.5)
Income before provision for income taxes, percent of net sales	3.0%	3.2%	2.8%	2.8%
Provision for income taxes	7,047	9,655	13,163	18,893	(27.0)	(30.3)
Effective income tax rate	27.0%	34.3%	27.2%	38.4%
Net income	$19,095	$18,475	$35,286	$30,311	3.4%	16.4%
Net income, percent of net sales	2.2%	2.1%	2.0%	1.8%
Basic and diluted earnings per share	$0.71	$0.69	$1.31	$1.13	2.9%	15.9%

Net Sales

Analysis of Sales

	Percentage Changes
	2018 vs. 2017
June 30, 2018	13 Weeks Ended	26 Weeks Ended
Net sales	(0.6)%	1.1%
Net sales, excluding fuel sales	(1.3)	0.5
Comparable store sales, adjusted for holiday impact	(0.3)	0.7
Comparable store sales, adjusted for holiday impact, excluding fuel sales	(0.7)%	0.2%

When calculating the percentage change in comparable store sales, the Company defines a new store to be comparable after it has been in operation for five full quarters.  Relocated stores and stores with expanded square footage are included in comparable store sales since these units are located in existing markets and are open during construction.  Planned store dispositions are excluded from the calculation.  The Company only includes retail food stores in the calculation.

The Company’s second quarter sales were adversely affected by holiday shifts on Easter and Fourth of July.  The 2018 Easter sales week fell on the last week of the first quarter and the slow selling week afterwards fell in the second quarter this year.  While comparatively last year, both holiday selling weeks fell in the second quarter.  Additionally, the Fourth of July fell later in the week after the second quarter ended.    Management estimates the incremental holiday sales impact was approximately $12.5 million and included it in the second quarter 2018 comparable store sales.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Net Sales (continued)

Analysis of Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.5% compared to a decrease of 1.5% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the thirteen week average price of gasoline in the Central Atlantic States increased 15.4% or $0.40 per gallon in the second quarter of 2018 compared to the same quarter in 2017.  The 2018 twenty-six week average price of gasoline for the Central Atlantic States increased 12.4% or $0.32  per gallon.

Comparable store sales for the first twenty-six weeks of 2018 remained positive compared to the same period a year ago.  This was achieved over increases of 1.9% and 1.4% for comparable store sales in 2017 versus 2016 with and without fuel, respectively.  In conjunction with its marketing initiatives the Company continues to add additional product offerings and customer conveniences such as “Weis 2 Go Online” currently offered in 81 store locations.  “Weis 2 Go Online” allows the customer to order on-line and then pick their order up at a drive-thru location at the store.  The Company continues to expand this offering.  Along with product offerings and programs, the Company experienced inflation in some of its fresh categories most notably eggs, fruits and vegetables.  Fuel sales benefited from inflation as comparable fuel sales rose 11.2% and 11.3% during the second quarter and the first half of 2018, respectively.

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

Gross profit margin increased 0.9% and 0.4% in the second quarter and the first half of 2018, respectively, compared to the same periods in 2017.  Improved price optimization and inventory management, as well as fresh department sell-through during winter weather events in the first quarter of 2018, offset increased fuel costs in transportation and LIFO charges.  In addition, the Company’s current private brand initiative to increase its brand penetration is adding to the gross profit rate.

Non-cash LIFO inventory valuation adjustments changed from income of $622 thousand in the first half of 2017, to expense of $1.4 million in the same period of 2018.  Although costs are currently stagnant, management is anticipating some annualized product cost inflation, most notably in its pharmacy department.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor increased 0.1% in the second quarter of 2018 compared to the second quarter of 2017 but decreased 0.1% in the first half of 2018 compared to the same period in 2017.  The Company continues to monitor store labor efficiencies and develop labor standards to reduce cost while maintaining the Company’s customer service expectations.  Self-insured for its associate health care benefits, the Company has experienced an increase in the volume of claims and size of claims amounting to a 0.1% increase as a percent of sales comparing both the second quarter 2018 and first half of 2018 to their respective periods in 2017.  This increase is not in trend with the past several years and the Company cannot forecast whether the increase will continue.  In addition, the Company has accrued significantly more for its annual incentive programs compared to the prior year, accounting for 0.3% between the quarters and 0.2% for the first twenty-six weeks of 2018 and 2017.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $22.7 million, or 2.6% of net sales during the second quarter of 2018 compared to $20.9 million or 2.4% of net sales during the second quarter of 2017.  During the first half of 2018 and 2017, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $46.1 million, or 2.6% of net sales and $42.1 million or 2.4% of net sales, respectively.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
June 30, 2018	(Decrease)	as a % of sales
Employee-related expenses	$6,038	0.8%
Depreciation and amortization	1,985	0.2

	26 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
June 30, 2018	(Decrease)	as a % of sales
Annually accrued incentive programs	$3,563	0.2%
Depreciation and amortization	3,569	0.2

Provision for Income Taxes

The effective income tax rate was 27.0% and 34.3% for the second quarter of 2018 and 2017, respectively.  The effective income tax rate was 27.2% and 38.4% for the first half of 2018 and 2017, respectively.  The decrease in the effective income tax rate is primarily due to the Federal statutory rate reduced from 35% to 21%.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.  On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the ”Tax Reform”).  The Tax Reform significantly impacted the Company’s effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and allowing immediate expensing of qualified assets placed into service after September 27, 2017.  Other elements of the Tax Reform have minor impacts, however the above mentioned decreased deferred income tax by $49.3 million in 2017.  The states in which the Company does business have also passed new tax laws in response to the federal Tax Reform.  The Company expects the effective income tax rate to continue to have slight variances until all state laws have been passed.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations.    If needed, the Company is able to borrow under the 2016 revolving credit agreement from Wells Fargo Bank, NA.  The Company’s revolving credit agreement has a principal amount of $100.0 million with an additional discretionary availability of $50.0 million.  As of June 30, 2018 the Company’s unused availability under the revolving credit agreement was $85.6 million with $14.4 million of letters of credit outstanding.  The revolving credit agreement matures on September 1, 2019.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities.  As of June 30, 2018, the portfolio totaled $58.7 million.  Management anticipates maintaining or increasing the investment portfolio, but has the ability to liquidate if needed.

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

The Company expects that cash generated from operations and cash available under the 2016 revolving credit agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends.  The Company has no other commitment of capital resources as of June 30, 2018, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $0.30 per share, payable on August 13, 2018  to shareholders of record on July 30, 2018.  The  Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	26 Weeks Ended
(dollars in thousands)	June 30, 2018	July 1, 2017	2018 vs. 2017
Net cash provided by (used in):
Operating activities	$84,227	$63,262	$20,965
Investing activities	(46,394)	(37,727)	(8,667)
Financing activities	(51,127)	(28,664)	(22,463)

Operating

Cash flows from operating activities increased $21.0 million in the first twenty-six weeks of 2018 compared to the first twenty-six weeks of 2017.  Higher profits including Tax Reform savings, lower inventories and lower management incentive payouts accounted for the increase in cash provided.

Investing

Property and equipment purchases during the first twenty-six weeks of 2018 totaled $46.4 million compared to $40.3 million in the first twenty-six weeks of 2017.  The current increase in capital expenditures is primarily due to two new stores, one of which has opened in Nottingham, MD early in the second quarter of 2018 and one opened in Randolph, NJ in the third quarter of 2018.  As a percentage of sales, capital expenditures including the acquisitions were 2.7% and 2.3% in the first twenty-six weeks of 2018 and 2017,  respectively.  In 2018, the Company plans to maintain or increase its marketable securities portfolio.

Financing

The Company paid dividends of $16.1 million in the first twenty-six weeks of both 2018 and 2017.  In the first twenty-six weeks of 2018 payments on the revolving credit agreement increased net cash used in financing activities by $35.0 million, effectively eliminating the outstanding balance on the revolver.  The Company continues to maintain a zero balance on the revolver.  In the first half of 2017, payments on the revolving credit agreement increased net cash used in financing activities by $12.5 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended June 30, 2018.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 30, 2017 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 30, 2017 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended June 30, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits
        Exhibit 31.1 Rule a-14(a) Certification - CEO
        Exhibit 31.2 Rule 13a-14(a) Certification - CFO
        Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	8/8/2018	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	8/8/2018	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)