Form 10-Q
period 2018-09-29
WEIS MARKETS INC
filed 2018-11-08
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

As of November 8, 2018, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	September 29, 2018	December 30, 2017
Assets
Current:
Cash and cash equivalents	$38,312	$47,917
Marketable securities	55,340	63,665
SERP investment	16,007	14,476
Accounts receivable, net	56,102	56,265
Inventories	280,897	279,509
Prepaid expenses and other current assets	21,716	19,435
Income taxes recoverable	-	2,047
Total current assets	468,374	483,314
Property and equipment, net	880,983	886,243
Goodwill	52,330	52,330
Intangible and other assets, net	22,576	19,852
Total assets	$1,424,263	$1,441,739

Liabilities
Current:
Accounts payable	$191,798	$216,252
Accrued expenses	42,290	33,403
Accrued self-insurance	15,671	17,470
Deferred revenue, net	5,249	7,217
Income taxes payable	6,590	-
Total current liabilities	261,598	274,342
Long-term debt	-	34,988
Postretirement benefit obligations	19,322	18,409
Accrued self-insurance	20,128	20,140
Deferred income taxes	90,949	87,422
Other	14,721	13,594
Total liabilities	406,718	448,895
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,158,636	1,127,872
Accumulated other comprehensive income
(Net of deferred taxes of $68 in 2018 and $2,310 in 2017)	(183)	5,880
	1,168,402	1,143,701
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,017,545	992,844
Total liabilities and shareholders’ equity	$1,424,263	$1,441,739

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands, except shares and per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$869,076	$854,261	$2,616,282	$2,583,059
Cost of sales, including advertising, warehousing and distribution expenses	636,736	634,652	1,908,740	1,900,655
Gross profit on sales	232,340	219,609	707,542	682,404
Operating, general and administrative expenses	214,798	213,415	641,124	628,242
Income from operations	17,542	6,194	66,418	54,162
Investment income and interest expense	1,096	657	668	1,893
Income before provision for income taxes	18,638	6,851	67,086	56,055
Provision for income taxes	4,431	2,402	17,594	21,295
Net income	$14,207	$4,449	$49,492	$34,760

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.30	$0.30	$0.90	$0.90
Basic and diluted earnings per share	$0.53	$0.16	$1.84	$1.29

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$14,207	$4,449	$49,492	$34,760
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $68 and $194, respectively for the thirteen Weeks Ended and $240 and $68, respectively for the thirty-nine Weeks Ended)	(175)	281	(620)	147
Reclassification adjustment for losses included in net income
(Net of deferred taxes of $0 and $2, respectively for the thirteen Weeks Ended and $15 and $2, respectively for the thirty-nine Weeks Ended)	-	3	39	3
Other comprehensive income gain (loss), net of tax	(175)	284	(581)	150
Comprehensive income, net of tax	$14,032	$4,733	$48,911	$34,910

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Quarter Ended September 29, 2018	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 31, 2016 - September 29, 2018	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2016	33,047,807	$9,949	$1,062,778	$4,852	6,149,364	$(150,857)	$926,722
Net income	—	—	34,760	—	—	—	34,760
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	150	—	—	150
Dividends paid	—	—	(24,209)	—	—	—	(24,209)
Balance at September 30, 2017	33,047,807	9,949	1,073,330	5,002	6,149,364	(150,857)	937,424

Balance at December 30, 2017	33,047,807	9,949	1,127,872	5,880	6,149,364	(150,857)	992,844
Net Income	—	—	49,492	—	—	—	49,492
Cumulative effect of accounting priciple adoption of ASU 2016-01	—	—	5,482	(5,482)			-
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(581)	—	—	(581)
Dividends paid	—	—	(24,209)	—	—	—	(24,209)
Balance at September 29, 2018	33,047,807	9,949	1,158,636	(183)	6,149,364	(150,857)	1,017,545

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(dollars in thousands)	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$49,492	$34,760
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	69,589	63,523
(Gain) loss on disposition of fixed assets	(76)	(1,036)
Loss on sale of marketable securities	54	5
Unrealized loss in value of equity securities	883	-
Deferred income taxes	3,752	8,862
Changes in operating assets and liabilities:
Inventories	(1,388)	8,613
Accounts receivable and prepaid expenses	(2,118)	10,264
Accounts payable and other liabilities	(17,172)	(27,702)
Income taxes	8,637	(123)
Other	409	(1,326)
Net cash provided by operating activities	112,062	95,840
Cash flows from investing activities:
Purchase of property and equipment	(64,504)	(65,356)
Proceeds from the sale of property and equipment	1,113	2,195
Purchase of marketable securities	(3,256)	(11,254)
Proceeds from maturities of marketable securities	4,915	7,402
Proceeds from the sale of marketable securities	4,333	7,257
Purchase of intangible assets	(3,540)	(1,414)
Change in SERP investment	(1,531)	(2,453)
Net cash used in investing activities	(62,470)	(63,623)
Cash flows from financing activities:
Payments on long-term debt	(34,988)	(12,390)
Dividends paid	(24,209)	(24,209)
Net cash used in financing activities	(59,197)	(36,599)
Net decrease in cash and cash equivalents	(9,605)	(4,382)
Cash and cash equivalents at beginning of year	47,917	46,818
Cash and cash equivalents at end of period	$38,312	$42,436

See accompanying notes to Consolidated Financial Statements.  There was $5.2 million and $12.8 million in cash paid for income taxes in the first thirty-nine weeks of 2018 and 2017, respectively.  Cash paid for interest related to long-term debt was $359 thousand and $752 thousand in the first thirty-nine weeks of 2018 and 2017, respectively.

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

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 generally requires that equity investments (excluding equity method investments) be measured at fair value with changes in fair value recognized in net income.  The adoption of ASU 2016-01 had an impact on the net income reported in the Company’s Consolidated Statements of Income in the amount of  a $0.4 million gain and $0.9 million loss for the third quarter and the first thirty-nine weeks of 2018, respectively.  The ASU was adopted as of December 31, 2017.  The cumulative effect of the adoption was made to the balance sheet as of December 31, 2017 and resulted in a reclassification of $5.5 million of related accumulated unrealized gains, net of applicable deferred income taxes, that were included in accumulated other comprehensive income to retained earnings, resulting in no impact on the Company’s shareholders’ equity.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842) and since amended by several ASUs.  ASU 2016-02 requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms more than 12 months.  ASU 2016-02 will become effective for annual periods beginning after December 15, 2018, for interim periods within those fiscal years.  The Company is currently in the process of evaluating the impact of adoption of the ASU and expects the adoption to have a significant impact on the Company’s Consolidated Balance Sheets.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The Company recognized investment income of $1.1 million in the third quarter of 2018, which included an unrealized gain in equity securities of $355 thousand. Investment income was $936 thousand in the thirty-nine weeks ended September 29, 2018, which included an unrealized loss in equity securities of $884 thousand.  Investment income was $831 thousand and $2.6 million in the thirteen and thirty-nine weeks ended September 30, 2017.

Marketable securities, as of September 29, 2018 and December 30, 2017, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 29, 2018	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,750	$-	$7,948
Level 2
Municipal bonds	47,655	151	(414)	47,392
	$48,853	$6,901	$(414)	$55,340

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 30, 2017	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$7,634	$-	$8,832
Level 2
Municipal bonds	54,278	671	(116)	54,833
	$55,476	$8,305	$(116)	$63,665

Maturities of marketable securities classified as available-for-sale at September 29, 2018, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$7,347	$7,336
Due after one year through five years	22,633	22,616
Due after five years through ten years	17,675	17,440
Equity securities	1,198	7,948
	$48,853	$55,340

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

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 30, 2017	$5,880

Amount reclassified to retained earnings for equity unrealized gain (adoption of ASU 2016-01)	(5,482)
Other comprehensive loss before reclassifications	(620)
Amounts reclassified from accumulated other comprehensive income	39
Net current period change in other comprehensive income	(6,063)
Accumulated other comprehensive income balance as of September 29, 2018	$(183)

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended September 29, 2018 and September 30, 2017.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Location	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income and interest expense	$-	$5	$54	$5
	Provision for income taxes	-	(2)	(15)	(2)
Total amount reclassified, net of tax		$-	$3	$39	$3

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the Credit Agreement).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million with an additional discretionary amount available of $50.0 million.  On October 24, 2018, the Credit Agreement was amended to reduce the available revolving credit amount from $100.0 million to $50.0 million. As of September 29, 2018, the Company did not have an outstanding amount borrowed from the available $100.0 million from the credit facility.  The loan will bear interest on the outstanding principal amount at the one-month LIBOR rate plus the applicable margin rate of 0.65% until its maturity on September 1, 2019.  The loan was used to fund the 2016 acquisitions and the Company’s working capital requirements.  The only financial covenant in the credit facility requires the Company’s trailing twelve-month EBITDA to be at least $75.0 million.  The Credit Agreement is also being utilized by the Company for $14.2 million of outstanding letters of credit as of September 29, 2018.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

Interest expense related to long-term debt was $29 thousand and $174 thousand in the thirteen weeks ended September 29, 2018 and September 30, 2017, respectively.  In the first thirty-nine weeks of 2018 and 2017 interest expense related to long-term debt totaled $269 thousand and $707 thousand, respectively.

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

The following table represents net sales by type of product for the thirteen week and thirty-nine week periods ending September 29, 2018 and September 30, 2017:

	13 Weeks Ended
(dollars in thousands)	September 29, 2018		September 30, 2017
Grocery	$743,209	85.5%	$731,741	85.7%
Pharmacy	77,568	8.9	77,998	9.1
Fuel	33,668	3.9	27,951	3.3
Manufacturing	14,631	1.7	16,571	1.9

Total net sales	$869,076	100.0%	$854,261	100.0%

	39 Weeks Ended
(dollars in thousands)	September 29, 2018		September 30, 2017
Grocery	$2,243,178	85.7%	$2,221,303	86.0%
Pharmacy	233,778	8.9	232,913	9.0
Fuel	95,751	3.7	80,231	3.1
Manufacturing	43,575	1.7	48,612	1.9

Total net sales	$2,616,282	100.0%	$2,583,059	100.0%

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Cash and Cash Equivalents and Advertising Accounting Policies

As of December 31, 2017, the Company changed its policy for cash and cash equivalents to include all credit card, debit card and electronic benefits transfer transactions that process in less than seven days in the amount of $22.7 million and $26.6 million as of September 29, 2018 and December 30, 2017, respectively.  Management deems the classification of the amounts due from third-party financial institutions to be more appropriately reported in cash and cash equivalents due to certainty and timely settlement in less than seven days.  The amounts have been reclassified from accounts receivable to cash and cash equivalents as of December 30, 2017 in the amount of $26.6 million to conform to the presentation of the Consolidated Balance Sheets as of September 29, 2018.

As of December 31, 2017, the Company changed its policy for advertising costs to expense advertising costs as incurred, net of vendor paid cooperative advertising credits, in Cost of sales, in the amount of $3.6 million and $3.2 million for the thirteen weeks and $8.0 million and $10.1 million for the thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively.  Management deems that the policy change to record net advertising costs in Cost of sales instead of Operating, general and administrative expenses better represents Cost of sales inclusive of direct product costs (net of discounts and allowances), distribution center and transportation costs, manufacturing facility operations and advertising costs that are primarily funded by vendor cooperative advertising credits and occur in the same period the product is sold.  Advertising costs net of vendor cooperative advertising credits have been reclassified to Cost of sales out of Operating, General and Administrative costs for the thirteen and thirty-nine weeks ended and September 30, 2017 in the amount of $3.2 million and $10.1 million, respectively, to conform to the presentation of the Consolidated Statement of Income for the thirteen and thirty-nine weeks ended September 29, 2018.

The tables below summarize the effect of the reclassifications of previously reported Consolidated Financial Statements for the fiscal year ended December 30, 2017 and the thirteen and thirty-nine weeks ended September 30, 2017.

	As of December 30, 2017
	As Previously
Consolidated Balance Sheets (dollars in thousands)	Reported	Reclassifications	As Adjusted
Cash and Cash Equivalent	$21,305	$26,612	$47,917
Accounts Receivable, net	82,877	(26,612)	56,265

	September 30, 2017
	13 Weeks Ended			39 Weeks Ended
Consolidated Statements of Income	As Previously			As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted	Reported	Reclassifications	As Adjusted
Cost of sales, including advertising, warehousing and distribution expenses	$631,422	$3,230	$634,652	$1,890,545	$10,110	$1,900,655
Gross profit on sales	222,839	(3,230)	219,609	692,514	(10,110)	682,404
Operating, general and administrative expenses	216,645	(3,230)	213,415	638,352	(10,110)	628,242

	39 Weeks Ended
	September 30, 2017
Consolidated Statements of Cash Flows	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Accounts receivable and prepaid expenses	$20,147	$(9,883)	$10,264
Net cash provided by operating activities	105,723	(9,883)	95,840
Net increase (decreases) in cash and cash equivalents	5,501	(9,883)	(4,382)
Cash and cash equivalents at beginning of year	14,653	32,165	46,818
Cash and cash equivalents at end of period	$20,154	$22,282	$42,436

(8) Income Taxes

The Company reflected the effects of the Tax Cuts and Jobs Act (The Act), in its 2017 financial statements.  This included the effects of the change in the US Corporate tax rate from 35% to 21% on deferred tax assets and liabilities.  The Company’s tax expense for the period ended September 29, 2018 includes the reduction in the U.S. federal tax rate from 35% to 21%, effective for the Company’s 2018 tax year.  The Company’s tax provision also reflects other changes as a result of the Act, including the impact of changes effecting the deductibility of certain executive compensation and immediate expensing of qualified assets placed into service after September 27, 2017.

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

Utilizing its own centrally located distribution center and transportation fleet, Weis Markets self distributes approximately 65% of product with the remaining being supplied by direct store vendors.  In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products primarily for the Company’s stores but serve other companies as well.  The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

In 2016, Weis Markets acquired five Mars Super Market locations in Baltimore County, MD, 38 Food Lion stores throughout Maryland, Virginia and Delaware, and a Nell's Family Market in East Berlin, PA.  The completion of these individual acquisitions expanded the Company's footprint into Virginia and Delaware, and increased its store count by 25 percent.  To date and during the third quarter of 2018, the acquired store group is providing a positive cash flow for the Company as management continues to develop the stores using its business model.  As the acquired stores assimilate, management anticipates the adverse impact of those stores on costs to lessen.  In the third quarter of 2018, the Company closed one store from the acquired store group.  Although there are no pending acquisitions, the Company continues to actively investigate acquisition opportunities as well as grow its existing store base organically.

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like Weis 2 Go Online and home delivery.  In 2018 the Company offered Weis 2 Go Online in 87 of its locations.  “Weis 2 Go Online” allows the customer to order on-line and then pick their order up at a drive-thru location at the store.   The Company began offering home delivery during the third quarter of 2018 and currently offers this convenience to customers in 172 different locations.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income
					Percentage Changes
	13 Weeks Ended		39 Weeks Ended		2018 vs. 2017	2018 vs. 2017
(dollars in thousands except per share amounts)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	13 Weeks Ended	39 Weeks Ended
Net sales	$869,076	$854,261	$2,616,282	$2,583,059	1.7%	1.3%
Cost of sales, including advertising, warehousing and distribution expenses	636,736	634,652	1,908,740	1,900,655	0.3	0.4
Gross profit on sales	232,340	219,609	707,542	682,404	5.8	3.7
Gross profit margin	26.7%	25.7%	27.0%	26.4%
Operating, general and administrative expenses	214,798	213,415	641,124	628,242	0.6	2.1
O, G & A, percent of net sales	24.7%	25.0%	24.5%	24.3%
Income from operations	17,542	6,194	66,418	54,162	183.2	22.6
Operating margin	2.0%	0.7%	2.5%	2.1%
Investment income and interest expense	1,096	657	668	1,893	66.8	(64.7)
Investment income and interest expense, percent of net sales	0.1%	0.1%	0.0%	0.1%
Income before provision for income taxes	18,638	6,851	67,086	56,055	172.0	19.7
Income before provision for income taxes, percent of net sales	2.1%	0.8%	2.6%	2.2%
Provision for income taxes	4,431	2,402	17,594	21,295	84.5	(17.4)
Effective income tax rate	23.8%	35.1%	26.2%	38.0%
Net income	$14,207	$4,449	$49,492	$34,760	219.3%	42.4%
Net income, percent of net sales	1.6%	0.5%	1.9%	1.3%
Basic and diluted earnings per share	$0.53	$0.16	$1.84	$1.29	2.9%	15.9%

Net Sales

Analysis of Sales

	Percentage Changes
	2018 vs. 2017
September 29, 2018	13 Weeks Ended	39 Weeks Ended
Net sales	1.7%	1.3%
Net sales, excluding fuel sales	1.0	0.7
Comparable store sales, adjusted for holiday impact	0.7	0.7
Comparable store sales, adjusted for holiday impact, excluding fuel sales	0.2%	0.2%

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

The Company’s third quarter sales were positively affected by a holiday shift on the Fourth of July.  The Fourth of July fell later in the week, after the third quarter began.  Management estimates that the incremental Fourth of July holiday sales impact was approximately $2.5 million and included it in the second quarter 2018 comparable store sales.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Net Sales (continued)

Analysis of Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.5% compared to a decrease of 0.9% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the thirteen week average price of gasoline in the Central Atlantic States increased 12.1% or $0.33 per gallon in the third quarter of 2018 compared to the same quarter in 2017.  The 2018 thirty-nine week average price of gasoline for the Central Atlantic States increased 12.7% or $0.33 per gallon.

Comparable store sales for the first thirty-nine weeks of 2018 remained positive compared to the same period a year ago with increases of 0.7% and 0.2%, with and without fuel, respectively.  Comparable store sales for the third quarter 2018 increased 1.0% compared to same period a year ago, and 0.7% and 0.2% adjusted for the July 4 holiday shift and fuel, respectively.  In conjunction with its marketing initiatives the Company continues to add additional product offerings and customer conveniences such as “Weis 2 Go Online” currently offered in 87 store locations.  “Weis 2 Go Online” allows the customer to order on-line and then pick their order up at a drive-thru location at the store.  The Company continues to expand this offering.  Along with product offerings and programs, the Company experienced inflation in some of its fresh categories most notably eggs, fruits and vegetables.  Fuel sales benefited from inflation as comparable fuel sales rose 15.7% and 14.7% during the third quarter and first thirty-nine weeks of 2018, respectively.

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

Gross profit margin increased 1.0% and 0.6% in the third quarter and the first thirty-nine weeks of 2018, respectively, compared to the same periods in 2017.  Improved price optimization, the Company’s current private brand initiative and inventory management were accretive to the Company’s gross profit margin for the quarter and the year. In addition, disciplined fresh department sell-through during the summer vacation season in the third quarter of 2018 compared to the same period last year yielded improved results.

Non-cash LIFO inventory valuation adjustments changed from income of $622 thousand in the first thirty-nine weeks of 2017, to a net $0 adjustment in the same period of 2018.  Product costs have remained stagnant throughout the year, and management is anticipating  minor cost inflation in its pharmacy department which will be offset by deflation in its other departments.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor remained constant in the third quarter of 2018 compared to the third quarter of 2017 and for the first thirty-nine weeks of 2018 compared to the same period in 2017.  The Company continues to monitor store labor efficiencies and develop labor standards to reduce cost while maintaining the Company’s customer service expectations.  Self-insured for its associate health care benefits, the Company has experienced a year-to-date increase in the volume of claims and size of claims amounting to a 0.1% increase as a percent of sales comparing the first thirty-nine weeks of 2018 to first thirty-nine weeks of 2017.  However, self-insured associate health care benefits remained consistent between the third quarters of 2018 and 2017, changing the trend the Company experienced in the first two quarters of the year.

Depreciation and amortization expense charged to operating, general and administrative expenses was $23.4 million, or 2.7% of net sales during the third quarter of 2018 compared to $21.4 million or 2.5% of net sales during the third quarter of 2017.  During the first thirty-nine weeks of 2018 and 2017, depreciation and amortization expense charged to operating, general and administrative expenses was $69.5 million, or 2.7% of net sales and $63.5 million or 2.5% of net sales, respectively.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)	Increase	Increase (Decrease)
September 29, 2018	(Decrease)	as a % of sales	(Decrease)	as a % of sales
Depreciation and amortization	$1,945	0.2%	$5,515	0.2%
Workers compensation self-insurance	(2,255)	(0.3)	(1,403)	(0.1)
Associate health care benefits	—	—	2,017	0.1
In-store vending programs	(998)	(0.1)	—	—

The Company continues to realize a reduction in workers compensation self-insurance expense as a result of improved associate safety programs and claim resolution efforts.

The Company has realized benefits with the addition of new company-owned coin kiosks and by promoting other in-store vending programs such as state lottery sales.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

The effective income tax rate was 23.8% and 35.1% for the third quarter of 2018 and 2017, respectively.  The effective income tax rate was 26.2% and 38.0% for the first thirty-nine weeks of 2018 and 2017, respectively.  The decrease in the effective income tax rate is primarily due to the Federal statutory rate reduced from 35% to 21%.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.  On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the ”Tax Reform”).  The Tax Reform significantly impacted the Company’s effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and allowing immediate expensing of qualified assets placed into service after September 27, 2017.  Other elements of the Tax Reform have minor impacts, however the above mentioned decreased deferred income tax by $49.3 million in 2017.  The states in which the Company does business have also passed new tax laws in response to the federal Tax Reform.  The Company expects the effective income tax rate to continue to have slight variances until all state laws have been passed.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations.  If needed, the Company is able to borrow under the 2016 revolving credit agreement from Wells Fargo Bank, NA.    On October 24, 2018, the credit agreement was amended to reduce the available revolving credit amount from $100.0 million to $50.0 million, with an additional discretionary availability of $50.0 million.  As of September 29, 2018 the Company’s unused availability under the revolving credit agreement was $85.8 million with $14.2 million of letters of credit outstanding.  The revolving credit agreement matures on September 1, 2019.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

The Company’s investment portfolio consists of marketable securities, which currently includes municipal bonds and equity securities.  As of September 29, 2018, the portfolio totaled $55.3 million.  Management anticipates maintaining or increasing the investment portfolio, but has the ability to liquidate if needed.

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

The Company expects that cash generated from operations and cash available under the 2016 revolving credit agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends.  The Company has no other commitment of capital resources as of September 29, 2018, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $0.31 per share, payable on November 26, 2018 to shareholders of record on November 9, 2018.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	39 Weeks Ended
(dollars in thousands)	September 29, 2018	September 30, 2017	2018 vs. 2017
Net cash provided by (used in):
Operating activities	$112,062	$95,840	$16,222
Investing activities	(62,470)	(63,623)	1,153
Financing activities	(59,197)	(36,599)	(22,598)

Operating

Cash flows from operating activities increased $16.2 million in the first thirty-nine weeks of 2018 compared to the first thirty-nine weeks of 2017.  Higher profits including Tax Reform savings and lower management incentive payouts accounted for the increase in cash provided.

Investing

Property and equipment purchases during the first thirty-nine weeks of 2018 totaled $64.5 million compared to $65.4 million in the first thirty-nine weeks of 2017.  In the current year the Company opened two new stores, one of which opened in Nottingham, MD early in the second quarter of 2018 and the other opened in Randolph, NJ in the third quarter of 2018.  As a percentage of sales, capital expenditures including the acquisitions were 2.5% in the first thirty-nine weeks of 2018 and 2017.  In 2018, the Company plans to maintain or increase its marketable securities portfolio.

Financing

The Company paid dividends of $24.2 million in the first thirty-nine weeks of both 2018 and 2017.  In the first thirty-nine weeks of 2018 payments on the revolving credit agreement increased net cash used in financing activities by $35.0 million, effectively eliminating the outstanding balance on the revolver.  The Company continues to maintain a zero balance on the revolver.  In the first thirty-nine of 2017, payments on the revolving credit agreement increased net cash used in financing activities by $12.4 million.

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2017 Annual Report on  Form 10-K.  There have been two changes to the Significant Accounting Policies and three new accounting standards adopted since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended September 29, 2018.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 30, 2017 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 30, 2017 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 29, 2018.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 29, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	11/8/2018	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/8/2018	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)