Form 10-K
period 2018-12-29
WEIS MARKETS INC
filed 2019-03-14
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

 [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $466,000,000 as of June 30, 2018 the last business day of the most recently completed second fiscal quarter.

Shares of common stock outstanding as of March 14, 2019 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 12, 2019 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.    Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the Company's business during fiscal 2018.  The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.”  The Weis family currently owns approximately 65% of the outstanding shares.  Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands including natural, gluten-free and organic varieties.  The Company advertises its products and promotes its brand through weekly newspaper circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications.  Printed circulars are used extensively on a weekly basis to advertise featured items.  The Company promotes by using Everyday Lower Price, Low Price Guarantee, Low, Low price and utilizes a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and fuel rewards.  The Company currently owns and operates 200 retail food stores many of which have on-line order and pick up customer service.  The Company’s operations are reported as a single reportable segment.  The majority of the Company’s revenues are generally not seasonal in nature.  However, revenues tend to be higher during the major holidays throughout the year.  Additionally, significant inclement weather systems, particularly winter storms, tend to affect sales trends.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2018,  2017 and 2016, respectively:

	2018	2017	2016
Center Store (1)	56.9%	57.2%	57.0%
Fresh (2)	30.4	30.5	30.3
Pharmacy Services	8.9	8.9	9.5
Fuel	3.6	3.2	3.0
Other	0.2	0.2	0.2
Consolidated net sales	100.0%	100.0%	100.0%

____________________

(1) Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.

(2) Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

In 2016, Weis Markets acquired five Mars Super Market locations in Baltimore County, MD, 38 Food Lion stores throughout Maryland, Virginia and Delaware, and a Nell's Family Market in East Berlin, PA.  The completion of these individual acquisitions expanded the Company's footprint into Virginia and Delaware, and increased its store count by 25 percent.  Beginning August 1, 2016, the Company converted the 44 stores to Weis Markets stores in 96 days ending in November, during which it interviewed and hired more than 2,000 associates who were previously employed at the acquired locations.  In 2018, the acquired store group is providing a positive cash flow for the Company as management continues to develop the stores using its business model. During 2018, the  Company closed two of the former Food Lion stores at the end of the committed lease term.  Although there are no pending acquisitions, the Company continues to investigate acquisition opportunities as well as grow its existing store base organically.

On March 9, 2017, the Company opened its new 65,000 square-foot prototype store next to a major competitor in Enola, PA.  Designated the “Community Market” format, the store features a brand new store layout and unique features to elevate the shopping experience including a pub, grill and ice cream parlor, featuring the Company’s own ice cream.  The store contains a Pennsylvania foods section and more than 1,900 organic and gluten-free products, along with a mix-and-match pick K-cup 12-packs section.  The Company plans to review the success of the new features and utilize them where appropriate in other stores.

At the end of 2018, Weis Markets, Inc. operated 4 stores in Delaware, 51 stores in Maryland, 6 stores in New Jersey, 9 stores in New York, 118 stores in Pennsylvania, 12 stores in Virginia and 2 stores in West Virginia, for a total of 202 retail food stores operating under the Weis Markets trade name.  In January 2019, the company closed 2 store locations, bringing the current total store count to 200.

WEIS MARKETS, INC.

Item 1.    Business: (continued)

All retail food store locations operate as conventional supermarkets.  The retail food stores range in size from 8,000 to 71,000 square feet, with an average size of approximately 48,500 square feet.  The Company’s store fleet includes a variety of sizes with a few locations in operation since the 1950’s; all stores are branded Weis Markets and provide the same basic offerings scaled to the size of each store.  The new Weis prototype averages approximately 65,000 square feet.  The following summarizes the number of stores by size categories as of year-end:

	2018	2018	2017	2017
Square feet	Number of stores	% of Total	Number of stores	% of Total
55,000 to 70,000	61	30%	60	29%
45,000 to 54,999	70	35%	70	34%
35,000 to 44,999	51	25%	53	26%
25,000 to 34,999	15	7%	17	8%
Under 25,000	5	3%	5	3%
Total	202	100%	205	100%

The Company believes that opening new stores and remodeling current stores are vital for future Company growth.  The location and appearance of its stores are important components of attracting new and retaining current customers.  On an average basis, the Company has five to eight new stores in the process of being developed and dedicates a quarter of its capital budget to new stores annually, excluding acquisitions.  Generally, another fifteen to twenty percent of the capital budget is dedicated to store remodels while the remainder is attributable to smaller in-store sales-driven projects, store maintenance and store support function expenditures.  See the “Liquidity and Capital Resources” section included in “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations” for more details regarding the Company’s capital expenditures.

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2018	2017	2016	2015	2014
Beginning store count	205	204	163	163	165
New stores (1)	2	2	44	---	1
Opened relocated stores	---	---	---	1	1
Closed stores	(5)	(1)	(3)	---	(3)
Closed relocated stores	---	---	---	(1)	(1)
Ending store count	202	205	204	163	163
Total square feet (000’s), at year-end	9,800	9,867	9,777	8,215	8,202
Additions/major remodels	3	4	9	16	8

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

The Company strives to be good stewards of the environment and makes this an important part of its overall mission.  Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and social responsibility.  The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on climate change.  The Company set a goal in 2008 to reduce its carbon footprint by 20% by the year 2020.  In 2016, the company exceeded this goal with a carbon reduction of 22%.  The Company continues to be a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems and has nine stores registered under this program.  Additional corporate sustainability goals are: reducing energy usage by 2% each year, replacing 50% of the truck fleet with fuel efficient tractors within three years and increasing recycling 5% each year.  In 2018, the Company recycled 39,000 tons of materials, representing a corporate wide recycling rate of 50%.

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

The Company maintains a corporate web site at www.weismarkets.com/investor-relations.   The Company makes available, free of charge, on the “Financial” page of the “Corporate Information” section of its web site, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material or furnishes it to the U.S. Securities and Exchange Commission (SEC) by clicking on the “SEC Information” link.

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

Disruptions or cybersecurity breaches in the Company’s information technology systems could adversely affect results.

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

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 29, 2018.  As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.  Currently, one of the Company’s five directors is a member of the Weis family.

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

Item 1b.    Unresolved Staff Comments:

There are no unresolved staff comments.

WEIS MARKETS, INC.

Item 2.    Properties:

As of December 29, 2018, the Company owned and operated 95 of its retail food stores and leased and operated 107 stores under operating leases that expire at various dates through 2033.  The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

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

WEIS MARKETS, INC.

Executive Officers of the Registrant

The following sets forth the names and ages of the Company’s executive officers as of March 14, 2019, indicating all positions held during the past five years:

Name	Age	Title

Wayne S. Bailey (a)	60	Senior Vice President of Supply Chain and Logistics
Scott F. Frost (b)	56	Senior Vice President, Chief Financial Officer and Treasurer
David W. Gose II (c)	52	Senior Vice President of Operations
Harold G. Graber (d)	63	Senior Vice President of Real Estate and Development, Secretary
Richard A. Gunn (e)	54	Senior Vice President of Merchandising and Marketing
James E. Marcil (f)	60	Senior Vice President of Human Resources
Kurt A. Schertle (g)	47	Chief Operating Officer
Jonathan H. Weis (h)	51	Chairman of the Board, President and Chief Executive Officer

(a)

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

(b)

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

(c)

David W. Gose II. Mr. Gose joined the Company in May 2014 as Senior Vice President of Operations.  Prior to joining the Company, Mr. Gose was Senior Director and Regional General Manager of Walmart Ohio, a retail store SuperCenter, from February 2010 until May 2014.  Walmart Ohio consisted of 92 stores that geographically included all stores South of Toledo, Cleveland, Akron and Youngstown.

(d)

Harold G. Graber. Mr. Graber joined the Company in October 1989 as the Director of Real Estate.  Mr. Graber, who served the Company as Vice President for Real Estate since 1996, was promoted to Senior Vice President of Real Estate and Development in February 2010.  Mr. Graber was appointed as Secretary of the Company in February 2014.

(e)

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

(h)

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

WEIS MARKETS, INC.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK).  The approximate number of shareholders, including individual participants in security position listings on March 08, 2019 was 6,291.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the cumulative total return of a Company selected group index that the Company deems  most properly represents its “Peer Group”, for the period of five years.  The Peer group is made up of four retail grocers that the Company feels most closely relate to its size and business profile, and one national grocer the Company believes to be an industry market leader.   The companies making up the Peer Group, in no particular order, are, Ingles Markets, Inc; Village Super Market, Inc.; Smart & Final Stores, Inc.; Sprouts Farmers Market, Inc. and The Kroger Company.  The graph depicts $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year in Weis Markets, Inc. common stock, S&P 500, and the Peer Group.  The cumulative total return assumes reinvestment of dividends.

Comparative Five-Year Total Returns

	2013	2014	2015	2016	2017	2018
Weis Markets, Inc.	100.00	94.96	95.17	141.18	89.59	104.11
S&P 500	100.00	113.43	112.10	121.58	145.19	134.99
Peer Group	100.00	107.65	120.99	113.48	90.50	85.34

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

Five Year Review of Operations

	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks
(dollars in thousands, except shares,	Ended	Ended	Ended	Ended	Ended
per share amounts and store information)	Dec. 29, 2018	Dec. 30, 2017	Dec. 31, 2016	Dec. 26, 2015	Dec. 27, 2014
Net sales	$3,509,270	$3,466,807	$3,136,720	$2,876,748	$2,776,683
Costs and expenses	3,425,680	3,390,382	3,038,395	2,785,969	2,695,308
Income from operations	83,590	76,425	98,325	90,779	81,375
Investment income and interest expense	(1,454)	2,598	2,457	1,552	2,287
Gain on bargain purchase	-	-	23,879	-	-
Income before provision for income taxes	82,136	79,023	124,661	92,331	83,662
Provision for income taxes	19,398	(19,391)	37,499	33,001	29,281
Net income	62,738	98,414	87,162	59,330	54,381
Retained earnings, beginning of year	1,127,872	1,062,778	1,007,894	980,842	958,739
	1,190,610	1,161,192	1,095,056	1,040,172	1,013,120
Adoption of ASC 2016-01 accounting standards	(5,481)	-	-	-	-
Other comprehensive income tax reform adjustment	-	1,042	-	-	-
Cash dividends	32,546	32,278	32,278	32,278	32,278
Retained earnings, end of year	$1,163,546	$1,127,872	$1,062,778	$1,007,894	$980,842
Weighted-average shares outstanding, diluted	26,898,443	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.21	$1.20	$1.20	$1.20	$1.20
Basic and diluted earnings per share	$2.33	$3.66	$3.24	$2.21	$2.02
Working capital	$201,909	$208,972	$207,700	$232,722	$229,595
Total assets	$1,432,011	$1,441,739	$1,431,304	$1,235,959	$1,191,119
Shareholders’ equity	$1,022,899	$992,844	$926,722	$871,747	$844,763
Number of grocery stores	202	205	204	163	163

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

Company Overview

General

Weis Markets is a conventional supermarket chain that operates 200 retail stores with over 23,000 associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia, and West Virginia.  Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price, Low Price Guarantee, Low, Low Price, and Loyalty programs.  The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third-party fuel station partners.  On January 17, 2019 the Company announced a new pricing strategy for its private brand products named Low, Low Price. The move takes the Company’s private brand products from a high, low pricing strategy to everyday low cost.

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

In 2016, Weis Markets acquired five Mars Super Market locations in Baltimore County, MD, 38 Food Lion stores throughout Maryland, Virginia and Delaware, and a Nell's Family Market in East Berlin, PA.  The completion of these individual acquisitions expanded the Company's footprint into Virginia and Delaware, and increased its store count by 25 percent.  The Food Lion acquisition resulted in a 2016 Gain on Bargain Purchase Net of Tax being recorded of $23.8 million. To date the acquired store group is providing a positive cash flow for the Company at a greater return on the fair value investment than if stores had been organically established.  As the acquired stores assimilate, management anticipates the adverse impact of these stores on Company margins to lessen.  During  2018, the Company closed two former Food Lion stores from the acquired store group.  Although there are no pending acquisitions, the Company continues to actively investigate acquisition opportunities as well as grow its existing store base organically.

The Company continues to innovate and remain relevant to industry trends and offer customer convenience by presenting programs like “Weis 2 Go Online” and home delivery.  In 2018 the Company offered Weis 2 Go Online in 89 of its locations.  Weis 2 Go Online allows the customer to order on-line and then pick up their order at a drive-thru location at the store.   The Company began offering home delivery during the third quarter of 2018 and currently offers this convenience to customers in 173 different locations.

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

•

Build and Support Human Capital – The Company believes that talent is a business differentiator and is committed to creating a sustainable competitive advantage through the selection, development and promotion of talented, highly motivated people.  The Company believes that establishing a learning culture supports its commitment to be an employer of choice and helps drive customer engagement with its associates.  Improvements in the Company’s talent management and development will help drive business impact while providing internal career opportunities.  The Company continues to grow leaders at every level throughout the organization by creating a culture of mentoring, coaching and leveraging on-the-job assignments for continued development.  The Company believes that a strong employment brand is necessary to attract and retain top talent and affects its ability to compete and execute strategic plans.  The Company will continue to assess and upgrade underlying technologies to support human capital development as a strategic imperative for future growth.

•

Become More Relevant to Consumers – Understanding the consumer is crucial to the Company’s strategic plan.  The Company will develop and cultivate a culture where it’s continually “on trend” with its consumers at the current time and where they are going next.  The Company researches and studies the wants and needs of core consumers and casual consumers.  It measures customer satisfaction and shares insights across the organization to improve communication between management and its consumers.  The Company uses consumer data to measure the value of programs offered and support consumer attraction and retention.  The Company believes that its private brand products exceed consumer expectations and will continue to focus on the value and attribute messaging to drive organic growth.

•

Create Meaningful Differentiation – The Company recognizes the need to offer a compelling reason for customers to choose them over other channels.  The Company has identified product pricing and promotion, customer shopping experience, and merchandising strategies as critical components of future success.  The Company recognizes that the core of the strategy will focus on alignment of merchandising programs that foster customer engagement supported by a shopping experience that surpasses customers’ expectations.  As part of this strategy, management is committed to offering its customers a strong combination of quality, service and value.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations

Analysis of Consolidated Statements of Income

				Percentage Changes
(dollars in thousands except per share amounts)	2018	2017	2016	2018 vs	2017 vs.
For the Fiscal Years Ended December 29, 2018, December 30, 2017 and December 31, 2016	(52 Weeks)	(52 Weeks)	(53 Weeks)	2017	2016
Net sales	$3,509,270	$3,466,807	$3,136,720	1.2%	10.5%
Cost of sales, including advertising, warehousing and distribution expenses	2,574,269	2,554,284	2,273,182	0.8	12.4
Gross profit on sales	935,001	912,523	863,538	2.5	5.7
Gross profit margin	26.6%	26.3%	27.5%
Operating, general and administrative expenses	851,411	836,098	765,213	1.8	9.3
O, G & A, percent of net sales	24.3%	24.1%	24.4%
Income from operations	83,590	76,425	98,325	9.4	(22.3)
Operating margin	2.4%	2.2%	3.1%
Investment income and interest expense	(1,454)	2,598	2,457	(156.0)	5.7
Investment income and interest expense, percent of net sales	(0.0)%	0.1%	0.1%
Gain on bargain purchase	-	-	23,879	0.0	(100.0)
Gain on bargain purchase, percent of net sales	-%	-%	0.8%
Income before provision for income taxes	82,136	79,023	124,661	3.9	(36.6)
Income before provision for income taxes, percent of net sales	2.3%	2.3%	4.0%
Provision for income taxes	19,398	(19,391)	37,499	(200.0)	(151.7)
Effective income tax rate	23.6%	(24.5)%	30.1%
Net income	$62,738	$98,414	$87,162	(36.3)%	12.9%
Net income, percent of net sales	1.8%	2.8%	2.8%
Basic and diluted earnings per share	$2.33	$3.66	$3.24	(36.3)%	13.0%

Net Sales

(dollars in thousands)
For the Fiscal Years Ended December 29, 2018,	Percentage Changes
December 30, 2017 and December 31, 2016	2018 vs 2017	2017 vs 2016
Net sales	1.2%	10.5%
Net sales, excluding fuel sales	0.8	10.4
Net sales, adjusted for the additional week in 2016	1.2	12.8
Net sales, adjusted for the additional week in 2016, excluding fuel sales	0.8	12.6
Comparable store sales, adjusted for the additional week in 2016	0.7	1.6
Comparable store sales, adjusting for the additional week in 2016, excluding fuel sales	0.3%	1.2%

____________________

(1)  The 2018 and 2017 years were comprised of 52 weeks where the 2016 year was comprised of 53 weeks.  Due to the Company’s 2016 fiscal year being comprised of 53 weeks, the first quarter of 2017 did not include a New Year holiday sales week.  Management estimates the incremental holiday sales impact was approximately $3.0 million in 2016. The $3.0 million holiday impact has been removed from the 2016 comparable sales numbers above.

When calculating the percentage change in comparable store sales, the Company defines a new store to be comparable when it has been in operation after five full quarters.  Relocated stores and stores with expanded square footage are included in comparable store sales since these units are located in existing markets and are open during construction.  Planned store dispositions are excluded from the calculation.  The Company only includes retail food stores in the calculation.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.7% in 2018 but decreased 0.2%  and 1.3% in 2017 and 2016, respectively.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the 52-week average price of gasoline in the Central Atlantic States increased 9.8%, or $0.26 per gallon, in 2018 compared to the 52-week average in 2017.  The 52-week average price of gasoline in the Central Atlantic States, according to the U.S. Department of Energy, increased 13.1%, or $0.31 per gallon, in 2017 compared to the 53-week average in 2016.

Comparable store sales increased for all years presented.  The Company was able to achieve this through targeted, tactical marketing programs in key regional markets along with its chain wide sales-driving promotional programs such as its loyalty card.  In conjunction with its marketing initiatives the Company continues to add additional product offerings and customer conveniences such as “Weis 2 Go Online” currently offered in 89 store locations.  “Weis 2 Go Online” allows the customer to order on-line and then pick their order up at a drive-thru location at the store.  The Company continues to expand this offering, as well as home delivery offered in 173 stores.  In addition to the aforementioned offerings and programs, the Company experienced inflation in some of its fresh categories, most notably eggs, fruits, and vegetables.   Fuel sales benefited from inflation as comparable fuel sales rose 10.2% during 2018.

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

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations.  Almost all the increase in cost of sales in 2018 as compares to 2017 is due to the increased sales volume in 2018.  Both direct product cost and distribution cost increase when sales volume increases.

Gross profit rate was 26.6% in 2018, 26.3% in 2017 and 27.5% in 2016.  The increase in gross profit margin in 2018 can be attributed to improved price optimization, the Company’s private brand initiative, and inventory management. The majority of the increase in profit margin occurred in the summer months, where fresh department sell-through during the summer vacation season much improved results to that of 2017.

The Company experienced non-cash LIFO inventory valuation adjustment income of $1.5 million, $1.1 million and $2.2 million for 2018, 2017, and 2016, respectively.

Although the Company experienced product cost inflation and deflation in various commodities in 2018,  2017 and 2016, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Operating, General and Administrative Expenses

The majority of the expenses were driven by increased sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 67% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor increased 0.2% in 2018 compared to 2017 and decreased 0.2% in 2017 compared to 2016.  State and local minimum wage laws continue to be a challenge for the Company however, management continues to monitor store labor efficiencies and develop labor standards to reduce costs while maintaining the Company’s customer service expectations to offset their impact.

The Company’s self-insured health care benefit expenses increased by 6.6% in 2018 compared to 2017 and increased by 4.2% in 2017 compared to 2016.  The Company saw a higher than average amount of high dollar claims in 2018.  The Company does not expect this trend to continue.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $84.4 million, or 2.4% of net sales, for 2018 compared to $77.4 million, or 2.2% of net sales, for 2017 and $69.8 million, or 2.2% of net sales, for 2016.  The increase in depreciation and amortization expense in 2018 compared to 2017 was due to the impact of opening two locations and a significant investment in stores equipment in 2018.  The increase in depreciation and amortization expense in 2017 compared to 2016 was due to the impact of opening the 44 acquisition stores in the second half of 2016.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

In 2018, the Company determined that the asset value of one store property was impaired. As a result, the Company recognized a pre-tax impairment loss of $1.5 million.  Similarly, in  2016, the Company determined that the asset value of one store property was impaired and recognized a pre-tax impairment loss of $894,000.  See Note 1(l) to the Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on the Company's impairment charges.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2018 vs. 2017		2017 vs. 2016
	Increase	Increase (Decrease)	Increase	Increase (Decrease)
(dollars in thousands)	(Decrease)	as a % of sales	(Decrease)	as a % of sales
Annually accrued incentive programs	$11,745	0.3%	$(10,813)	(0.4)%
Rent Expense			7,152	0.1

As Company incentive goals were not met in 2017, expense from annually accrued incentive programs decreased from 2016, then increased as 2018 goals were met.

The dollar amount increase in rent in 2017 is primarily driven by the acquisition of five former Mars Super Market stores, 38 former Food Lion stores and a former Nell’s Family Market store in the second half of 2016.  The Company expects the percent of sales to decrease over time as it develops the acquisition stores’ sales.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Provision for Income Taxes

The effective income tax rate was 23.6%, negative 24.5% and 30.1% in 2018, 2017 and 2016, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due nondeductible employee expenses.  On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the ”Tax Reform”).  The Tax Reform significantly impacted the Company’s effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and allowing immediate expensing of qualified assets placed into service after September 27, 2017.  Other elements of the Tax Reform have minor impacts, however the above mentioned decreased deferred income tax by $ 49.3 million.  The effective income tax rate decreased in 2016 due to the impact of the bargain purchase gain on the 38 locations being included in the overall gain calculation and not in income tax expense.  The effective tax rate excluding the bargain purchase gain was 37.2%

Liquidity and Capital Resources

The primary sources of cash are cash flows generated from operations and borrowings under the revolving credit agreement the Company entered into on September 1, 2016 with Wells Fargo Bank, NA (the “Credit Agreement”).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million with an additional discretionary amount available of $50.0 million.  On October 24, 2018, the credit agreement was amended to reduce the available revolving credit amount from $100.0 million to $50.0 million, with an additional discretionary availability of $50.0 million.  As of December 29, 2018, the availability under the revolving credit agreement was $87.1 million with $12.9 million of letters of credit outstanding.  The revolving credit agreement matures on September 1, 2019.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.  The Company does not anticipate drawing on any of them.

The Company’s investment portfolio consists of high grade municipal bonds with maturity dates between one and 10 years and large capitalized public company equity securities.  The portfolio totaled $54.3 million as of December 29, 2018.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed.  See “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more details regarding the Company’s market risk.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $81.7 million in its capital expansion program in 2019.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

Total cash dividend payments on common stock, on a per share basis, amounted to $1.21 in 2018 and $1.20 in 2017 and 2016, respectively.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (Continued)

Cash Flow Information

(dollars in thousands)
For the Fiscal Years Ended December 29, 2018,	2018	2017	2016	2018 vs.	2017 vs.
December 30, 2017 and December 31, 2016	(52 Weeks)	(52 weeks)	(53 weeks)	2017	2016
Net cash provided by (used in):
Operating activities	$148,380	$160,261	$149,076	$(11,881)	$11,185
Investing activities	(90,955)	(97,396)	(186,734)	6,441	89,338
Financing activities	(67,534)	(61,766)	32,198	(5,768)	(93,964)

Operating

Cash flows from operating activities decreased  in 2018 as compared to 2017 and increased in 2017 as compared to 2016.  The change from 2017 to 2018 primarily reflects the increase in income tax payments partially offset by accounts payable.  The change from 2016 to 2017 is due to the acquisitions. The acquisitions are summarized in Note 11 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.  In addition, in 2017 the negative impact of first quarter long-term incentive payments of $11.8 million were offset by a reduction of $17.1 million of cash paid for income taxes during the year.

Investing

Property and equipment purchases totaled $95.6 million in 2018, compared to $95.9 million in 2017 and $142.1 million in 2016.  In the second half of 2016, the Company paid $24.6 million for the purchase of five former Mars Super Market locations in the Baltimore County, MD region; $29.4 million for the purchase of 38 former Food Lion Supermarket locations throughout Virginia, Maryland and Delaware and $9.6 million for the purchase of a former Nell’s Family Market location in East Berlin, PA.   As a percentage of sales, capital expenditures, including the 2016 acquisitions, totaled 2.7% in 2018, 2.8% in 2017, and 7.0% in 2016.  In 2019, the Company plans to maintain or increase its marketable securities portfolio.

Financing

The Company paid dividends of $32.5 million in 2018 and $32.3 million 2017 and 2016.  In 2018 and 2017, payments on the revolving credit agreement increased net cash used in financing activities by $35.0 million and $29.5 million respectively.  In 2016 the revolving credit agreement increased net cash flow from financing activities by $64.5 million.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 29, 2018.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$242,284	$43,713	$75,286	$52,873	$70,412
Long-term Debt	-	-	-	-	-
Total	$242,284	$43,713	$75,286	$52,873	$70,412

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Policies and Estimates (continued)

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company was liable for associate health claims up to an annual maximum of $2.0 million per member prior to March 1, 2014 and an unlimited amount per member as of March 1, 2014.  As of March 1, 2014, the Company purchased stop loss insurance which carries a $500,000 specific deductible with a $250,000 aggregating deductible. The Company is liable for workers' compensation claims up to $2.0 million per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 29, 2018	2019	2020	2021	2022	2023	Thereafter	Total	Dec. 29, 2018
Rate sensitive assets:
Fixed interest rate securities	$5,375	$4,625	$6,540	$5,180	$5,280	$16,240	$43,240	$47,072
Average interest rate	1.66%	2.04%	2.09%	2.51%	2.57%	2.68%	2.34%

Other Relevant Market Risks

The Company’s equity securities at December 29, 2018 had a cost basis of $1,198,000 and a fair value of $7,226,000.  The dividend yield realized on these equity investments was 6.07% in 2018.  By their nature, both the fixed interest rate securities and the equity investments inherently expose the holders to market risk.  The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions.  However, the Company believes that its exposure in this area is not material.

The Company’s revolving credit agreement is exposed to interest rate fluctuations to the extent of changes in the LIBOR rate.  The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility

Item 8.    Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 29, 2018	December 30, 2017
Assets
Current:
Cash and cash equivalents	$37,808	$47,917
Marketable securities	54,298	63,665
SERP investment	14,686	14,476
Accounts receivable, net	57,285	56,265
Inventories	280,756	279,509
Prepaid expenses and other current assets	24,289	19,435
Income taxes recoverable	-	2,047
Total current assets	469,122	483,314
Property and equipment, net	887,608	886,243
Goodwill	52,330	52,330
Intangible and other assets, net	22,951	19,852
Total assets	$1,432,011	$1,441,739

Liabilities
Current:
Accounts payable	$191,099	$216,252
Accrued expenses	45,354	33,403
Accrued self-insurance	15,516	17,470
Deferred revenue, net	7,961	7,217
Income taxes payable	7,283	-
Total current liabilities	267,213	274,342
Long-term debt	-	34,988
Postretirement benefit obligations	18,110	18,409
Accrued self-insurance	17,795	20,140
Deferred income taxes	90,793	87,422
Other	15,201	13,594
Total liabilities	409,112	448,895
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,163,545	1,127,872
Accumulated other comprehensive income
(Net of deferred taxes of $110 in 2018 and $2,310 in 2017)	262	5,880
	1,173,756	1,143,701
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,022,899	992,844
Total liabilities and shareholders’ equity	$1,432,011	$1,441,739

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 29, 2018,	2018	2017	2016
December 30, 2017 and December 31, 2016	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$3,509,270	$3,466,807	$3,136,720
Cost of sales, including advertising, warehousing and distribution expenses	2,574,269	2,554,284	2,273,182
Gross profit on sales	935,001	912,523	863,538
Operating, general and administrative expenses	851,411	836,098	765,213
Income from operations	83,590	76,425	98,325
Investment income (loss) and interest expense	(1,454)	2,598	2,457
Gain on bargain purchase	-	-	23,879
Income before provision for income taxes	82,136	79,023	124,661
Provision for income taxes	19,398	(19,391)	37,499
Net income	$62,738	$98,414	$87,162

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.21	$1.20	$1.20
Basic and diluted earnings per share	$2.33	$3.66	$3.24

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)
For the Fiscal Years Ended December 29, 2018,	2018	2017	2016
December 30, 2017 and December 31, 2016	(52 weeks)	(52 weeks)	(53 weeks)
Net income	$62,738	$98,414	$87,162
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $62, $19 and $239, respectively)	(177)	(43)	348
Accumulated change in effective tax rate	-	1,042	-
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $14, $11 and $180, respectively)	40	29	(257)
Other comprehensive income (loss), net of tax	(137)	1,028	91
Comprehensive income, net of tax	$62,601	$99,442	$87,253

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 29, 2018,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 30, 2017, and December 31, 2016	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 26, 2015	33,047,807	$9,949	$1,007,894	$4,761	6,149,364	$(150,857)	$871,747
Net income	—	—	87,162	—	—	—	87,162
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	91	—	—	91
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 31, 2016	33,047,807	9,949	1,062,778	4,852	6,149,364	(150,857)	926,722
Net income	—	—	98,414	—	—	—	98,414
Cumulative effect of accounting principle adoption of ASU 2016-01	—	—	(1,042)	1,042	—	—	—
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(14)	—	—	(14)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 30, 2017	33,047,807	9,949	1,127,872	5,880	6,149,364	(150,857)	992,844
Net income	—	—	62,738	—	—	—	62,738
Cumulative effect of accounting principle adoption of ASU 2016-01	—	—	5,481	(5,481)	—	—	—
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(137)	—	—	(137)
Dividends paid	—	—	(32,546)	—	—	—	(32,546)
Balance at December 29, 2018	33,047,807	9,949	1,163,545	262	6,149,364	(150,857)	1,022,899

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2018	2017	2016
(dollars in thousands)	(52 weeks)	(52 weeks)	(53 weeks)
Cash flows from operating activities:
Net income	$62,738	$98,414	$87,162
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	93,567	85,415	76,862
(Gain) loss on disposition of fixed assets	1,274	(700)	1,353
Impairment of fixed assets	1,532	-	894
(Gain) loss on sale of marketable securities	54	40	(437)
Unrealized loss in value of investment securities	1,606	-	-
Gain on sale of intangible assets	-	-	(200)
Gain on acquisition of business	-	-	(23,879)
Deferred income taxes	3,418	(31,993)	5,703
Changes in operating assets and liabilities:
Inventories	(1,247)	(2,726)	(38,102)
Accounts receivable and prepaid expenses	(5,874)	4,045	(7,613)
Accounts payable and other liabilities	(18,583)	7,742	46,131
Income taxes	9,330	(422)	41
Other	565	446	1,161
Net cash provided by operating activities	148,380	160,261	149,076
Cash flows from investing activities:
Purchase of property and equipment	(95,696)	(95,857)	(142,144)
Proceeds from the sale of property and equipment	1,734	2,246	442
Purchase of marketable securities	(5,627)	(12,612)	(40,858)
Proceeds from maturities of marketable securities	6,550	8,442	1,335
Proceeds from the sale of marketable securities	5,834	7,272	62,566
Acquisition of business	-	-	(63,632)
Purchase of intangible assets	(3,540)	(3,565)	(2,568)
Proceeds from sale of intangible assets	-	-	200
Change in SERP investment	(210)	(3,322)	(2,075)
Net cash used in investing activities	(90,955)	(97,396)	(186,734)
Cash flows from financing activities:
Proceeds from (payments on) long-term debt	(34,988)	(29,488)	64,476
Dividends paid	(32,546)	(32,278)	(32,278)
Net cash used in financing activities	(67,534)	(61,766)	32,198
Net decrease in cash and cash equivalents	(10,109)	1,099	(5,460)
Cash and cash equivalents at beginning of year	47,917	46,818	52,278
Cash and cash equivalents at end of period	$37,808	$47,917	$46,818

See accompanying notes to Consolidated Financial Statements.  Cash paid for income taxes was $6.5 million, $13.0 million and $31.0 million in 2018, 2017 and 2016, respectively.  Cash paid for interest related to long-term debt was $383,000, $973,000 and $141,000 in 2018, 2017 and 2016, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  The Company’s operations are reported as a single reportable segment.  There was no material change in the nature of the Company's business during fiscal 2018.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December.  Fiscal 2018 was comprised of 52 Weeks, ending on December 29, 2018.  Fiscal 2017 was comprised of 52 weeks, ending on December 30, 2017.  Fiscal 2016 was comprised of 53 weeks, ending on December 31, 2016.  References to years in this Annual Report relate to fiscal years.

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

The Company considers investments with an original maturity of three months or less to be cash equivalents.  Investment amounts classified as cash equivalents as of December 29, 2018 and December 30, 2017 totaled $5.4 million and $341,000, respectively.

Consumer electronic payments accepted at the point of sale, including all credit card, debit card and electronic benefits transfer transactions that process in less than seven days are classified as cash equivalents.

(f)  Marketable Securities

Marketable securities consist of municipal bonds and equity securities.  The Company invests primarily in high-grade marketable debt securities.  The Company classifies all of its marketable securities as available-for-sale.

Available-for-sale securities are recorded at fair value as determined by quoted market price based on national markets.  Unrealized holding gains and losses, net of the related tax effect, on municipal bonds are excluded from earnings and are reported as a separate component of shareholders’ equity until realized.  Unrealized holding gains and losses on equity securities are recorded in investment income (loss) and interest expense.  A decline in the fair value below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security.  Dividend and interest income is recognized when earned.  Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

With the adoption of ASU 2016-01, equity securities are measured at fair value and the unrealized holding gains and losses are recorded in investment income (loss) and interest expense. The Company incurred a $1.6 million loss in 2018 as a result.

(g)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $2.1 million and $1.9 million as of December 29, 2018 and December 30, 2017, respectively.  The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants.  The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.

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

The Company’s intangible assets and related accumulated amortization at December 29, 2018 and December 30, 2017 consisted of the following:

		December 29, 2018			December 30, 2017
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Liquor Licenses	$14,226	$-	$14,226	$11,121	$-	$11,121
Lease Acquisitions	10,273	4,666	5,607	10,960	3,902	7,058
Customer Lists	1,597	309	1,288	1,162	175	987
Total	$26,096	$4,975	$21,121	$23,243	$4,077	$19,166

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 30 years for lease acquisitions and up to 10 years for customer lists.  Estimated amortization expense for the next five fiscal years is approximately $1,017,000 in 2019,  $979,000 in 2020,  $921,000 in 2021,  $673,000 in 2022 and $526,000 in 2023.  As of December 29, 2018, the Company’s intangible assets with indefinite lives consisted of goodwill and Pennsylvania liquor licenses.

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

In accordance with Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company recorded a pre-tax charge of $1.5 million in the fourth quarter of 2018 and $894,000 in the fourth quarter of 2016 for the impairment of long-lived assets, including equipment and leasehold improvements. The charges  were a result of management determining that the net book value of these properties was less than the recoverable value.  This charge was included as a component of "Operating, general and administrative expenses."

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

(l)  Store Closing Costs

The Company provides for closed store liabilities relating to the estimated post-closing lease liabilities and related other exit costs associated with the store closing commitments.  As of December 29, 2018, there were no closed stores with post-closing lease liability or other exit costs.  Closed store lease liabilities totaled $39,000 as of December 30, 2017.  The Company estimates the lease liabilities, net of estimated sublease income, using the undiscounted rent payments of closed stores.  Other exit costs include estimated real estate taxes, common area maintenance, insurance and utility costs to be incurred after the store closes over the remaining lease term.  Store closings are generally completed within one year after the decision to close.  Adjustments to closed store liabilities and other exit costs primarily relate to changes in sublease income and actual exit costs differing from original estimates.  Adjustments are made for changes in estimates in the period in which the changes become known.  Any excess store closing liability remaining upon settlement of the obligation is reversed to income in the period that such settlement is determined.  Store closing liabilities are reviewed quarterly to ensure that any accrued amount that is not a sufficient estimate of future costs, or that is no longer needed for its originally intended purpose, is adjusted to income in the proper period. Inventory write-downs, if any, in connection with store closings are classified in cost of sales.  Costs to transfer inventory and equipment from closed stores are expensed as incurred.

(m)  Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company was liable for associate health claims up to an annual maximum of $2.0 million per member prior to March 1, 2014 and an unlimited amount per member as of and after March 1, 2014.  As of March 1, 2014, the Company purchased stop loss insurance which carries a $500,000 specific deductible with a $250,000 aggregating deductible.  The Company is liable for workers' compensation claims up to $2.0 million per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100,000 to $1.0 million.  Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

(n)  Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in the Consolidated Financial Statements.  Refer to Note 10 to the Consolidated Financial Statements for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions.  To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense.

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

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

(q)  Cost of Sales, Including Advertising, Warehousing and Distribution Expenses

“Cost of sales, including warehousing and distribution expenses” consists of direct product costs (net of discounts and allowances), advertising (net of vendor paid cooperative advertising credits), distribution center and transportation costs, as well as manufacturing facility operations.  Advertising costs, net of vendor paid cooperative advertising credits, are expensed as incurred which are primarily funded by vendor cooperative advertising credits and occur in the same period as the product is sold.

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

Vendor allowances recorded as credits in cost of sales totaled $132.0 million in 2018, $131.1 million in 2017 and $141.6 million in 2016.  Vendor paid cooperative advertising credits totaled $19.4 million in 2018, $19.2 million in 2017 and $19.1 million in 2016.  These credits were netted against advertising costs within “Cost of Sales, including Advertising, Warehousing and Distribution expenses.”  The Company had accounts receivable due from vendors of $1.6 million and $1.0  million for earned advertising credits and $12.8 million and $13.1 million for earned promotional discounts as of December 29, 2018 and December 30, 2017, respectively.  The Company had $7.4 million and $9.8 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 29, 2018 and December 30, 2017, respectively.

(s)  Operating, General and Administrative Expenses

Business operating costs including expenses generated from administration and purchasing functions, are recorded in “Operating, general and administrative expenses” in the Consolidated Statements of Income.  Business operating costs include items such as wages, benefits, utilities, repairs and maintenance, rent, insurance, depreciation, leasehold amortization and costs for outside provided services.

(t)  Advertising Costs

The Company expenses advertising costs as incurred.  The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $30.5 million in 2018,  $31.0 million in 2017 and $26.3 million in 2016 in “Cost of Sales, including Advertising, Warehousing and Distribution Expenses.”

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

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

(v)  Current Relevant Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended by several subsequent ASU’s, which establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services.  In August 2015, the FASB issued a one-year deferral of the effective date of this new guidance resulting in it now being effective for the Company beginning in fiscal year 2018.  The Company’s assessment of the new guidance has identified customer loyalty programs and gift cards affected by the new guidance.  The Company adopted the new standard using the modified retrospective method beginning December 31, 2017. The effects related to these transactions did not materially effect the Company’s Consolidated Financial Statements.  The Company determined that adoption of the ASU did not have a significant impact on the Company’s point of sale product sales.

In January 2016, the FASB issued ASU 2016-01 Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 generally requires that equity investments (excluding equity method investments) be measured at fair value with changes in fair value recognized in net income.  The adoption of ASU 2016-01 had an impact on the net income reported in the Company’s Consolidated Statements of Income in the amount of a $1.6 million loss for the year ended December 29, 2018.  The ASU was adopted as of December 31, 2017.  The cumulative effect of the adoption was made to the balance sheet as of December 31, 2017 and resulted in a reclassification of $5.5 million of related accumulated unrealized gains, net of applicaple deferred income taxes, that were included in accumulated other comprehensive income to retained earnings, resulting on no impact on the Company’s shareholders’ equity.

In February 2016, the FASB issued ASU 2016-02 Leases (Topic 842).  ASU 2016-02 requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms more than 12 months.  ASU 2016-02 will become effective for annual periods beginning after December 15, 2018 and for interim periods within those fiscal years. During 2018, the ASU was amended to permit the election of transitional provisions, including the elimination of the requirement to restate reporting periods prior to the date of adoption.  The Company also will elect to not reassess the original conclusions reached regarding lease identification, lease classification and initial direct costs.  The Company is currently in the process of evaluating the impact of adoption of the ASU and expects the adoption to have a significant impact on the Company’s Consolidated Balance Sheets.  Based upon the current evaluation of the standard, the adoption will result in the addition of approximately $210 million of assets and liabilities to the Company’s Consolidated Balance Sheets, with no significant change to the Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows.

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

Marketable securities, as of December 29, 2018 and December 30, 2017, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 29, 2018	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,028	$-	$7,226
Level 2
Municipal bonds	46,699	426	(53)	47,072
	$47,897	$6,454	$(53)	$54,298

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 30, 2017	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$7,634	$-	$8,832
Level 2
Municipal bonds	54,278	671	(116)	54,833
	$55,476	$8,305	$(116)	$63,665

Maturities of marketable securities classified as available-for-sale at December 29, 2018, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$4,974	$4,960
Due after one year through five years	23,661	23,856
Due after five years through ten years	18,064	18,256
Equity securities	1,198	7,226
	$47,897	$54,298

WEIS MARKETS, INC.

Note 2    Marketable Securities (continued)

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods.  Participants in the plans earn a return on their deferrals based on mutual fund investments.  The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans.  Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The changes in the underlying liability to the associates are recorded in “Operating, general and administrative expenses.”

WEIS MARKETS, INC.

Note 3    Inventories

Merchandise inventories, as of December 29, 2018 and December 30, 2017, were valued as follows:

(dollars in thousands)	2018	2017
LIFO	$211,911	$221,777
Average cost	68,845	57,732
	$280,756	$279,509

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances.  If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $76,517,000 and $78,005,000 higher than as reported on the above methods as of December 29, 2018 and December 30, 2017, respectively. During 2018, the Company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4    Property and Equipment

Property and equipment, as of December 29, 2018 and December 30, 2017, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2018	2017
Land		$133,386	$129,878
Buildings and improvements	10-60	713,128	693,898
Equipment	3-12	1,069,616	1,054,986
Leasehold improvements	5-20	224,231	212,109
Total, at cost		2,140,361	2,090,871
Less accumulated depreciation and amortization		1,252,753	1,204,628
		$887,608	$886,243

WEIS MARKETS, INC.

Note 5    Lease Commitments

At December 29, 2018, the Company leased approximately 53% of its open store facilities under operating leases that expire at various dates through 2033.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus contingent rentals as a percentage of annual sales and a number of leases require the Company to pay for all or a portion of insurance, real estate taxes, water and sewer rentals, and repairs, the cost of which is charged to the related expense category rather than being accounted for as rent expense.  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Rents on operating leases, including agreements with step rents, are charged to expense on a straight-line basis over the minimum lease term.  Additionally, the Company has operating leases for certain transportation and other equipment.

Rent expense and income on all leases consisted of:

(dollars in thousands)	2018	2017	2016
Minimum annual rentals	$47,253	$46,804	$38,632
Contingent rentals	419	432	431
Lease or sublease income	(7,757)	(7,612)	(7,212)
	$39,915	$39,624	$31,851

The following is a schedule by years of future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received that have initial or remaining non-cancelable lease terms in excess of one year as of December 29, 2018.

(dollars in thousands)	Leases	Subleases
2019	$43,713	$(3,692)
2020	40,730	(3,524)
2021	34,556	(3,025)
2022	28,550	(2,453)
2023	24,323	(2,013)
Thereafter	70,412	(7,845)
	$242,284	$(22,552)

WEIS MARKETS, INC.

Note 6    Retirement Plans

The Company has a qualified retirement savings plan, the Weis Markets, Inc. Retirement Savings Plan, covering substantially all full-time associates.  The plan has a contributory component as well as a noncontributory profit-sharing component for certain associates.  The noncontributory component covers eligible associates which included certain salaried associates, store management and administrative support personnel.  The Company also has two non-qualified supplemental retirement plans covering highly compensated employees of the Company.  The Company’s policy is to fund retirement plan costs as accrued, with the exception of the deferred compensation plan.  Employer contributions to the qualified retirement plan are made at the sole discretion of the Company.

Retirement plan costs:

(dollars in thousands)	2018	2017	2016
Retirement savings plan	3,525	3,343	3,593
Deferred compensation plan	508	813	788
Supplemental executive retirement plan	(529)	2,625	1,193
	$3,504	$6,781	$5,574

The Company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy.  Currently, there are no active officers in the plan.  The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate.  The plan is unfunded and accounted for on an accrual basis.  The recorded liability at December 29, 2018 is $4,409,000, which is based on expected payments to be made over the remaining lives of the beneficiaries.  This amount is included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets.  The expected payment amounts are approximately $1,013,000 for 2019 and for the years thereafter dependent on the lives of the beneficiaries.

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates.  This plan is designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service.  This plan is unfunded and accounted for on an accrual basis.  Participants in this plan are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan once their yearly earnings exceed the IRS highly compensated threshold.  The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion.  The allocation among the various plan participants is made in both flat dollar amounts and in relationship to their compensation.  Plan participants are 100% vested in their accounts after six years of service with the Company.  Benefits are distributed among participants upon reaching the applicable retirement age.  Substantial risk of benefit forfeiture does exist for participants in this plan.  The non-qualified pharmacist deferred compensation plan was consolidated into the non-qualified supplemental executive retirement plan during 2018.  The present value of accumulated benefits amounted to $14,715,000 and $14,508,000 at December 29, 2018 and December 30, 2017, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

Note 7    Revenue Recognition

The adoption of ASU 2014-9 Revenue from Contracts with Customers (ASC 606) did not have a material impact on the Company’s Consolidated Financial Statements. The Chief Operating Officer, the Company’s chief operating decision maker, analyzed store operational revenues by geographical area but each area offers customers similar product, has similar distribution methods, and supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following table represents net sales by type of product for years ending December 29, 2018, December 30, 2017 and December 31, 2016.

	52 Weeks Ended
(dollars in thousands)	December 29, 2018		December 30, 2017		December 31, 2016
Grocery	$3,063,218	87.3%	$3,041,481	87.7%	$2,736,596	87.3%
Pharmacy	314,584	9.0	309,079	8.9	298,875	9.5
Fuel	125,993	3.6	109,467	3.2	94,907	3.0
Manufacturing	5,475	0.1	6,780	0.2	6,342	0.2

Total net sales	$3,509,270	100.0%	$3,466,807	100.0%	$3,136,720	100.0%

WEIS MARKETS, INC.

Note 8    Cash and Cash Equivalents and Advertising Accounting Policies, and Prior Year Reclassifications

As of December 31, 2017, the Company changed its policy for cash and cash equivalents to include all credit card, debit card, and electronic benefits transfer transactions that process in less than seven days in the amount of $23.6 million and $26.6 million as of December 29, 2018 and December 30, 2017, respectively.  Management deems the classification of the amounts due from third-party financial institutions to be more appropriately reported in cash and cash equivalents due to certainty and timely settlements in less than seven days.  The amounts have been reclassified from accounts receivable to cash and cash equivalents as of December 30, 2017 in the amount of $26.6 million to conform the presentation of the Consolidated Balance Sheets as of December 29, 2018.

As of December 31, 2017, the Company changed its policy for advertising costs to expense advertising costs as incurred, net of vendor paid cooperative advertising credits, in Cost of sales, in the amount of $11.1 million, $13.9 million and $8.6 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.  Management deems that the policy change to record net advertising costs in Cost of sales instead of Operating, general and administrative expenses better represents Cost of sales inclusive of direct product costs (net of discounts and allowances), distribution center and transportation costs, manufacturing facility operations and advertising costs that are primarily funded by vendor cooperative advertising credits and occur in the same period the product is sold.  Advertising costs net of vendor cooperative advertising credits have been reclassified to Cost of sales out of Operating, General and Administrative costs for the years ended December 30, 2017 and December 31, 2016 in the amount of $13.9 million and $8.6 million, respectively, to conform to the presentation of the Consolidated Statement of Income for the year ended December 29, 2018.

The tables below summarize the effect of the reclassifications of previously reported Consolidated Financial Statements for the fiscal years ended December 30, 2017 and December 31, 2016.

	As of December 30, 2017
	As Previously
Consolidated Balance Sheets (dollars in thousands)	Reported	Reclassifications	As Adjusted
Cash and cash equivalent	$21,305	$26,612	$47,917
Accounts receivable, net	82,877	(26,612)	56,265

	December 30, 2017			December 31, 2016
Consolidated Statements of Income	As Previously			As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted	Reported	Reclassifications	As Adjusted
Cost of sales, including advertising, warehousing and distribution expenses	$2,540,348	$13,936	$2,554,284	$2,264,565	$8,617	$2,273,182
Gross profit on sales	926,459	(13,936)	912,523	872,155	(8,617)	863,538
Operating, general and administrative expenses	850,034	(13,936)	836,098	773,830	(8,617)	765,213

	52 Weeks Ended
	December 30, 2017
Consolidated Statements of Cash Flows	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Accounts receivable and prepaid expenses	$9,598	$(5,553)	$4,045
Net cash provided by operating activities	165,814	(5,553)	160,261
Net increase (decreases) in cash and cash equivalents	6,652	(5,553)	1,099
Cash and cash equivalents at beginning of year	14,653	32,165	46,818
Cash and cash equivalents at end of period	$21,305	$26,612	$47,917

WEIS MARKETS, INC.

Note 8    Cash and Cash Equivalents and Advertising Accounting Policies, and Prior Year Reclassifications (continued)

	53 Weeks Ended
	December 31, 2016
Consolidated Statements of Cash Flows	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Accounts receivable and prepaid expenses	$(5,096)	$(2,517)	$(7,613)
Net cash provided by operating activities	151,593	(2,517)	149,076
Net increase (decreases) in cash and cash equivalents	(2,943)	(2,517)	(5,460)
Cash and cash equivalents at beginning of year	17,596	34,682	52,278
Cash and cash equivalents at end of period	$14,653	$32,165	$46,818

Note 9    Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 31, 2016	$4,852

Other comprehensive loss before reclassifications	(43)
Accumulated change in effective tax rate	1,042
Amounts reclassified from accumulated other comprehensive income	29
Net current period other comprehensive loss	1,028
Accumulated other comprehensive income balance as of December 30, 2017	$5,880

Amount reclassified to retained earnings for equity unrealized gain (adoption of ASU 2016-01)	(5,481)
Other comprehensive loss before reclassifications	(177)
Amounts reclassified from accumulated other comprehensive income	40
Net current period change in other comprehensive income	(5,618)
Accumulated other comprehensive income balance as of December 29, 2018	$262

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended December 29, 2018,  December 30, 2017 and December 31, 2016.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
(dollars in thousands)	Location	2018	2017	2016
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income and interest expense	$(54)	$(40)	$437
	Provision for income taxes	14	11	(180)
Total amount reclassified, net of tax		$(40)	$(29)	$257

WEIS MARKETS, INC.

Note 10    Income Taxes

The provision (benefit) for income taxes consists of:

(dollars in thousands)	2018	2017	2016
Current:
Federal	$11,385	$10,630	$25,908
State	4,594	1,972	5,888
Deferred:
Federal	6,059	(34,659)	6,020
State	(2,640)	2,666	(317)
	$19,398	$(19,391)	$37,499

The reconciliation of income taxes computed at the federal statutory rate of 21% in 2018 and 35% in 2017 and 2016 respectively.

Ending deferred tax liability has been computed at the federal statutory rate of 21% due to the Tax Reform.

(dollars in thousands)	2018	2017	2016
Income taxes at federal statutory rate	$17,249	$27,658	$43,631
State income taxes, net of federal income tax benefit	639	1,306	2,413
Deferred tax on gain on bargain purchase	-	-	(8,358)
Nondeductible employee-related expenses	768	1,828	-
2017 tax reform	657	(49,336)	-
Other	85	(847)	(187)
Provision for income taxes (effective tax rate 23.6%, (24.5)% and 30.1%, respectively)	$19,398	$(19,391)	$37,499

The effective income tax rate was 23.6%,  negative 24.5% and 30.1% in 2018, 2017, and 2016, respectively.  The effective income tax rate differs from the federal statutory rate of 21% primarily due Nondeductible employee expenses.  On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the “Tax Reform”).  The Tax Reform significantly impacted the Company’s effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and allowing immediate expensing of qualified assets placed into service after September 27, 2017.  Other elements of the Tax Reform have minor impacts, however the above mentioned decreased deferred income tax by $49.3 million during 2017.  The effective income tax rate decreased in 2016 due to the impact of the bargain purchase gain on the 38 locations being included in the overall gain calculation and not in income tax expense.  The effective tax rate excluding the bargain purchase gain was 37.2%.

Cash paid for federal income taxes was $4.5 million,  $12.0 million $27.3 million and in 2018, 2017and 2016 respectively.    Cash paid for state income taxes was $2.1 million,  $1.0 million and $3.7 million in 2018, 2017 and 2016 respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 29, 2018 and December 30, 2017, are:

(dollars in thousands)	2018	2017
Deferred tax assets:
Accounts receivable	$588	$542
Compensated absences	355	848
Employment incentives	842	388
Employee benefit plans	4,914	5,581
General liability insurance	2,702	2,991
Postretirement benefit obligations	5,272	5,365
Net operating loss carryforwards	8,030	7,745
Other	7,967	4,373
Total deferred tax assets	30,670	27,833
Deferred tax liabilities:
Inventories	(9,828)	(8,026)
Unrealized gains on marketable securities	(1,809)	(2,310)
Nondeductible accruals and other	(5,274)	(5,160)
Depreciation	(104,552)	(99,759)
Total deferred tax liabilities	(121,463)	(115,255)
Net deferred tax liability	$(90,793)	$(87,422)

WEIS MARKETS, INC.

Note 10    Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2018	2017
Unrecognized tax benefits at beginning of year	$4,691	$3,124
Increases based on tax positions related to the current year	1,714	1,567
Additions for tax positions of prior year	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Expiration of the statute of limitations for assessment of taxes	-	-
Unrecognized tax benefits at end of year	$6,405	$4,691

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1,714,000 in 2018, $1,567,000 in 2017 and $1,860,000 in 2016.

The Company or one of its subsidiaries files tax returns in the United States and various state jurisdictions.  The tax years subject to examination in the United State and in Pennsylvania, where the majority of the Company's revenues are generated, are 2015 to 2018.

The Company has net operating loss carryforwards of $101.8 million available for state income tax purposes.  The net operating losses will begin to expire starting in 2027.  The Company expects to fully utilize these net operating loss carryforwards.

Note 11    Acquisition of Business
Fiscal 2018 Acquisitions

There were no acquisitions for fiscal 2018.

Fiscal 2017 Acquisitions

There were no acquisitions for fiscal 2017.

Fiscal 2016 Acquisitions

On August 1, 2016, the Company purchased five Mars Super Market stores located in Maryland.  Weis Markets, Inc. acquired these locations and their operations in an effort to expand its presence in the Baltimore County region.  The results of operations of the former Mars Super Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The five former Mars Super Market stores contributed $91.7 million, $91.5 million and $38.0 million to sales in 2018, 2017 and 2016, respectively.  The cash purchase price paid was $24.6 million for the property, equipment, inventories, prepaid expenses and goodwill related to this purchase.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  Weis Markets, Inc. assumed two lease obligations in the acquisition of the former Mars Super Market stores and entered into two new lease agreements.  Goodwill of $13.3 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The $13.3 million of goodwill is deductible for tax purposes.  The purchase price has been allocated to the acquired assets as follows.

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

WEIS MARKETS, INC.

Note 11    Acquisition of Business (continued)
Fiscal 2016 Acquisitions (continued)

In September 2016, the Company began its acquisition of 38 former Food Lion, LLC stores.  Within eight weeks, ending in October 2016, Weis Markets acquired 21 Maryland, 13 Virginia and 4 Delaware former Food Lion, LLC stores.  The results of operations of the 38 former Food Lion, LLC stores are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The acquired locations were part of a FTC forced diversiture in the approval process of the merger of Ahold and Delhaize Group, which resulted in a below fair value purchase price consideration.  The cash purchase price paid  was  $29.4 million for the property, equipment, inventories, prepaid expenses and liabilities.  Weis Markets, Inc. assumed thirty lease obligations and ownership of eight locations.  The Company recognized a gain of $23.9 million on the purchase of the 38 former Food Lion, LLC stores.  The 38 acquired Food Lion, LLC locations contributed $346.1 million, $369.2 million and $92.5 million to sales in 2018, 2017 and 2016, respectively.

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

WEIS MARKETS, INC.

Note 11    Acquisition of Business (continued)

Fiscal 2016 Acquisitions (continued)

On October 30, 2016, Weis Markets acquired a former Nell’s Family Market store located in East Berlin, PA from C&S Wholesale Grocers.  The results of operations of the former Nell’s Family Market acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition.  The purchase price was $13.0 million , of which $3.4 million is payable over a 4 year term for the property, equipment, inventory, prepaid expenses and liabilities.  The Company accounted for this transaction as a business combination in accordance with the acquisition method.  The fair value of intangibles was determined based on the discounted cash flow model and property and equipment were determined based on external appraisals.  The former Nell’s Family Market contributed $19.7 million, $17.6 million and  $3.0 million to sales in 2018, 2017 and 2016, respectively.  Goodwill of $3.9 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies.  The $3.9 million of goodwill is deductible for tax purposes.

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

The pro forma information includes historical results of operations of the 38 former Food Lion Supermarket and 5 former Mars Super Market stores but does not include efficiencies, cost reductions, synergies or investments in lower prices for the Company’s customers expected to result from the acquisitions.  The unaudited pro forma financial information in the table below is not necessarily indicative of the results that actually would have occurred had the 38 former Food Lion Supermarket and the 5 former Mars Super Market stores been acquired at the beginning of 2016.  The Company does not have reliable information to provide additional pro forma disclosures.

(dollars in thousands)
For the Fiscal Years Ended December 29, 2018,	2018	2017	2016
December 30, 2017 and December 31, 2016	(52 weeks)	(52 weeks)	(53 weeks)
Store sales	$3,503,795	$3,460,484	$3,563,145

WEIS MARKETS, INC.

Note 12    Summary of Quarterly Results (Unaudited)

Quarterly financial data for 2018 and 2017 are as follows:

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 31, 2018	June 30, 2018	September 29, 2018	December 29, 2018
Net sales	$876,106	$871,100	$869,076	$892,988
Gross profit on sales	234,907	240,295	232,340	227,459
Net income	16,191	19,095	14,207	13,245
Basic and diluted earnings per share	$.60	$.71	$.53	$.49

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	April 1,2017	July 1, 2017	September 30, 2017	December 30, 2017
Net sales	$852,229	$876,569	$854,261	$883,748
Gross profit on sales	229,036	233,758	219,609	230,120
Net income	11,836	18,475	4,449	63,654	*
Basic and diluted earnings per share	$.44	$.69	$.16	$2.37

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

Note 14    Commitments and Contingencies

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

Note 15    Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $100.0 million with an additional discretionary amount available of $50.0 million.  On October 24, 2018, the credit agreement was amended to reduce the available revolving credit amount from $100.0 million to $50.0 million, with an additional discretionary availability of $50.0 million.  As of December 29, 2018, the availability under the revolving credit agreement was $87.1 million with $12.9 million of letters of credit outstanding.  The revolving credit agreement matures on September 1, 2019.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $288,000 and $946,000 for 2018 and 2017, respectively.

Note 16    Related Party Transactions

On January 16, 2018, the Company purchased a parcel of land from Central Properties, Inc., a company in which Jonathan H. Weis and his immediate family members had a material beneficial ownership.  Subsequent to the purchase, Central Properties, Inc. was dissolved.  The purchase price of $1.1 million was approved by the Company’s Executive Committee in accordance with Company policy and regulatory guidelines, and reviewed and approved by the Board of Directors in accordance with the Company’s Code of Business Conduct and Ethics, the Code of Ethics for CEO and CFO, the Audit Committee Charter and the Company’s Related Party Transaction policy.

Note 17    Subsequent Events

On October 16, 2018, the Company entered into a non-binding purchase agreement for property in Hamlin, PA totaling $3.9 million. This purchase was finalized on January 2, 2019.

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and its subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the 52 week periods ended December 29, 2018 and December 30, 2017 and the 53 week period ended December 31, 2016, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for the 52 week periods ended December 29, 2018 and December 30, 2017 and the 53 week period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 14, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

March 14, 2019

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Weis Markets, Inc.'s (the Company) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the 52 week periods ended December 29, 2018 and December 30, 2017 and the 53 week period ended December 31, 2016 and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index, and our report dated March 14, 2019 expressed an unqualified opinion.

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

March 14, 2019

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2018.

RSM US LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 29, 2018. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 29, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.    Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

WEIS MARKETS, INC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Executive Officers of the Registrant,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership, Section 16(a) Beneficial Ownership Reporting Compliance” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2019 are incorporated herein by reference.

Item 11.    Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2019 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2019 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2019 are incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2019 is incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules:

(a)(1)    The Company’s 2018 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

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

WEIS MARKETS, INC.

Item 15.    Exhibits, Financial Statement Schedules: (continued)

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
10-A	Retirement Savings Plan, filed as exhibit 10-A in form 10-K on March 16, 2018, and incorporated herein by reference.
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

WEIS MARKETS, INC.

Item 15(c)(3).    Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(dollars in thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Accounts		Deductions	End of
Description	of Period	Expenses	Describe		Describe (1)	Period
Fiscal Year ended December 29, 2018:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,946	$1,144	$	---	$1,000	$2,090

Fiscal Year ended December 30, 2017:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,455	$2,176	$	---	$1,685	$1,946

Fiscal Year ended December 31, 2016:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,967	$1,145	$	---	$1,657	$1,455

(1) Deductions are uncollectible accounts written off, net of recoveries.

Item 16.    Form 10-K Summary:

None.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	3/14/2019	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	3/14/2019	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(principal executive officer)

Date	3/14/2019	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date	3/14/2019	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development
and Secretary
and Director

Date	3/14/2019	/S/Dennis G. Hatchell
Dennis G. Hatchell
Director

Date	3/14/2019	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date	3/14/2019	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date	3/14/2019	/S/Jeanette R. Rogers
Jeanette R. Rogers
Vice President, Corporate Controller
(principal accounting officer)