Form 10-Q
period 2019-03-30
WEIS MARKETS INC
filed 2019-05-09
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

Securities registered pursuant to section 12(b) of the act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock, no par value	WMK	New York Stock Exchange

As of May 9, 2019, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	March 30, 2019	December 29, 2018
Assets
Current:
Cash and cash equivalents	$31,787	$37,808
Marketable securities	59,064	54,298
SERP investment	17,401	14,686
Accounts receivable, net	47,951	57,285
Inventories	280,618	280,756
Prepaid expenses and other current assets	23,729	24,289
Total current assets	460,550	469,122
Property and equipment, net	883,270	887,608
Operating lease right-to-use	193,834	-
Goodwill	52,330	52,330
Intangible and other assets, net	17,817	22,951
Total assets	$1,607,801	$1,432,011

Liabilities
Current:
Accounts payable	$177,453	$191,099
Accrued expenses	28,091	45,354
Operating leases	37,480	-
Accrued self-insurance	15,406	15,516
Deferred revenue, net	5,898	7,961
Income taxes payable	12,836	7,283
Total current liabilities	277,164	267,213
Postretirement benefit obligations	19,983	18,110
Accrued self-insurance	17,791	17,795
Operating leases	165,357	-
Deferred income taxes	90,022	90,793
Other	7,999	15,201
Total liabilities	578,316	409,112
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,169,510	1,163,545
Accumulated other comprehensive income
(Net of deferred taxes of $353 in 2019 and $110 in 2018)	883	262
	1,180,342	1,173,756
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,029,485	1,022,899
Total liabilities and shareholders’ equity	$1,607,801	$1,432,011

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands, except shares and per share amounts)	March 30, 2019	March 31, 2018
Net sales	$876,718	$876,106
Cost of sales, including advertising, warehousing and distribution expenses	647,166	641,199
Gross profit on sales	229,552	234,907
Operating, general and administrative expenses	213,573	212,068
Income from operations	15,979	22,839
Investment income and interest expense	2,895	(532)
Income before provision for income taxes	18,874	22,307
Provision for income taxes	4,570	6,116
Net income	$14,304	$16,191

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.31	$0.30
Basic and diluted earnings per share	$0.53	$0.60

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 30, 2019	March 31, 2018
Net income	$14,304	$16,191
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $243 and ($158), respectively for the thirteen Weeks Ended)	621	(403)
Reclassification adjustment for losses included in net income
(Net of deferred taxes of $0 and $15, respectively for the thirteen Weeks Ended)	-	39
Other comprehensive income gain (loss), net of tax	621	(364)
Comprehensive income, net of tax	$14,925	$15,827

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(dollars in thousands, except shares)				Other			Total
For Fiscal Quarters Ended March 30, 2019 and	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
March 31, 2018	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 30, 2017	33,047,807	$9,949	$1,127,872	$5,880	6,149,364	(150,857)	$992,844
Net income	—	—	16,191	—	—	—	16,191
Cumulative effect of accounting principle adoption of ASU 2016-01	—	—	5,481	(5,481)	—	—	—
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(365)	—	—	(365)
Dividends paid	—	—	(8,068)	—	—	—	(8,068)
Balance at March 31, 2018	33,047,807	9,949	1,141,474	34	6,149,364	(150,857)	1,000,600

Balance at December 29, 2018	33,047,807	9,949	1,163,545	262	6,149,364	(150,857)	1,022,899
Net Income	—	—	14,304	—	—	—	14,304
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	621	—	—	621
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at March 30, 2019	33,047,807	9,949	1,169,510	883	6,149,364	(150,857)	1,029,485

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$14,304	$16,191
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	23,125	22,763
(Gain) loss on disposition of fixed assets	608	30
Loss on sale of marketable securities	-	54
Unrealized (gain) loss in value of equity securities	(625)	780
Deferred income taxes	(1,014)	(905)
Changes in operating assets and liabilities:
Inventories	138	12,444
Accounts receivable and prepaid expenses	9,894	7,627
Accounts payable and other liabilities	(18,912)	(15,616)
Income taxes	5,553	7,021
Other	588	398
Net cash provided by operating activities	33,659	50,787
Cash flows from investing activities:
Purchase of property and equipment	(24,444)	(21,844)
Proceeds from the sale of property and equipment	84	8
Purchase of marketable securities	(3,960)	(586)
Proceeds from maturities of marketable securities	235	1,000
Proceeds from the sale of marketable securities	-	512
Purchase of intangible assets	(540)	(1,500)
Change in SERP investment	(2,716)	(933)
Net cash used in investing activities	(31,341)	(23,343)
Cash flows from financing activities:
Payments on long-term debt	-	(17,076)
Dividends paid	(8,339)	(8,070)
Net cash used in financing activities	(8,339)	(25,146)
Net increase (decrease) in cash and cash equivalents	(6,021)	2,298
Cash and cash equivalents at beginning of year	37,808	47,917
Cash and cash equivalents at end of period	$31,787	$50,215

See accompanying notes to Consolidated Financial Statements.  In the first thirteen weeks of 2019, there was $51 thousand cash paid for income taxes compared to no cash paid for income taxes in the first thirteen weeks of 2018.  Cash paid for interest related to long-term debt was $36 thousand and $180 thousand in the first thirteen weeks of 2019 and 2018, respectively.

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

(2) Current Relevant Accounting Standards

The Company adopted ASU 2016-02 Leases (Topic 842) effective December 30, 2018. The ASU requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms more than 12 months. During 2018, the ASU was amended to permit the election of transitional provisions, including the elimination of the requirement to restate reporting periods prior to the date of adoption.  The Company has adopted the standard using transitional provisions and has elected practical expedients to not reassess the original conclusions reached regarding lease identification, lease classification and initial direct costs. The adoption had a significant impact on the Company’s Consolidated Balance Sheets, resulting in $202 million and $211 million of the operating lease right-to-use assets and lease liabilities, respectively.  There are no significant changes to the Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows.  See Note 7 for additional disclosures on the adoption.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The Company recognized investment income of $2.9 million in the first quarter of 2019, which included an unrealized gain in equity securities of $625 thousand.  Investment loss of $365 thousand was recognized in the first quarter of 2018, which included a $780 thousand unrealized loss in equity securities.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Marketable Securities (continued)

Marketable securities, as of March 30, 2019 and December 29, 2018, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 30, 2019	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,653	$-	$7,851
Level 2
Municipal bonds	49,976	1,247	(10)	51,213
	$51,174	$7,900	$(10)	$59,064

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 29, 2018	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities	$1,198	$6,028	$-	$7,226
Level 2
Municipal bonds	46,699	426	(53)	47,072
	$47,897	$6,454	$(53)	$54,298

Maturities of marketable securities classified as available-for-sale at March 30, 2019, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$6,485	$6,492
Due after one year through five years	22,342	22,756
Due after five years through ten years	20,151	20,963
Due after ten years	998	1,002
Equity securities	1,198	7,851
	$51,174	$59,064

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

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 29, 2018	$262

Other comprehensive income before reclassifications	621
Amounts reclassified from accumulated other comprehensive income	-
Net current period change in other comprehensive income	621
Accumulated other comprehensive income balance as of March 30, 2019	$883

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended March 30, 2019 and March 31, 2018.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended
(dollars in thousands)	Location	March 30, 2019	March 31, 2018
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income and interest expense	$-	$54
	Provision for income taxes	-	(15)
Total amount reclassified, net of tax		$-	$39

(5) Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $50.0 million with an additional discretionary amount available of $50.0 million.  As of March 30, 2019, the availability under the revolving credit agreement was $88.6 million, net of $11.4 million letters of credit.  The revolving credit agreement matures on September 1, 2019.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $18 thousand and $167 thousand in the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzes store operational revenues by geographical area but each area offers customers similar product, has similar distribution methods, and is supported by centralized management processes.  The Company’s operations are reported as a single reportable segment.

The following table represents net sales by type of product for the thirteen-week period ending March 30, 2019 and March 31, 2018:

	13 Weeks Ended
(dollars in thousands)	March 30, 2019		March 31, 2018
Grocery	$766,901	87.5%	$768,019	87.7%
Pharmacy	81,781	9.3	77,940	8.9
Fuel	26,465	3.0	28,645	3.3
Manufacturing	1,571	0.2	1,502	0.1

Total net sales	$876,718	100.0%	$876,106	100.0%

(7) Leases

The adoption of ASU 2016-02 Leases (Topic 842) had a significant impact on the Company’s Consolidated Balance Sheets, resulting in operating lease right-to-use assets of $202 million and lease liabilities of $211 million.  The difference between the operating lease right-to-use assets and lease liabilities represents prepaid and accrued rents, unfavorable lease obligations, favorable lease assets and deferred tenant allowances associated with operating leases as of December 30, 2018 and reclassified against the operating lease right-to-use asset upon adoption.

As of December 30, 2018, the Company leased approximately 53% of its open store facilities under operating leases that expire at various dates through 2033, with the remaining store facilities being owned.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation.  These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.”  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen weeks ended March 30, 2019.

(dollars in thousands)	March 30, 2019
Operating lease cost	11,641
Variable lease cost	2,643
Lease or sublease income	(1,874)
Net lease cost	$12,410

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Leases (continued)

The following is a schedule by years of the future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received as of March 30, 2019, inclusive of 12 months from March 31st.

(dollars in thousands)	Leases	Subleases
2019	$45,743	(3,730)
2020	42,450	(3,470)
2021	35,259	(2,918)
2022	28,431	(2,465)
2023	24,601	(1,950)
Thereafter	69,582	(7,785)
Total Lease Payments	$246,066	(22,318)
Less: Interest	43,229	-
Present value of lease liabilities	202,837	(22,318)

The following is a schedule of weighted-average remaining lease terms and weighted-average discount rates as of March 30, 2019 and December 30, 2018.

Lease Term and Discount Rate	March 30, 2019	December 30, 2018
Weighted-average remaining lease term	4.45	4.69
Weighted-average discount rate	4.04%	3.84%

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2018, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Company Summary

Weis Markets is a conventional supermarket chain that operates 200 retail stores with nearly 23,000 associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia.  Its products include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price, Low Price Guarantee, and Loyalty programs.  The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third-party fuel station partners.  On January 17, 2019 the Company announced a new pricing strategy for its private brand products named Low, Low Price. The move takes the Company’s private brand products from a high, low pricing strategy to everyday low cost.

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

In 2016, Weis Markets acquired five Mars Super Market locations in Baltimore County, MD, 38 Food Lion stores throughout Maryland, Virginia and Delaware, and a Nell's Family Market in East Berlin, PA.  The completion of these individual acquisitions expanded the Company's footprint into Virginia and Delaware, and increased its store count by 25 percent.  To date the acquired store group is providing a positive cash flow for the Company at a greater return on the fair value investment than if stores had been organically established.  As the acquired stores assimilate, management anticipates the adverse impact of these stores on Company margins to lessen.  In the first quarter of 2019, the Company closed two stores from the acquired store group.  Although there are no pending acquisitions, the Company continues to actively investigate acquisition opportunities as well as grow its existing store base organically.

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” and home delivery.  In the first thirteen weeks of 2019, the Company offered Weis 2 Go Online in 131 of its locations, adding 42 stores since the end of 2018.  Weis 2 Go Online allows the customer to order on-line and then pick up their order at a drive-thru location at the store.  During the third quarter of 2018 the Company began offering home delivery, and currently offers this convenience to customers in 174 different locations.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income
			Percentage Changes
	13 Weeks Ended		2019 vs. 2018
(dollars in thousands except per share amounts)	March 30, 2019	March 31, 2018	13 Weeks Ended
Net sales	$876,718	$876,106	0.1%
Cost of sales, including advertising, warehousing and distribution expenses	647,166	641,199	0.9
Gross profit on sales	229,552	234,907	(2.3)
Gross profit margin	26.2%	26.8%
Operating, general and administrative expenses	213,573	212,068	0.7
O, G & A, percent of net sales	24.4%	24.2%
Income from operations	15,979	22,839	(30.0)
Operating margin	1.8%	2.6%
Investment income and interest expense	2,895	(532)	(644.2)
Investment income and interest expense, percent of net sales	0.3%	(0.1)%
Income before provision for income taxes	18,874	22,307	(15.4)
Income before provision for income taxes, percent of net sales	2.2%	2.5%
Provision for income taxes	4,570	6,116	(25.3)
Effective income tax rate	24.2%	27.4%
Net income	$14,304	$16,191	(11.7)%
Net income, percent of net sales	1.6%	1.8%
Basic and diluted earnings per share	$0.53	$0.60	(11.7)%

Net Sales

Analysis of Sales

Percentage Changes
2019 vs. 2018
March 30, 2019	13 Weeks Ended
Net sales	0.1%
Net sales, excluding fuel sales	0.3
Comparable store sales, adjusted for holiday impact	1.4
Comparable store sales, adjusted for holiday impact, excluding fuel sales	1.8%

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

The Company’s 2018 first quarter sales benefited from the Easter holiday shift, since the Easter sales week fell on the last week of last year’s first quarter and the slow selling week afterwards fell in the second quarter last year.  This year both weeks will fall in the second quarter.  Management estimates the incremental holiday sales impact for comparative purposes was approximately $9.7 million and has excluded it from the 2018 comparable store sales total.  The shift will adversely affect the second quarter 2019 comparisons to 2018 by the same amount.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Net Sales (continued)

Analysis of Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased  1.5% compared to 0.3% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the thirteen-week average price of gasoline in the Central Atlantic States decreased 10.7% or $0.29 per gallon in the first quarter of 2019 compared to the same quarter in 2018.

Comparable store sales for the first thirteen weeks of 2019 remained positive compared to the same period a year ago, adjusted for the holiday week with increases of 1.4% and 1.8%, with and without fuel, respectively.  Customer acceptance of the new Low, Low Price private brand program and an increased number of winter weather events augmented sales in the first quarter of 2019, as well as additional product offerings and customer conveniences such as “Weis 2 Go Online” currently offered in 131 store locations.  “Weis 2 Go Online” allows the customer to order on-line and then pick their order up at a drive-thru location at the store.

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

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations.  Increased sales volume, along with the move to Low, Low Price, resulted in an increase in cost of sales.  Both direct product cost and distribution cost increase when sales volume increases.

Gross profit margin decreased 0.6%  in the first quarter of 2019 compared to the same period in 2018.  Declining retails and costs in fuel, fruits, vegetables and eggs had a negative impact on gross profit rates, while pharmacy gross profits are being pressured by recent changes in industry practices.  While the various commodities’ retails and costs are cyclical in nature, the Company cannot predict whether the pharmacy industry practices will change favorably.

Non-cash LIFO inventory valuation adjustments was an expense of $200 thousand in the first thirteen weeks of 2019, compared to an expense of $750 thousand in 2018.  The Company anticipates product costs to remain stagnant.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 67% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor increased 0.1% in the first thirteen weeks of 2019 when compared to the same period in 2018.  The Company continues to monitor store labor efficiencies and develop labor standards to reduce cost while maintaining the Company’s customer service expectations.  Self-insured for its associate health care benefits, the Company has experienced a year-to-date increase in the volume of claims and size of claims amounting to a 0.1% increase as a percent of sales comparing the first quarter of 2019 to the first quarter of 2018.

Depreciation and amortization expense charged to operating, general and administrative expenses was $21.0 million, or 2.4% of net sales during the first quarter of 2019 compared to $20.1 million, or 2.4% of net sales during the first quarter of 2018.  The increase in depreciation and amortization expense was the result of additional capital expenditures as the Company implements its capital expansion program.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
March 30, 2019	(Decrease)	as a % of sales
Supplemental executive retirement plan expense	$1,750	0.2%
Associate health care benefits	1,129	0.1
Utilities expense	(1,381)	(0.2)

The Company recorded gains in investment income after income from operations due to the SERP retirement plan market gains in the first quarter of 2019 that have a corresponding expense recorded in “Operating, general and administrative expenses.”

The Company is realizing benefits from its investments in more efficient LED lighting and energy systems in its stores. These efficiencies have reduced utilities expense.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

The effective income tax rate was 24.2% and 27.4% for the first quarter of 2019 and 2018, respectively.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences and discrete items.

Liquidity and Capital Resources

The primary sources of cash are cash flows generated from operations and borrowings under the revolving credit agreement the Company entered into on September 1, 2016 with Wells Fargo Bank, NA (the “Credit Agreement”).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $50.0 million with an additional discretionary amount available of $50.0 million.  As of March 30, 2019, the availability under the revolving credit agreement was $88.6 million with $11.4 million of letters of credit outstanding.  The revolving credit agreement matures on September 1, 2019.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high grade municipal bonds with maturity dates between one and 10 years and large capitalized public company equity securities.  The portfolio totaled $59.1 million as of March 30, 2019.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $86 million in its capital expansion program in 2019.

The Company expects that cash generated from operations and cash available under the 2016 revolving credit agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends.  The Company has no other commitment of capital resources as of March 30, 2019, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $0.31 per share, payable on May 20, 2019 to shareholders of record on May 6, 2019.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	13 Weeks Ended
(dollars in thousands)	March 30, 2019	March 31, 2018	2019 vs. 2018
Net cash provided by (used in):
Operating activities	$33,659	$50,787	$(17,128)
Investing activities	(31,341)	(23,343)	(7,998)
Financing activities	(8,339)	(25,146)	16,807

Operating

Cash flows from operating activities decreased $17.1 million in the first thirteen weeks of 2019 compared to the first thirteen weeks of 2018.  The decrease in cash from Operating activities is attributable to a $9.1 million first quarter payment increase in associate incentives and decreases in accounts payable.

Investing

Property and equipment purchases during the first thirteen weeks of 2019 totaled $24.4 million compared to $21.8 million in the first thirteen weeks of 2018.   As a percentage of sales, capital expenditures were 2.8% in the first thirteen weeks of 2019 compared to 2.5% in the first thirteen weeks of 2018.  In 2019, the Company plans to maintain or increase its marketable securities portfolio.

Financing

The Company paid dividends of $8.3 million in the first thirteen weeks of 2019 and $8.1 million in the first thirteen weeks of 2018.  The Company has not had an obligation on the Credit Agreement since the second quarter of 2018. As such, the Company had no payments on long-term debt in the first thirteen weeks of 2019 compared to $17.1 million paid in the first thirteen weeks of 2018.

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2018 Annual Report on  Form 10-K.  There have been no changes to the Significant Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 29, 2018, except for the adoption of ASU 2016-02, Leases (Topic 842) as discussed in Notes 2 and 7 of the Notes to the Consolidated Financial Statements.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended March 30, 2019.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 29, 2018 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 29, 2018 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 30, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company implemented additional internal controls to ensure proper assessment and accounting for the impact of the new accounting standard relating to leases on the financial statements, which became effective on December 30, 2018.

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

WEIS MARKETS, INC.
(Registrant)

Date:	5/9/2019	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	5/9/2019	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)