Form 10-Q
period 2019-06-29
WEIS MARKETS INC
filed 2019-08-06
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
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

As of August 6, 2019, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	June 29, 2019	December 29, 2018
Assets
Current:
Cash and cash equivalents	$51,646	$37,808
Marketable securities	57,376	54,298
SERP investment	18,162	14,686
Accounts receivable, net	54,373	57,285
Inventories	266,343	280,756
Prepaid expenses and other current assets	16,439	24,289
Total current assets	464,339	469,122
Property and equipment, net	877,212	887,608
Operating lease right-to-use	189,953	-
Goodwill	52,330	52,330
Intangible and other assets, net	18,079	22,951
Total assets	$1,601,913	$1,432,011

Liabilities
Current:
Accounts payable	$168,070	$191,099
Accrued expenses	24,880	45,354
Operating leases	37,624	-
Accrued self-insurance	15,005	15,516
Deferred revenue, net	5,783	7,961
Income taxes payable	9,430	7,283
Total current liabilities	260,792	267,213
Postretirement benefit obligations	20,973	18,110
Accrued self-insurance	17,787	17,795
Operating leases	161,387	-
Deferred income taxes	90,735	90,793
Other	8,163	15,201
Total liabilities	559,837	409,112
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,181,647	1,163,545
Accumulated other comprehensive income
(Net of deferred taxes of $533 in 2019 and $110 in 2018)	1,337	262
	1,192,933	1,173,756
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,042,076	1,022,899
Total liabilities and shareholders’ equity	$1,601,913	$1,432,011

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands, except shares and per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$887,967	$871,100	$1,764,686	$1,747,206
Cost of sales, including advertising, warehousing and distribution expenses	651,297	630,805	1,298,463	1,272,004
Gross profit on sales	236,670	240,295	466,223	475,202
Operating, general and administrative expenses	210,801	214,258	424,375	426,326
Income from operations	25,869	26,037	41,848	48,876
Investment income and interest expense	1,079	105	3,975	(427)
Income before provision for income taxes	26,948	26,142	45,823	48,449
Provision for income taxes	6,473	7,047	11,043	13,163
Net income	$20,475	$19,095	$34,780	$35,286

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.31	$0.30	$0.62	$0.60
Basic and diluted earnings per share	$0.76	$0.71	$1.29	$1.31

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$20,475	$19,095	$34,780	$35,286
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $(179) and $14, respectively for the thirteen Weeks Ended and $(423) and $172, respectively for the twenty-six Weeks Ended)	454	(42)	1,075	(445)
Reclassification adjustment for losses included in net income
(Net of deferred taxes of $0 and $15, respectively for the twenty-six Weeks Ended)	-	-	-	39
Other comprehensive income gain (loss), net of tax	454	(42)	1,075	(406)
Comprehensive income, net of tax	$20,929	$19,053	$35,855	$34,880

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(dollars in thousands, except shares)				Other			Total
For Thirteen Weeks Ended June 29, 2019	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
and June 30, 2018	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at March 30, 2019	33,047,807	$9,949	$1,169,510	$883	6,149,364	$(150,857)	$1,029,485
Net income	—	—	20,475	—	—	—	20,475
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	454	—	—	454
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at June 29, 2019	33,047,807	$9,949	$1,181,647	$1,337	6,149,364	$(150,857)	$1,042,076

Balance at March 31, 2018	33,047,807	$9,949	$1,141,474	$34	6,149,364	$(150,857)	$1,000,600
Net Income	—	—	19,095	—	—	—	19,095
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	(42)	—	—	(42)
Dividends paid	—	—	(8,069)	—	—	—	(8,069)
Balance at June 30, 2018	33,047,807	$9,949	$1,152,499	$(8)	6,149,364	$(150,857)	$1,011,583

				Accumulated
(dollars in thousands, except shares)				Other			Total
For Twenty-Six Weeks Ended June 29, 2019	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
and June 30, 2018	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 29, 2018	33,047,807	$9,949	$1,163,545	$262	6,149,364	$(150,857)	$1,022,899
Net income	—	—	34,780	—	—	—	34,780
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	1,075	—	—	1,075
Dividends paid	—	—	(16,677)	—	—	—	(16,677)
Balance at June 29, 2019	33,047,807	$9,949	$1,181,647	$1,337	6,149,364	$(150,857)	$1,042,076

Balance at December 30, 2017	33,047,807	$9,949	$1,127,872	$5,880	6,149,364	$(150,857)	$992,844
Net Income	—	—	35,286	—	—	—	35,286
Cumulative effect of accounting principle adoption of ASU 2016-01	—	—	5,481	(5,481)	—	—	—
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	(406)	—	—	(406)
Dividends paid	—	—	(16,139)	—	—	—	(16,139)
Balance at June 30, 2018	33,047,807	$9,949	$1,152,499	$(8)	6,149,364	$(150,857)	$1,011,583

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(dollars in thousands)	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$34,780	$35,286
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	46,324	46,137
Loss on disposition of fixed assets	806	157
Loss on sale of marketable securities	-	54
Unrealized (gain) loss in value of equity securities	(848)	1,238
Deferred income taxes	(482)	1,379
Changes in operating assets and liabilities:
Inventories	14,413	6,093
Accounts receivable and prepaid expenses	10,762	5,436
Accounts payable and other liabilities	(29,423)	(20,538)
Income taxes	2,147	8,429
Other	487	556
Net cash provided by operating activities	78,966	84,227
Cash flows from investing activities:
Purchase of property and equipment	(44,335)	(46,367)
Proceeds from the sale of property and equipment	1,320	321
Purchase of marketable securities	(4,205)	(586)
Proceeds from maturities of marketable securities	2,785	2,800
Proceeds from the sale of marketable securities	-	514
Purchase of intangible assets	(540)	(1,662)
Change in SERP investment	(3,476)	(1,414)
Net cash used in investing activities	(48,451)	(46,394)
Cash flows from financing activities:
Payments on long-term debt	-	(34,988)
Dividends paid	(16,677)	(16,139)
Net cash used in financing activities	(16,677)	(51,127)
Net increase (decrease) in cash and cash equivalents	13,838	(13,294)
Cash and cash equivalents at beginning of year	37,808	47,917
Cash and cash equivalents at end of period	$51,646	$34,623

See accompanying notes to Consolidated Financial Statements.  In the first twenty-six weeks of 2019, there was $9.4 million cash paid for income taxes compared to $3.4 million in 2018 for the same period.  Cash paid for interest related to long-term debt was $49 thousand and $318 thousand in the first twenty-six weeks of 2019 and 2018, respectively.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The Company recognized investment income of $1.1 million in the second quarter of 2019, which included an unrealized gain in equity securities of $223 thousand. In the twenty-six weeks ending June 29, 2019, the Company recognized investment income of $4 million, which included unrealized gains in equity securities of $848 thousand.  Investment income of $178 thousand and investment loss of $187 thousand were recognized in the second quarter of 2018 and twenty-six weeks ended June 30, 2018, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Marketable Securities (continued)

Marketable securities, as of June 29, 2019 and December 29, 2018, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 29, 2019	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$8,074
Level 2
Municipal bonds	$47,433	$1,874	$(3)	49,304
	$47,433	$1,874	$(3)	$57,376

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 29, 2018	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,226
Level 2
Municipal bonds	$46,699	$426	$(53)	47,072
	$46,699	$426	$(53)	$54,298

Maturities of marketable securities classified as available-for-sale at June 29, 2019, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$3,899	$3,907
Due after one year through five years	23,677	24,288
Due after five years through ten years	18,857	20,104
Due after ten years	1,000	1,005
	$47,433	$49,304

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

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 29, 2018	$262

Other comprehensive income before reclassifications	1,075
Amounts reclassified from accumulated other comprehensive income	-
Net current period change in other comprehensive income	1,075
Accumulated other comprehensive income balance as of June 29, 2019	$1,337

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended June 29, 2019 and June 30, 2018.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	Location	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income and interest expense	$-	$-	$-	$54
	Provision for income taxes	-	-	-	(15)
Total amount reclassified, net of tax		$-	$-	$-	$39

(5) Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $50.0 million with an additional discretionary amount available of $50.0 million.  As of June 29, 2019, the availability under the revolving credit agreement was $88.5 million, net of $11.5 million letters of credit.  The revolving credit agreement matures on September 1, 2019.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $14 thousand and $73 thousand in the thirteen weeks ended June 29, 2019 and June 30, 2018, respectively.  In the first half of 2019 and 2018, interest expense related to long-term debt totaled $33 thousand and $240 thousand, respectively.

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

The following table represents net sales by type of product for the thirteen and twenty-six week periods ending June 29, 2019 and June 30, 2018:

	13 Weeks Ended
(dollars in thousands)	June 29, 2019		June 30, 2018
Grocery	$767,886	86.6%	$757,894	87.0%
Pharmacy	84,682	9.5	78,271	9.0
Fuel	33,271	3.7	33,439	3.8
Manufacturing	2,128	0.2	1,496	0.2

Total net sales	$887,967	100.0%	$871,100	100.0%

	26 Weeks Ended
(dollars in thousands)	June 29, 2019		June 30, 2018
Grocery	$1,534,787	87.0%	$1,525,912	87.3%
Pharmacy	166,463	9.4	156,211	8.9
Fuel	59,736	3.4	62,084	3.6
Manufacturing	3,700	0.2	2,999	0.2

Total net sales	$1,764,686	100.0%	$1,747,206	100.0%

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and twenty-six weeks ended June 29, 2019.

(dollars in thousands)	13 Weeks Ended	26 Weeks Ended
Operating lease cost	$11,415	$23,056
Variable lease cost	2,911	5,554
Lease or sublease income	(1,976)	(3,850)
Net lease cost	$12,350	$24,760

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(7) Leases (continued)

The following is a schedule by years of the future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received as of  June 29, 2019, inclusive of 12 months from June 30th.

(dollars in thousands)	Leases	Subleases
2019	$45,526	(3,818)
2020	40,582	(3,558)
2021	33,586	(2,998)
2022	27,358	(2,541)
2023	23,718	(2,035)
Thereafter	64,026	(8,164)
Total Lease Payments	$234,795	(23,114)
Less: Interest	35,784	-
Present value of lease liabilities	199,011	(23,114)

The following is a schedule of weighted-average remaining lease terms and weighted-average discount rates as of June 29, 2019 and December 30, 2018.

Lease Term and Discount Rate	June 29, 2019	December 30, 2018
Weighted-average remaining lease term	4.27	4.69
Weighted-average discount rate	3.57%	3.84%

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

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” and home delivery.  In the first twenty-six weeks of 2019, the Company offered Weis 2 Go Online in 150 of its locations, adding 61 stores since the end of 2018.  Weis 2 Go Online allows the customer to order on-line and then pick up their order at a drive-thru location at the store.  During the third quarter of 2018 the Company began offering home delivery, and currently offers this convenience to customers in 177 different locations.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income
					Percentage Changes
	13 Weeks Ended		26 Weeks Ended		2019 vs. 2018	2019 vs. 2018
(dollars in thousands except per share amounts)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	13 Weeks Ended	26 Weeks Ended
Net sales	$887,967	$871,100	$1,764,686	$1,747,206	1.9%	1.0%
Cost of sales, including advertising, warehousing and distribution expenses	651,297	630,805	1,298,463	1,272,004	3.2	2.1
Gross profit on sales	236,670	240,295	466,223	475,202	(1.5)	(1.9)
Gross profit margin	26.7%	27.6%	26.4%	27.2%
Operating, general and administrative expenses	210,801	214,258	424,375	426,326	(1.6)	(0.5)
O, G & A, percent of net sales	23.7%	24.6%	24.0%	24.4%
Income from operations	25,869	26,037	41,848	48,876	(0.6)	(14.4)
Operating margin	2.9%	3.0%	2.4%	2.8%
Investment income and interest expense	1,079	105	3,975	(427)	927.6	1,030.9
Investment income and interest expense, percent of net sales	0.1%	0.0%	0.2%	(0.0)%
Income before provision for income taxes	26,948	26,142	45,823	48,449	3.1	(5.4)
Income before provision for income taxes, percent of net sales	3.0%	3.0%	2.6%	2.8%
Provision for income taxes	6,473	7,047	11,043	13,163	(8.1)	(16.1)
Effective income tax rate	24.0%	27.0%	24.1%	27.2%
Net income	$20,475	$19,095	$34,780	$35,286	7.2%	(1.4)%
Net income, percent of net sales	2.3%	2.2%	2.0%	2.0%
Basic and diluted earnings per share	$0.76	$0.71	$1.29	$1.31	7.0%	(1.5)%

Net Sales

Analysis of Sales

	Percentage Changes
	2019 vs. 2018
June 29, 2019	13 Weeks Ended	26 Weeks Ended
Net sales	1.9%	1.0%
Net sales, excluding fuel sales	2.0	1.1
Comparable store sales, adjusted for holiday impact	1.4	1.4
Comparable store sales, adjusted for holiday impact, excluding fuel sales	1.5%	1.6%

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

The Company’s 2019 second quarter sales benefited from the Easter holiday shift, since the Easter selling period occurred in the last week of the first quarter in 2018 while the slow selling post-Easter week fell in the second quarter a year ago.  In 2019, both weeks fell in the second quarter. Management estimates the incremental holiday sales impact in 2019 for comparative purposes was approximately $9.7 million which has been excluded from the Company’s 2019 comparable store sales total.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Net Sales (continued)

Analysis of Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.9% compared to an increase of 0.5% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the thirteen-week average price of gasoline in the Central Atlantic States increased 2.6% or $0.08 per gallon in the second quarter of 2019 compared to the same quarter in 2018. The year to date average remains the same in 2019 when compared to 2018.

Comparable store sales for the second quarter of 2019 remained positive compared to the same period a year ago, adjusted for the holiday week, with increases of 1.4% and 1.5%, with and without fuel, respectively.  Year to date, comparable store sales for 2019 also remained positive when compared to the same period in 2018, with increases of 1.4% and 1.6% with and without fuel, respectively.  Customer acceptance of the new Low, Low Price private brand program,  as well as additional product offerings and customer conveniences such as “Weis 2 Go Online,”  currently offered in 150 store locations for both pickup and delivery and additional 27 for delivery only.

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

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations.  Increased sales volume resulted in an increase in cost of sales.  Both direct product cost and distribution cost increase when sales volume increases.

Gross profit margin decreased 0.9% in the second quarter of 2019 and year to date gross profit margin decreased 0.8% compared to the same periods in 2018.  Year-to-date declining retails and costs in fuel, fruits, vegetables and eggs had a negative impact on gross profit rates, while pharmacy gross profits are being pressured by recent changes in industry practices.  While the various commodities’ retails and costs are cyclical in nature, the Company cannot predict whether the pharmacy industry practices will change favorably.  Additionally, rainy weather in the Company’s operating area depressed high gross profit margin seasonal general merchandise sales in the second quarter of 2019 while fuel, fruits and vegetables returned to more normal retails and costs.

Non-cash LIFO inventory valuation adjustments was an expense of $400 thousand in the first twenty-six weeks of 2019, compared to an expense of $1.4 million in 2018.  The Company anticipates product costs to remain stagnant.

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

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses
The majority of the operating, general and administrative expenses are driven by sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 61% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor decreased 0.2% in the second quarter of 2019 when compared to the same period in 2018, but remained the same when comparing the first half of 2019 with the same period in 2018.  The Company continues to monitor store labor efficiencies and develop labor standards to reduce cost while maintaining the Company’s customer service expectations.  Currently, the Company is undergoing an initiative installing or upgrading self-checkouts in its stores in response to customer preference and labor rates and supply.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $21.4 million, or 2.4% of net sales during the second quarter of 2019 compared to $21.2 million, or 2.4% of net sales during second quarter of 2018.  During the first half of 2019 and 2018, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $42.3 million, or 2.4% of net sales and $41.7 million, or 2.4% of net sales, respectively.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
June 29, 2019	(Decrease)	as a % of sales
Direct store labor	$(124)	(0.2)%
Associate benefits, payroll taxes and incentives	(1,331)	(0.2)
Store operational expenses & supplies	(1,280)	(0.2)
Utilities expense	(920)	(0.1)
Lease expense	(776)	(0.1)

	26 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
June 29, 2019	(Decrease)	as a % of sales
Associate benefits, payroll taxes and incentives	$(2,227)	(0.2)%
Supplemental executive retirement plan expense	2,269	0.1
Store operational expenses & supplies	(1,280)	(0.2)
Utilities expense	(2,742)	(0.2)
Lease expense	(1,116)	(0.1)

All expenses as a percent of sales presented for the second quarter of 2019 have benefited in comparison with the 2018 percent of sales due to the Easter holiday shift and the closure of unprofitable stores.  In the first quarter of 2019 the Company recorded gains in investment income after income from operations due to the SERP retirement plan market gains in the first quarter of 2019 that have a corresponding expense recorded in “Operating, general and administrative expenses.”  The Company is also benefiting from cost saving initiatives in various area of its operations and is saving in utilities with a combination of purchasing, associate sustainability and capital investments such as it LED lighting program.

The Company’s 2018 sustainability report may be found at: https://www.weismarkets.com/sites/default/files/documents/weis_2018_9_ada.pdf?27

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

The effective income tax rate was 24.0% and 27.0% for the second quarter of 2019 and 2018, respectively.  The effective income tax rate was 24.1% and 27.2% for the first half of 2019 and 2018, respectively.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary sources of cash are cash flows generated from operations and borrowings under the revolving credit agreement the Company entered into on September 1, 2016 with Wells Fargo Bank, NA (the “Credit Agreement”).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $50.0 million with an additional discretionary amount available of $50.0 million.  As of June 29, 2019, the availability under the revolving credit agreement was $88.5 million with $11.5 million of letters of credit outstanding.  The Company anticipates amending and extending the Credit Agreement, which matures on September 1, 2019.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high grade municipal bonds with maturity dates generally between one and 10 years and large capitalized public company equity securities.  The portfolio totaled $56.7 million as of June 29, 2019.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed.

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

The Company expects that cash generated from operations and cash available under the Credit Agreement (and future amendment) will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends.  The Company has no other commitment of capital resources as of June 29, 2019, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.    The Company has recently entered into a brokerage agreement with Wells Fargo Securities, LLC to facilitate possible share repurchases.

Quarterly Cash Dividends

At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $0.31 per share, payable on August 12, 2019 to shareholders of record on July 29, 2019.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	26 Weeks Ended
(dollars in thousands)	June 29, 2019	June 30, 2018	2019 vs. 2018
Net cash provided by (used in):
Operating activities	$78,966	$84,227	$(5,261)
Investing activities	(48,451)	(46,394)	(2,057)
Financing activities	(16,677)	(51,127)	34,450

Operating

Cash flows from operating activities decreased $5.2 million in the first twenty-six weeks of 2019 compared to the first twenty-six weeks of 2018.  The decrease in cash from Operating activities is attributable to a $9.1 million first quarter payment increase in associate incentives, as well as other changes in accounts payable.

Investing

Property and equipment purchases during the first twenty-six weeks of 2019 totaled $44.3 million compared to $46.4 million in the first twenty-six weeks of 2018.  As a percentage of sales, capital expenditures were 2.5% in the first twenty-six weeks of 2019 compared to 2.6% in the first twenty-six weeks of 2018.  In 2019, the Company plans to maintain or increase its marketable securities portfolio.

Financing

The Company paid dividends of $8.3 million and $16.7 million in the second quarter and first twenty-six weeks of 2019, respectively; and $8.1 million and $16.1 million in the second quarter and first twenty-six weeks of 2018, respectively.  The Company has not had an obligation on the Credit Agreement since the second quarter of 2018. As such, the Company had no payments on long-term debt in the first twenty-six weeks of 2019 compared to $35 million paid in the first twenty-six weeks of 2018.

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

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended June 29, 2019.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 29, 2018 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 29, 2018 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended June 29, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 29, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company implemented additional internal controls to ensure proper assessment and accounting for the impact of the new accounting standard relating to leases on the financial statements, which became effective on December 30, 2018.

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

WEIS MARKETS, INC.
(Registrant)

Date:	8/6/2019	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	8/6/2019	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)