Form 10-Q
period 2019-09-28
WEIS MARKETS INC
filed 2019-11-04
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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

As of November 4, 2019, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	September 28, 2019	December 29, 2018
Assets
Current:
Cash and cash equivalents	$76,581	$37,808
Marketable securities	60,544	54,298
SERP investment	17,885	14,686
Accounts receivable, net	53,118	57,285
Inventories	263,237	280,756
Prepaid expenses and other current assets	21,250	24,289
Total current assets	492,615	469,122
Property and equipment, net	880,566	887,608
Operating lease right-to-use	194,149	-
Goodwill	52,330	52,330
Intangible and other assets, net	17,781	22,951
Total assets	$1,637,441	$1,432,011

Liabilities
Current:
Accounts payable	$183,415	$191,099
Accrued expenses	31,663	45,354
Operating leases	38,223	-
Accrued self-insurance	14,910	15,516
Deferred revenue, net	5,571	7,961
Income taxes payable	10,893	7,283
Total current liabilities	284,675	267,213
Postretirement benefit obligations	20,867	18,110
Accrued self-insurance	17,782	17,795
Operating leases	164,934	-
Deferred income taxes	92,750	90,793
Other	8,249	15,201
Total liabilities	589,257	409,112
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,187,627	1,163,545
Accumulated other comprehensive income
(Net of deferred taxes of $584 in 2019 and $110 in 2018)	1,465	262
	1,199,041	1,173,756
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,048,184	1,022,899
Total liabilities and shareholders’ equity	$1,637,441	$1,432,011

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands, except shares and per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$876,222	$869,076	$2,640,907	$2,616,282
Cost of sales, including advertising, warehousing and distribution expenses	643,397	636,736	1,941,860	1,908,740
Gross profit on sales	232,825	232,340	699,047	707,542
Operating, general and administrative expenses	215,321	214,798	639,694	641,124
Income from operations	17,504	17,542	59,353	66,418
Investment income and interest expense	1,467	1,096	5,441	668
Income before provision for income taxes	18,971	18,638	64,794	67,086
Provision for income taxes	4,652	4,431	15,696	17,594
Net income	$14,319	$14,207	$49,098	$49,492

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.31	$0.30	$0.93	$0.90
Basic and diluted earnings per share	$0.53	$0.53	$1.83	$1.84

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$14,319	$14,207	$49,098	$49,492
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $(67) and $68, respectively for the thirteen Weeks Ended and $(490) and $240, respectively for the thirty-nine Weeks Ended)	166	(175)	1,242	(620)
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $(16) and $0 , respectively for the thirteen Weeks Ended and $(16) and $15, respectively for the thirty-nine Weeks Ended)	(39)	-	(39)	39
Other comprehensive income gain (loss), net of tax	127	(175)	1,203	(581)
Comprehensive income, net of tax	$14,446	$14,032	$50,301	$48,911

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(dollars in thousands, except shares)				Other			Total
For Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 28, 2019 and September 29, 2018	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at June 29, 2019	33,047,807	$9,949	$1,181,647	$1,337	6,149,364	$(150,857)	$1,042,076
Net income	—	—	14,319	—	—	—	14,319
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	127	—	—	127
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at September 28, 2019	33,047,807	$9,949	$1,187,627	$1,465	6,149,364	$(150,857)	$1,048,184

Balance at June 30, 2018	33,047,807	$9,949	$1,152,499	$(8)	6,149,364	$(150,857)	$1,011,583
Net Income	—	—	14,207	—	—	—	14,207
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(175)	—	—	(175)
Dividends paid	—	—	(8,069)	—	—	—	(8,069)
Balance at September 29, 2018	33,047,807	$9,949	$1,158,636	$(184)	6,149,364	$(150,857)	$1,017,545

				Accumulated
(dollars in thousands, except shares)				Other			Total
For Thirty-Nine Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 28, 2019 and September 29, 2018	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 29, 2018	33,047,807	$9,949	$1,163,545	$262	6,149,364	$(150,857)	$1,022,899
Net income	—	—	49,098	—	—	—	49,098
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	1,203	—	—	1,203
Dividends paid	—	—	(25,016)	—	—	—	(25,016)
Balance at September 28, 2019	33,047,807	$9,949	$1,187,627	$1,465	6,149,364	$(150,857)	$1,048,184

Balance at December 30, 2017	33,047,807	$9,949	$1,127,872	$5,880	6,149,364	$(150,857)	$992,844
Net Income	—	—	49,492	—	—	—	49,492
Cumulative effect of accounting principle adoption of ASU 2016-01	—	—	5,482	(5,482)	—	—	—
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(581)	—	—	(581)
Dividends paid	—	—	(24,209)	—	—	—	(24,209)
Balance at September 29, 2018	33,047,807	$9,949	$1,158,636	$(184)	6,149,364	$(150,857)	$1,017,545

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(dollars in thousands)	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$49,098	$49,492
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	69,857	69,589
(Gain) Loss on disposition of fixed assets	1,137	(76)
(Gain) Loss on sale of marketable securities	(55)	54
Unrealized (gain) loss in value of equity securities	(1,637)	883
Deferred income taxes	1,483	3,752
Changes in operating assets and liabilities:
Inventories	17,519	(1,388)
Accounts receivable and prepaid expenses	7,205	(2,118)
Accounts payable and other liabilities	(9,153)	(17,172)
Income taxes	3,610	8,637
Other	972	409
Net cash provided by operating activities	140,036	112,062
Cash flows from investing activities:
Purchase of property and equipment	(70,084)	(64,504)
Proceeds from the sale of property and equipment	1,489	1,113
Purchase of marketable securities	(9,220)	(3,256)
Proceeds from maturities of marketable securities	4,575	4,915
Proceeds from the sale of marketable securities	750	4,333
Purchase of intangible assets	(558)	(3,540)
Change in SERP investment	(3,199)	(1,531)
Net cash used in investing activities	(76,247)	(62,470)
Cash flows from financing activities:
Payments on long-term debt	-	(34,988)
Dividends paid	(25,016)	(24,209)
Net cash used in financing activities	(25,016)	(59,197)
Net increase (decrease) in cash and cash equivalents	38,773	(9,605)
Cash and cash equivalents at beginning of year	37,808	47,917
Cash and cash equivalents at end of period	$76,581	$38,312

See accompanying notes to Consolidated Financial Statements.  In the first thirty-nine weeks of 2019, there was $10.6 million cash paid for income taxes compared to $5.2 million in 2018 for the same period.  Cash paid for interest related to long-term debt was $50 thousand and $359 thousand in the first thirty-nine weeks of 2019 and 2018, respectively.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The Company recognized investment income of $1.5 million in the third quarter of 2019, which included an unrealized gain in equity securities of $844 thousand. In the thirty-nine weeks ending September 28, 2019, the Company recognized investment income of $5.5 million, which included unrealized gains in equity securities of $1.7 million.  Investment income of $1.1 million and investment income of $936 thousand were recognized in the third quarter of 2018 and thirty-nine weeks ended September 29, 2018, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Marketable Securities (continued)

Marketable securities, as of September 28, 2019 and December 29, 2018, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 28, 2019	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$8,862
Level 2
Municipal bonds	$49,633	$2,060	$(11)	51,682
	$49,633	$2,060	$(11)	$60,544

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 29, 2018	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,226
Level 2
Municipal bonds	$46,699	$426	$(53)	47,072
	$46,699	$426	$(53)	$54,298

Maturities of marketable securities classified as available-for-sale at September 28, 2019, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$6,563	$6,581
Due after one year through five years	24,209	24,832
Due after five years through ten years	18,861	20,269
	$49,633	$51,682

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

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 29, 2018	$262

Other comprehensive income before reclassifications	1,242
Amounts reclassified from accumulated other comprehensive income	(39)
Net current period change in other comprehensive income	1,203
Accumulated other comprehensive income balance as of September 28, 2019	$1,465

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended September 28, 2019 and September 29, 2018.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Location	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income and interest expense	$(55)	$-	$(55)	$54
	Provision for income taxes	16	-	16	(15)
Total amount reclassified, net of tax		$(39)	$-	$(39)	$39

(5) Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”),  which was amended August 21, 2019 prior to maturity September 1, 2019.  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million.  As of September 28, 2019, the availability under the revolving credit agreement was $18.5 million, net of $11.5 million letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $10 thousand and $29 thousand in the thirteen weeks ended September  28, 2019 and September 29, 2018, respectively.  In the first thirty-nine weeks of 2019 and 2018, interest expense related to long-term debt totaled $43 thousand and $269 thousand, respectively.

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

The following table represents net sales by type of product for the thirteen and thirty-nine week periods ending September 28, 2019 and September 29, 2018:

	13 Weeks Ended
(dollars in thousands)	September 28, 2019		September 29, 2018 [1]
Grocery	$754,872	86.1%	$756,578	87.1%
Pharmacy	84,632	9.7	77,568	8.9
Fuel	34,041	3.9	33,668	3.9
Manufacturing	2,677	0.3	1,262	0.1

Total net sales	$876,222	100.0%	$869,076	100.0%

	39 Weeks Ended
(dollars in thousands)	September 28, 2019		September 29, 2018 [1]
Grocery	$2,289,658	86.7%	$2,282,490	87.2%
Pharmacy	251,095	9.5	233,778	8.9
Fuel	93,777	3.6	95,751	3.7
Manufacturing	6,377	0.2	4,263	0.2

Total net sales	$2,640,907	100.0%	$2,616,282	100.0%

1  The Company reclassified net sales amounts between manufacturing and grocery relating to the Company’s 10-Q filed November, 2018. For the thirteen weeks ended September 29, 2018, the Company presents the amounts above with $13.4 million, or 1.6% of net sales, as a reclass between manufacturing and grocery.  For the thirty-nine weeks ended September 29, 2018, the Company presents the amounts above with $39.3 million, or 1.5% of net sales, as a reclass between manufacturing and grocery.

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

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and thirty-nine weeks ended September 28, 2019.

(dollars in thousands)	13 Weeks Ended	39 Weeks Ended
Operating lease cost	$11,493	$34,549
Variable lease cost	2,636	8,190
Lease or sublease income	(1,945)	(5,795)
Net lease cost	$12,184	$36,944

The following is a schedule by years of the future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received as of  September 28, 2019, inclusive of 12 months from September 28th.

(dollars in thousands)	Leases	Subleases
2019	$45,907	(4,020)
2020	40,860	(3,519)
2021	34,264	(3,020)
2022	29,164	(2,590)
2023	25,033	(1,987)
Thereafter	66,110	(7,534)
Total Lease Payments	$241,338	(22,670)
Less: Interest	38,181	-
Present value of lease liabilities	203,157	(22,670)

The following is a schedule of weighted-average remaining lease terms and weighted-average discount rates as of September 28, 2019 and December 30, 2018.

Lease Term and Discount Rate	September 28, 2019	December 30, 2018
Weighted-average remaining lease term	4.36	4.69
Weighted-average discount rate	3.63%	3.84%

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

Company Summary

Weis Markets is a conventional supermarket chain that operates 198 retail stores with nearly 22,000 associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia.  Its products include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price, Low Price Guarantee, and Loyalty programs.  The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third-party fuel station partners.  On January 17, 2019 the Company announced a new pricing strategy for its private brand products named Low, Low Price. The move takes the Company’s private brand products from a high, low pricing strategy to everyday low cost.

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

In 2016, Weis Markets acquired five Mars Super Market locations in Baltimore County, MD, 38 Food Lion stores throughout Maryland, Virginia and Delaware, and a Nell's Family Market in East Berlin, PA.  The completion of these individual acquisitions expanded the Company's footprint into Virginia and Delaware, and increased its store count by 25 percent.  To date the acquired store group is providing a positive cash flow for the Company at a greater return on the fair value investment than if stores had been organically established.  As the acquired stores assimilate, management anticipates the adverse impact of these stores on Company margins to lessen.  During the first thirty-nine weeks of 2019, the Company closed three stores from the acquired store group.  On September 30, 2019 the Company announced the purchase of two former Thomas’ Foods locations in north eastern Pennsylvania with the plan to re-open the Dallas, PA location under the Weis Markets banner in the fourth quarter of 2019.  The Company continues to actively investigate acquisition opportunities as well as grow its existing store base organically.

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” and home delivery.  In the first thirty-nine weeks of 2019, the Company offered Weis 2 Go Online in 154 of its locations, adding 65 stores since the end of 2018.  Weis 2 Go Online allows the customer to order on-line and then pick up their order at a drive-thru location at the store.  During the third quarter of 2018 the Company began offering home delivery, and currently offers this convenience to customers in 175 different locations.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income
					Percentage Changes
	13 Weeks Ended		39 Weeks Ended		2019 vs. 2018	2019 vs. 2018
(dollars in thousands except per share amounts)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	13 Weeks Ended	39 Weeks Ended
Net sales	$876,222	$869,076	$2,640,907	$2,616,282	0.8%	0.9%
Cost of sales, including advertising, warehousing and distribution expenses	643,397	636,736	1,941,860	1,908,740	1.0	1.7
Gross profit on sales	232,825	232,340	699,047	707,542	0.2	(1.2)
Gross profit margin	26.6%	26.7%	26.5%	27.0%
Operating, general and administrative expenses	215,321	214,798	639,694	641,124	0.2	(0.2)
O, G & A, percent of net sales	24.6%	24.7%	24.2%	24.5%
Income from operations	17,504	17,542	59,353	66,418	(0.2)	(10.6)
Operating margin	2.0%	2.0%	2.2%	2.5%
Investment income and interest expense	1,467	1,096	5,441	668	33.9	714.5
Investment income and interest expense, percent of net sales	0.2%	0.1%	0.2%	0.0%
Income before provision for income taxes	18,971	18,638	64,794	67,086	1.8	(3.4)
Income before provision for income taxes, percent of net sales	2.2%	2.1%	2.5%	2.6%
Provision for income taxes	4,652	4,431	15,696	17,594	5.0	(10.8)
Effective income tax rate	24.5%	23.8%	24.2%	26.2%
Net income	$14,319	$14,207	$49,098	$49,492	0.8%	(0.8)%
Net income, percent of net sales	1.6%	1.6%	1.9%	1.9%
Basic and diluted earnings per share	$0.53	$0.53	$1.83	$1.84	0.0%	(0.5)%

Net Sales

Analysis of Sales

	Percentage Changes
	2019 vs. 2018
September 28, 2019	13 Weeks Ended	39 Weeks Ended
Net sales	0.8%	0.9%
Net sales, excluding fuel sales	0.8	1.1
Comparable store sales	1.7	1.5
Comparable store sales, excluding fuel sales	1.7%	1.7%

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

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Net Sales (continued)

Analysis of Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.8% compared to an increase of 0.5% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the thirteen-week average price of gasoline in the Central Atlantic States increased 0.3% or $0.01 per gallon in the third quarter of 2019 compared to the same quarter in 2018.  The year to date average remains the same in 2019 when compared to 2018.

Comparable store sales for the third quarter of 2019 is positive compared to the same period a year ago with increases of 1.7% with and without fuel.  Year to date, comparable store sales for 2019 is also positive when compared to the same period in 2018, with increases of 1.5% and 1.7% with and without fuel, respectively.  In 2019, customer acceptance of the new Low, Low Price private brand program has augmented sales, as well as additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 175 store locations.  “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or at 154 of the 175 locations, pick their order up at an expedient store drive-thru.

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

Gross profit on sales for the third quarter of 2019 is positive compared to the same period a year ago with an increase of 0.2%.  In the third quarter of 2019, the Company’s gross profit margin stabilized as grocery retails and costs maintained consistency.  Year to date, gross profit on sales for 2019 is negative when compared to the same period in 2018, with a decrease of 1.2%.  For the first two quarters, declining retails and costs in fuel, fruits, vegetables and eggs had a negative impact on gross profit rates, while year to date pharmacy gross profits are being pressured by recent changes in industry practices.  While the various commodities’ retails and costs are cyclical in nature, the Company cannot predict whether the pharmacy industry practices will change favorably.

Non-cash LIFO inventory valuation adjustments represent income of $1.2 million in the first thirty-nine weeks of 2019, compared to an expense of $0 in 2018.  The Company anticipates product costs to continue to decrease in the coming quarter resulting in additional income.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 61%  of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor decreased 0.2% in the third quarter of 2019 when compared to the same period in 2018,  and decreased 0.1% when comparing the first three quarters of 2019 with the same period in 2018.  The Company continues to monitor store labor efficiencies and develop labor standards to reduce cost while maintaining the Company’s customer service expectations.  Currently, the Company is undergoing an initiative installing or upgrading self-checkouts in its stores in response to customer preference and labor rates and supply.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $21.4 million, or 2.5% of net sales during the third quarter of 2019 compared to $23.4 million, or 2.7% of net sales during the third quarter of 2018.  During the first three quarters of 2019 and 2018, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $63.9 million, or 2.4% of net sales and $69.5 million, or 2.7% of net sales, respectively.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
September 28, 2019	(Decrease)	as a % of sales
Utilities expense	(1,700)	(0.2)%

	39 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
September 28, 2019	(Decrease)	as a % of sales
Store operational expenses & supplies	$(2,733)	(0.1)%
Utilities expense	(4,442)	(0.2)

All expenses as a percent of sales presented for the third quarter of 2019 have benefited in comparison with the 2018 percent of sales due to the closure of unprofitable stores.  The Company is benefiting from cost saving initiatives in various areas of its operations and is saving in utilities with a combination of purchasing, associate sustainability and capital investments such as its LED lighting program.

The Company’s 2018 sustainability report may be found at: https://www.weismarkets.com/sites/default/files/documents/weis_2018_9_ada.pdf?27

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

The effective income tax rate was 24.5% and 23.8% for the third quarter of 2019 and 2018, respectively.  The effective income tax rate was 24.2% and 26.2% for the first thirty-nine weeks of 2019 and 2018, respectively.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement amended on August 21, 2019 with Wells Fargo Bank, NA (the “Credit Agreement”).  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million.  As of September 28, 2019, the availability under the revolving credit agreement was $18.5 million with $11.5 million of letters of credit outstanding.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high grade municipal bonds with maturity dates generally between one and 10 years and large capitalized public company equity securities.  The portfolio totaled $60.5 million as of September 28, 2019.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed.

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

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends.  The Company has no other commitment of capital resources as of September 28, 2019, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2033.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.  The Company has recently entered into a brokerage agreement with Wells Fargo Securities, LLC to facilitate possible share repurchases.

Quarterly Cash Dividends

At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $0.31 per share, payable on November 25, 2019 to shareholders of record on November 11, 2019.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	39 Weeks Ended
(dollars in thousands)	September 28, 2019	September 29, 2018	2019 vs. 2018
Net cash provided by (used in):
Operating activities	$140,036	$112,062	$27,974
Investing activities	(76,247)	(62,470)	(13,777)
Financing activities	(25,016)	(59,197)	34,181

Operating

Cash flows from operating activities inceased  $27.9 million in the first thirty-nine weeks of 2019 compared to the first thirty-nine weeks of 2018.  The increase in cash from Operating activities is attributable to a decrease of  $18.9 million in inventory from continued supply chain efficiencies  and accounts receivable due to faster vendor collection terms.  As the Company enters the holiday season, the total inventory decrease is not likely to continue.

Investing

Property and equipment purchases during the first thirty-nine weeks of 2019 totaled $70.1 million compared to $64.5 million in the first thrty-nine weeks of 2018.  As a percentage of sales, capital expenditures were 2.7% in the first thity-nine weeks of 2019 compared to 2.5% in the first thity-nine weeks of 2018.  In 2019, the Company plans to maintain or increase its marketable securities portfolio.

Financing

The Company paid dividends of $25 million in the first thirty-nine weeks of 2019 and $24.2 million in the first thirty-nine weeks of 2018.  The Company has not had an obligation on the Credit Agreement since the second quarter of 2018. As such, the Company had no payments on long-term debt in the first thirty-nine weeks of 2019 compared to $35 million paid in the first thirty-nine weeks of 2018.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q Report may contain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected.  For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the retail industry; the regulatory environment; rapidly changing technology and competitive factors, including increased competition with regional and national retailers; and price pressures.  Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended September 28, 2019.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 29, 2018 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 29, 2018 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 28, 2019.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 28, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company implemented additional internal controls to ensure proper assessment and accounting for the impact of the new accounting standard relating to leases on the financial statements, which became effective on December 30, 2018.

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

WEIS MARKETS, INC.
(Registrant)

Date:	11/4/2019	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/4/2019	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)