Form 10-K
period 2019-12-28
WEIS MARKETS INC
filed 2020-03-12
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $368,000,000  as of June 29, 2019 the last business day of the most recently completed second fiscal quarter.

Shares of common stock outstanding as of March 12, 2020 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE:  Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 12, 2020 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.    Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  There was no material change in the nature of the Company's business during fiscal 2019.  The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.”  The Weis family currently owns approximately 65% of the outstanding shares.  Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands including natural, gluten-free and organic varieties.  The Company advertises its products and promotes its brand through weekly newspaper circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications.  Printed circulars are used extensively on a weekly basis to advertise featured items.  The Company promotes by using Everyday Lower Price, Low Price Guarantee, Low, Low price and utilizes a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and fuel rewards.  The Company currently owns and operates 197 retail food stores many of which have on-line order and pick up customer service.  The Company’s operations are reported as a single reportable segment.  The majority of the Company’s revenues are generally not seasonal in nature.  However, revenues tend to be higher during the major holidays throughout the year.  Additionally, significant inclement weather systems, particularly winter storms, tend to affect sales trends.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2019,  2018 and 2017, respectively:

	2019	2018	2017
Center Store (1)	56.1%	56.9%	57.2%
Fresh (2)	30.5	30.4	30.5
Pharmacy Services	9.5	9.0	8.9
Fuel	3.6	3.6	3.2
Other	0.3	0.1	0.2
Consolidated net sales	100.0%	100.0%	100.0%

(1) Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.

(2) Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2019, Weis Markets, Inc. operated 4 stores in Delaware, 50 stores in Maryland, 6 stores in New Jersey, 9 stores in New York, 116 stores in Pennsylvania, 11 stores in Virginia and 2 stores in West Virginia, for a total of 198 retail food stores operating under the Weis Markets trade name.  Since the end of 2019, the Company opened one store location and closed two store locations, bringing the current total store count to 197.

WEIS MARKETS, INC.

Item 1.    Business: (continued)

All retail food store locations operate as conventional supermarkets.  The retail food stores range in size from 8,000 to 71,000 square feet, with an average size of approximately 49,000 square feet.  The Company’s store fleet includes a variety of sizes with a few locations in operation since the 1950’s; all stores are branded Weis Markets and provide the same basic offerings scaled to the size of each store.  The following summarizes the number of stores by size categories as of year-end:

	2019	2019	2018	2018
Square feet	Number of stores	% of Total	Number of stores	% of Total
Over 55,000	62	31%	61	30%
45,000 to 54,999	68	34%	70	35%
35,000 to 44,999	48	24%	51	25%
25,000 to 34,999	15	8%	15	7%
Under 25,000	5	3%	5	3%
Total	198	100%	202	100%

The Company believes that opening new stores and remodeling current stores are vital for future Company growth.  The location and appearance of its stores are important components of attracting new and retaining current customers.  On an average basis, the Company has five to eight new stores in the process of being developed and dedicates one third of its capital budget to new stores annually, excluding acquisitions.  Generally, another fifteen to twenty percent of the capital budget is dedicated to store remodels while the remainder is attributable to smaller in-store sales-driven projects, store maintenance and store support function expenditures.  See the “Liquidity and Capital Resources” section included in “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations” for more details regarding the Company’s capital expenditures.

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2019	2018	2017	2016	2015
Beginning store count	202	205	204	163	163
New stores (1)	1	2	2	44	---
Opened relocated stores	---	---	---	---	1
Closed stores	(5)	(5)	(1)	(3)	---
Closed relocated stores	---	---	---	---	(1)
Ending store count	198	202	205	204	163
Total square feet (000’s), at year-end	9,642	9,800	9,867	9,777	8,215
Additions/major remodels	12	3	4	9	16

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

The Company strives to be good stewards of the environment and makes this an important part of its overall mission.  Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and social responsibility.  The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on climate change.  The Company continues to be a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems.  The Company currently has ten stores registered under this program and plans to expand this program to more stores.  Since 2016, the Company has replaced 86% of its tractor fleet with more fuel-efficient tractors.  The Company continues to emphasize recycling in all areas, most recently noting a decrease in store waste where the Company has diverted 40 thousand tons of waste from landfills.  These statistics and more can be found in the Company’s most recently published sustainability report, linked below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

WEIS MARKETS, INC.

Item 1.    Business: (continued)

The Company operates in a highly competitive market place.  The number and the variety of competitors vary by market.  The Company’s principal competition consists of international, national, regional and local food chains, as well as independent food stores. The Company also faces substantial competition from convenience stores, membership warehouse clubs, specialty retailers, supercenters and large-scale drug and pharmaceutical chains.  This competition is augmented by the food retail industry’s expansion into the online market in recent years.  The Company continues to effectively compete by offering a strong combination of value, quality and service, as well as offering Weis 2 Go curbside pickup and delivery; further enhancing service offerings and providing additional convenience to customers.

The Company currently employs approximately 23,000 full-time and part-time associates.

Trade Names and Trademarks.    The Company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset.  The Company is the exclusive licensee of nearly 100 trademarks registered and/or pending in the United States Patent and Trademark Office from WMK Holdings, Inc., including trademarks for its product lines and promotions such as Weis, Weis 2 Go, Weis Great Meals Start Here, Weis Gas-n-Go and Weis Nutri-Facts.  Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

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

The retail food industry is intensely price competitive, and the competition the Company encounters may have a negative impact on product retail prices.  The operating environment continues to be characterized by aggressive expansion, entry of non-traditional competitors, market consolidation and increasing fragmentation of retail and online formats.  The introduction of on-line food retail in recent years has augmented competition in industry. The financial results may be adversely impacted by a competitive environment that could cause the Company to reduce retail prices without a reduction in its product cost to maintain market share; thus reducing sales and gross profit margins.

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

WEIS MARKETS, INC.

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

The Company uses a combination of insurance and self-insurance to provide for potential liabilities for workers' compensation, general liability, vehicle accident, property and associate medical benefit claims.  Management estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

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

The Company’s marketable securities consist of corporate and municipal bonds and equity securities.  The municipal bond investments are subject to general credit, liquidity, market and interest rate risks.  Substantially all of these securities are subject to interest rate and credit risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced.  As a result, the Company may experience a reduction in value or loss of liquidity from investments, which may have a negative impact on the Company’s results of operations, liquidity and financial condition.

The Company is a controlled Company due to the common stock holdings of the Weis family.

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 28, 2019.  As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.  Currently, one of the Company’s five directors is a member of the Weis family.

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

Item 1b.    Unresolved Staff Comments:

There are no unresolved staff comments.

WEIS MARKETS, INC.

Item 2.    Properties:

As of December 28, 2019, the Company owned and operated 96 of its retail food stores and leased and operated 102 stores under operating leases that expire at various dates through 2035.  The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1.3 million square feet, and one in Northumberland, Pennsylvania totaling approximately 76 thousand square feet.  The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 535 thousand square feet.  The Company utilizes 258 thousand square feet of its Sunbury location to operate its ice cream plant, meat processing plant and milk processing plant.

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

WEIS MARKETS, INC.

Information about our Executive Officers

The following sets forth the names and ages of the Company’s executive officers as of March 12, 2020, indicating all positions held during the past five years:

Name	Age	Title

Wayne S. Bailey (a)	61	Senior Vice President of Supply Chain and Logistics
Scott F. Frost (b)	57	Senior Vice President, Chief Financial Officer and Treasurer
David W. Gose II (c)	53	Senior Vice President of Operations
Harold G. Graber (d)	64	Senior Vice President of Real Estate and Development, Secretary
Richard A. Gunn (e)	55	Senior Vice President of Merchandising and Marketing
James E. Marcil (f)	61	Senior Vice President of Human Resources
Kurt A. Schertle (g)	48	Chief Operating Officer
Jonathan H. Weis (h)	52	Chairman of the Board, President and Chief Executive Officer

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

(d)

Harold G. Graber. Mr. Graber joined the Company in October 1989 as the Director of Real Estate.  Mr. Graber, who served the Company as Vice President for Real Estate since 1996, was promoted to Senior Vice President of Real Estate and Development in February 2010.  Mr. Graber was elected as Secretary of the Company in February 2014.

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

(f)

James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources.  In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources. Prior to joining the Company, Mr. Marcil held senior level Human Resources positions with CVS and General Electric.

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

WEIS MARKETS, INC.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK).  The approximate number of shareholders, including individual participants in security position listings on March 12, 2020 was 7,520.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the cumulative total return of a Company-selected group index that the Company deems  most properly represents its “Peer Group”, for the period of five years.  The Peer group is made up of five retail grocers that the Company feels most closely relate to its size and business profile, and one national grocer the Company believes to be an industry market leader.  The companies making up the Peer Group, in no particular order, are, Ingles Markets, Inc; Village Super Market, Inc.; Smart & Final Stores, Inc. (included through June 20, 2019 when it was acquired by Apollo Global Management, LLC); Sprouts Farmers Market, Inc. and The Kroger Company.  The graph depicts $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year in Weis Markets, Inc. common stock, S&P 500, and the Peer Group.  The cumulative total return assumes reinvestment of dividends.

Comparative Five-Year Total Returns

	2014	2015	2016	2017	2018	2019
Weis Markets, Inc.	100.00	100.23	148.68	94.35	109.64	96.81
S&P 500	100.00	98.83	107.18	128.00	119.00	155.12
Peer Group	100.00	112.61	107.27	85.57	80.35	92.89

WEIS MARKETS, INC.

Item 6.    Selected Financial Data:

The following selected five years of financial information has been derived from the Company's audited Consolidated Financial Statements.  This information should be read in connection with the Company's Consolidated Financial Statements and the Notes thereto, as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7.

	52 Weeks	52 Weeks	52 Weeks		53 Weeks	52 Weeks
	Ended	Ended	Ended		Ended	Ended
(dollars in thousands, except per share amounts)	Dec. 28, 2019	Dec. 29, 2018	Dec. 30, 2017		Dec. 31, 2016	Dec. 26, 2015
Net sales	$3,543,299	$3,509,270	$3,466,807	(1)	$3,136,720	$2,876,748
Income from operations	84,639	82,671	78,519		98,922	91,194
Net income	67,983	62,738	98,414	(2)	87,162	59,330
Cash dividends per share	1.24	1.21	1.20		1.20	1.20
Basic and diluted earnings per share	2.53	2.33	3.66		3.24	2.21
Working capital	216,354	201,909	208,972		207,700	232,722
Total assets	1,675,562	1,432,011	1,441,739		1,431,304	1,235,959
Inventory	279,806	280,756	279,509		276,783	229,399
Property and Equipment, net	886,928	887,608	886,243		878,195	738,985
Shareholders’ equity	1,058,745	1,022,899	992,844		926,722	871,747
Closing share price	40.12	46.85	41.39		66.84	45.93

(1) In September 2016, the Company began its acquisition of 38 former Food Lion, LLC stores. These stores contributed $369.2 million to sales in 2017.

(2) On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the “Tax Reform”).  The Tax Reform significantly impacted the Company’s effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018.

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

Company Overview

General

Weis Markets is a conventional supermarket chain that operates 197 retail stores with approximately 23 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia, and West Virginia.  Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price, Low Price Guarantee, Low, Low Price, and Loyalty programs.  The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third-party fuel station partners.  On January 17, 2019 the Company announced a new pricing strategy for its private brand products named Low, Low Price. The move took the Company’s private brand products from a high, low pricing strategy to everyday low price.

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

The Company continues to innovate and remain relevant to industry trends and offer customer convenience by presenting programs like “Weis 2 Go Online” and home delivery.  In 2019 the Company offered Weis 2 Go Online in 154 of its locations, adding 65 stores since the end of 2018.  Weis 2 Go Online allows the customer to order on-line and then pick up their order at a drive-thru location at the store.   The Company began offering home delivery during the third quarter of 2018 and currently offers this convenience to customers in 175 different locations.

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations

Analysis of Consolidated Statements of Income

				Percentage Changes
(dollars in thousands except per share amounts)	2019	2018	2017	2019 vs.	2018 vs.
For the Fiscal Years Ended December 28, 2019, December 29, 2018 and December 30, 2017	(52 Weeks)	(52 Weeks)	(52 Weeks)	2018	2017
Net sales	$3,543,299	$3,509,270	$3,466,807	1.0%	1.2%
Cost of sales, including advertising, warehousing and distribution expenses	2,605,105	2,574,269	2,554,284	1.2	0.8
Gross profit on sales	938,194	935,001	912,523	0.3	2.5
Gross profit margin	26.5%	26.6%	26.3%
Operating, general and administrative expenses	853,555	852,330	834,004	0.1	2.2
O, G & A, percent of net sales	24.1%	24.3%	24.1%
Income from operations	84,639	82,671	78,519	2.4	5.3
Operating margin	2.4%	2.4%	2.3%
Investment income (loss) and interest expense	7,054	(1,454)	2,598	585.1	(156.0)
Investment income (loss) and interest expense, percent of net sales	0.2%	0.0%	0.1%
Other income (expense)	(3,049)	919	(2,094)	431.8	(143.9)
Other income (expense), percent of net sales	(0.1)%	0.0%	(0.1)%
Income before provision for income taxes	88,644	82,136	79,023	7.9	3.9
Income before provision for income taxes, percent of net sales	2.5%	2.3%	2.3%
Provision for income taxes	20,661	19,398	(19,391)	6.5	(200.0)
Effective income tax rate	23.3%	23.6%	(24.5)%
Net income	$67,983	$62,738	$98,414	8.4%	(36.3)%
Net income, percent of net sales	1.9%	1.8%	2.8%
Basic and diluted earnings per share	$2.53	$2.33	$3.66	8.6%	(36.3)%

Net Sales

	Percentage Changes
	2019 vs. 2018	2018 vs. 2017
Net sales	1.0%	1.2%
Net sales, excluding fuel sales	0.8	0.8
Comparable store sales	1.5	0.7
Comparable store sales excluding fuel sales	1.5%	0.3%

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.9% in 2019 and 0.7% in 2018, but decreased 0.2% in 2017.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the 52-week average price of gasoline in the Central Atlantic States decreased 5.7%, or $0.17 per gallon, in 2019 compared to the 52-week average in 2018.  The 52-week average price of gasoline in the Central Atlantic States, according to the U.S. Department of Energy, increased 9.8%, or $0.26 per gallon, in 2018 compared to the 52-week average in 2017.

Comparable store sales increased for all years presented.  On a comparable store sales basis all product categories, Center Store, Fresh, Pharmacy Services, and Fuel, increased in sales.  In 2019, customer acceptance of the new Low, Low Price private brand program has augmented sales, as has additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 175 store locations.  “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or,  at 154 locations, pick up their order at an expedient store drive-thru.

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

Gross profit rate was 26.5% in 2019, 26.6% in 2018 and 26.3% in 2017.  Declining retails and costs in the first two quarters of 2019 in fuel, fruits, vegetables and eggs had a negative impact on gross profit rates, while year to date pharmacy gross profits are being pressured by recent changes in industry practices.  While the various commodities’ retails and costs are cyclical in nature, the Company cannot predict whether the pharmacy industry practices will change favorably.

The Company experienced favorable non-cash LIFO inventory valuation adjustments, increasing gross profit by $5.8 million, $1.5 million and $1.1 million for 2019, 2018 and 2017, respectively.

Although the Company experienced product cost inflation and deflation in various commodities in 2019, 2018 and 2017, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Operating, General and Administrative Expenses

The majority of the expenses were driven by increased sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 61% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor decreased 0.1% in 2019 compared to 2018 and increased 0.2% in 2018 compared to 2017.  Management continues to monitor store labor efficiencies and develop labor standards to reduce costs while maintaining the Company’s customer service expectations.  Currently, the Company is undergoing an initiative to install or upgrade self-checkouts in its stores in response to customer preference and labor rates and supply.

The Company’s self-insured health care benefit expenses increased by 1.0% in 2019 compared to 2018 and increased by 6.6% in 2018 compared to 2017.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $85.2 million, or 2.4% of net sales, for 2019 compared to $84.4 million, or 2.4% of net sales, for 2018 and $77.4 million, or 2.2% of net sales, for 2017.  There was no change in depreciation and amortization expense as a percent of sales in 2019 when compared to 2018, however when 2018 is compared to 2017 there is an increase of 0.2%.  The increase in depreciation and amortization expense in 2018 compared to 2017 was due to the impact of opening two locations and a significant investment in store equipment in 2018.   See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2019 vs. 2018
(dollars in thousands)	Increase	Increase (Decrease)
December 28, 2019	(Decrease)	as a % of sales
Utilities Expense	$(5,655)	(0.2)%

	2018 vs. 2017
(dollars in thousands)	Increase	Increase (Decrease)
December 29, 2018	(Decrease)	as a % of sales
Annually accrued incentive programs	$11,745	0.3%

All expenses as a percent of sales presented for the 2019 fiscal year have benefited in comparison with the 2018 percent of sales due to the closure of unprofitable stores. The Company is benefiting from cost saving initiatives in various areas of its operations and is saving in utilities with a combination of purchasing, associate sustainability and capital investments such as its LED lighting program.

The Company’s 2018 sustainability report my be found at: https://www.weismarkets.com/sites/default/files/documents/weis_2018_9_ada.pdf?27

As Company incentive goals were not met in 2017, expense from annually accrued incentive programs increased in 2018 as goals were met.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Provision for Income Taxes

The effective income tax rate was 23.3%, 23.6% and negative 24.5% in 2019, 2018 and 2017, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes.  On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the ”Tax Reform”).  The Tax Reform significantly impacted the Company’s effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and allowing immediate expensing of qualified assets placed into service after September 27, 2017.  Other elements of the Tax Reform have minor impacts, however the above mentioned decreased deferred income tax by $49.3 million.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on August 21, 2019, with Wells Fargo Bank, NA (the “Credit Agreement”).  The Credit Agreement matures on September 1, 2022 and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million.  As of December 28, 2019, the availability under the revolving credit agreement was $18.8 million with $11.2 million of letters of credit outstanding.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 10 years and three long-held high yield, large capitalized public company equity securities.  The portfolio totaled $63.5  million as of December 28, 2019.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed.  See “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more details regarding the Company’s market risk.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $120 million in its capital expansion program in 2020.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

Total cash dividend payments on common stock, on a per share basis, amounted to $1.24 in 2019, $1.21 in 2018 and $1.20 in 2017.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (Continued)

Cash Flow Information

(dollars in thousands)
For the Fiscal Years Ended December 28, 2019,	2019	2018	2017	2019 vs.	2018 vs.
December 29, 2018 and December 30, 2017	(52 Weeks)	(52 weeks)	(52 weeks)	2018	2017
Net cash provided by (used in):
Operating activities	$171,686	$150,263	$159,147	$21,423	$(8,884)
Investing activities	(109,269)	(92,838)	(96,282)	(16,431)	3,444
Financing activities	(33,354)	(67,534)	(61,766)	34,180	(5,768)

Operating

Cash flows from operating activities increased in 2019 as compared to 2018 and decreased in 2018 as compared to 2017.  The increase in cash from Operating activities is attributable to improved profits and a decrease of $7.7 million in inventory from continued supply chain efficiencies.  The change from 2017 to 2018 primarily reflects the increase in income tax payments partially offset by accounts payable.  In addition, in 2017 the negative impact of first quarter long-term incentive payments of $11.8 million were offset by a reduction of $17.1 million of cash paid for income taxes during the year.

Investing

Property and equipment purchases totaled $101.5 million in 2019, compared to $95.6 million in 2018 and $95.9 million in 2017.    As a percentage of sales, capital expenditures totaled 2.9% in 2019, 2.7% in 2018, and 2.8% in 2017.  In 2020, the Company plans to maintain or increase its marketable securities portfolio.

Financing

The Company paid dividends of $33.4 million in 2019, $32.5 million in 2018 and $32.3 million in 2017.  The Company increased its quarterly dividend from 30 cents per share to 31 cents per share in the fourth quarter of 2018.  In 2018 and 2017, payments on the revolving credit agreement increased net cash used in financing activities by $35.0 million and $29.5 million, respectively.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 28, 2019.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$258,577	$47,184	$78,452	$57,319	$75,622
Total	$258,577	$47,184	$78,452	$57,319	$75,622

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

Inventories

Inventories are valued at the lower of cost or net realizable value, using both the retail inventory and average cost methods.  The retail inventory method is commonly used by retail companies to determine cost and calculate gross margin based on applying a cost-to-retail ratio to each similar merchandise category’s ending retail value.  The Company’s center store and pharmacy inventories are valued using last in, first out (LIFO).  The Company’s fresh inventories are valued using average cost.  The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts and to provide for estimated shortages from the last physical count to the financial statement date.

Vendor Allowances

Vendor allowances related to the Company's buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement.  Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods.  Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold.  Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimatable that the incentive target will be reached.  Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract.  Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement.  Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid.  Warehouse and back-haul allowances provided by suppliers for distributing their product through the Company’s distribution system are recorded in cost of sales as the required performance is completed.  Warehouse slotting allowances are recorded in cost of sales when new items are initially set up in the Company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete.  Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Income Taxes

Income taxes are inherently complex and require management’s evaluation and estimates, specifically regarding current and deferred income taxes and uncertain tax positions.  The Company reviews the tax positions taken, or expected to be taken, on tax returns to determine whether, and to what extent, a benefit can be recognized in its Consolidated Financial Statements.  The assessment of the Company’s tax position relies on the judgment of management to estimate the more likely than not merits associated with the Company’s various tax positions.

Leases

The Company leases approximately 52% of its open store facilities under operating leases that expire at various dates through 2035, with the remaining store facilities being owned.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation.  These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.”  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Additionally, the Company has operating leases for certain transportation and other equipment.    The Company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Policies and Estimates (continued)

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported.  The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for occurrences exceeding a $500 thousand specific deductible with a $250 thousand aggregating deductible.  The Company is liable for workers' compensation claims up to $2.0 million per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100 thousand to $1.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 28, 2019	2020	2021	2022	2023	2024	Thereafter	Total	Dec. 28, 2019
Rate sensitive assets:
Fixed interest rate securities	$4,585	$8,540	$4,680	$7,080	$6,915	$17,600	$49,400	$54,337
Average interest rate	1.62%	1.28%	1.33%	1.54%	1.76%	1.97%	1.66%

Other Relevant Market Risks

The Company’s equity securities at December 28, 2019 had a fair value of $9.2 million.  The dividend yield realized on these equity investments was 4.8% in 2019.  By their nature, both the fixed interest rate securities and the equity investments inherently expose the holders to market risk.  The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions.  However, the Company believes that its exposure in this area is not material.

The Company’s revolving credit agreement is exposed to interest rate fluctuations to the extent of changes in the LIBOR rate.  The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility.

Item 8.    Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 28, 2019	December 29, 2018
Assets
Current:
Cash and cash equivalents	$66,871	$37,808
Marketable securities	63,538	54,298
SERP investment	18,935	14,686
Accounts receivable, net	55,764	57,285
Inventories	279,806	280,756
Prepaid expenses and other current assets	23,378	24,289
Total current assets	508,292	469,122
Property and equipment, net	886,928	887,608
Operating lease right-to-use	210,196	-
Goodwill	52,330	52,330
Intangible and other assets, net	17,816	22,951
Total assets	$1,675,562	$1,432,011

Liabilities
Current:
Accounts payable	$180,718	$191,099
Accrued expenses	39,528	45,354
Operating leases	39,114	-
Accrued self-insurance	15,719	15,516
Deferred revenue, net	8,662	7,961
Income taxes payable	8,197	7,283
Total current liabilities	291,938	267,213
Postretirement benefit obligations	22,143	18,110
Accrued self-insurance	17,625	17,795
Operating leases	179,654	-
Deferred income taxes	97,041	90,793
Other	8,416	15,201
Total liabilities	616,817	409,112
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,198,173	1,163,545
Accumulated other comprehensive income
(Net of deferred taxes of $593 in 2019 and $110 in 2018)	1,480	262
	1,209,602	1,173,756
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,058,745	1,022,899
Total liabilities and shareholders’ equity	$1,675,562	$1,432,011

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 28, 2019,	2019	2018	2017
December 29, 2018 and December 30, 2017	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$3,543,299	$3,509,270	$3,466,807
Cost of sales, including advertising, warehousing and distribution expenses	2,605,105	2,574,269	2,554,284
Gross profit on sales	938,194	935,001	912,523
Operating, general and administrative expenses	853,555	852,330	834,004
Income from operations	84,639	82,671	78,519
Investment income (loss) and interest expense	7,054	(1,454)	2,598
Other income (expense)	(3,049)	919	(2,094)
Income before provision for income taxes	88,644	82,136	79,023
Provision for income taxes	20,661	19,398	(19,391)
Net income	$67,983	$62,738	$98,414

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.24	$1.21	$1.20
Basic and diluted earnings per share	$2.53	$2.33	$3.66

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)
For the Fiscal Years Ended December 28, 2019,	2019	2018	2017
December 29, 2018 and December 30, 2017	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$67,983	$62,738	$98,414
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $498, $62 and $19, respectively)	1,255	(177)	(43)
Accumulated change in effective tax rate	-	-	1,042
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $14, $14 and $11, respectively)	(37)	40	29
Other comprehensive income (loss), net of tax	1,218	(137)	1,028
Comprehensive income, net of tax	$69,201	$62,601	$99,442

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 28, 2019,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 29, 2018 and December 30, 2017	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2016	33,047,807	$9,949	$1,062,778	$4,852	6,149,364	$(150,857)	$926,722
Net income	—	—	98,414	—	—	—	98,414
Other comprehensive income tax reform adjustment	—	—	(1,042)	1,042	—	—	—
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	(14)	—	—	(14)
Dividends paid	—	—	(32,278)	—	—	—	(32,278)
Balance at December 30, 2017	33,047,807	$9,949	$1,127,872	$5,880	6,149,364	$(150,857)	$992,844
Net Income	—	—	62,738	—	—	—	62,738
Cumulative effect of accounting principle adoption of ASU 2016-01	—	—	5,481	(5,481)	—	—	—
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	(137)	—	—	(137)
Dividends paid	—	—	(32,546)	—	—	—	(32,546)
Balance at December 29, 2018	33,047,807	$9,949	$1,163,545	$262	6,149,364	$(150,857)	$1,022,899
Net Income	—	—	67,983	—	—	—	67,983
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	1,218	—	—	1,218
Dividends paid	—	—	(33,354)	—	—	—	(33,354)
Balance at December 28, 2019	33,047,807	$9,949	$1,198,173	$1,480	6,149,364	$(150,857)	$1,058,745

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended
(dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$67,983	$62,738	$98,414
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	93,706	93,567	85,415
(Gain) Loss on disposition of fixed assets	782	1,274	(700)
Impairment of fixed assets	-	1,532	-
(Gain) Loss on sale of marketable securities	(51)	54	40
Unrealized (gain) loss in value of equity securities	(1,975)	1,606	-
Deferred income taxes	5,765	3,418	(31,993)
Unrealized (gain) loss in SERP	(135)	1,883	(1,114)
Changes in operating assets and liabilities:
Inventories	950	(1,247)	(2,726)
Accounts receivable and prepaid expenses	2,431	(5,874)	4,045
Accounts payable and other liabilities	(505)	(18,583)	7,742
Income taxes	913	9,330	(422)
Other	1,822	565	446
Net cash provided by operating activities	171,686	150,263	159,147
Cash flows from investing activities:
Purchase of property and equipment	(101,456)	(95,696)	(95,857)
Proceeds from the sale of property and equipment	4,245	1,734	2,246
Purchase of marketable securities	(13,620)	(5,627)	(12,612)
Proceeds from maturities of marketable securities	5,985	6,550	8,442
Proceeds from the sale of marketable securities	1,180	5,834	7,272
Purchase of intangible assets	(1,489)	(3,540)	(3,565)
Change in SERP investment	(4,114)	(2,093)	(2,208)
Net cash used in investing activities	(109,269)	(92,838)	(96,282)
Cash flows from financing activities:
Payments on long-term debt	-	(34,988)	(29,488)
Dividends paid	(33,354)	(32,546)	(32,278)
Net cash used in financing activities	(33,354)	(67,534)	(61,766)
Net increase (decrease) in cash and cash equivalents	29,063	(10,109)	1,099
Cash and cash equivalents at beginning of year	37,808	47,917	46,818
Cash and cash equivalents at end of period	$66,871	$37,808	$47,917

See accompanying notes to Consolidated Financial Statements.  Cash paid for income taxes was $14.1 million, $6.5 million and $13.0 million in 2019, 2018 and 2017, respectively.  Cash paid for interest related to long-term debt was $65 thousand, $383 thousand and $973 thousand in 2019, 2018 and 2017, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924.  The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states.  The Company’s operations are reported as a single reportable segment.  There was no material change in the nature of the Company's business during fiscal 2019.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December.  Fiscal 2019 was comprised of 52 weeks, ending on December 28, 2019.  Fiscal 2018 was comprised of 52  weeks, ending on December 29, 2018.  Fiscal 2017 was comprised of 52  weeks, ending on December 30, 2017.  References to years in this Annual Report relate to fiscal years.

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

The Company considers investments with an original maturity of three months or less to be cash equivalents.  Investment amounts classified as cash equivalents as of December 28, 2019 and December 29, 2018 totaled $32.9 million and $5.4 million, respectively.

Consumer electronic payments accepted at the point of sale, including all credit card, debit card and electronic benefits transfer transactions that process in three days or less are classified as cash equivalents.  Consumer electronic payment amounts classified as cash equivalents as of December 28, 2019 and December 29, 2018 totaled $23.1 million and $23.6 million, respectively.

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

Equity securities are measured at fair value and the unrealized holding gains and losses are recorded in investment income (loss) and interest expense. The Company recognized a $2.0 million gain in 2019 and a $1.6 million loss in 2018.

(g)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $2.8 million and $2.1 million as of December 28, 2019 and December 29, 2018, respectively.  The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants.  The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(h)  Inventories

Inventories are valued at the lower of cost or net realizable value, using both the retail inventory and average cost methods.  The retail inventory method is commonly used by retail companies to determine cost and calculate gross margin based on applying a cost-to-retail ratio to each similar merchandise category’s ending retail value.  The Company’s center store and pharmacy inventories are valued using last in, first out (LIFO).  The Company’s fresh inventories are valued using average cost.  The Company evaluates inventory shortages throughout the year based on actual physical counts in its facilities.  Allowances for inventory shortages are recorded based on the results of these counts and to provide for estimated shortages from the last physical count to the financial statement date.

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

(j)  Leases

The Company leases approximately 52% of its open store facilities under operating leases that expire at various dates through 2035, with the remaining store facilities being owned.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation.  These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.”  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Additionally, the Company has operating leases for certain transportation and other equipment.  The Company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

(k)  Goodwill and Intangible Assets

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

The Company’s intangible assets and related accumulated amortization at December 28, 2019 and December 29, 2018 consisted of the following:

		December 28, 2019			December 29, 2018
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Liquor licenses	$14,905	$-	$14,905	$14,226	$-	$14,226
Asset acquisitions and other	5,083	2,888	2,195	11,870	4,975	6,895
Total	$19,988	$2,888	$17,100	$26,096	$4,975	$21,121

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 10 years for customer lists.  Estimated amortization expense for the next five fiscal years is approximately $455 thousand in 2020,  $444 thousand in 2021,  $314 thousand in 2022, and $310 thousand in 2023 and 2024, respectively.  As of December 28, 2019, the Company’s intangible assets with indefinite lives consisted of goodwill and liquor licenses.

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

In accordance with Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company recorded a pre-tax charge of $1.5 million in the fourth quarter of 2018 for the impairment of long-lived assets, including equipment and leasehold improvements. The charge was a result of management determining that the net book value of this property was less than the recoverable value.  This charge was included as a component of "Operating, general and administrative expenses."  Management determined that no assets met the impairment criteria as of December 28, 2019.

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

(m)  Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims.  The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported.  The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for occurrences exceeding a $500 thousand specific deductible with a $250 thousand aggregating deductible.  The Company is liable for workers' compensation claims up to $2.0 million per claim.  Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100 thousand to $1.0 million.  Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

(p)  Revenue Recognition

Revenue from the sale of products to the Company’s customers is recognized at the point of sale.  Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold.  Periodically, the Company will run a point-based sales incentive program that rewards customers with future sales discounts.  The Company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software.  Sales are reduced rationally and systematically by these estimates over the life of the program.  Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts.  The Company records “Deferred revenue” for the sale of gift cards and revenue is recognized in “Net sales” at the time of customer redemption for products.  Gift card breakage income is recognized in “Operating, general and administrative expenses” based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote.  Sales tax is excluded from “Net sales.”  The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction.  Merchandise return activity is immaterial to revenues due to products being returned quickly and the relatively low unit cost.

(q)  Cost of Sales, Including Advertising, Warehousing and Distribution Expenses

“Cost of sales, including advertising, warehousing and distribution expenses” consists of direct product costs (net of discounts and allowances), advertising (net of vendor paid cooperative advertising credits), distribution center and transportation costs, as well as manufacturing facility operations.  Advertising costs, net of vendor paid cooperative advertising credits, are expensed as incurred which are primarily funded by vendor cooperative advertising credits and occur in the same period as the product is sold.

(r)  Vendor Allowances

Vendor allowances related to the Company's buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement.  Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods.  Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold.  Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached.  Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract.  Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement.  Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid.  Warehouse and back-haul allowances provided by suppliers for distributing their product through the Company’s distribution system are recorded in cost of sales offsetting costs incurred.  Warehouse slotting allowances are recorded in cost of sales when new items are initially set up in the Company's distribution system, which is when the related expenses are incurred and performance under the agreement is complete.  Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Vendor allowances recorded as credits in cost of sales totaled $130.4 million in 2019,  $132.0 million in 2018 and $131.1 million in 2017.  Vendor paid cooperative advertising credits totaled $24.8 million in 2019,  $19.4 million in 2018 and $19.2 million in 2017.  These credits were netted against advertising costs within “Cost of Sales, including Advertising, Warehousing and Distribution expenses.”  The Company had accounts receivable due from vendors of $1.0 million and $1.6 million for earned advertising credits and $9.5 million and $12.8 million for earned promotional discounts as of December 28, 2019 and December 29, 2018, respectively.  The Company had $5.4 million and $7.4 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 28, 2019 and December 29, 2018, respectively.

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

(t)  Advertising Costs

The Company expenses advertising costs as incurred.  The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $30.3 million in 2019,  $30.5 million in 2018 and $31.0 million in 2017 in “Cost of Sales, including Advertising, Warehousing and Distribution Expenses.”

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

(v)  Current Relevant Accounting Standards

The Company adopted ASU 2016-02 Leases (Topic 842) effective December 30, 2018.  The ASU requires lessees to recognize assets and liabilities for the rights and obligations created by their leases with lease terms geater than 12 months.  During 2018, the ASU was amended to permit the election of transitional provisions, including the elimination of the requirement to restate reporting periods prior to the date of adoption.  The Company has adopted the standard using transitional provisions and has elected practical expedients to not reassess the original conclusions reached regarding lease identification, lease classification and initial direct costs.  The adoption had a significant impact on the Company’s Consolidated Balance Sheets, resulting in $202 million and $211 million of the operating lease right-to-use assets and lease liabilities, respectively.  There are no significant changes to the Consolidated Statements of Comprehensive Income or Consolidated Statements of Cash Flows.  See Note 5 for additional disclosures on the adoption.

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

The Company’s marketable securities valued using Level 1 inputs include three public company equity securities, for which quoted market prices are available.  The Company’s bond portfolio is valued using Level 2 inputs.  The Company’s municipal bonds are valued using a combination of pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs, which are considered Level 2 inputs.

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment advisory firm(s), which include various third-party pricing services.  These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value.

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The Company recognized investment income of $7.1 million and loss of $1.2 million which included an unrealized gain in equity securities of $2.0 million and loss in equity securities of $1.6 million in the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

Marketable securities, as of December 28, 2019 and December 29, 2018, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2019	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$9,201
Level 2
Municipal bonds	$52,264	$2,091	$(18)	54,337
	$52,264	$2,091	$(18)	$63,538

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 29, 2018	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,226
Level 2
Municipal bonds	$46,699	$426	$(53)	47,072
	$46,699	$426	$(53)	$54,298

Maturities of marketable securities classified as available-for-sale at December 28, 2019, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$4,666	$4,678
Due after one year through five years	28,773	29,535
Due after five years through ten years	18,825	20,124
	$52,264	$54,337

WEIS MARKETS, INC.

Note 2    Marketable Securities (continued)

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods.  Participants in the plans earn a return on their deferrals based on mutual fund investments.  The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans.  Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The changes in the underlying liability to the associates are recorded in “Other income (expense).”

WEIS MARKETS, INC.

Note 3    Inventories

Merchandise inventories, as of December 28, 2019 and December 29, 2018, were valued as follows:

(dollars in thousands)	2019	2018
LIFO	$204,043	$211,911
Average cost	75,763	68,845
	$279,806	$280,756

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances.  If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $70.7 million and $76.5 million higher than as reported on the above methods as of December 28, 2019 and December 29, 2018, respectively.  During 2019 and 2018, the Company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4    Property and Equipment

Property and equipment, as of December 28, 2019 and December 29, 2018, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2019	2018
Land		$137,977	$133,386
Buildings and improvements	10-60	736,812	713,128
Equipment	3-12	1,096,252	1,069,616
Leasehold improvements	5-20	217,664	224,231
Total, at cost		2,188,705	2,140,361
Less accumulated depreciation and amortization		1,301,777	1,252,753
		$886,928	$887,608

WEIS MARKETS, INC.

Note 5    Lease Commitments

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

As of December 28, 2019, the Company leased approximately 52% of its open store facilities under operating leases that expire at various dates through 2035, with the remaining store facilities being owned.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation.  These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.”  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the fiscal year ended December 28, 2019.

(dollars in thousands)	2019
Operating lease cost	$46,063
Variable lease cost	10,998
Lease or sublease income	(7,749)
Net lease cost	$49,312

The following is a schedule by years of the future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received as of December 28, 2019.

(dollars in thousands)	Leases	Subleases
2020	$47,184	(4,044)
2021	42,607	(3,480)
2022	35,845	(2,901)
2023	31,063	(2,308)
2024	26,256	(1,663)
Thereafter	75,622	(6,336)
Total Lease Payments	$258,577	(20,732)
Less: Interest	39,809	-
Present value of lease liabilities	218,768	(20,732)

The following is a schedule of weighted-average remaining lease terms and weighted-average discount rates as of December 28, 2019 and December 30, 2018.

Lease Term and Discount Rate	December 28, 2019	December 30, 2018
Weighted-average remaining lease term	4.44	4.69
Weighted-average discount rate	3.47%	3.84%

Prior to the adoption of the ASU, leases generally provide for fixed annual rentals, minimum annual rentals, contingent rentals and sublease income.

Rent expense and income on all leases for the fiscal years ended December 29, 2018 and December 30, 2017 consisted of:

(dollars in thousands)	2018	2017
Minimum annual rentals	$47,253	$46,804
Contingent rentals	419	432
Lease or sublease income	(7,757)	(7,612)
	$39,915	$39,624

WEIS MARKETS, INC.

Note 6    Retirement Plans

The Company has a qualified retirement savings plan, the Weis Markets, Inc. Retirement Savings Plan, covering substantially all associates.  The plan has a contributory component as well as a noncontributory profit-sharing component for certain associates.  The noncontributory component covers eligible associates which included certain salaried associates, store management and administrative support personnel.  The Company also has a non-qualified supplemental retirement plan covering highly compensated employees of the Company.  The Company’s policy is to fund retirement plan costs as accrued, with the exception of the deferred compensation plan.  Employer contributions to the qualified retirement plan are made at the sole discretion of the Company.

Retirement plan costs:

(dollars in thousands)	2019	2018	2017
Retirement savings plan	3,434	3,525	3,343
Deferred compensation plan	801	508	813
Supplemental executive retirement plan	498	390	531
	$4,733	$4,423	$4,687

The Company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy.  Currently, there are no active officers in the plan.  The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate.  The plan is unfunded and accounted for on an accrual basis.  The recorded liability at December 28, 2019 is $4.2 million which is based on expected payments to be made over the remaining lives of the beneficiaries.  This amount is included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets.  The expected payment amounts are approximately $1.0 million for 2020 and for the years thereafter dependent on the lives of the beneficiaries.

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates.  This plan is designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service.  This plan is unfunded and accounted for on an accrual basis.  Participants in this plan are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan once their yearly earnings exceed the IRS highly compensated threshold.  The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion.  The allocation among the various plan participants is made in both flat dollar amounts and in relationship to their compensation.  Plan participants are 100% vested in their accounts after three years of service with the Company.  Benefits are distributed among participants upon termination or retirement.  Substantial risk of benefit forfeiture does exist for participants in this plan.  The present value of accumulated benefits amounted to $19.0 million and $14.7 million at December 28, 2019 and December 29, 2018, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

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

The following table represents net sales by type of product for years ending December 28, 2019, December 29, 2018 and December 30, 2017.

	52 Weeks Ended
(dollars in thousands)	December 28, 2019		December 29, 2018		December 30, 2017
Grocery	$3,068,754	86.6%	$3,063,218	87.3%	$3,041,481	87.7%
Pharmacy	337,233	9.5	314,584	9.0	309,079	8.9
Fuel	127,828	3.6	125,993	3.6	109,467	3.2
Manufacturing	9,484	0.3	5,475	0.1	6,780	0.2

Total net sales	$3,543,299	100.0%	$3,509,270	100.0%	$3,466,807	100.0%

WEIS MARKETS, INC.

Note 8  Prior Year Reclassifications

As of December 28, 2019, the Company reclassified non-service components of the Supplemental Executive Retirement Plan (SERP) benefit obligation separately from the service cost component. These non-service components in the amounts of $3.0 million, $(0.9) million and $2.1 million as of December 28, 2019, December 29, 2018 and December 30, 2017, respectively, were reclassified to “Other income (expense)”.  The Company recognizes service cost components in “Operating, general and administrative costs”.

The table below summarizes the effect of the reclassifications of previously reported Consolidated Financial Statements for the fiscal years ended December 29, 2018 and December 30, 2017.

	December 29, 2018			December 30, 2017
Consolidated Statements of Income	As Previously			As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted	Reported	Reclassifications	As Adjusted
Operating, general and administrative expenses	$851,411	$919	$852,330	$836,098	$(2,094)	$834,004
Income from operations	83,590	(919)	82,671	76,425	2,094	78,519
Other income (expense)	-	919	919	-	(2,094)	(2,094)

Note 9    Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities.  The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 30, 2017	$5,880

Amount reclassified to retained earnings for equity unrealized gain (adoption of ASU 2016-01)	(5,481)
Other comprehensive loss before reclassifications	(177)
Amounts reclassified from accumulated other comprehensive income	40
Net current period other comprehensive Income	(5,618)
Accumulated other comprehensive income balance as of December 29, 2018	$262

Other comprehensive income before reclassifications	1,255
Amounts reclassified from accumulated other comprehensive income	(37)
Net current period change in other comprehensive income	1,218
Accumulated other comprehensive income balance as of December 28, 2019	$1,480

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended December 28, 2019,  December 29, 2018 and December 30, 2017.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
(dollars in thousands)	Location	2019	2018	2017
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income and interest expense	$(51)	$(54)	$(40)
	Provision for income taxes	14	14	11
Total amount reclassified, net of tax		$(37)	$(40)	$(29)

WEIS MARKETS, INC.

Note 10    Income Taxes

The provision (benefit) for income taxes consists of:

(dollars in thousands)	2019	2018	2017
Current:
Federal	$11,779	$11,385	$10,630
State	3,117	4,594	1,972
Deferred:
Federal	6,636	6,059	(34,659)
State	(871)	(2,640)	2,666
	$20,661	$19,398	$(19,391)

The reconciliation of income taxes computed at the federal statutory rate of 21% in 2019 and 2018, respectively, and 35% in 2017.

Ending deferred tax liability has been computed at the federal statutory rate of 21% due to the Tax Reform.

(dollars in thousands)	2019	2018	2017
Income taxes at federal statutory rate	$18,615	$17,249	$27,658
State income taxes, net of federal income tax benefit	1,333	639	1,306
Nondeductible employee-related expenses	1,974	768	1,828
2017 tax reform	-	657	(49,336)
Other	(1,261)	85	(847)
Provision for income taxes (effective tax rate 23.3%, 23.6% and (24.5)%, respectively)	$20,661	$19,398	$(19,391)

The effective income tax rate was 23.3%,  23.6% and negative 24.5% in 2019, 2018, and 2017, respectively.  The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes.  On December 22, 2017, the U.S. Government enacted the Tax Cuts and Jobs Act (the “Tax Reform”).  The Tax Reform significantly impacted the Company’s effective income tax rate by reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018 and allowing immediate expensing of qualified assets placed into service after September 27, 2017.  Other elements of the Tax Reform have minor impacts, however the above mentioned decreased deferred income tax by $49.3 million during 2017.

Cash paid for federal income taxes was $11.3 million, $4.5 million $12.0 million and in 2019, 2018 and 2017 respectively.    Cash paid for state income taxes was $2.8 million, $2.1 million and $1.0 million in 2019, 2018 and 2017 respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 28, 2019 and December 29, 2018, are:

(dollars in thousands)	2019	2018
Deferred tax assets:
Accounts receivable	$749	$588
Compensated absences	-	355
Employment incentives	1,405	842
Employee benefit plans	4,853	4,914
General liability insurance	2,778	2,702
Postretirement benefit obligations	5,767	5,272
Net operating loss carryforwards	6,582	8,030
Other	8,136	7,967
Total deferred tax assets	30,270	30,670
Deferred tax liabilities:
Inventories	(13,072)	(9,828)
Unrealized gains on marketable securities	(2,851)	(1,809)
Nondeductible accruals and other	(5,252)	(5,274)
Depreciation	(106,136)	(104,552)
Total deferred tax liabilities	(127,311)	(121,463)
Net deferred tax liability	$(97,041)	$(90,793)

WEIS MARKETS, INC.

Note 10    Income Taxes (continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2019	2018
Unrecognized tax benefits at beginning of year	$6,405	$4,691
Increases based on tax positions related to the current year	1,769	1,714
Additions for tax positions of prior year	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Expiration of the statute of limitations for assessment of taxes	(1,562)	-
Unrecognized tax benefits at end of year	$6,612	$6,405

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.8 million in 2019,  $1.7 million in 2018 and $1.6 million in 2017.

The Company or one of its subsidiaries files tax returns in the United States and various state jurisdictions.  The tax years subject to examination in the United State and in Pennsylvania, where the majority of the Company's revenues are generated, are 2016 to 2019.

The Company has net operating loss carryforwards of $83.4 million available for state income tax purposes.  The net operating losses will begin to expire starting in 2027.  The Company expects to fully utilize these net operating loss carryforwards.

Note 11    Summary of Quarterly Results (Unaudited)

Quarterly financial data for 2019 and 2018 are as follows:

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 30, 2019	June 29, 2019	September 28, 2019	December 28, 2019
Net sales	$876,718	$887,967	$876,222	$902,392
Gross profit on sales	229,552	236,670	232,825	239,147
Net income	14,304	20,475	14,319	18,885
Basic and diluted earnings per share	$.53	$.76	$.53	$.70

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 31, 2018	June 30, 2018	September 29, 2018	December 29, 2018
Net sales	$876,106	$871,100	$869,076	$892,988
Gross profit on sales	234,907	240,295	232,340	227,459
Net income	16,191	19,095	14,207	13,245
Basic and diluted earnings per share	$.60	$.71	$.53	$.49

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

Note 13    Commitments and Contingencies

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

WEIS MARKETS, INC.

Note 14    Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on August 21, 2019 and matures on September 1, 2022.  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million.  As of December 28, 2019, the availability under the revolving credit agreement was $18.8 million, net of $11.2 million letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $55 thousand and $288 thousand for 2019 and 2018, respectively.

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and its subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the 52 week periods ended December 28, 2019, December 29, 2018 and December 30, 2017, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for the 52 week periods ended December 28, 2019, December 29, 2018 and December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2020 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases effective December 30, 2018 due to the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), using the modified retrospective transition method.

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

March 12, 2020

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Weis Markets, Inc.'s (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the 52 week periods ended December 28, 2019, December 29, 2018 and December 30, 2017, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index, and our report dated March 12, 2020 expressed an unqualified opinion.

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

March 12, 2020

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act).  Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2019.

RSM US LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 28, 2019. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 28, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company implemented additional internal controls to ensure proper assessment and accounting for the impact of the new accounting standard relating to leases on the financial statements, which became effective on December 30, 2018.

Item 9b.    Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

WEIS MARKETS, INC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Information about our Executive Officers,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2020 are incorporated herein by reference.

Item 11.    Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2020 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2020 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2020 are incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 12, 2020 is incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules:

(a)(1)-    The Company’s 2019 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2)-  Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 44 of this Annual Report on Form 10-K

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

WEIS MARKETS, INC.

Item 15.    Exhibits, Financial Statement Schedules: (continued)

(a)(3)  A listing of exhibits filed or incorporated by reference is as follows:

Exhibit No.	Exhibits
3-A	Articles of Incorporation, filed as exhibit 4.1 in Form S-8 on September 13, 2002 and incorporated herein by reference.
3-B	By-Laws, filed as exhibit under Part IV, Item 14(c) in the Annual Report on Form 10-K for the fiscal year ended December 29, 2001 and incorporated herein by reference.
4-A	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed with this Annual Report on Form 10-K.
10-A	Retirement Savings Plan, filed with this Annual Report on Form 10-K.*
10-B	Supplemental Executive Retirement Plan, filed with this Annual Report on Form 10-K. *
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

Executive Employment Agreement between the Company and Jonathan H Weis, Chairman, President and Chief Executive Officer, signed on November 15, 2019 effective January 1, 2020 and continuing thereafter through December 31, 2023, filed as Exhibit 10.1 to Form 8-K November 18, 2019 and incorporatetd herein by reference. *

10-J

Chief Executive Office Incentive Award Plan between the Company and Jonathan H Weis, Chairman, President and Chief Executive Officer, signed on November 15, 2019 effective January 1, 2020 and continuing thereafter through December 31, 2023, filed as Exhibit 10.2 to Form 8-K November 18, 2019 and incorporated herein by reference. *

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

WEIS MARKETS, INC.

Item 15(c)(3).    Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(dollars in thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Accounts		Deductions	End of
Description	of Period	Expenses	Describe		Describe (1)	Period
Fiscal Year ended December 28, 2019:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,090	$1,975	$	---	$1,308	$2,757

Fiscal Year ended December 29, 2018:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,946	$1,144	$	---	$1,000	$2,090

Fiscal Year ended December 30, 2017:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,455	$2,176	$	---	$1,685	$1,946

(1) Deductions are uncollectible accounts written off, net of recoveries.

Item 16.    Form 10-K Summary:

None.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	3/12/2020	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	3/12/2020	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(principal executive officer)

Date	3/12/2020	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date	3/12/2020	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development
and Secretary
and Director

Date	3/12/2020	/S/Dennis G. Hatchell
Dennis G. Hatchell
Director

Date	3/12/2020	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date	3/12/2020	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date	3/12/2020	/S/Jeanette R. Rogers
Jeanette R. Rogers
Vice President, Corporate Controller
(principal accounting officer)