Form 10-Q
period 2020-03-28
WEIS MARKETS INC
filed 2020-05-07
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

As of May 7, 2020, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	March 28, 2020	December 28, 2019
Assets
Current:
Cash and cash equivalents	$158,279	$66,871
Marketable securities	62,049	63,538
SERP investment	16,350	18,935
Accounts receivable, net	56,952	55,764
Inventories	233,421	279,806
Prepaid expenses and other current assets	24,683	23,378
Total current assets	551,734	508,292
Property and equipment, net	886,856	886,928
Operating lease right-to-use	207,735	210,196
Goodwill	52,330	52,330
Intangible and other assets, net	17,709	17,816
Total assets	$1,716,364	$1,675,562

Liabilities
Current:
Accounts payable	$208,027	$180,718
Accrued expenses	35,382	39,528
Operating leases	38,741	39,114
Accrued self-insurance	15,797	15,719
Deferred revenue, net	6,337	8,662
Income taxes payable	17,525	8,197
Total current liabilities	321,809	291,938
Postretirement benefit obligations	18,721	22,143
Accrued self-insurance	17,621	17,625
Operating leases	177,371	179,654
Deferred income taxes	97,056	97,041
Other	6,601	8,416
Total liabilities	639,179	616,817
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,216,524	1,198,173
Accumulated other comprehensive income
(Net of deferred taxes of $629 in 2020 and $593 in 2019)	1,569	1,480
	1,228,042	1,209,602
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,077,185	1,058,745
Total liabilities and shareholders’ equity	$1,716,364	$1,675,562

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands, except shares and per share amounts)	March 28, 2020	March 30, 2019
Net sales	$985,820	$876,718
Cost of sales, including advertising, warehousing and distribution expenses	721,673	647,166
Gross profit on sales	264,147	229,552
Operating, general and administrative expenses	226,719	211,732
Income from operations	37,428	17,820
Investment income (loss) and interest expense	(4,019)	2,895
Other income (expense)	2,676	(1,841)
Income before provision for income taxes	36,085	18,874
Provision for income taxes	9,396	4,570
Net income	$26,689	$14,304

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.31	$0.31
Basic and diluted earnings per share	$0.99	$0.53

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 28, 2020	March 30, 2019
Net income	$26,689	$14,304
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $38 and $243, respectively for the thirteen Weeks Ended)	95	621
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $2 and $0, respectively for the thirteen Weeks Ended)	(6)	-
Other comprehensive income gain (loss), net of tax	89	621
Comprehensive income, net of tax	$26,778	$14,925

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(dollars in thousands, except shares)				Other			Total
For Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
March 28, 2020 and March 30, 2019	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 28, 2019	33,047,807	$9,949	$1,198,173	$1,480	6,149,364	$(150,857)	$1,058,745
Net Income	—	—	26,689	—	—	—	26,689
Other comprehensive loss, net of
reclassification adjustments and tax	—	—	—	89	—	—	89
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at March 28, 2020	33,047,807	$9,949	$1,216,524	$1,569	6,149,364	$(150,857)	$1,077,185

Balance at December 29, 2018	33,047,807	$9,949	$1,163,545	$262	6,149,364	$(150,857)	$1,022,899
Net income	—	—	14,304	—	—	—	14,304
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	621	—	—	621
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at March 30, 2019	33,047,807	$9,949	$1,169,510	$883	6,149,364	$(150,857)	$1,029,485

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$26,689	$14,304
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	23,886	23,125
Loss on disposition of fixed assets	1,425	608
(Gain) on sale of marketable securities	(8)	-
Unrealized (gain) loss in value of equity securities	1,922	(625)
Deferred income taxes	(21)	(1,014)
Unrealized (gain) loss in SERP	2,676	(1,008)
Changes in operating assets and liabilities:
Inventories	46,385	138
Accounts receivable and prepaid expenses	(2,492)	9,894
Accounts payable and other liabilities	14,919	(18,912)
Income taxes	9,329	5,553
Other	53	588
Net cash provided by operating activities	124,763	32,651
Cash flows from investing activities:
Purchase of property and equipment	(24,848)	(24,444)
Proceeds from the sale of property and equipment	161	84
Purchase of marketable securities	(2,079)	(3,960)
Proceeds from maturities of marketable securities	1,800	235
Purchase of intangible assets	41	(540)
Change in SERP investment	(91)	(1,708)
Net cash used in investing activities	(25,016)	(30,333)
Cash flows from financing activities:
Dividends paid	(8,339)	(8,339)
Net cash used in financing activities	(8,339)	(8,339)
Net increase (decrease) in cash and cash equivalents	91,408	(6,021)
Cash and cash equivalents at beginning of year	66,871	37,808
Cash and cash equivalents at end of period	$158,279	$31,787

See accompanying notes to Consolidated Financial Statements.  In the first thirteen weeks of 2020, there was $89 thousand cash paid for income taxes compared to $51 thousand in 2019 for the same period.  Cash paid for interest related to long-term debt was $10 thousand and $36 thousand in the first thirteen weeks of 2020 and 2019, respectively.

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

(2) Current Relevant Accounting Standards

The Company regularly monitors recently issued accounting standards and assesses their applicability and impact.  The Company believes that there are no accounting standard updates that have or will have a material or significant impact on the Company's accounting policies.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held.  Dividends from the equity securities are recognized as received.  Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income.  The Company recognized investment  loss of $4.0 million in the first quarter of 2020, which included an unrealized loss in equity securities of $1.9 million. In the thirteen weeks ending March 30,  2019, the Company recognized investment income of $2.9 million, which included unrealized gains in equity securities of $625 thousand.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3)  Marketable Securities (continued)

Marketable securities, as of March 28, 2020 and December 28, 2019, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 28, 2020	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,278
Level 2
Municipal bonds	$52,572	$2,272	$(73)	54,771
	$52,572	$2,272	$(73)	$62,049

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2019	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$9,201
Level 2
Municipal bonds	$52,264	$2,091	$(18)	54,337
	$52,264	$2,091	$(18)	$63,538

Maturities of marketable securities classified as available-for-sale at March 28, 2020, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$5,437	$5,457
Due after one year through five years	28,190	28,996
Due after five years through ten years	18,945	20,318
	$52,572	$54,771

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

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 28, 2019	$1,480

Other comprehensive income before reclassifications	95
Amounts reclassified from accumulated other comprehensive income	(6)
Net current period change in other comprehensive income	89
Accumulated other comprehensive income balance as of March 28, 2020	$1,569

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended March 28, 2020 and March 30, 2019.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended
(dollars in thousands)	Location	March 28, 2020	March 30, 2019
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income (loss) and interest expense	$(8)	$-
	Provision for income taxes	2	-
Total amount reclassified, net of tax		$(6)	$-

(5) Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on August 21, 2019 and matures on September 1, 2022.  The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million.  As of March 28, 2020, the availability under the revolving credit agreement was $24.0 million, net of $6.0 million letters of credit.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $9 thousand and $18 thousand in the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively.

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

The following table represents net sales by type of product for the thirteen-week periods ending March 28, 2020 and March 30, 2019:

	13 Weeks Ended
(dollars in thousands)	March 28, 2020		March 30, 2019
Grocery	$863,747	87.6%	$766,901	87.5%
Pharmacy	89,333	9.1	81,781	9.3
Fuel	29,967	3.0	26,465	3.0
Manufacturing	2,773	0.3	1,571	0.2

Total net sales	$985,820	100.0%	$876,718	100.0%

(7) Leases

As of March 28, 2020, the Company leased approximately 51% of its open store facilities under operating leases that expire at various dates through 2035, with the remaining store facilities being owned.  These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation.  These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.”  Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years.  Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities.  Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen weeks ended March 28, 2020 and March 30, 2019.

(dollars in thousands)	2020	2019
Operating lease cost	$11,504	$11,641
Variable lease cost	2,667	2,643
Lease or sublease income	(2,037)	(1,874)
Net lease cost	$12,134	$12,410

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) Prior Year Reclassification

As of December 28, 2019, the Company reclassified non-service components of the Supplemental Executive Retirement Plan (SERP) benefit obligation separately from the service cost component. These non-service components totaling $1.8 million as of March 30, 2019 were reclassified to “Other income (expense)”.  The Company recognizes service cost components in “Operating, general and administrative costs”.

The tables below summarize the effects of the reclassifications of previously reported Consolidated Financial Statements for the fiscal quarter ended March 30, 2019.

	March 30, 2019
Consolidated Statements of Income	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Operating, general and administrative expenses	$213,573	$(1,841)	$211,732
Income from operations	15,979	1,841	17,820
Other income (expense)	-	(1,841)	(1,841)

	March 30, 2019
Consolidated Statements of Cash Flows	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Unrealized (gain) loss in SERP	$-	$(1,008)	$(1,008)
Net cash provided by operating activities	33,659	(1,008)	32,651
Change in SERP investment	(2,716)	1,008	(1,708)
Net cash used in investing activities	(31,341)	1,008	(30,333)

(9) COVID-19

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic.  The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical area in which the Company operates.  On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the novel coronavirus pandemic.

The Company’s business being deemed essential resulted in incremental financial performance that may not be indicative of future financial results and there remains uncertainty and increased risks concerning its employees, customers, supply chain and government regulation (see Forward-Looking Statements).

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2019, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Company Summary

Weis Markets is a conventional supermarket chain that operates 197 retail stores with over 23,500 associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia.  Its products include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products.  The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; and Loyalty programs.  The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third-party fuel station partners.

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic.  The Company’s business was deemed essential and thus its stores have remained open during this time period, and sales, costs and profits have increased.  Although the Company sees similar sales and profit results extending into the beginning of the next quarter, the Company is not able to speculate how the ensuing economy or unknown future related expenses will affect it after the governmental novel coronavirus pandemic measures have ended.  The closure of other food sources and government stimulus payments to affected individuals have been accretive to our sales; however, the Company also faces new and increased risks  concerning its employees, government regulation and supply chain (see Forward-Looking Statements, below).

The Company advertises its products and promotes its brand through radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications.  Printed circulars have been used extensively on a weekly basis to advertise featured items.  The Company promotes by using Everyday Lower Price, Low Price Guarantee, Low, Low Price and utilizes a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and in-store and fuel rewards.  During the current novel coronavirus pandemic, the Company has eliminated its use of weekly newspaper circulars which resulted in a cost savings. At this point the Company has not determined if its use of printed circulars will be continued after the end of the pandemic.

Utilizing its own centrally located distribution center and transportation fleet, Weis Markets self distributes approximately 67% of product with the remaining being supplied by direct store vendors.  In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products primarily for the Company’s stores but serve other companies as well.  The corporate offices are located in Sunbury, PA where the Company was founded in 1912.  The Company has implemented current CDC guidelines to attempt to ensure the continuity of its distribution center and fleet.

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” ordering with curbside pickup and home delivery.  In the first quarter of 2020, the Company offered Weis 2 Go Online curbside pickup in 153 of its locations.  During the third quarter of 2018 the Company began offering home delivery with Shipt, and currently offers this convenience to customers in 173 different locations.  Due to the surge in volume created by the novel coronavirus pandemic, the Company temporarily disabled Weis 2 Go Online on March 14, 2020 but maintained home delivery service through Shipt.  All stores have resumed curbside pickup as of April 5, 2020.  During the pandemic weekly sales through Weis 2 Go Online have increased between 200 and 400 percent.

In response to the novel coronavirus pandemic, the Company has implemented a COVID-19 prevention program to focus on providing a safe work and shopping environment.  These measures include but are not limited to: adjusting store hours, special store hours for the vulnerable and first responders, installing sneeze guards at customer interfacing locations, robust cleaning and sanitizing efforts, social distancing markers, body temperature check stations for employees, and educating employees and customers on the importance of following the Center for Disease Control’s guidelines for illness prevention.

The Company maintains a COVID-19 prevention website at https://www.weismarkets.com/statement-weis-markets-chairman-and-chief-executive-officer.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income
			Percentage Changes
	13 Weeks Ended		2020 vs. 2019
(dollars in thousands except per share amounts)	March 28, 2020	March 30, 2019	13 Weeks Ended
Net sales	$985,820	$876,718	12.4%
Cost of sales, including advertising, warehousing and distribution expenses	721,673	647,166	11.5
Gross profit on sales	264,147	229,552	15.1
Gross profit margin	26.8%	26.2%
Operating, general and administrative expenses	226,719	211,732	7.1
O, G & A, percent of net sales	23.0%	24.2%
Income from operations	37,428	17,820	110.0
Operating margin	3.8%	2.0%
Investment income and interest expense	(4,019)	2,895	(238.8)
Investment income and interest expense, percent of net sales	(0.4)%	0.3%
Other income (expense)	2,676	(1,841)	245.4
Other income (expense), percent of net sales	0.3%	(0.2)%
Income before provision for income taxes	36,085	18,874	91.2
Income before provision for income taxes, percent of net sales	3.7%	2.2%
Provision for income taxes	9,396	4,570	105.6
Effective income tax rate	26.0%	24.2%
Net income	$26,689	$14,304	86.6%
Net income, percent of net sales	2.7%	1.6%
Basic and diluted earnings per share	$0.99	$0.53	86.8%

Net Sales

Analysis of Sales

Percentage Changes
2020 vs. 2019
March 28, 2020	13 Weeks Ended
Net sales	12.4%
Net sales, excluding fuel sales	12.4
Comparable store sales	12.8
Comparable store sales, excluding fuel sales	12.9
Comparable store sales, adjusted for the novel coronavirus pandemic	1.5
Comparable store sales, adjusted for the novel coronavirus pandemic, excluding fuel sales	1.2%

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

The Company’s first quarter sales benefited from government regulations resulting from the novel coronavirus pandemic.  Management estimates that the incremental sales impact for comparative purposes was approximately $97.9 million and has excluded it from the 2020 comparable store sales total.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Net Sales (continued)

Analysis of Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.1% compared to an increase of 0.9% for the same period last year.  Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.  According to the U.S. Department of Energy, the thirteen-week average price of gasoline in the Central Atlantic States increased 1.8% or $0.05 per gallon in the first quarter of 2020 compared to the same quarter in 2019.

Comparable store sales for the first quarter of 2020 is positive compared to the same period a year ago, adjusted for the impact of the novel coronavirus pandemic, with increases of 1.5% with fuel and 1.2% without fuel.  The Company’s first quarter sales were favorably impacted as a result of increased sales demand related to the novel coronavirus pandemic as well as increasing market share.  For the first two months of the first quarter of 2020, the lack of winter storms decremented sales compared to the same months in 2019.

Although the Company experienced retail inflation and deflation in various commodities for the periods presented, the recent novel coronavirus pandemic has caused uncertainty about future economic conditions and may change future product mix.  Management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.  Management remains confident in its ability to generate sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company's competitive position.

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations.  Increased sales volume resulted in an increase in cost of sales.  Both direct product cost and distribution cost increase when sales volume increases.

Gross profit on sales for the first quarter 2020 is positive when compared to the same period in 2019, with an increase of 0.6%. The increase in gross profit rate is attributable to a change in sales mix along with increased fresh department sell through, which reduced the amount of product loss.

Non-cash LIFO inventory valuation adjustments represent expense of $1.5 million in the first thirteen weeks of 2020, compared to expense of $200 thousand in 2019.  Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the recent novel coronavirus pandemic has caused uncertainty about future economic conditions.  Due to this uncertainty, management has estimated a greater annual increase in LIFO expense than it has in previous years due to expected product cost inflation by year end.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses
The majority of the operating, general and administrative expenses are driven by sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 62% of the total “Operating, general and administrative expenses.”  As a percent of sales, direct store labor decreased 0.8% in the first quarter of 2020 when compared to the same period in 2019.  Due to the novel coronavirus pandemic, the Company’s hiring rate has increased approximately 300% in response to the increase in demand in stores, as well as distribution needs.   The Company also issued a temporary pay increase for essential employees in stores and distribution; hourly store associates are receiving $2 per hour additional wages.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $21.7 million, or 2.2% of net sales during the first quarter of 2020 compared to $21.0 million, or 2.4% of net sales during the first quarter of 2019.  See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
March 28, 2020	(Decrease)	as a % of sales
Direct store labor	3,458	(0.8)%
Fixed expense	1,130	(0.4)

Fixed expenses include occupancy costs, depreciation and amortization and insurance expenses.  Althrough fixed expenses have remained stable from a cost perspective, the increase in sales has caused a decrease in the percent of sales rate.

The majority of the operating, general and administrative expenses as a percent of sales presented for the first quarter of 2020 have benefited in comparison with the 2019 percent of sales due to the increase in sales casued by the novel coronavirus pandemic and, to a lesser degree, the closure of unprofitable stores early in the quarter.  Due to the nature of fixed expenses, management expects less variability when analyzed as a percent of sales, relative to the majority of operating, general and administrative expenses.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

The effective income tax rate was 26.0%  and 24.2% for the first quarter of 2020 and 2019, respectively.  Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on August 21, 2019, with Wells Fargo Bank, NA (the “Credit Agreement”).  The Credit Agreement matures on September 1, 2022 and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million.  As of March 28, 2020, the availability under the revolving credit agreement was $24.0 million with $6.0 million of letters of credit outstanding.  The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 10 years and three long-held high yield, large capitalized public company equity securities.  The portfolio totaled $62.0 million as of March 28, 2020.  Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.  The novel coronavirus pandemic has created volatility in capital markets, which has negatively impacted the Company’s investment portfolio.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $86 million in its capital expansion program in 2020.  However, management’s ability to complete its current plans will depend upon the governmental jurisdictions in which the Company operates and preventative shut down mandates by such jurisdictions regarding the novel coronavirus pandemic.

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends.  The Company has no other commitment of capital resources as of March 28, 2020, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2035.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.  The Company has recently entered into a brokerage agreement with Wells Fargo Securities, LLC to facilitate possible share repurchases.

Quarterly Cash Dividends

At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $0.31 per share, payable on May 26, 2020 to shareholders of record on May 11, 2020.  The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	13 Weeks Ended
(dollars in thousands)	March 28, 2020	March 30, 2019	2020 vs. 2019
Net cash provided by (used in):
Operating activities	$124,763	$32,651	$92,112
Investing activities	(25,016)	(30,333)	5,317
Financing activities	(8,339)	(8,339)	-

Operating

Cash flows from operating activities increased $92.1 million in the first thirteen weeks of 2020 compared to the first thirteen weeks of 2019.  Management attributes this increase to increased sales volume resulting from the novel coronavirus pandemic. Sales and profit increased substantially over the same period last year, while inventory volume has sold down in the distribution center, as well as in stores.

Investing

Property and equipment purchases during the first thirteen weeks of 2020 totaled $24.8 million compared to $24.4 million in the first thirteen weeks of 2019.  As a percentage of sales, capital expenditures were 2.5% in the first thirteen weeks of 2020 and 2.8% in the first thirteen weeks of 2019.  In 2020, the Company plans to maintain or increase its marketable securities portfolio.

Financing

The Company paid dividends of $8.3 million in the first thirteen weeks of 2020 and $8.3 million in the first thirteen weeks of 2019.  The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2019 Annual Report on Form 10-K.  There have been no changes to the Significant Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, the U.S. President declared a National Emergency concerning the disease.  Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic.  Management, at this time, cannot assess the ultimate economic impact to the Company, which will be determined by, among other things, the length of time that such circumstances continue, nor can the Company predict the effects of governmental and public responses to changing conditions.  Below are is a list of risks that management is monitoring:

•	Employees - Reduced workforces due to the temporary inability to work caused by illness, quarantine, or government mandates.
•

Supply Chain – Interruption in the Company’s supply chain due to having to suspend operations at its centrally located distribution center or vendors not being able to supply the Company because of their own suspended operations.

•	Lawsuits – Future litigation arising from issues concerning the novel coronavirus.
•	Future government regulation - Future laws, regulations, interpretations, administrative orders, or applications that may have an adverse impact on the Company’s operations and costs.
•	Customer trends – Changes in the methods in which customers procure the Company’s products.
•	Cyber security – Increased Cyber-attacks due to “work at home” requirements.

.

WEIS MARKETS, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended March 28, 2020.  Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 28, 2019 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 28, 2019 and is incorporated herein by reference.

ITEM 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 28, 2020.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 28, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 1a. RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business common to all businesses, an important update to the risk factors previously disclosed in Item 1a of Part I of our Annual Report on Form 10-K for the year ended December 28, 2019 is listed below, which could materially impact the Company’s future performance.    The risk factor below and the risk factors included in our Annual Report on Form 10-K may be important to understanding statements in this Form 10-Q and should be read in conjunction with the unaudited consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

Our business and operations, and the operations of our suppliers, have been, and may in the future be adversely affected by epidemics or pandemics such as the novel coronavirus (COVID-19) pandemic outbreak.

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption.  The Company’s business was deemed essential during the novel coronavirus pandemic and the Company is committed to maintaining a safe work and shopping environment.  Management, at this time, cannot assess the ultimate economic impact to the Company, which will be determined by, among other things, the length of time that such circumstances continue, nor can the Company predict the effects of governmental and public responses to changing conditions.  The risks and uncertainties surrounding the coronavirus pandemic are broad however below is a list of risks management is monitoring which could have a material impact on the Company’s business:

•	Employees - Reduced workforces due to the temporary inability to work caused by illness, quarantine, or government mandates.
•

Supply Chain – Interruption in the Company’s supply chain due to having to suspend operations at its centrally located distribution center or vendors not being able to supply the Company because of their own suspended operations.

•	Lawsuits – Future litigation arising from issues concerning the novel coronavirus.
•	Future government regulation - Future laws, regulations, interpretations, administrative orders, or applications that may have an adverse impact on the Company’s operations and costs.
•	Customer trends – Changes in the methods in which customers procure the Company’s products.
•	Cyber security – Increased Cyber-attacks due to “work at home” requirements.

WEIS MARKETS, INC.

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

WEIS MARKETS, INC.
(Registrant)

Date:	5/7/2020	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	5/7/2020	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)