Form 10-Q
period 2020-06-27
WEIS MARKETS INC
filed 2020-08-05
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2020
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

As of August 5, 2020, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	June 27, 2020	December 28, 2019
Assets
Current:
Cash and cash equivalents	$108,660	$66,871
Marketable securities	97,256	63,538
SERP investment	19,230	18,935
Accounts receivable, net	48,541	55,764
Inventories	278,456	279,806
Prepaid expenses and other current assets	26,236	23,378
Total current assets	578,379	508,292
Property and equipment, net	887,285	886,928
Operating lease right-to-use	202,840	210,196
Goodwill	52,330	52,330
Intangible and other assets, net	18,296	17,816
Total assets	$1,739,130	$1,675,562

Liabilities
Current:
Accounts payable	$181,088	$180,718
Accrued expenses	35,778	39,528
Operating leases	38,048	39,114
Accrued self-insurance	17,282	15,719
Deferred revenue, net	6,244	8,662
Income taxes payable	32,878	8,197
Total current liabilities	311,318	291,938
Postretirement benefit obligations	21,822	22,143
Accrued self-insurance	17,616	17,625
Operating leases	172,970	179,654
Deferred income taxes	96,416	97,041
Other	7,641	8,416
Total liabilities	627,783	616,817
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,249,657	1,198,173
Accumulated other comprehensive income
(Net of deferred taxes of $1,026 in 2020 and $593 in 2019)	2,598	1,480
	1,262,204	1,209,602
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,111,347	1,058,745
Total liabilities and shareholders’ equity	$1,739,130	$1,675,562

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands, except shares and per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales	$1,098,704	$887,967	$2,084,524	$1,764,686
Cost of sales, including advertising, warehousing and distribution expenses	805,816	651,297	1,527,489	1,298,463
Gross profit on sales	292,888	236,670	557,035	466,223
Operating, general and administrative expenses	236,886	210,373	463,605	422,105
Income from operations	56,002	26,297	93,430	44,118
Investment income (loss) and interest expense	3,066	1,079	(953)	3,975
Other income (expense)	(2,618)	(428)	58	(2,270)
Income before provision for income taxes	56,450	26,948	92,535	45,823
Provision for income taxes	14,978	6,473	24,374	11,043
Net income	$41,472	$20,475	$68,161	$34,780

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.31	$0.31	$0.62	$0.62
Basic and diluted earnings per share	$1.54	$0.76	$2.53	$1.29

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$41,472	$20,475	$68,161	$34,780
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $396 and $179, respectively for the thirteen weeks ended and $433 and $423, respectively for the twenty-six weeks ended)	1,023	454	1,118	1,075
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $2 and $0, respectively for the thirteen weeks ended and $0 and $0, respectively for the twenty-six weeks ended)	6	-	-	-
Other comprehensive income gain (loss), net of tax	1,029	454	1,118	1,075
Comprehensive income, net of tax	$42,501	$20,929	$69,279	$35,855

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(dollars in thousands, except shares)				Other			Total
For Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
June 27, 2020 and June 29, 2019	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at March 28, 2020	33,047,807	$9,949	$1,216,524	$1,569	6,149,364	$(150,857)	$1,077,185
Net Income	—	—	41,472	—	—	—	41,472
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	1,029	—	—	1,029
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at June 27, 2020	33,047,807	$9,949	$1,249,657	$2,598	6,149,364	$(150,857)	$1,111,347

Balance at March 30, 2019	33,047,807	$9,949	$1,169,510	$883	6,149,364	$(150,857)	$1,029,485
Net income	—	—	20,475	—	—	—	20,475
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	454	—	—	454
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at June 29, 2019	33,047,807	$9,949	$1,181,647	$1,337	6,149,364	$(150,857)	$1,042,076

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Twenty-Six weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
June 27, 2020 and June 29, 2019	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 28, 2019	33,047,807	$9,949	$1,198,173	$1,480	6,149,364	$(150,857)	$1,058,745
Net Income	—	—	68,161	—	—	—	68,161
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	1,118	—	—	1,118
Dividends paid	—	—	(16,677)	—	—	—	(16,677)
Balance at June 27, 2020	33,047,807	$9,949	$1,249,657	$2,598	6,149,364	$(150,857)	$1,111,347

Balance at December 29, 2018	33,047,807	$9,949	$1,163,545	$262	6,149,364	$(150,857)	$1,022,899
Net income	—	—	34,780	—	—	—	34,780
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	1,075	—	—	1,075
Dividends paid	—	—	(16,677)	—	—	—	(16,677)
Balance at June 29, 2019	33,047,807	$9,949	$1,181,647	$1,337	6,149,364	$(150,857)	$1,042,076

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(dollars in thousands)	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$68,161	$34,780
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	47,794	46,324
Loss on disposition of fixed assets	1,858	806
Unrealized (gain) loss in value of equity securities	2,013	(848)
Deferred income taxes	(1,057)	(482)
Unrealized (gain) loss in SERP	383	(1,360)
Changes in operating assets and liabilities:
Inventories	1,351	14,413
Accounts receivable and prepaid expenses	4,365	10,762
Accounts payable and other liabilities	(6,302)	(29,423)
Income taxes	24,682	2,147
Other	(4,173)	487
Net cash provided by operating activities	139,075	77,606
Cash flows from investing activities:
Purchase of property and equipment	(49,731)	(44,335)
Proceeds from the sale of property and equipment	277	1,320
Purchase of marketable securities	(33,194)	(4,205)
Proceeds from the sale and maturities of marketable securities	2,675	2,785
Purchase of intangible assets	41	(540)
Change in SERP investment	(677)	(2,116)
Net cash used in investing activities	(80,609)	(47,091)
Cash flows from financing activities:
Dividends paid	(16,677)	(16,677)
Net cash used in financing activities	(16,677)	(16,677)
Net increase (decrease) in cash and cash equivalents	41,789	13,838
Cash and cash equivalents at beginning of year	66,871	37,808
Cash and cash equivalents at end of period	$108,660	$51,646

See accompanying notes to Consolidated Financial Statements. In the first twenty-six weeks of 2020, there was $750 thousand cash paid for income taxes compared to $9.4 million in 2019 for the same period. Cash paid for interest related to long-term debt was $19 thousand and $49 thousand in the first twenty-six weeks of 2020 and 2019, respectively.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $3.1 million in the second quarter of 2020, which included an unrealized loss in equity securities of $91 thousand. In the thirteen weeks ending June 29, 2019, the Company recognized investment income of $1.1 million, which included unrealized gains in equity securities of $223 thousand. In the twenty-six weeks ending June 27, 2020, the Company recognized investment losses of $934 thousand, which included unrealized losses in equity securities of $2 million. In the twenty-six weeks ending June 29, 2019, the Company recognized investment income of $4 million, which included unrealized gains in equity securities of $848 thousand.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3) Marketable Securities (continued)

Marketable securities, as of June 27, 2020 and December 28, 2019, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
June 27, 2020	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,188
Level 2
Municipal bonds	$86,445	$4,535	$(912)	90,068
	$86,445	$4,535	$(912)	$97,256

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2019	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$9,201
Level 2
Municipal bonds	$52,264	$2,091	$(18)	54,337
	$52,264	$2,091	$(18)	$63,538

Maturities of marketable securities classified as available-for-sale at June 27, 2020, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$8,072	$8,108
Due after one year through five years	33,173	34,491
Due after five years through ten years	45,200	47,469
	$86,445	$90,068

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

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 28, 2019	$1,480

Other comprehensive income before reclassifications	1,118
Amounts reclassified from accumulated other comprehensive income	-
Net current period change in other comprehensive income	1,118
Accumulated other comprehensive income balance as of June 27, 2020	$2,598

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended June 27, 2020 and June 29, 2019.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		26 Weeks Ended
(dollars in thousands)	Location	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income (loss) and interest expense	$8	$-	$-	$-
	Provision for income taxes	(2)	-	-	-
Total amount reclassified, net of tax		$6	$-	$-	$-

(5) Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on August 21, 2019 and matures on September 1, 2022. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of June 27, 2020, the availability under the revolving credit agreement was $24.0 million, net of $6.0 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $10 thousand and $14 thousand in the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively. In the first twenty-six weeks of 2020 and 2019, interest expense related to long-term debt totaled $18 thousand and $33 thousand, respectively.

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

The following table represents net sales by type of product for the thirteen and twenty-six week periods ending June 27, 2020 and June 29, 2019:

	13 Weeks Ended
(dollars in thousands)	June 27, 2020		June 29, 2019
Grocery	$987,502	89.9%	$767,886	86.6%
Pharmacy	85,808	7.8	84,682	9.5
Fuel	23,129	2.1	33,271	3.7
Manufacturing	2,265	0.2	2,128	0.2

Total net sales	$1,098,704	100.0%	$887,967	100.0%

	26 Weeks Ended
(dollars in thousands)	June 27, 2020		June 29, 2019
Grocery	$1,851,249	88.9%	$1,534,787	87.0%
Pharmacy	175,142	8.4	166,463	9.4
Fuel	53,096	2.5	59,736	3.4
Manufacturing	5,037	0.2	3,700	0.2

Total net sales	$2,084,524	100.0%	$1,764,686	100.0%

(7) Leases

As of June 27, 2020, the Company leased approximately 51% of its open store facilities under operating leases that expire at various dates through 2035, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and twenty-six weeks ended June 27, 2020 and June 29, 2019.

	13 weeks ended		26 weeks ended
(dollars in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease cost	$11,546	$11,415	23,050	$23,056
Variable lease cost	2,867	2,911	5,534	5,554
Lease or sublease income	(2,133)	(1,976)	(4,170)	(3,850)
Net lease cost	$12,280	$12,350	$24,414	$24,760

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) Prior Year Reclassification

As of December 28, 2019, the Company reclassified non-service components of the Supplemental Executive Retirement Plan (SERP) benefit obligation separately from the service cost component. These non-service components totaling $2.3 million as of June 29, 2019 were reclassified to “Other income (expense)”. The Company recognizes service cost components in “Operating, general and administrative costs”.

The tables below summarize the effects of the reclassifications of previously reported Consolidated Financial Statements for the fiscal quarter ended June 27, 2020.

	13 Weeks Ended
	June 29, 2019
Consolidated Statements of Income	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Operating, general and administrative expenses	$210,801	$(428)	$210,373
Income from operations	25,869	428	26,297
Other income (expense)	-	(428)	(428)

	26 Weeks Ended
	June 29, 2019
Consolidated Statements of Income	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Operating, general and administrative expenses	$424,375	$(2,270)	$422,105
Income from operations	41,848	2,270	44,118
Other income (expense)	-	(2,270)	(2,270)

	26 Weeks Ended
	June 29, 2019
Consolidated Statements of Cash Flows	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Unrealized (gain) loss in SERP	$-	$(1,360)	$(1,360)
Net cash provided by operating activities	78,966	(1,360)	77,606
Change in SERP investment	(3,476)	1,360	(2,116)
Net cash used in investing activities	(48,451)	1,360	(47,091)

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

Company Summary

Weis Markets is a conventional supermarket chain that operates 197 retail stores with over 24,500 associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. Its products include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; and Loyalty programs. The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third-party fuel station partners.

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

The Company advertises its products and promotes its brand through radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications.  Printed circulars have been used extensively on a weekly basis to advertise featured items.  The Company promotes by using Everyday Lower Price, Low Price Guarantee, Low, Low Price and utilizes a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and in-store and fuel rewards. During the current novel coronavirus pandemic, the Company has reduced its use of weekly newspaper circulars which resulted in a cost savings. At this point the Company has not determined if its use of printed circulars will be increased after the end of the pandemic.

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

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” ordering with curbside pickup and home delivery. In the second quarter of 2020, the Company offered Weis 2 Go Online curbside pickup in 177 of its locations as well as home delivery with Shipt in 175 different locations. During the first 26 weeks of 2020, ecommerce sales have increased 141% when compared to the same period in 2019.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income
					Percentage Changes
	13 Weeks Ended		26 Weeks Ended		2020 vs. 2019	2020 vs. 2019
(dollars in thousands except per share amounts)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019	13 Weeks Ended	26 Weeks Ended
Net sales	$1,098,704	$887,967	$2,084,524	$1,764,686	23.7%	18.1%
Cost of sales, including advertising, warehousing and distribution expenses	805,816	651,297	1,527,489	1,298,463	23.7	17.6
Gross profit on sales	292,888	236,670	557,035	466,223	23.8	19.5
Gross profit margin	26.7%	26.7%	26.7%	26.4%
Operating, general and administrative expenses	236,886	210,373	463,605	422,105	12.6	9.8
O, G & A, percent of net sales	21.6%	23.7%	22.2%	23.9%
Income from operations	56,002	26,297	93,430	44,118	113.0	111.8
Operating margin	5.1%	3.0%	4.5%	2.5%
Investment income and interest expense	3,066	1,079	(953)	3,975	184.2	(124.0)
Investment income and interest expense, percent of net sales	0.3%	0.1%	(0.0)%	0.2%
Other income (expense)	(2,618)	(428)	58	(2,270)	(511.7)	102.6
Other income (expense), percent of net sales	(0.2)%	-%	-%	(0.1)%
Income before provision for income taxes	56,450	26,948	92,535	45,823	109.5	101.9
Income before provision for income taxes, percent of net sales	5.1%	3.0%	4.4%	2.6%
Provision for income taxes	14,978	6,473	24,374	11,043	131.4	120.7
Effective income tax rate	26.5%	24.0%	26.3%	24.1%
Net income	$41,472	$20,475	$68,161	$34,780	102.5%	96.0%
Net income, percent of net sales	3.8%	2.3%	3.3%	2.0%
Basic and diluted earnings per share	$1.54	$0.76	$2.53	$1.29	102.6%	96.1%

Net Sales

Analysis of Sales

	Percentage Changes
	2020 vs. 2019
June 27, 2020	13 Weeks Ended	26 Weeks Ended
Net sales	23.7%	18.1%
Net sales, excluding fuel sales	25.8	19.1
Comparable store sales	24.1	18.5
Comparable store sales, excluding fuel sales	26.4%	19.7%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Net Sales (continued)

Analysis of Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 4.3% compared to a decrease of 0.3% for the same period last year. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the thirteen-week average price of gasoline in the Central Atlantic States decreased 24.6% or $0.72 per gallon in the second quarter of 2020 compared to the same quarter in 2019. The year to date average decreased 12.2% or $0.34 per gallon in the first twenty-six weeks of 2020 when compared to the same period in 2019.

Comparable store sales for the second quarter of 2020 is positive compared to the same period a year ago, with increases of 24.1% with fuel and 26.4% without fuel. Year to date, comparable store sales for 2020 also remained positive when compared to the same period in 2019, with increases of 18.5% and 19.7% with and without fuel, respectively. The Company’s first and second quarter sales were favorably impacted as a result of increased sales demand related to the novel coronavirus pandemic as well as increasing market share.

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

Gross profit on sales for the second quarter of 2020 remained the same when compared to the same period in 2019. Year to date, 2020 gross profit on sales is positive when compared to the same period in 2019, with an increase of 0.3%. The increase in gross profit rate is attributable to a change in sales mix along with increased fresh department sell through, which reduced the amount of product loss.

Non-cash LIFO inventory valuation adjustments represent expense of $3.3 million in the first twenty-six weeks of 2020, compared to expense of $400 thousand in 2019. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the recent novel coronavirus pandemic has caused uncertainty about future economic conditions. Due to this uncertainty, management has estimated a greater annual increase in LIFO expense than it has in previous years due to expected product cost inflation by year end.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 63% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor decreased 0.2% in the second quarter of 2020 when compared to the same period in 2019, and decreased 0.5% when comparing the first twenty-six weeks of 2020 with the same period in 2019. Due to the novel coronavirus pandemic, the Company’s hiring rate has increased approximately 300% in response to the increase in demand in stores, as well as distribution needs. The Company also issued a temporary pay increase for essential employees in stores and distribution; hourly store associates are receiving $2 per hour additional wages.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $21.7 million, or 2.0% of net sales during the second quarter of 2020 compared to $21.4 million, or 2.4% of net sales during the second quarter of 2019. During the first twenty-six weeks of 2020 and 2019, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $43.4 million, or 2.1% of net sales and $42.3 million, or 2.4% of net sales, respectively. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
June 27, 2020	(Decrease)	as a % of sales
Wages expense	18,232	(0.7)%
Fixed expense	1,597	(0.8)
Utilities expense	(1,114)	(0.3)

	26 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
June 27, 2020	(Decrease)	as a % of sales
Wages expense	$24,067	(0.7)%
Utilities expense	(1,370)	(0.2)
Depreciation	1,218	(0.3)

Fixed expenses include occupancy costs, depreciation and amortization and insurance expenses. Although fixed expenses have remained stable from a cost perspective, the increase in sales has caused a decrease in the percent of sales rate.

The majority of the operating, general and administrative expenses as a percent of sales presented for the second quarter and first twenty-six weeks of 2020 have benefited in comparison with the 2019 percent of sales due to the increase in sales caused by the novel coronavirus pandemic. Due to the nature of fixed expenses, management expects less variability when analyzed as a percent of sales, relative to the majority of operating, general and administrative expenses.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

The effective income tax rate was 26.3% and 24.1% for the first twenty-six weeks of 2020 and 2019, respectively. Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on August 21, 2019, with Wells Fargo Bank, NA (the “Credit Agreement”). The Credit Agreement matures on September 1, 2022 and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of June 27, 2020, the availability under the revolving credit agreement was $24.0 million with $6.0 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 10 years and three long-held high yield, large capitalized public company equity securities. The portfolio totaled $97.3 million as of June 27, 2020. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

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

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends. The Company has no other commitment of capital resources as of June 27, 2020, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2035.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares. The Company has recently entered into a brokerage agreement with Wells Fargo Securities, LLC to facilitate possible share repurchases.

Quarterly Cash Dividends

At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $0.31 per share, payable on August 10, 2020 to shareholders of record on July 27, 2020. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	26 Weeks Ended
(dollars in thousands)	June 27, 2020	June 29, 2019	2020 vs. 2019
Net cash provided by (used in):
Operating activities	$139,075	$77,606	$61,469
Investing activities	(80,609)	(47,091)	(33,518)
Financing activities	(16,677)	(16,677)	-

Operating

Cash flows from operating activities increased $61.5 million in the first twenty-six weeks of 2020 compared to the first twenty-six weeks of 2019. Management attributes this increase to increased sales volume resulting from the novel coronavirus pandemic. Income taxes payable increased $25.3 million due to increases in taxable income and extended payment timelines for income taxes as a result of the novel coronavirus pandemic. Sales and profit increased substantially over the same period last year, while inventory levels have decreased in both the stores and distribution center.

Investing

Property and equipment purchases during the first twenty-six weeks of 2020 totaled $49.7 million compared to $44.3 million in the first twenty-six weeks of 2019. As a percentage of sales, capital expenditures were 2.4% in the first twenty-six weeks of 2020 and 2.5% in the first twenty-six weeks of 2019. The Company increased its marketable securities portfolio during the first twenty-six weeks of 2020 and plans to maintain or increase the portfolio through the remainder of the year.

Financing

The Company paid dividends of $16.7 million in both the first twenty-six weeks of 2020 and the first twenty-six weeks of 2019. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

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

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. Management, at this time, cannot assess the ultimate economic impact to the Company, which will be determined by, among other things, the length of time that such circumstances continue, nor can the Company predict the effects of governmental and public responses to changing conditions. Below is a list of risks that management is monitoring:

•Employees - Reduced workforces due to the temporary inability to work caused by illness, quarantine, or government mandates.

•Supply Chain – Interruption in the Company’s supply chain due to having to suspend operations at its centrally located distribution center or vendors not being able to supply the Company because of their own suspended operations.

•Lawsuits – Future litigation arising from issues concerning the novel coronavirus.

•Future government regulation - Future laws, regulations, interpretations, administrative orders, or applications that may have an adverse impact on the Company’s operations and costs.

•Customer trends – Changes in the methods in which customers procure the Company’s products.

•Cyber security – Increased Cyber-attacks due to “work at home” requirements.

.

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended June 27, 2020. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 28, 2019 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 28, 2019 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended June 27, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 27, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The Company’s business was deemed essential during the novel coronavirus pandemic and the Company is committed to maintaining a safe work and shopping environment. Management, at this time, cannot assess the ultimate economic impact to the Company, which will be determined by, among other things, the length of time that such circumstances continue, nor can the Company predict the effects of governmental and public responses to changing conditions. The risks and uncertainties surrounding the coronavirus pandemic are broad however below is a list of risks management is monitoring which could have a material impact on the Company’s business:

•Employees - Reduced workforces due to the temporary inability to work caused by illness, quarantine, or government mandates.

•Supply Chain – Interruption in the Company’s supply chain due to having to suspend operations at its centrally located distribution center or vendors not being able to supply the Company because of their own suspended operations.

•Lawsuits – Future litigation arising from issues concerning the novel coronavirus.

•Future government regulation - Future laws, regulations, interpretations, administrative orders, or applications that may have an adverse impact on the Company’s operations and costs.

•Customer trends – Changes in the methods in which customers procure the Company’s products.

•Cyber security – Increased Cyber-attacks due to “work at home” requirements.

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

WEIS MARKETS, INC.
(Registrant)

Date:	8/5/2020	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	8/5/2020	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)