Form 10-Q
period 2020-09-26
WEIS MARKETS INC
filed 2020-11-05
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2020
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

As of November 5, 2020, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	September 26, 2020	December 28, 2019
Assets
Current:
Cash and cash equivalents	$117,408	$66,871
Marketable securities	102,449	63,538
SERP investment	20,362	18,935
Accounts receivable, net	50,726	55,764
Inventories	265,990	279,806
Prepaid expenses and other current assets	29,810	23,378
Total current assets	586,745	508,292
Property and equipment, net	897,768	886,928
Operating lease right-to-use	202,058	210,196
Goodwill	52,330	52,330
Intangible and other assets, net	17,832	17,816
Total assets	$1,756,733	$1,675,562

Liabilities
Current:
Accounts payable	$188,714	$180,718
Accrued expenses	38,300	39,528
Operating leases	39,297	39,114
Accrued self-insurance	19,029	15,719
Deferred revenue, net	6,539	8,662
Income taxes payable	8,783	8,197
Total current liabilities	300,662	291,938
Postretirement benefit obligations	23,136	22,143
Accrued self-insurance	17,612	17,625
Operating leases	171,125	179,654
Deferred income taxes	100,863	97,041
Other	8,629	8,416
Total liabilities	622,027	616,817
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,272,655	1,198,173
Accumulated other comprehensive income
(Net of deferred taxes of $1,168 in 2020 and $593 in 2019)	2,959	1,480
	1,285,563	1,209,602
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,134,706	1,058,745
Total liabilities and shareholders’ equity	$1,756,733	$1,675,562

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands, except shares and per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$1,002,387	$876,222	$3,086,910	$2,640,907
Cost of sales, including advertising, warehousing and distribution expenses	728,054	643,397	2,255,544	1,941,860
Gross profit on sales	274,333	232,825	831,366	699,047
Operating, general and administrative expenses	231,527	215,282	695,130	637,385
Income from operations	42,806	17,543	136,236	61,662
Investment income (loss) and interest expense	1,890	1,467	937	5,441
Other income (expense)	(1,218)	(39)	(1,160)	(2,309)
Income before provision for income taxes	43,478	18,971	136,013	64,794
Provision for income taxes	12,142	4,652	36,516	15,696
Net income	$31,336	$14,319	$99,497	$49,098

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.31	$0.31	$0.93	$0.93
Basic and diluted earnings per share	$1.16	$0.53	$3.70	$1.83

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$31,336	$14,319	$99,497	$49,098
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $143 and $67, respectively for the thirteen weeks ended and $575 and $490, respectively for the thirty-nine weeks ended)	362	166	1,479	1,242
Reclassification adjustment for gains included in net income
(Net of deferred taxes of $0 and $16, respectively for the thirteen weeks ended and $0 and $16, respectively for the thirty-nine weeks ended)	-	(39)	-	(39)
Other comprehensive income gain, net of tax	362	127	1,479	1,203
Comprehensive income, net of tax	$31,698	$14,446	$100,976	$50,301

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(dollars in thousands, except shares)				Other			Total
For Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 26, 2020 and September 28, 2019	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at June 27, 2020	33,047,807	$9,949	$1,249,657	$2,598	6,149,364	$(150,857)	$1,111,347
Net Income	—	—	31,336	—	—	—	31,336
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	362	—	—	362
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at September 26, 2020	33,047,807	$9,949	$1,272,655	$2,959	6,149,364	$(150,857)	$1,134,706

Balance at June 29, 2019	33,047,807	$9,949	$1,181,647	1,337	6,149,364	$(150,857)	$1,042,076
Net income	—	—	14,319	—	—	—	14,319
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	127	—	—	127
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at September 28, 2019	33,047,807	$9,949	$1,187,627	$1,465	6,149,364	$(150,857)	$1,048,184

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Thirty-Nine weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 26, 2020 and September 28, 2019	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 28, 2019	33,047,807	$9,949	$1,198,173	$1,480	6,149,364	$(150,857)	$1,058,745
Net Income	—	—	99,497	—	—	—	99,497
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	1,479	—	—	1,479
Dividends paid	—	—	(25,016)	—	—	—	(25,016)
Balance at September 26, 2020	33,047,807	$9,949	$1,272,655	$2,959	6,149,364	$(150,857)	$1,134,706

Balance at December 29, 2018	33,047,807	$9,949	$1,163,545	$262	6,149,364	$(150,857)	$1,022,899
Net income	—	—	49,098	—	—	—	49,098
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	1,203	—	—	1,203
Dividends paid	—	—	(25,016)	—	—	—	(25,016)
Balance at September 28, 2019	33,047,807	$9,949	$1,187,627	$1,465	6,149,364	$(150,857)	$1,048,184

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(dollars in thousands)	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$99,497	$49,098
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	74,003	69,857
Loss on disposition of fixed assets	2,618	1,137
(Gain) on sale of marketable securities	-	(55)
Unrealized (gain) loss in value of equity securities	1,892	(1,637)
Deferred income taxes	3,247	1,483
Unrealized (gain) in SERP	(760)	(1,289)
Changes in operating assets and liabilities:
Inventories	13,816	17,519
Accounts receivable and prepaid expenses	(1,393)	7,205
Accounts payable and other liabilities	4,694	(9,153)
Income taxes	587	3,610
Other	(4,020)	972
Net cash provided by operating activities	194,181	138,747
Cash flows from investing activities:
Purchase of property and equipment	(83,574)	(70,084)
Proceeds from the sale of property and equipment	308	1,489
Purchase of marketable securities	(38,259)	(9,220)
Proceeds from the sale and maturities of marketable securities	3,690	5,325
Purchase of intangible assets	(127)	(558)
Change in SERP investment	(666)	(1,910)
Net cash used in investing activities	(118,628)	(74,958)
Cash flows from financing activities:
Dividends paid	(25,016)	(25,016)
Net cash used in financing activities	(25,016)	(25,016)
Net increase in cash and cash equivalents	50,537	38,773
Cash and cash equivalents at beginning of year	66,871	37,808
Cash and cash equivalents at end of period	$117,408	$76,581

See accompanying notes to Consolidated Financial Statements. In the first thirty-nine weeks of 2020, there was $32.7 million cash paid for income taxes compared to $10.6 million in 2019 for the same period. Cash paid for interest related to long-term debt was $27 thousand and $50 thousand in the first thirty-nine weeks of 2020 and 2019, respectively.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $1.9 million in the third quarter of 2020, which included an unrealized gain in equity securities of $120 thousand. In the thirteen weeks ending September 28, 2019, the Company recognized investment income of $1.5 million, which included unrealized gains in equity securities of $844 thousand. In the thirty-nine weeks ending September 26, 2020, the Company recognized investment gains of $964 thousand, net of unrealized losses in equity securities of $1.9 million. In the thirty-nine weeks ending September 28, 2019, the Company recognized investment income of $5.5 million, which included unrealized gains in equity securities of $1.6 million.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3) Marketable Securities (continued)

Marketable securities, as of September 26, 2020 and December 28, 2019, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
September 26, 2020	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,308
Level 2
Municipal bonds	$91,013	$5,346	$(1,218)	95,141
	$91,013	$5,346	$(1,218)	$102,449

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2019	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$9,201
Level 2
Municipal bonds	$52,264	$2,091	$(18)	54,337
	$52,264	$2,091	$(18)	$63,538

Maturities of marketable securities classified as available-for-sale at September 26, 2020, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$10,561	$10,649
Due after one year through five years	37,659	39,421
Due after five years through ten years	42,793	45,071
	$91,013	$95,141

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plan earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plan. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 28, 2019	$1,480

Other comprehensive income before reclassifications	1,479
Amounts reclassified from accumulated other comprehensive income	-
Net current period change in other comprehensive income	1,479
Accumulated other comprehensive income balance as of September 26, 2020	$2,959

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended September 26, 2020 and September 28, 2019.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		39 Weeks Ended
(dollars in thousands)	Location	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income (loss) and interest expense	$-	$(55)	$-	$(55)
	Provision for income taxes	-	16	-	16
Total amount reclassified, net of tax		$-	$(39)	$-	$(39)

(5) Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on August 21, 2019 and matures on September 1, 2022. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 26, 2020, the availability under the revolving credit agreement was $24.1 million, net of $5.9 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $8 thousand and $10 thousand in the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively. In the first thirty-nine weeks of 2020 and 2019, interest expense related to long-term debt totaled $27 thousand and $43 thousand, respectively.

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

The following table represents net sales by type of product for the thirteen and thirty-nine week periods ending September 26, 2020 and September 28, 2019:

	13 Weeks Ended
(dollars in thousands)	September 26, 2020		September 28, 2019
Grocery	$878,378	87.7%	$754,872	86.1%
Pharmacy	89,306	8.9	84,632	9.7
Fuel	32,275	3.2	34,041	3.9
Manufacturing	2,428	0.2	2,677	0.3

Total net sales	$1,002,387	100.0%	$876,222	100.0%

	39 Weeks Ended
(dollars in thousands)	September 26, 2020		September 28, 2019
Grocery	$2,729,626	88.4%	$2,289,658	86.7%
Pharmacy	264,448	8.6	251,095	9.5
Fuel	85,370	2.8	93,777	3.6
Manufacturing	7,466	0.2	6,377	0.2

Total net sales	$3,086,910	100.0%	$2,640,907	100.0%

(7) Leases

As of September 26, 2020, the Company leased approximately 51% of its open store facilities under operating leases that expire at various dates through 2035, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and thirty-nine weeks ended September 26, 2020 and September 28, 2019.

	13 weeks ended		39 weeks ended
(dollars in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Operating lease cost	$11,504	$11,493	$34,554	$34,549
Variable lease cost	2,821	2,636	8,355	8,190
Lease or sublease income	(2,116)	(1,945)	(6,286)	(5,795)
Net lease cost	$12,209	$12,184	$36,623	$36,944

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) Prior Year Reclassification

As of December 28, 2019, the Company reclassified non-service components of the Supplemental Executive Retirement Plan (SERP) benefit obligation separately from the service cost component. These non-service components totaling $2.3 million as of September 28, 2019 were reclassified to “Other income (expense)”. The Company recognizes service cost components in “Operating, general and administrative costs”.

The tables below summarize the effects of the reclassifications of previously reported Consolidated Financial Statements for the fiscal quarter ended September 26, 2020.

	13 Weeks Ended
	September 28, 2019
Consolidated Statements of Income	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Operating, general and administrative expenses	$215,321	$(39)	$215,282
Income from operations	17,504	39	17,543
Other income (expense)	-	(39)	(39)

	39 Weeks Ended
	September 28, 2019
Consolidated Statements of Income	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Operating, general and administrative expenses	$639,694	$(2,309)	$637,385
Income from operations	59,353	2,309	61,662
Other income (expense)	-	(2,309)	(2,309)

	39 Weeks Ended
	September 28, 2019
Consolidated Statements of Cash Flows	As Previously
(dollars in thousands)	Reported	Reclassifications	As Adjusted
Unrealized (gain) loss in SERP	$-	$(1,289)	$(1,289)
Net cash provided by operating activities	140,036	(1,289)	138,747
Change in SERP investment	(3,199)	1,289	(1,910)
Net cash used in investing activities	(76,247)	1,289	(74,958)

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

Company Summary

Weis Markets is a conventional supermarket chain that operates 195 retail stores with over 24,000 associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. Approximately 98% of Weis Markets associates are paid an hourly wage. Its products include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; and Loyalty programs. The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third-party fuel station partners.

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

Utilizing its own centrally located distribution center and transportation fleet, Weis Markets self distributes approximately 69% of product with the remaining being supplied by direct store vendors. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products primarily for the Company’s stores but serve other companies as well. The corporate offices are located in Sunbury, PA where the Company was founded in 1912. The Company has implemented current CDC guidelines to attempt to ensure the continuity of its distribution center and fleet.

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” ordering with curbside pickup and home delivery. In the third quarter of 2020, the Company offered Weis 2 Go Online curbside pickup in 182 of its locations as well as home delivery with Shipt in 175 different locations. During the first thirty-nine weeks of 2020, ecommerce sales have increased 147% when compared to the same period in 2019.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income
					Percentage Changes
	13 Weeks Ended		39 Weeks Ended		2020 vs. 2019	2020 vs. 2019
(dollars in thousands except per share amounts)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019	13 Weeks Ended	39 Weeks Ended
Net sales	$1,002,387	$876,222	$3,086,910	$2,640,907	14.4%	16.9%
Cost of sales, including advertising, warehousing and distribution expenses	728,054	643,397	2,255,544	1,941,860	13.2	16.2
Gross profit on sales	274,333	232,825	831,366	699,047	17.8	18.9
Gross profit margin	27.4%	26.6%	26.9%	26.5%
Operating, general and administrative expenses	231,527	215,282	695,130	637,385	7.5	9.1
O, G & A, percent of net sales	23.1%	24.6%	22.5%	24.1%
Income from operations	42,806	17,543	136,236	61,662	144.0	120.9
Operating margin	4.3%	2.0%	4.4%	2.3%
Investment income and interest expense	1,890	1,467	937	5,441	28.8	(82.8)
Investment income and interest expense, percent of net sales	0.2%	0.2%	0.0%	0.2%
Other income (expense)	(1,218)	(39)	(1,160)	(2,309)	3023.1	(49.8)
Other income (expense), percent of net sales	(0.1)%	0.0%	0.0%	(0.1)%
Income before provision for income taxes	43,478	18,971	136,013	64,794	129.2	109.9
Income before provision for income taxes, percent of net sales	4.3%	2.2%	4.4%	2.5%
Provision for income taxes	12,142	4,652	36,516	15,696	161.0	132.6
Effective income tax rate	27.9%	24.5%	26.8%	24.2%
Net income	$31,336	$14,319	$99,497	$49,098	118.8%	102.6%
Net income, percent of net sales	3.1%	1.6%	3.2%	1.9%
Basic and diluted earnings per share	$1.16	$0.53	$3.70	$1.83	118.9%	102.2%

Net Sales

Analysis of Sales

	Percentage Changes
	2020 vs. 2019
September 26, 2020	13 Weeks Ended	39 Weeks Ended
Net sales	14.4%	16.9%
Net sales, excluding fuel sales	15.2	17.8
Comparable store sales	14.8	17.3
Comparable store sales, excluding fuel sales	15.7%	18.4%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Net Sales (continued)

Analysis of Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index decreased 1.6% compared to a decrease of 0.3% for the same period last year. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the thirteen-week average price of gasoline in the Central Atlantic States decreased 14.7% or $0.42 per gallon in the third quarter of 2020 compared to the same quarter in 2019. The year to date average decreased 13.0% or $0.36 per gallon in the first thirty-nine weeks of 2020 when compared to the same period in 2019.

Comparable store sales for the third quarter of 2020 is positive compared to the same period a year ago, with increases of 14.8% with fuel and 15.7% without fuel. Year to date, comparable store sales for 2020 also remained positive when compared to the same period in 2019, with increases of 17.3% and 18.4% with and without fuel, respectively. The Company’s 2020 sales were favorably impacted as a result of increased sales demand related to the novel coronavirus pandemic as well as increasing market share.

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

Gross profit on sales for the third quarter of 2020 increased 0.8% when compared to the same period in 2019. Year to date, 2020 gross profit on sales is positive when compared to the same period in 2019, with an increase of 0.5%. The increase in gross profit rate is attributable to a change in sales mix along with increased fresh department sell through, which reduced the amount of product loss.

Non-cash LIFO inventory valuation adjustments represent expense of $2.2 million in the first thirty-nine weeks of 2020, compared to income of $1.2 million in 2019. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the recent novel coronavirus pandemic has caused uncertainty about future economic conditions. Due to this uncertainty, management has estimated a greater annual increase in LIFO expense than it has in previous years due to expected product cost inflation by year end.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 63% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor decreased 0.8% in the third quarter of 2020 when compared to the same period in 2019, and decreased 0.6% when comparing the first thirty-nine weeks of 2020 with the same period in 2019.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $23.9 million, or 2.4% of net sales during the third quarter of 2020 compared to $21.4 million, or 2.5% of net sales during the third quarter of 2019. During the first thirty-nine weeks of 2020 and 2019, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $67.3 million, or 2.2% of net sales and $63.9 million, or 2.4% of net sales, respectively. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
September 26, 2020	(Decrease)	as a % of sales
Wages expense	$6,495	(0.9)%
Fixed expense	3,713	(0.3)
Utilities expense	(345)	(0.2)

	39 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
September 26, 2020	(Decrease)	as a % of sales
Wages expense	$30,562	(0.8)%
Fixed expense	6,441	(0.5)
Utilities expense	(1,714)	(0.2)

Fixed expenses include occupancy costs, depreciation and amortization and insurance expenses. Although fixed expenses have increased from a cost perspective, the increase in sales has caused a decrease in the percent of sales rate.

The majority of the operating, general and administrative expenses as a percent of sales presented for the third quarter and first thirty-six weeks of 2020 have benefited in comparison with the 2019 percent of sales due to the increase in sales caused by the novel coronavirus pandemic. Due to the nature of fixed expenses, management expects less variability when analyzed as a percent of sales, relative to the majority of operating, general and administrative expenses.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

The effective income tax rate was 27.9% and 24.5% for the thirteen weeks ended September 26, 2020 and September 28, 2019, respectively. The effective income tax rate was 26.8% and 24.2% for the first thirty-nine weeks of 2020 and 2019, respectively. Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on August 21, 2019, with Wells Fargo Bank, NA (the “Credit Agreement”). The Credit Agreement matures on September 1, 2022 and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 26, 2020, the availability under the revolving credit agreement was $24.1 million with $5.9 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 10 years and three long-held high yield, large capitalized public company equity securities. The portfolio totaled $102.4 million as of September 26, 2020. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management currently plans to invest approximately $90 million in its capital expansion program in 2020. However, management’s ability to complete its current plans will depend upon the governmental jurisdictions in which the Company operates and preventative shut down mandates by such jurisdictions regarding the novel coronavirus pandemic.

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends. The Company has no other commitment of capital resources as of September 26, 2020, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2035.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares. The Company has entered into a brokerage agreement with Wells Fargo Securities, LLC to facilitate possible share repurchases.

Quarterly Cash Dividends

At its regular meeting held in October, the Board of Directors unanimously approved a quarterly dividend of $0.31 per share, payable on November 23, 2020 to shareholders of record on November 9, 2020. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	39 Weeks Ended
(dollars in thousands)	September 26, 2020	September 28, 2019	2020 vs. 2019
Net cash provided by (used in):
Operating activities	$194,181	$138,747	$55,434
Investing activities	(118,628)	(74,958)	(43,670)
Financing activities	(25,016)	(25,016)	-

Operating

Cash flows from operating activities increased $55.4 million in the first thirty-nine weeks of 2020 compared to the first thirty-nine weeks of 2019. Management attributes this increase to increased sales volume resulting from the novel coronavirus pandemic. Sales and profit increased substantially over the same period last year, while inventory levels have decreased in the stores.

Investing

Property and equipment purchases during the first thirty-nine weeks of 2020 totaled $83.6 million compared to $70.1 million in the first thirty-nine weeks of 2019. As a percentage of sales, capital expenditures were 2.7% in the first thirty-nine weeks of both 2020 and 2019. The Company increased its marketable securities portfolio during the first thirty-nine weeks of 2020 and plans to maintain or increase the portfolio through the remainder of the year.

Financing

The Company paid dividends of $25.0 million in both the first thirty-nine weeks of 2020 and the first thirty-nine weeks of 2019. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

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

.

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended September 26, 2020. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 28, 2019 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 28, 2019 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 26, 2020. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 26, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	11/5/2020	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/5/2020	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)