Form 10-K
period 2020-12-26
WEIS MARKETS INC
filed 2021-03-11
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $459,000,000 as of June 27, 2020 the last business day of the most recently completed second fiscal quarter.

Shares of common stock outstanding as of March 11, 2021 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 11, 2021 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.    Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company's business during fiscal 2020. The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.” The Weis family currently owns approximately 65% of the outstanding shares. Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company's retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands including natural, gluten-free and organic varieties. The Company advertises its products and promotes its brand through weekly and monthly newspaper circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications. The Company utilizes marketing programs such as Everyday Lower Price, Low Price Guarantee, Low, Low Price and a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and fuel rewards. The Company currently owns and operates 197 retail food stores many of which have on-line order and pick up customer service. The Company’s operations are reported as a single reportable segment. The majority of the Company’s revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, significant inclement weather systems, particularly winter storms, tend to affect sales trends.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2020, 2019 and 2018, respectively:

	2020	2019	2018
Center Store (1)	57.7%	56.1%	56.9%
Fresh (2)	30.5	30.5	30.4
Pharmacy Services	8.7	9.5	9.0
Fuel	2.9	3.6	3.6
Other	0.2	0.3	0.1
Consolidated net sales	100.0%	100.0%	100.0%

(1) Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.

(2) Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2020, Weis Markets, Inc. operated 4 stores in Delaware, 49 stores in Maryland, 6 stores in New Jersey, 9 stores in New York, 117 stores in Pennsylvania, 9 stores in Virginia and 2 stores in West Virginia, for a total of 196 retail food stores operating under the Weis Markets trade name. Since the end of 2020, the Company opened one store location, bringing the current total store count to 197.

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

	2020	2020	2019	2019
Square feet	Number of stores	% of Total	Number of stores	% of Total
Over 55,000	61	31%	62	31%
45,000 to 54,999	70	35%	68	34%
35,000 to 44,999	47	24%	48	24%
25,000 to 34,999	13	7%	15	8%
Under 25,000	5	3%	5	3%
Total	196	100%	198	100%

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

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2020	2019	2018	2017	2016
Beginning store count	198	202	205	204	163
New stores (1)	2	1	2	2	44
Opened relocated stores	---	---	---	---	---
Closed stores	(4)	(5)	(5)	(1)	(3)
Closed relocated stores	---	---	---	---	---
Ending store count	196	198	202	205	204
Total square feet (000’s), at year-end	9,568	9,642	9,800	9,867	9,777
Additions/major remodels	13	12	3	4	9

(1) In the second half of 2016, Weis Markets acquired five former Mars Super Market stores located in Baltimore County, Maryland; 38 former Food Lion Supermarket stores located in Maryland, Virginia and Delaware; and one former Nell’s Family Market store located in East Berlin, Pennsylvania.

Utilizing its own centrally located distribution center and transportation fleet, Weis Markets self distributes approximately 68% of product with the remaining being supplied by direct store vendors. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA.

The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and social responsibility. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on climate change. The Company continues to be a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems. The Company currently has eleven stores registered under this program and plans to expand this program to more stores. Since 2016, the Company has replaced 100% of its tractor fleet with more fuel-efficient and lower-emission tractors. The Company continues to emphasize recycling in all areas, most recently noting a decrease in store waste where the Company has diverted 39 thousand tons of waste from landfills. These statistics and more can be found in the Company’s most recently published sustainability report, linked below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Human Capital. The Company believes that talent is a business differentiator and is committed to creating a sustainable competitive advantage through the selection, development and promotion of talented, highly motivated people. The Company believes that establishing a learning culture supports its commitment to be an employer of choice and helps drive customer engagement with its associates. Improvements in the Company’s talent management and development will help drive business impact while providing internal career opportunities. The Company continues to grow leaders at every level throughout the organization by creating a culture of mentoring, coaching and leveraging on-the-job assignments for continued development. The Company believes that a strong employment brand is necessary to attract and retain top talent and affects its ability to compete and execute strategic plans. The Company will continue to assess and upgrade underlying technologies to support human capital development as a strategic imperative for future growth.

The Company currently employs approximately 24,000 full-time and part-time associates. Approximately 98% of Weis Markets associates are paid an hourly wage.

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

The Company maintains a corporate web site at www.weismarkets.com/investor-relations. The Company makes available, free of charge, on the “Investor Relations” page of its web site, its Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material or furnishes it to the U.S. Securities and Exchange Commission (SEC) by clicking on the “SEC Information” link.

The Company’s Corporate Governance materials can be found on the”Governance” page of its web site. These materials include the Corporate Governance Guidelines; the Charters of the Audit, Compensation and Disclosure Committees; and both the Code of Business Conduct and Ethics and the Code of Ethics for the CEO and CFO. A copy of the foregoing corporate governance materials is available upon written request to the Company’s principal executive offices.

Item 1a.    Risk Factors:

Competitive and Reputational Risks

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

Financial, Investments and Infrastructure Risks

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

Information Security, Cybersecurity and Data Privacy Risks

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

WEIS MARKETS, INC.

Item 1a.    Risk Factors: (continued)

Supply Chain and Third-Party Risks

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

Legal, Regulatory and Other External Risks

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

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 26, 2020. As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, one of the Company’s five directors is a member of the Weis family.

WEIS MARKETS, INC.

Item 1a.    Risk Factors: (continued)

The Company’s business and operations, and the operations of the Company’s suppliers, have been, and may in the future be adversely affected by epidemics or pandemics such as the novel Coronavirus (COVID-19) pandemic outbreak.

The Company may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The Company’s business was deemed essential during the novel coronavirus pandemic and the Company is committed to maintaining a safe work and shopping environment. Management, at this time, cannot assess the ultimate economic impact to the Company, which will be determined by, among other things, the length of time that such circumstances continue, nor can the Company predict the effects of governmental and public responses to changing conditions. The risks and uncertainties surrounding the coronavirus pandemic are broad however below is a list of risks management is monitoring which could have a material impact on the Company’s business:

•Employees – Reduced workforces due to the temporary inability to work caused by illness, quarantine, or government mandates.

•Supply Chain – Interruption in the Company’s supply chain due to the novel coronavirus.

•Lawsuits – Future litigation arising from issues concerning the novel coronavirus.

•Future government regulation – Future laws, regulations, interpretations, administrative orders, or applications that may have an adverse impact on the Company’s operations and costs.

•Customer trends – Changes in the methods in which customers procure the Company’s products.

•Cyber security – Increased cyber-attacks due to “work at home” requirements.

Item 1b.    Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.    Properties:

As of December 26, 2020, the Company owned and operated 97 of its retail food stores and leased and operated 99 stores under operating leases that expire at various dates through 2036. The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

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

WEIS MARKETS, INC.

Information about the Company’s Executive Officers

The following sets forth the names and ages of the Company’s executive officers as of March 11, 2021, indicating all positions held during the past five years:

Name	Age	Title

Wayne S. Bailey (a)	62	Senior Vice President of Supply Chain and Logistics
Scott F. Frost (b)	58	Senior Vice President, Chief Financial Officer and Treasurer
Robert G. Gleeson (c)	55	Senior Vice President of Merchandising and Marketing
David W. Gose II (d)	54	Senior Vice President of Operations
Harold G. Graber (e)	65	Senior Vice President of Real Estate and Development, Secretary
Michael T. Lockard (f)	51	Senior Vice President
James E. Marcil (g)	62	Senior Vice President of Human Resources
Kurt A. Schertle (h)	49	Chief Operating Officer
Jonathan H. Weis (i)	53	Chairman of the Board, President and Chief Executive Officer
Richard G. Zeh Jr. (j)	48	Senior Vice President, Chief Information Officer

(a)Wayne S. Bailey. Mr. Bailey joined the Company full-time in 1979 and he has held several positions since then, including but not limited to, Grocery Manager, Store Manager, District Manager, Director of Merchandising and Sales and Vice President of Operational Administration. In January 2011, Mr. Bailey became a Regional Vice President and in January 2013 he assumed the role of Vice President of Supply Chain and Logistics. In June 2016, Mr. Bailey was promoted to Senior Vice President of Supply Chain and Logistics.

(b)Scott F. Frost. Mr. Frost joined the Company full-time in 1984 and he has held various positions since then, including but not limited to, Controller, Assistant Secretary, Assistant Treasurer and Acting Chief Financial Officer. The Company appointed Mr. Frost as Vice President, Chief Financial Officer and Treasurer in October 2009. In January 2011, Mr. Frost was promoted to Senior Vice President, Chief Financial Officer and Treasurer.

(c)Robert G. Gleeson. Mr. Gleeson joined the Company in October 2018 and was promoted to Vice President of Fresh Merchandising in July 2019. In March 2021, Mr. Gleeson was promoted to Senior Vice President of Merchandising and Marketing. Prior to joining the Company, Mr. Gleeson held senior level merchandising positions, including Vice President of Center Store for Shoppers and Senior Vice President of Merchandising and Division President for Supervalu.

(d)David W. Gose II. Mr. Gose joined the Company in May 2014 as Senior Vice President of Operations. Prior to joining the Company, Mr. Gose was Senior Director and Regional General Manager of Walmart Ohio, a retail store Supercenter, from February 2010 until May 2014. Walmart Ohio consisted of 92 stores that geographically included all stores south of Toledo, Cleveland, Akron and Youngstown.

(e)Harold G. Graber. Mr. Graber joined the Company in October 1989 as the Director of Real Estate. Mr. Graber, who served the Company as Vice President for Real Estate since 1996, was promoted to Senior Vice President of Real Estate and Development in February 2010. Mr. Graber was elected as Secretary of the Company in February 2014.

(f)Michael T. Lockard. Mr. Lockard joined the Company in January 2021 as Senior Vice President and will be assuming the role of Chief Financial Officer and Treasurer effective March 12, 2021. Prior to joining the Company, Mr. Lockard was Senior Vice President and Chief Financial Officer of K-VA-T Food Stores, Inc. from March 2012 until January 2021. K-VA-T Food Stores, Inc. is a self-distributing regional supermarket chain operating in Virginia, Kentucky, Tennessee and Georgia. Prior to 2012, Mr. Lockard held various financial management positions with Walmart and UPS.

(g)James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources. Prior to joining the Company, Mr. Marcil held senior level Human Resources positions with CVS and General Electric.

(h)Kurt A. Schertle. The Company hired Mr. Schertle on March 1, 2009 as its Vice President of Sales and Merchandising, which included the responsibility of overseeing the Marketing Department.  In February 2010, Mr. Schertle was promoted to Senior Vice President of Sales and Merchandising. In July 2012, Mr. Schertle was promoted to Executive Vice President of Sales and Merchandising at which time, he assumed the additional responsibility of overseeing the Company’s Supply Chain.  In September 2013, Mr. Schertle assumed the additional responsibility of overseeing Store Operations and Mr. Schertle was promoted to Chief Operating Officer in March 2014.

WEIS MARKETS, INC.

(i)Jonathan H. Weis. The Company has employed Mr. Weis since 1989. Mr. Weis served the Company as Vice President of Property Management and Development from 1996 until April 2002, at which time he was appointed as Vice President and Secretary. In January of 2004, the Board appointed Mr. Weis as Vice Chairman and Secretary. Mr. Weis became the Company's interim President and Chief Executive Officer in September 2013 and was appointed as President and Chief Executive Officer in February 2014. The Board elected Mr. Weis as Chairman of the Board in April 2015.

(j)Richard G. Zeh, Jr. Mr. Zeh joined the Company in September 2016 as Chief Information Officer. In February 2021, Mr. Zeh was promoted to Senior Vice President, Chief Information Officer. Prior to joining the Company, Mr. Zeh was Chief Financial Officer of Mazzone Management Group. During his career, Mr. Zeh has worked in increasingly senior finance and information technology positions in the food retail and service industries including as Vice President and Chief Information Officer at The Golub Corporation/ Price Chopper Supermarkets.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company's stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings on March 11, 2021 was 10,502.

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

Comparative Five-Year Total Returns

	2015	2016	2017	2018	2019	2020
Weis Markets, Inc.	100.00	149.22	94.69	110.04	97.16	117.96
S&P 500	100.00	108.87	130.01	120.87	157.55	182.26
Peer Group	100.00	92.90	80.60	76.55	85.35	84.12

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

	52 Weeks	52 Weeks	52 Weeks	52 Weeks		53 Weeks
	Ended	Ended	Ended	Ended		Ended
(dollars in thousands, except per share amounts)	Dec. 26, 2020	Dec. 28, 2019	Dec. 29, 2018	Dec. 30, 2017		Dec. 31, 2016
Net sales	$4,112,601	$3,543,299	$3,509,270	$3,466,807	(1)	$3,136,720
Income from operations	163,178	84,639	82,671	78,519		98,922
Net income	118,917	67,983	62,738	98,414	(2)	87,162
Cash dividends per share	1.24	1.24	1.21	1.20		1.20
Basic and diluted earnings per share	4.42	2.53	2.33	3.66		3.24
Working capital	279,933	216,354	201,909	208,972		207,700
Total assets	1,820,421	1,675,562	1,432,011	1,441,739		1,431,304
Inventory	269,024	279,806	280,756	279,509		276,783
Property and Equipment, net	924,429	886,928	887,608	886,243		878,195
Shareholders’ equity	1,146,115	1,058,745	1,022,899	992,844		926,722
Closing share price	47.43	40.12	46.85	41.39		66.84

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Weis Markets, Inc., its operations and its present business environment. The MD&A is provided as a supplement to and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. The following analysis should also be read in conjunction with the Financial Statements included in the Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned “Forward-Looking Statements” immediately following this analysis. This overview summarizes the MD&A, which includes the following sections:

•Company Overview - a general description of the Company’s business and strategic imperatives.

•Results of Operations - an analysis of the Company’s consolidated results of operations for the three years presented in the Company’s Consolidated Financial Statements.

•Liquidity and Capital Resources - an analysis of cash flows, aggregate contractual obligations, and off-balance sheet arrangements.

•Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates.

Company Overview

General

Weis Markets is a conventional supermarket chain that operates 197 retail stores with approximately 24 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia, and West Virginia. Approximately 98% of Weis Markets associates are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price, Low Price Guarantee, Low, Low Price, and Loyalty programs. The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third-party fuel station partners. On January 17, 2019 the Company announced a new pricing strategy for its private brand products named Low, Low Price. The move took the Company’s private brand products from a high, low pricing strategy to everyday low price.

Utilizing its own centrally located distribution center and transportation fleet, Weis Markets self distributes approximately 68% of product with the remaining being supplied by direct store vendors. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

The Company continues to innovate and remain relevant to industry trends and offer customer convenience by presenting programs like “Weis 2 Go Online” and home delivery. In 2020, the Company offered Weis 2 Go Online in 183 of its locations, adding 29 stores since the end of 2019. Weis 2 Go Online allows the customer to order on-line and then pick up their order at a drive-thru location at the store. The Company began offering home delivery during the third quarter of 2018 and currently offers this convenience to customers in 175 different locations.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview (continued)

Strategic Imperatives

The following strategic imperatives continue to be focused upon by the Company to attempt to ensure the success of the Company in the coming years:

•Establish a Sales Driven Culture – The Company continues to focus on sales and profits growth, improved operating practices, increased productivity and positive cash flow. The Company believes disciplined growth will increase its market share and operating profits, resulting in enhanced shareholder value. The Company’s method of driving sales includes focused preparation and execution of sales programs, investing in new stores and remodels, and strategic acquisitions. Communicating clear executable standards and aligning performance measures across the organization will help to instill a sales-driven operating environment.

•Build and Support Human Capital – The Company believes that talent is a business differentiator and is committed to creating a sustainable competitive advantage through the selection, development and promotion of talented, highly motivated people. The Company believes that establishing a learning culture supports its commitment to be an employer of choice and helps drive customer engagement with its associates. Improvements in the Company’s talent management and development will help drive business impact while providing internal career opportunities. The Company continues to grow leaders at every level throughout the organization by creating a culture of mentoring, coaching and leveraging on-the-job assignments for continued development. The Company believes that a strong employment brand is necessary to attract and retain top talent and affects its ability to compete and execute strategic plans. The Company will continue to assess and upgrade underlying technologies to support human capital development as a strategic imperative for future growth.

•Become More Relevant to Consumers – Understanding the consumer is crucial to the Company’s strategic plan. The Company will develop and cultivate a culture where it’s continually “on trend” with its consumers at the current time and where they are going next. The Company researches and studies the wants and needs of core consumers and casual consumers. It measures customer satisfaction and shares insights across the organization to improve communication between management and its consumers. The Company uses consumer data to measure the value of programs offered and support consumer attraction and retention. The Company believes that its private brand products exceed consumer expectations and will continue to focus on the value and attribute messaging to drive organic growth.

•Create Meaningful Differentiation – The Company recognizes the need to offer a compelling reason for customers to choose them over other channels. The Company has identified product pricing and promotion, customer shopping experience, and merchandising strategies as critical components of future success. The Company recognizes that the core of the strategy will focus on alignment of merchandising programs that foster customer engagement supported by a shopping experience that surpasses customers’ expectations. As part of this strategy, management is committed to offering its customers a strong combination of quality, service and value.

•Develop and Align Organizational Capabilities – The Company will elevate organizational capacity to support decision effectiveness and deliver consistent execution. To support this strategy the Company will assess organizational capacity to support the Company’s strategic direction. The Company will align business functions and processes to enhance key capabilities and to support scalability of operations. Continued investments in information technology systems to improve associate engagement, increase productivity, and provide valuable insight into customer behavior/shopping trends will remain a focus of the Company. The Company believes these systems will continue to play a key role in the measurement of the Company’s strategic decisions and financial returns.

•Focus on Sustainability Strategies – The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and social responsibility. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on climate change.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations

Analysis of Consolidated Statements of Income

				Percentage Changes
(dollars in thousands except per share amounts)	2020	2019	2018	2020 vs.	2019 vs.
For the Fiscal Years Ended December 26, 2020, December 28, 2019 and December 29, 2018	(52 Weeks)	(52 Weeks)	(52 Weeks)	2019	2018
Net sales	$4,112,601	$3,543,299	$3,509,270	16.1%	1.0%
Cost of sales, including advertising, warehousing and distribution expenses	3,012,167	2,605,105	2,574,269	15.6	1.2
Gross profit on sales	1,100,434	938,194	935,001	17.3	0.3
Gross profit margin	26.8%	26.5%	26.6%
Operating, general and administrative expenses	937,256	853,555	852,330	9.8	0.1
O, G & A, percent of net sales	22.8%	24.1%	24.3%
Income from operations	163,178	84,639	82,671	92.8	2.4
Operating margin	4.0%	2.4%	2.4%
Investment income (loss) and interest expense	3,817	7,054	(1,454)	(45.9)	585.1
Investment income (loss) and interest expense, percent of net sales	0.1%	0.2%	0.0%
Other income (expense)	(3,316)	(3,049)	919	8.8	431.8
Other income (expense), percent of net sales	(0.1)%	(0.1)%	0.0%
Income before provision for income taxes	163,679	88,644	82,136	84.6	7.9
Income before provision for income taxes, percent of net sales	4.0%	2.5%	2.3%
Provision for income taxes	44,762	20,661	19,398	116.6	6.5
Effective income tax rate	27.3%	23.3%	23.6%
Net income	$118,917	$67,983	$62,738	74.9%	8.4%
Net income, percent of net sales	2.9%	1.9%	1.8%
Basic and diluted earnings per share	$4.42	$2.53	$2.33	74.7%	8.6%

Net Sales

	Percentage Changes
	2020 vs. 2019	2019 vs. 2018
Net sales	16.1%	1.0%
Net sales, excluding fuel sales	17.0	0.8
Comparable store sales	16.4	1.5
Comparable store sales excluding fuel sales	17.5%	1.5%

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

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.2% in 2020, 0.9% in 2019 and 0.7% in 2018. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the 52-week average price of gasoline in the Central Atlantic States decreased 12.8%, or $0.36 per gallon, in 2020 compared to the 52-week average in 2019. The 52-week average price of gasoline in the Central Atlantic States, according to the U.S. Department of Energy, decreased 5.7%, or $0.17 per gallon, in 2019 compared to the 52-week average in 2018.

Comparable store sales increased for all years presented. On a comparable store sales basis all product categories, Center Store, Fresh and Pharmacy Services, with the exception of Fuel, increased in sales. The Company’s 2020 sales were favorably impacted as a result of increased sales demand related to the novel coronavirus pandemic as well as increasing market share. The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 184 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or pick up their order at an expedient store drive-thru.

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

Gross profit rate was 26.8% in 2020, 26.5% in 2019 and 26.6% in 2018. The increase in gross profit rate is attributable to a change in sales mix along with increased fresh department sell-through during the novel coronavirus pandemic, reducing the amount of product loss. Pharmacy gross profit margin continues to be pressured by recent changes in industry practices. The Company cannot predict whether the pharmacy industry practices will change favorably.

The Company experienced favorable non-cash LIFO inventory valuation adjustments, increasing gross profit by $275 thousand, $5.8 million and $1.5 million for 2020, 2019 and 2018, respectively.

Although the Company experienced product cost inflation and deflation in various commodities in 2020, 2019 and 2018, management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Operating, General and Administrative Expenses

The majority of the expenses were driven by increased sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 62.7% of the total “Operating, general and administrative expenses.” During the novel coronavirus pandemic, the Company compensated its employees, primarily front-line associates over $32.5 million in various rewards, including an additional $2 per hour for 15 weeks. As a percent of sales, direct store labor decreased 0.6% in 2020 compared to 2019 and decreased 0.1% in 2019 compared to 2018. While direct store labor expenses increased in 2020 compared to 2019, the sales increases have outpaced the labor expense increase causing the rate to fall, primarily due to the fixed component of store labor. Management continues to monitor store labor efficiencies and develop labor standards to reduce costs while maintaining the Company’s customer service expectations. Currently, the Company is continuing a multi-year initiative to install or upgrade self-checkouts in its stores in response to customer preference and labor rates and supply, including adding convertible dual-use checkout lanes.

The Company’s self-insured health care benefit expenses increased by 9.8% in 2020 compared to 2019 and increased by 1.0% in 2019 compared to 2018.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $90.2 million, or 2.2% of net sales, for 2020 compared to $85.2 million, or 2.4% of net sales, for 2019 and $84.4 million, or 2.4% of net sales, for 2018. Depreciation and amortization expense as a percent of sales decreased 0.2% in 2020 when compared to 2019, however when 2019 is compared to 2018 there was no change. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2020 vs. 2019
(dollars in thousands)	Increase	Increase (Decrease)
December 26, 2020	(Decrease)	as a % of sales
Employee expense	$64,241	(0.5)%
Utilities expense	(2,385)	(0.2)
Fixed Expense	9,462	(0.4)

	2019 vs. 2018
(dollars in thousands)	Increase	Increase (Decrease)
December 28, 2019	(Decrease)	as a % of sales
Utilities expense	$(5,655)	(0.2)%

Fixed expenses include occupancy costs, depreciation and amortization and insurance expenses. Although fixed expenses have increased from a cost perspective, the increase in sales has caused a decrease in the percent of sales rate.

The majority of the operating, general and administrative expenses as a percent of sales presented for the fiscal year 2020 have benefited in comparison with the 2019 percent of sales due to the increase in sales caused by the novel coronavirus pandemic. Due to the nature of fixed expenses, management expects less variability when analyzed as a percent of sales, relative to the majority of operating, general and administrative expenses.

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

The Company’s 2019 sustainability report my be found at: https://www.weismarkets.com/sites/default/files/weisbynature_sustainabilityupdate_2019_web_final-s.pdf?330

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Provision for Income Taxes

The effective income tax rate was 27.3%, 23.3% and 23.6% in 2020, 2019 and 2018, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes as well as nondeductible employee expenses. Not all the Company’s tax credits and state deductions are driven proportionately by taxable income levels, due to these items and the significant increase in taxable income from prior years, the result was a higher effective income tax rate for 2020.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on August 21, 2019, with Wells Fargo Bank, NA (the “Credit Agreement”). The Credit Agreement matures on September 1, 2022 and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 26, 2020, the availability under the revolving credit agreement was $25.1 million with $4.9 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 10 years and three long-held high yield, large capitalized public company equity securities.  The portfolio totaled $111.9 million as of December 26, 2020.  Management anticipates maintaining the investment portfolio, but has the ability to liquidate if needed. See “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more details regarding the Company’s market risk.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet.  Management currently plans to invest approximately $135 million in its capital expansion program in 2021.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

Total cash dividend payments on common stock, on a per share basis, amounted to $1.24 in 2020, $1.24 in 2019 and $1.21 in 2018. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Liquidity and Capital Resources (Continued)

Cash Flow Information

(dollars in thousands)
For the Fiscal Years Ended December 26, 2020,	2020	2019	2018	2020 vs.	2019 vs.
December 28, 2019 and December 29, 2018	(52 Weeks)	(52 weeks)	(52 weeks)	2019	2018
Net cash provided by (used in):
Operating activities	$277,990	$171,686	$150,263	$106,304	$21,423
Investing activities	(174,895)	(109,269)	(92,838)	(65,626)	(16,431)
Financing activities	(33,354)	(33,354)	(67,534)	-	34,180

Operating

Cash flows from operating activities increased in 2020 as compared to 2019 and in 2019 as compared to 2018, respectively. Management attributes the majority of the increase in 2020 over 2019 to increased sales volume resulting from the novel coronavirus pandemic and its impact on Net Income. The increase in cash flow from 2018 to 2019 is attributable to improved profits. Decreased inventory levels supporting greater sales volume throughout the supply chain continue to favorably impact cash flow for all years presented. Improved ordering methods for the Company’s distribution center and stores as well as the Company’s most recent store inventory initiative, “Top Stock” have contributed to this improvement. “Top Stock” moves product from the store back room to a top shelf in the aisle, making replenishment and inventory control more efficient while keeping the associates more accessible to the customer.

Investing

Property and equipment purchases totaled $131.0 million in 2020, compared to $101.5 million in 2019 and $95.6 million in 2018.  As a percentage of sales, capital expenditures totaled 3.2% in 2020, 2.9% in 2019 and 2.7% in 2018. The Company significantly increased its marketable securities holdings in 2020 by approximately $43 million. In 2021, the Company plans to maintain or further increase its marketable securities portfolio.

Financing

The Company paid dividends of $33.4 million in 2020, $33.4 million in 2019 and $32.5 million in 2018.  The Company increased its quarterly dividend from 30 cents per share to 31 cents per share in the fourth quarter of 2018. In 2018, payments on the revolving credit agreement increased net cash used in financing activities by $35.0 million.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 26, 2020.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$241,151	$46,631	$78,908	$55,878	$59,734
Total	$241,151	$46,631	$78,908	$55,878	$59,734

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

Leases

The Company leases approximately 51% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment. The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

WEIS MARKETS, INC.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Policies and Estimates (continued)

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for occurrences exceeding a $500 thousand specific deductible with a $450 thousand aggregating deductible. The Company is liable for workers' compensation claims ranging from $1.0 million to $2.0 million per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100 thousand to $1.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a.    Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 26, 2020	2021	2022	2023	2024	2025	Thereafter	Total	Dec. 26, 2020
Rate sensitive assets:
Fixed interest rate securities	$9,715	$6,815	$11,535	$11,060	$11,665	$41,669	$92,459	$104,445
Average interest rate	1.40%	2.10%	1.96%	2.03%	2.16%	2.03%	1.98%

Other Relevant Market Risks

The Company’s equity securities at December 26, 2020 had a fair value of $7.4 million. The dividend yield realized on these equity investments was 6.1% in 2020. By their nature, both the fixed interest rate securities and the equity investments inherently expose the holders to market risk. The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the Company believes that its exposure in this area is not material.

The Company’s revolving credit agreement is exposed to interest rate fluctuations to the extent of changes in the LIBOR rate. The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility.

Item 8.    Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 26, 2020	December 28, 2019
Assets
Current:
Cash and cash equivalents	$136,612	$66,871
Marketable securities	111,855	63,538
SERP investment	22,764	18,935
Accounts receivable, net	56,760	55,764
Inventories	269,024	279,806
Prepaid expenses and other current assets	29,187	23,378
Total current assets	626,202	508,292
Property and equipment, net	924,429	886,928
Operating lease right-to-use	199,901	210,196
Goodwill	52,330	52,330
Intangible and other assets, net	17,559	17,816
Total assets	$1,820,421	$1,675,562

Liabilities
Current:
Accounts payable	$221,566	$180,718
Accrued expenses	50,591	39,528
Operating leases	39,165	39,114
Accrued self-insurance	19,306	15,719
Deferred revenue, net	10,583	8,662
Income taxes payable	5,058	8,197
Total current liabilities	346,269	291,938
Postretirement benefit obligations	25,757	22,143
Accrued self-insurance	20,297	17,625
Operating leases	169,064	179,654
Deferred income taxes	103,404	97,041
Other	9,515	8,416
Total liabilities	674,306	616,817
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,283,737	1,198,173
Accumulated other comprehensive income
(Net of deferred taxes of $1,299 in 2020 and $593 in 2019)	3,286	1,480
	1,296,972	1,209,602
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,146,115	1,058,745
Total liabilities and shareholders’ equity	$1,820,421	$1,675,562

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 26, 2020,	2020	2019	2018
December 28, 2019 and December 29, 2018	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$4,112,601	$3,543,299	$3,509,270
Cost of sales, including advertising, warehousing and distribution expenses	3,012,167	2,605,105	2,574,269
Gross profit on sales	1,100,434	938,194	935,001
Operating, general and administrative expenses	937,256	853,555	852,330
Income from operations	163,178	84,639	82,671
Investment income (loss) and interest expense	3,817	7,054	(1,454)
Other income (expense)	(3,316)	(3,049)	919
Income before provision for income taxes	163,679	88,644	82,136
Provision for income taxes	44,762	20,661	19,398
Net income	$118,917	$67,983	$62,738

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.24	$1.24	$1.21
Basic and diluted earnings per share	$4.42	$2.53	$2.33

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)
For the Fiscal Years Ended December 26, 2020,	2020	2019	2018
December 28, 2019 and December 29, 2018	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$118,917	$67,983	$62,738
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $706, $498 and $62, respectively)	1,806	1,255	(177)
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $0, $14 and $14, respectively)	-	(37)	40
Other comprehensive income (loss), net of tax	1,806	1,218	(137)
Comprehensive income, net of tax	$120,723	$69,201	$62,601

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(dollars in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 26, 2020	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 28, 2019 and December 29, 2018	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 30, 2017	33,047,807	$9,949	$1,127,872	$5,880	6,149,364	$(150,857)	$992,844
Net Income	—	—	62,738	—	—	—	62,738
Cumulative effect of accounting principal adoption of ASU 2016-01	—	—	5,481	(5,481)	—	—	—
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	(137)	—	—	(137)
Dividends paid	—	—	(32,546)	—	—	—	(32,546)
Balance at December 29, 2018	33,047,807	$9,949	$1,163,545	$262	6,149,364	$(150,857)	$1,022,899
Net income	—	—	67,983	—	—	—	67,983
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	1,218	—	—	1,218
Dividends paid	—	—	(33,354)	—	—	—	(33,354)
Balance at December 28, 2019	33,047,807	$9,949	$1,198,173	$1,480	6,149,364	$(150,857)	$1,058,745
Net income	—	—	118,917	—	—	—	118,917
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	1,806	—	—	1,806
Dividends paid	—	—	(33,354)	—	—	—	(33,354)
Balance at December 26, 2020	33,047,807	$9,949	$1,283,737	$3,286	6,149,364	$(150,857)	$1,146,115

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended
(dollars in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Cash flows from operating activities:
Net income	$118,917	$67,983	$62,738
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	99,370	93,706	93,567
Loss on disposition of fixed assets	3,914	782	1,274
Impairment of fixed assets	-	-	1,532
(Gain) on sale of marketable securities	-	(51)	54
Unrealized (gain) loss in value of equity securities	1,791	(1,975)	1,606
Deferred income taxes	5,657	5,765	3,418
Unrealized (gain) loss in SERP	(2,641)	(135)	1,883
Changes in operating assets and liabilities:
Inventories	10,782	950	(1,247)
Accounts receivable and prepaid expenses	(6,804)	2,431	(5,874)
Accounts payable and other liabilities	54,658	(505)	(18,583)
Income taxes	(3,139)	913	9,330
Other	(4,515)	1,822	565
Net cash provided by operating activities	277,990	171,686	150,263
Cash flows from investing activities:
Purchase of property and equipment	(130,991)	(101,456)	(95,696)
Proceeds from the sale of property and equipment	470	4,245	1,734
Purchase of marketable securities	(50,789)	(13,620)	(5,627)
Proceeds from the sale and maturities of marketable securities	7,730	7,165	12,384
Purchase of intangible assets	(127)	(1,489)	(3,540)
Change in SERP investment	(1,188)	(4,114)	(2,093)
Net cash used in investing activities	(174,895)	(109,269)	(92,838)
Cash flows from financing activities:
Payments on long-term debt	-	-	(34,988)
Dividends paid	(33,354)	(33,354)	(32,546)
Net cash used in financing activities	(33,354)	(33,354)	(67,534)
Net increase in cash and cash equivalents	69,741	29,063	(10,109)
Cash and cash equivalents at beginning of year	66,871	37,808	47,917
Cash and cash equivalents at end of period	$136,612	$66,871	$37,808

See accompanying notes to Consolidated Financial Statements. Cash paid for income taxes was $42.3 million, $14.1 million and $6.5 million in 2020, 2019 and 2018, respectively. Cash paid for interest related to long-term debt was $34 thousand, $65 thousand and $383 thousand in 2020, 2019 and 2018, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a) Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation formed in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. The Company’s operations are reported as a single reportable segment. There was no material change in the nature of the Company's business during fiscal 2020.

(b) Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. Fiscal 2020 was comprised of 52 weeks, ending on December 26, 2020. Fiscal 2019 was comprised of 52 weeks, ending on December 28, 2019. Fiscal 2018 was comprised of 52 weeks, ending on December 29, 2018. References to years in this Annual Report relate to fiscal years.

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

The Company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 26, 2020 and December 28, 2019 totaled $95.9 million and $32.9 million, respectively.

Consumer electronic payments accepted at the point of sale, including all credit card, debit card and electronic benefits transfer transactions that process in three days or less are classified as cash equivalents. Consumer electronic payment amounts classified as cash equivalents as of December 26, 2020 and December 28, 2019 totaled $41.7 million and $23.1 million, respectively.

(f) Marketable Securities

Marketable securities consist of corporate and municipal bonds and equity securities. The Company invests primarily in high-grade marketable debt securities. The Company classifies all of its marketable securities as available-for-sale.

Available-for-sale securities are recorded at fair value as determined by quoted market price based on national markets. Unrealized holding gains and losses, net of the related tax effect, on corporate and municipal bonds are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Unrealized holding gains and losses on equity securities are recorded in investment income (loss) and interest expense. A decline in the fair value below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

Equity securities are measured at fair value and the unrealized holding gains and losses are recorded in investment income (loss) and interest expense. The Company recognized a $1.8 million loss in 2020 and a $2.0 million gain in 2019.

(g) Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $2.4 million and $2.8 million as of December 26, 2020 and December 28, 2019, respectively. The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants. The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.

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

(j) Leases

The Company leases approximately 51% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment. The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

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

The Company’s intangible assets and related accumulated amortization at December 26, 2020 and December 28, 2019 consisted of the following:

		December 26, 2020			December 28, 2019
		Accumulated			Accumulated
(dollars in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Liquor licenses	$15,032	$-	$15,032	$14,905	$-	$14,905
Asset acquisitions and other	5,083	3,345	1,738	5,083	2,888	2,195
Total	$20,115	$3,345	$16,770	$19,988	$2,888	$17,100

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 10 years for customer lists. Estimated amortization expense for the next five fiscal years is approximately $444 thousand in 2021, $320 thousand in 2022, $310 thousand in 2023, $310 thousand in 2024 and $147 thousand in 2025. As of December 26, 2020, the Company’s intangible assets with indefinite lives consisted of goodwill and liquor licenses.

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

In accordance with Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company recorded a pre-tax charge of $1.5 million in the fourth quarter of 2018 for the impairment of long-lived assets, including equipment and leasehold improvements. The charge was a result of management determining that the net book value of this property was less than the recoverable value. This charge was included as a component of "Operating, general and administrative expenses." Management determined that no assets met the impairment criteria as of December 26, 2020 and December 28, 2019.

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

(m) Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for occurrences exceeding a $500 thousand specific deductible with a $450 thousand aggregating deductible. The Company is liable for workers' compensation claims ranging from $1.0 million to $2.0 million per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100 thousand to $1.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

(n) Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company reviews the tax positions taken or expected to be taken on tax returns to determine whether and to what extent a benefit can be recognized in the Consolidated Financial Statements. Refer to Note 9 to the Consolidated Financial Statements for the amount of unrecognized tax benefits and other disclosures related to uncertain tax positions. To the extent interest and penalties would be assessed by taxing authorities on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense.

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

Vendor allowances recorded as credits in cost of sales totaled $133.5 million in 2020, $130.4 million in 2019 and $132.0 million in 2018. Vendor paid cooperative advertising credits totaled $21.7 million in 2020, $24.8 million in 2019 and $19.4 million in 2018. These credits were netted against advertising costs within “Cost of Sales, including Advertising, Warehousing and Distribution expenses.” The Company had accounts receivable due from vendors of $886 thousand and $1.0 million for earned advertising credits and $8.6 million and $9.5 million for earned promotional discounts as of December 26, 2020 and December 28, 2019, respectively. The Company had $3.3 million and $5.4 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 26, 2020 and December 28, 2019, respectively.

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

(t) Advertising Costs

The Company expenses advertising costs as incurred. The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $24.5 million in 2020, $30.3 million in 2019 and $30.5 million in 2018 in “Cost of Sales, including Advertising, Warehousing and Distribution Expenses.”

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(u) Rental and Commission Income

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.” All leases are operating leases. Refer to Note 5 to the Consolidated Financial Statements for further disclosure on operating leases and rental income.

The Company provides a variety of services to its customers, including but not limited to lottery, money orders, third-party gift cards, and third-party bill pay services. Commission income earned from these services are recorded when earned as a component of “Operating, general and administrative expenses.” The Company recorded commission income of $17.7 million in 2020, $18.3 million in 2019 and $17.9 million in 2018.

(v) Current Relevant Accounting Standards

The Company regularly monitors recently issued accounting standards and assesses their applicabilty and impact. The Company believes that there are no accounting standard updates that have or will have a material or significant impact on the Company’s accounting policies.

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

The Company’s marketable securities valued using Level 1 inputs include three public company equity securities, for which quoted market prices are available. The Company’s bond portfolio is valued using Level 2 inputs. The Company’s corporate and municipal bonds are valued using a combination of pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs, which are considered Level 2 inputs.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held. Dividends from the equity securities are recognized as received. Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $536 thousand, $4.1 million and investment loss of $234 thousand which included an unrealized loss in equity securities of $1.8 million, an unrealized gain in equity securities of $2.0 million and an unrealized loss in equity securities of $1.6 million in the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018, respectively.

Marketable securities, as of December 26, 2020 and December 28, 2019, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 26, 2020	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,410
Level 2
Corporate and municipal bonds	$99,861	$5,723	$(1,139)	104,445
	$99,861	$5,723	$(1,139)	$111,855

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2019	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$9,201
Level 2
Corporate and municipal bonds	$52,264	$2,091	$(18)	54,337
	$52,264	$2,091	$(18)	$63,538

Maturities of marketable securities classified as available-for-sale at December 26, 2020, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$9,146	$9,233
Due after one year through five years	44,030	45,788
Due after five years through ten years	46,685	49,424
	$99,861	$104,445

WEIS MARKETS, INC.

Note 2    Marketable Securities (continued)

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $3.3 million, $3.0 million, and investment loss of $931 thousand in fiscal years ended December, 26, 2020, December 28, 20219, and December 29, 2018 The changes in the underlying liability to the associates are recorded in “Other income (expense).”

Note 3    Inventories

Merchandise inventories, as of December 26, 2020 and December 28, 2019, were valued as follows:

(dollars in thousands)	2020	2019
LIFO	$191,051	$204,043
Average cost	77,973	75,763
	$269,024	$279,806

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $70.4 million and $70.7 million higher than as reported on the above methods as of December 26, 2020 and December 28, 2019, respectively. During 2020 and 2019, the Company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4    Property and Equipment

Property and equipment, as of December 26, 2020 and December 28, 2019, consisted of:

	Useful Life
(dollars in thousands)	(in years)	2020	2019
Land		$137,890	$137,977
Buildings and improvements	10-60	779,927	736,812
Equipment	3-12	1,159,084	1,096,252
Leasehold improvements	5-20	225,393	217,664
Total, at cost		2,302,294	2,188,705
Less accumulated depreciation and amortization		1,377,865	1,301,777
		$924,429	$886,928

WEIS MARKETS, INC.

Note 5    Lease Commitments

The adoption of ASU 2016-02 Leases (Topic 842) had a significant impact on the Company’s Consolidated Balance Sheets, resulting in operating lease right-to-use assets of $202 million and lease liabilities of $211 million as of December 30, 2018. The difference between the operating lease right-to-use assets and lease liabilities represents prepaid and accrued rents, unfavorable lease obligations, favorable lease assets and deferred tenant allowances associated with operating leases as of December 30, 2018 and reclassified against the operating lease right-to-use asset upon adoption.

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the fiscal year ended December 26, 2020.

(dollars in thousands)	2020	2019
Operating lease cost	$46,283	$46,063
Variable lease cost	11,167	10,998
Lease or sublease income	(8,636)	(7,749)
Net lease cost	$48,814	$49,312

The following is a schedule by years of the future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received as of December 26, 2020.

(dollars in thousands)	Leases	Subleases
2021	$46,631	(3,683)
2022	41,800	(3,126)
2023	37,108	(2,462)
2024	31,925	(1,696)
2025	23,953	(1,336)
Thereafter	59,734	(4,846)
Total Lease Payments	$241,151	(17,149)
Less: Interest	32,922	-
Present value of lease liabilities	208,229	(17,149)

The following is a schedule of weighted-average remaining lease terms and weighted-average discount rates as of December 26, 2020 and December 28, 2019.

Lease Term and Discount Rate	December 26, 2020	December 28, 2019
Weighted-average remaining lease term	4.06	4.44
Weighted-average discount rate	3.36%	3.47%

Prior to the adoption of the ASU, leases generally provide for fixed annual rentals, minimum annual rentals, contingent rentals and sublease income.

Rent expense and income on all leases for the fiscal year ended December 29, 2018 consisted of:

(dollars in thousands)	2018
Minimum annual rentals	$47,253
Contingent rentals	419
Lease or sublease income	(7,757)
$39,915

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

WEIS MARKETS, INC.

Retirement plan costs:

(dollars in thousands)	2020	2019	2018
Retirement savings plan	4,949	3,434	3,525
Deferred compensation plan	806	801	508
Supplemental executive retirement plan	463	498	390
	$6,218	$4,733	$4,423

The Company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. Currently, there are no active officers in the plan. The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate. The plan is unfunded and accounted for on an accrual basis. The recorded liability at December 26, 2020 is $4.0 million which is based on expected payments to be made over the remaining lives of the beneficiaries. This amount is included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets. The expected payment amounts are approximately $1.0 million for 2021 and for the years thereafter dependent on the lives of the beneficiaries.

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates. This plan is designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. This plan is unfunded and accounted for on an accrual basis. Participants in this plan are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan once their yearly earnings exceed the IRS highly compensated threshold. The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion. The allocation among the various plan participants is made in both flat dollar amounts and in relationship to their compensation. Plan participants are 100% vested in their accounts after three years of service with the Company. Benefits are distributed among participants upon termination or retirement. Substantial risk of benefit forfeiture does exist for participants in this plan. The present value of accumulated benefits amounted to $22.8 million and $19.0 million at December 26, 2020 and December 28, 2019, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

Note 7    Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzed store operational revenues by geographical area but each area offers customers similar product, has similar distribution methods, and supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following table represents net sales by type of product for years ending December 26, 2020, December 28, 2019 and December 29, 2018.

	52 Weeks Ended
(dollars in thousands)	December 26, 2020		December 28, 2019		December 29, 2018
Grocery	$3,627,898	88.2%	$3,068,754	86.6%	$3,063,218	87.3%
Pharmacy	356,630	8.7	337,233	9.5	314,584	9.0
Fuel	117,800	2.9	127,828	3.6	125,993	3.6
Manufacturing	10,273	0.2	9,484	0.3	5,475	0.1

Total net sales	$4,112,601	100.0%	$3,543,299	100.0%	$3,509,270	100.0%

WEIS MARKETS, INC.

Note 8    Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 29, 2018	$262

Other comprehensive loss before reclassifications	1,255
Amounts reclassified from accumulated other comprehensive income	(37)
Net current period other comprehensive Income	1,218
Accumulated other comprehensive income balance as of December 28, 2019	$1,480

Other comprehensive income before reclassifications	1,806
Amounts reclassified from accumulated other comprehensive income	-
Net current period change in other comprehensive income	1,806
Accumulated other comprehensive income balance as of December 26, 2020	$3,286

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended December 26, 2020, December 28, 2019 and December 29, 2018.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
(dollars in thousands)	Location	2020	2019	2018
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income (loss) and interest expense	$-	$(51)	$(54)
	Provision for income taxes	-	14	14
Total amount reclassified, net of tax		$-	$(37)	$(40)

WEIS MARKETS, INC.

Note 9    Income Taxes

(dollars in thousands)	2020	2019	2018
Current:
Federal	$29,121	$11,779	$11,385
State	9,984	3,117	4,594
Deferred:
Federal	4,090	6,636	6,059
State	1,567	(871)	(2,640)
	$44,762	$20,661	$19,398

The reconciliation of income taxes computed at the federal statutory rate of 21% in 2020, 2019 and 2018. Ending deferred tax liability has been computed at the federal statutory rate of 21%.

(dollars in thousands)	2020	2019	2018
Income taxes at federal statutory rate	$34,373	$18,615	$17,249
State income taxes, net of federal income tax benefit	7,261	1,333	639
Nondeductible employee-related expenses	2,223	1,974	768
2017 tax reform	-	-	657
Other	905	(1,261)	85
Provision for income taxes (effective tax rate 27.3%, 23.3% and 23.6%, respectively)	$44,762	$20,661	$19,398

The effective income tax rate was 27.3%, 23.3% and 23.6% in 2020, 2019, and 2018, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes as well as nondeductible employee expenses. Not all the Company’s tax credits and state deductions are driven proportionately by taxable income levels, due to these items and the significant increase in taxable income from prior years, the result was a higher effective income tax rate for 2020.

Cash paid for federal income taxes was $33.5 million, $11.3 million $4.5 million and in 2020, 2019 and 2018 respectively. Cash paid for state income taxes was $8.8 million, $2.8 million and $2.1 million in 2020, 2019 and 2018 respectively.

WEIS MARKETS, INC.

Note 9    Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 26, 2020 and December 28, 2019, are:

(dollars in thousands)	2020	2019
Deferred tax assets:
Accounts receivable	$659	$749
Employment incentives	6,204	4,735
Self-insurance liability	8,515	7,344
Postretirement benefit obligations	6,527	6,054
Net operating loss and credit carryforwards	7,787	9,945
Unrecognized Tax Benefits	1,751	1,389
Other	1,407	611
Total deferred tax assets	32,850	30,827
Deferred tax liabilities:
Inventories	(13,407)	(13,072)
Unrealized gains on marketable securities	(3,059)	(2,851)
Prepaids	(5,993)	(4,883)
Nondeductible accruals and other	(332)	(926)
Depreciation	(113,463)	(106,136)
Total deferred tax liabilities	(136,254)	(127,868)
Net deferred tax liability	$(103,404)	$(97,041)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(dollars in thousands)	2020	2019
Unrecognized tax benefits at beginning of year	$6,612	$6,405
Increases based on tax positions related to the current year	1,725	1,769
Additions for tax positions of prior year	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Expiration of the statute of limitations for assessment of taxes	-	(1,562)
Unrecognized tax benefits at end of year	$8,337	$6,612

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million in 2020, $1.8 million in 2019 and $1.7 million in 2018.

The Company or one of its subsidiaries files tax returns in the United States and various state jurisdictions. The tax years subject to examination in the United State and in Pennsylvania, where the majority of the Company's revenues are generated, are 2016 to 2020.

The Company has net operating loss carryforwards of $72 million available for state income tax purposes. The net operating losses will begin to expire starting in 2027. The Company expects to fully utilize these net operating loss carryforwards.

WEIS MARKETS, INC.

Note 10    Summary of Quarterly Results (Unaudited)

Quarterly financial data for 2020 and 2019 are as follows:

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 28, 2020	June 27, 2020	September 26, 2020	December 26, 2020
Net sales	$985,820	$1,098,704	$1,002,387	$1,025,690
Gross profit on sales	264,147	292,888	274,333	269,066
Net income	26,689	41,472	31,336	19,420
Basic and diluted earnings per share	$0.99	$1.54	$1.16	$0.73

(dollars in thousands, except per share amounts)	Thirteen Weeks Ended
	March 30, 2019	June 29, 2019	September 28, 2019	December 28, 2019
Net sales	$876,718	$887,967	$876,222	$902,392
Gross profit on sales	229,552	236,670	232,825	239,147
Net income	14,304	20,475	14,319	18,885
Basic and diluted earnings per share	$0.53	$0.76	$0.53	$0.70

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

Note 12    Commitments and Contingencies

The Company is involved in various legal actions arising out of the normal course of business. The Company also accrues for contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated, based on experience. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Note 13    Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on August 21, 2019 and matures on September 1, 2022. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 26, 2020, the availability under the revolving credit agreement was $25.1 million, net of $4.9 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $35 thousand and $55 thousand for 2020 and 2019, respectively.

Note 14    COVID-19

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

The Company’s business being deemed essential resulted in incremental financial performance that may not be indicative of future financial results and there remains uncertainty and increased risks concerning its employees, customers, supply chain and government regulation.

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and its subsidiaries (the Company) as of December 26, 2020 and December 28, 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the 52 week periods ended December 26, 2020, December 28, 2019 and December 29, 2018, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for the 52 week periods ended December 26, 2020, December 28, 2019 and December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Income taxes

As described in Notes 1 and 9 of the consolidated financial statements, the Company operates 196 stores across seven states in the U.S. and a centralized distribution center in Pennsylvania. The Company’s provision for income taxes is impacted based on interpretations of various state and local income tax laws. Management prepared the Company’s provision for state income taxes using significant judgment when interpreting the provisions of state and local tax regulations and assessing the positions taken as a result of these considerations as to whether or not the amount of benefit recorded would be more likely than not to be sustained upon examination.

We identified the evaluation of the Company’s provision for state income taxes and its assessment of more likely than not surrounding state tax positions as a critical audit matter due to the significant judgments made by management when assessing the complex provisions of the tax laws and regulations. Auditing the matter required significant auditor judgment and increased audit effort, including the use of our state and local tax professionals, in evaluating the recorded results of management’s tax positions and their assessment of the sustainability of these tax positions.

Our audit procedures related to the Company’s provision for state income taxes include the following, among others:

WEIS MARKETS, INC.

•We obtained an understanding of the relevant controls related to the determination of current and deferred taxes and the assessment of more likely than not surrounding state tax positions and tested such controls for design and operating effectiveness, including controls related to the interpretation and application of tax laws.

•We involved our state and local tax professionals to assist in evaluating the application of state and local tax regulations. Our professionals developed an independent assessment of interpretations of state and local tax positions requiring significant judgement and compared them to the Company’s recorded positions.

•We tested the accuracy and completeness of the data and inputs used to calculate the effective state tax rate, current provision calculations, deferred tax assets/liabilities, more likely than not state tax positions assessment and income taxes receivable/payable rollforward.

Retail inventory and related cost of sales

As described in Note 1 to the consolidated financial statements, the Company accounts for retail center store inventory under the retail inventory method (RIM) using the last-in, first-out (LIFO) method. RIM is commonly used by retail companies to determine cost and calculate gross margin based on applying a cost-to-retail ratio to each similar merchandise category’s ending retail value.

We identified the auditing of RIM inventory as a critical audit matter due to the increased audit effort, including involvement of more experienced audit team members and our information technology (IT) professionals. The RIM inventory computations utilize critical inputs dependent on multiple information systems that capture and process high volume transactions that elevates the importance of data interfaces and reliability of information systems.

Our audit procedures related to the Company’s RIM inventory include the following, among others:

•We obtained an understanding of the relevant controls, including IT general controls, surrounding the retail inventory valuation process and tested such controls for design and operating effectiveness, including automated processes and transactional data interfaces and managements review controls over these data inputs and the Company’s RIM calculation outputs.

•We tested the accuracy and completeness of the key inputs into the RIM calculation, including purchases, sales, discounts, shrink and price changes (markdowns) by comparing the key inputs back to source information such as point of sale information via retail pricing and tender/cash receipts, third-party vendor invoices and third-party inventory count information, including testing of a rollforward from the inventory count date to year-end inventory valuation.

•We performed analytical procedures disaggregated by inventory category. Such disaggregated analytical procedures included trend analysis of RIM inputs based on warehouse and direct store delivery purchases as percent of sales, cost of sales percentages compared to historical periods and trends, and discounts and markdown analytics based on inquiries with various Company personnel to assess the level of retail price changes due to pricing and promotional strategies and inflation/deflation within a category. Additional analytics include trends analyses on store count and shrink results, store square footage analytics related to ending store level inventory values and gross profit analytics by category.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Philadelphia, Pennsylvania

March 11, 2021

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Weis Markets, Inc.'s (the Company) internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2020 and December 28, 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the 52 week periods ended December 26, 2020, December 28, 2019 and December 29, 2018, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index, and our report dated March 11, 2021 expressed an unqualified opinion.

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

March 11, 2021

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

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2020.

RSM US LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 26, 2020. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 26, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.    Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

WEIS MARKETS, INC.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Information about our Executive Officers,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 11, 2021 are incorporated herein by reference.

Item 11.    Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 11, 2021 are incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 11, 2021 is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 11, 2021 are incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 11, 2021 is incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.    Exhibits, Financial Statement Schedules:

(a)(1)- The Company’s 2020 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

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
4-A

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, as amended, filed as exhibit 4-A in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and incorporated herein by reference.

10-A	Retirement Savings Plan, filed as exhibit 10-A in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and incorporated herein by reference. *
10-B	Supplemental Executive Retirement Plan, filed as exhibit 10-B in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and incorporated herein by reference. *
10-E

Deferred Compensation Agreement between the Company and Mr. Robert F. Weis, filed as exhibit under Part IV, Item 15(a)(3) in the Annual Report on Form 10-K for the fiscal year ended December 26, 2009 and incorporated herein by reference. *

10-H

Chief Executive Officer Incentive Award Plan between the Company and Jonathan H. Weis, Chairman, President and Chief Executive Officer, effective July 1, 2011, amended and restated effective as of January 1, 2014 and January 1, 2017 and continuing thereafter through December 31, 2019, filed as Exhibit 10.2 to Form 8-K April 7, 2017 and incorporated herein by reference. *

10-I

Executive Employment Agreement between the Company and Jonathan H Weis, Chairman, President and Chief Executive Officer, signed on November 15, 2019 effective January 1, 2020 and continuing thereafter through December 31, 2023, filed as Exhibit 10.1 to Form 8-K November 18, 2019 and incorporated herein by reference. *

10-J

Chief Executive Office Incentive Award Plan between the Company and Jonathan H Weis, Chairman, President and Chief Executive Officer, effective January 1, 2020 amended and restated effective as of January 1, 2021 and continuing thereafter through December 31, 2022, filed as Exhibit 10.2 to Form 8-K March 9, 2021 and incorporated herein by reference. *

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

WEIS MARKETS, INC.

Item 15(c)(3).    Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(dollars in thousands)

Col. A	Col. B	Col. C			Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Accounts		Deductions	End of
Description	of Period	Expenses	Describe		Describe (1)	Period
Fiscal Year ended December 26, 2020:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,757	$1,556	$	---	$1,886	$2,427

Fiscal Year ended December 28, 2019:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,090	$1,975	$	---	$1,308	$2,757

Fiscal Year ended December 29, 2018:
Deducted from asset accounts:
Allowance for uncollectible accounts	$1,946	$1,144	$	---	$1,000	$2,090

(1) Deductions are uncollectible accounts written off, net of recoveries.

Item 16.    Form 10-K Summary:

None.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	3/11/2021	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	3/11/2021	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(principal executive officer)

Date	3/11/2021	/S/Scott F. Frost
Scott F. Frost
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date	3/11/2021	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development
and Secretary
and Director

Date	3/11/2021	/S/Dennis G. Hatchell
Dennis G. Hatchell
Director

Date	3/11/2021	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date	3/11/2021	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date	3/11/2021	/S/Jeanette R. Rogers
Jeanette R. Rogers
Vice President, Corporate Controller
(principal accounting officer)