Form 10-Q
period 2021-03-27
WEIS MARKETS INC
filed 2021-05-06
CIK 105418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2021
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

As of May 6, 2021, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(dollars in thousands)	March 27, 2021	December 26, 2020
Assets
Current:
Cash and cash equivalents	$101,217	$136,612
Marketable securities	114,727	111,855
SERP investment	24,135	22,764
Accounts receivable, net	44,598	56,760
Inventories	276,733	269,024
Prepaid expenses and other current assets	25,586	29,187
Total current assets	586,996	626,202
Property and equipment, net	932,552	924,429
Operating lease right-to-use	195,637	199,901
Goodwill	52,330	52,330
Intangible and other assets, net	17,408	17,559
Total assets	$1,784,923	$1,820,421

Liabilities
Current:
Accounts payable	$184,536	$221,566
Accrued expenses	35,394	50,591
Operating leases	39,352	39,165
Accrued self-insurance	20,606	19,306
Deferred revenue, net	7,947	10,583
Income taxes payable	10,204	5,058
Total current liabilities	298,039	346,269
Postretirement benefit obligations	26,299	25,757
Accrued self-insurance	20,284	20,297
Operating leases	164,547	169,064
Deferred income taxes	105,231	103,404
Other	9,266	9,515
Total liabilities	623,666	674,306
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued,
26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,299,653	1,283,737
Accumulated other comprehensive income
(Net of deferred taxes of $993 in 2021 and $1,299 in 2020)	2,512	3,286
	1,312,114	1,296,972
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,161,257	1,146,115
Total liabilities and shareholders’ equity	$1,784,923	$1,820,421

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands, except shares and per share amounts)	March 27, 2021	March 28, 2020
Net sales	$1,006,340	$985,820
Cost of sales, including advertising, warehousing and distribution expenses	738,950	721,673
Gross profit on sales	267,390	264,147
Operating, general and administrative expenses	235,556	226,719
Income from operations	31,834	37,428
Investment income (loss) and interest expense	1,611	(4,019)
Other income (expense)	(775)	2,676
Income before provision for income taxes	32,670	36,085
Provision for income taxes	8,415	9,396
Net income	$24,255	$26,689

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.31	$0.31
Basic and diluted earnings per share	$0.90	$0.99

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 27, 2021	March 28, 2020
Net income	$24,255	$26,689
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $306 and $38, respectively for the thirteen weeks ended)	(774)	95
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $0 and $2, respectively for the thirteen weeks ended)	-	(6)
Other comprehensive income gain (loss), net of tax	(774)	89
Comprehensive income, net of tax	$23,481	$26,778

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(dollars in thousands, except shares)				Other			Total
For Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
March 27, 2021 and March 28, 2020	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 26, 2020	33,047,807	$9,949	$1,283,737	$3,286	6,149,364	$(150,857)	$1,146,115
Net Income	—	—	24,255	—	—	—	24,255
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	(774)	—	—	(774)
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at March 27, 2021	33,047,807	$9,949	$1,299,653	$2,512	6,149,364	$(150,857)	$1,161,257

Balance at December 28, 2019	33,047,807	$9,949	$1,198,173	1,480	6,149,364	$(150,857)	$1,058,745
Net income	—	—	26,689	—	—	—	26,689
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	89	—	—	89
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at March 28, 2020	33,047,807	$9,949	$1,216,524	$1,569	6,149,364	$(150,857)	$1,077,185

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(dollars in thousands)	March 27, 2021	March 28, 2020
Cash flows from operating activities:
Net income	$24,255	$26,689
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	25,359	23,886
Loss on disposition of fixed assets	63	1,425
(Gain) on sale of marketable securities	-	(8)
Unrealized (gain) loss in value of equity securities	(237)	1,922
Deferred income taxes	2,133	(21)
Unrealized (gain) loss in SERP	(448)	2,676
Changes in operating assets and liabilities:
Inventories	(7,709)	46,385
Accounts receivable and prepaid expenses	15,763	(2,492)
Accounts payable and other liabilities	(49,776)	14,919
Income taxes	5,146	9,329
Other	388	53
Net cash provided by operating activities	14,937	124,763
Cash flows from investing activities:
Purchase of property and equipment	(37,043)	(24,848)
Proceeds from the sale of property and equipment	29	161
Purchase of marketable securities	(10,165)	(2,079)
Proceeds from the sale and maturities of marketable securities	6,125	1,800
Purchase of intangible assets	(17)	41
Change in SERP investment	(922)	(91)
Net cash used in investing activities	(41,993)	(25,016)
Cash flows from financing activities:
Dividends paid	(8,339)	(8,339)
Net cash used in financing activities	(8,339)	(8,339)
Net increase in cash and cash equivalents	(35,395)	91,408
Cash and cash equivalents at beginning of year	136,612	66,871
Cash and cash equivalents at end of period	$101,217	$158,279

See accompanying notes to Consolidated Financial Statements. In the first thirteen weeks of 2021, there was $1.1 million cash paid for income taxes compared to $89 thousand in 2020 for the same period. Cash paid for interest related to long-term debt was $9 thousand and $10 thousand in the first thirteen weeks of 2021 and 2020, respectively.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $844 thousand in the first quarter of 2021, which included an unrealized gain in equity securities of $237 thousand. In the thirteen weeks ending March 28, 2020, the Company recognized investment loss of $1.3 million, which included unrealized loss in equity securities of $1.9 million.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(3) Marketable Securities (continued)

Marketable securities, as of March 27, 2021 and December 26, 2020, consisted of:

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 27, 2021	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,648
Level 2
Corporate and municipal bonds	$103,575	$4,878	$(1,374)	107,079
	$103,575	$4,878	$(1,374)	$114,727

		Gross	Gross
(dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 26, 2020	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,410
Level 2
Corporate and municipal bonds	$99,861	$5,723	$(1,139)	104,445
	$99,861	$5,723	$(1,139)	$111,855

Maturities of marketable securities classified as available-for-sale at March 27, 2021, were as follows:

	Amortized	Fair
(dollars in thousands)	Cost	Value
Available-for-sale:
Due within one year	$6,631	$6,675
Due after one year through five years	44,550	46,223
Due after five years through ten years	52,394	54,181
	$103,575	$107,079

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $775 thousand in the first quarter of 2021, and investment loss of $2.7 million in the same period in 2020. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains
on Available-for-Sale
(dollars in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 26, 2020	$3,286

Other comprehensive loss before reclassifications	(774)
Net current period change in other comprehensive income	(774)
Accumulated other comprehensive income balance as of March 27, 2021	$2,512

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended March 27, 2021 and March 28, 2020.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended
(dollars in thousands)	Location	March 27, 2021	March 28, 2020
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income (loss) and interest expense	$-	$(8)
	Provision for income taxes	-	2
Total amount reclassified, net of tax		$-	$(6)

(5) Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on August 21, 2019 and matures on September 1, 2022. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of March 27, 2021, the availability under the revolving credit agreement was $25.1 million, net of $4.9 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $8 thousand and $9 thousand in the thirteen weeks ended March 27, 2021 and March 28, 2020, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(6) Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzes store operational revenues by geographical area but each area offers customers similar products, has similar distribution methods, and is supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following table represents net sales by type of product for the thirteen-week periods ending March 27, 2021 and March 28, 2020:

	13 Weeks Ended
(dollars in thousands)	March 27, 2021		March 28, 2020
Grocery	$874,073	86.9%	$863,747	87.6%
Pharmacy	95,597	9.5	89,333	9.1
Fuel	34,372	3.4	29,967	3.0
Manufacturing	2,298	0.2	2,773	0.3

Total net sales	$1,006,340	100.0%	$985,820	100.0%

(7) Leases

As of March 27, 2021, the Company leased approximately 50% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen weeks ended March 27, 2021 and March 28, 2020.

	13 Weeks Ended
(dollars in thousands)	2021	2020
Operating lease cost	$11,317	$11,504
Variable lease cost	2,698	2,667
Lease or sublease income	(2,309)	(2,037)
Net lease cost	$11,706	$12,134

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(8) COVID-19

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The coronavirus and actions taken to mitigate the spread of it have had and are expected to continue to have an adverse impact on the economies and financial markets of the geographical area in which the Company operates. Since the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted March 27, 2020 to, amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the novel coronavirus pandemic, there have been two subsequent acts adopted to provide aditional emergency assistance, the most recent of which being the American Rescue Plan Act of 2021 enacted on March 11, 2021.

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2020, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Company Summary

Weis Markets is a conventional supermarket chain that operates 198 retail stores with approximately 24 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. Its products include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; and Loyalty programs. The Loyalty program includes fuel rewards that may be redeemed at the Company’s fuel stations or one of its third-party fuel station partners.

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, the U.S. President declared a National Emergency concerning the disease. Additionally, in March 2020, state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the novel coronavirus pandemic. The Company’s business was deemed essential and thus its stores have remained open during this time period. The closure of other food sources and government stimulus payments to affected individuals have been accretive to our sales and gross profits compared to the time periods preceding the impact of the novel coronavirus pandemic; however, the Company also faces new and increased risks concerning its associates, government regulation, and supply chain. The Company is not able to speculate how the ensuing economy or unknown future related expenses will affect it after the governmental novel coronavirus pandemic measures have ended (see Forward-Looking Statements).

The Company advertises its products and promotes its brand through weekly and monthly printed circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications.  The Company promotes by using Everyday Lower Price, Low Price Guarantee, Low, Low Price and utilizes a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and in-store and fuel rewards.

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

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” ordering with curbside pickup and home delivery. In the first quarter of 2021, the Company offered Weis 2 Go Online curbside pickup in 184 of its locations. During the third quarter of 2018 the Company began offering home delivery with Shipt, and currently offers this convenience to customers in 175 different locations. Due to the surge in volume created by the novel coronavirus pandemic, sales in the first quarter of 2021 through Weis 2 Go Online have increased over 170% percent when compared to the same period last year.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income
			Percentage Changes
	13 Weeks Ended		2021 vs. 2020
(dollars in thousands except per share amounts)	March 27, 2021	March 28, 2020	13 Weeks Ended
Net sales	$1,006,340	$985,820	2.1%
Cost of sales, including advertising, warehousing and distribution expenses	738,950	721,673	2.4
Gross profit on sales	267,390	264,147	1.2
Gross profit margin	26.6%	26.8%
Operating, general and administrative expenses	235,556	226,719	3.9
O, G & A, percent of net sales	23.4%	23.0%
Income from operations	31,834	37,428	(14.9)
Operating margin	3.2%	3.8%
Investment income (loss) and interest expense	1,611	(4,019)	140.1
Investment income (loss) and interest expense, percent of net sales	0.2%	(0.4)%
Other income (expense)	(775)	2,676	(129.0)
Other income (expense), percent of net sales	(0.1)%	0.3%
Income before provision for income taxes	32,670	36,085	(9.5)
Income before provision for income taxes, percent of net sales	3.2%	3.7%
Provision for income taxes	8,415	9,396	(10.4)
Effective income tax rate	25.8%	26.0%
Net income	$24,255	$26,689	(9.1)%
Net income, percent of net sales	2.4%	2.7%
Basic and diluted earnings per share	$0.90	$0.99	(9.1)%

Net Sales

Analysis of Sales

Percentage Changes
2021 vs. 2020
March 27, 2021	13 Weeks Ended
Net sales	2.1%
Net sales, excluding fuel sales	1.7
Comparable store sales	1.4
Comparable store sales, excluding fuel sales	1.1%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Net Sales (continued)

Analysis of Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.2% compared to an increase of 1.1% for the same period last year. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the thirteen-week average price of gasoline in the Central Atlantic States increased 5.2% or $0.14 per gallon in the first quarter of 2021 compared to the same quarter in 2020.

Comparable store sales for the first quarter of 2021 compared to the same period in 2020 increased 1.4% with fuel and 1.1% without fuel. The Company’s first quarter sales were favorably impacted as a result of increased sales demand related to the novel coronavirus pandemic. The pandemic affected the latter half of the first quarter in 2020, whereas in 2021 the Company has recognized impacts of the pandemic through the whole period.

Although the Company experienced retail inflation and deflation in various commodities for the periods presented, the novel coronavirus pandemic has caused uncertainty about future economic conditions and may change future product mix. Management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors. Management remains confident in its ability to generate long-term sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company's competitive position.

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations. Increased sales volume resulted in an increase in cost of sales. Both direct product costs and distribution costs increase when sales volume increases.

Gross profit on sales increased 1.2% for the first quarter of 2021 compared to the same period in 2020. The increase is attributable to a change in sales mix along with increased fresh department sell-through, which reduced the amount of product loss.

Non-cash LIFO inventory valuation adjustments represent expense of $329 thousand in the first quarter of 2021 compared to expense of $1.5 million in the same period in 2020. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the novel coronavirus pandemic has caused uncertainty about future economic conditions.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations (continued)

Operating, General and Administrative Expenses
The majority of the operating, general and administrative expenses are driven by sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 61% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased 0.3% in the first quarter of 2021 when compared to the same period in 2020.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $23.4 million, or 2.3% of net sales during the first quarter of 2021 compared to $21.7 million, or 2.2% of net sales during the first quarter of 2020. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(dollars in thousands)	Increase	Increase (Decrease)
March 27, 2021	(Decrease)	as a % of sales
Direct store labor	$4,455	0.3%
Fixed expenses	2,205	0.1

Wages expense increased in the first quarter of 2021 as a percent of sales when compared to the same period in 2020 as a result of the ongoing novel coronavirus pandemic. Fixed expenses include occupancy costs, depreciation and amortization and insurance expenses.

Provision for Income Taxes

The effective income tax rate was 25.8% and 26.0% for the first quarter of 2021 and 2020, respectively. Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on August 21, 2019, with Wells Fargo Bank, NA (the “Credit Agreement”). The Credit Agreement matures on September 1, 2022 and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of March 27, 2021, the availability under the revolving credit agreement was $25.1 million with $4.9 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 10 years and three long-held high yield, large capitalized public company equity securities. The portfolio totaled $114.7 million as of March 27, 2021. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

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

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends. The Company has no other commitment of capital resources as of March 27, 2021, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2036.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares. In the second quarter of 2019, the Company entered into a brokerage agreement with Wells Fargo Securities, LLC to facilitate possible share repurchases.

Quarterly Cash Dividends

At its regular meeting held in April, the Board of Directors unanimously approved a quarterly dividend of $0.31 per share, payable on May 24, 2021 to shareholders of record on May 10, 2021. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Liquidity and Capital Resources (continued)

Cash Flow Information

	13 Weeks Ended
(dollars in thousands)	March 27, 2021	March 28, 2020	2021 vs. 2020
Net cash provided by (used in):
Operating activities	$14,937	$124,763	$(109,826)
Investing activities	(41,993)	(25,016)	(16,977)
Financing activities	(8,339)	(8,339)	-

Operating

Cash flows from operating activities decreased $109.8 million in the first thirteen weeks of 2021 compared to the first thirteen weeks of 2020. Management attributes this decrease to cycling the immediate impact of the novel coronavirus pandemic experienced by the Company during the first quarter of 2020 which, comparably in 2021, produced decreases in accounts payables and increases in inventories.

Investing

Property and equipment purchases during the first thirteen weeks of 2021 totaled $37.0 million compared to $24.8 million in the first thirteen weeks of 2020. As a percentage of sales, capital expenditures were 3.7% in the first thirteen weeks of 2021 and 2.5% in the first thirteen weeks of 2020. In 2021, the Company plans to maintain or increase its marketable securities portfolio.

Financing

The Company paid dividends of $8.3 million in the first thirteen weeks of 2021 and 2020, respectively. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2020 Annual Report on Form 10-K. There have been no changes to the Significant Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

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

.

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the fiscal quarter ended March 27, 2021. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 26, 2020 and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company's Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 26, 2020 and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 27, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 27, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	5/6/2021	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	5/6/2021	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)