Form 10-Q
period 2021-06-26
WEIS MARKETS INC
filed 2021-08-05
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission File Number 1-5039

WEIS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	24-0755415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 S. Second Street
P. O. Box 471	17801-0471
Sunbury, Pennsylvania	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (570) 286-4571	Registrant’s web address: www.weismarkets.com

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

As of August 5, 2021, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	June 26, 2021	December 26, 2020
Assets
Current:
Cash and cash equivalents	$141,205	$136,612
Marketable securities	115,541	111,855
SERP investment	26,329	22,764
Accounts receivable, net	42,109	56,760
Inventories	262,959	269,024
Prepaid expenses and other current assets	26,314	29,187
Total current assets	614,457	626,202
Property and equipment, net	946,060	924,429
Operating lease right-to-use	195,392	199,901
Goodwill	52,330	52,330
Intangible and other assets, net	17,274	17,559
Total assets	$1,825,513	$1,820,421

Liabilities
Current:
Accounts payable	$186,991	$221,566
Accrued expenses	39,195	50,591
Operating leases	39,573	39,165
Accrued self-insurance	21,386	19,306
Deferred revenue, net	7,396	10,583
Income taxes payable	13,282	5,058
Total current liabilities	307,823	346,269
Postretirement benefit obligations	28,719	25,757
Accrued self-insurance	20,275	20,297
Operating leases	163,786	169,064
Deferred income taxes	107,086	103,404
Other	11,239	9,515
Total liabilities	638,928	674,306
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,324,787	1,283,737
Accumulated other comprehensive income (Net of deferred taxes of $1,070 in 2021 and $1,299 in 2020)	2,706	3,286
	1,337,442	1,296,972
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,186,585	1,146,115
Total liabilities and shareholders’ equity	$1,825,513	$1,820,421

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands, except shares and per share amounts)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	$1,047,349	$1,098,704	$2,053,689	$2,084,524
Cost of sales, including advertising, warehousing and distribution expenses	766,157	805,816	1,505,108	1,527,489
Gross profit on sales	281,192	292,888	548,581	557,035
Operating, general and administrative expenses	235,633	236,886	471,189	463,605
Income from operations	45,559	56,002	77,392	93,430
Investment income (loss) and interest expense	2,140	3,066	3,752	(953)
Other income (expense)	(1,831)	(2,618)	(2,606)	58
Income before provision for income taxes	45,868	56,450	78,538	92,535
Provision for income taxes	12,396	14,978	20,811	24,374
Net income	$33,472	$41,472	$57,727	$68,161

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.31	$0.31	$0.62	$0.62
Basic and diluted earnings per share	$1.24	$1.54	$2.15	$2.53

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net income	$33,472	$41,472	$57,727	$68,161
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $77 and $396, respectively for the thirteen weeks ended and $229 and $433, respectively for the twenty-six weeks ended)	195	1,023	(580)	1,118
Reclassification adjustment for (gains) losses included in net income (Net of deferred taxes of $0 and $2, respectively for the thirteen weeks ended and $0 and $0, respectively for the twenty-six weeks ended)	—	6	—	—
Other comprehensive income gain (loss), net of tax	195	1,029	(580)	1,118
Comprehensive income, net of tax	$33,667	$42,501	$57,147	$69,279

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
June 26, 2021 and June 27, 2020	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at March 27, 2021	33,047,807	$9,949	$1,299,653	$2,512	6,149,364	$(150,857)	$1,161,257
Net Income	—	—	33,472	—	—	—	33,472
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	195	—	—	195
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at June 26, 2021	33,047,807	$9,949	$1,324,787	$2,706	6,149,364	$(150,857)	$1,186,585

Balance at March 28, 2020	33,047,807	$9,949	$1,216,524	1,569	6,149,364	$(150,857)	$1,077,185
Net income	—	—	41,472	—	—	—	41,472
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	1,029	—	—	1,029
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at June 27, 2020	33,047,807	$9,949	$1,249,657	$2,598	6,149,364	$(150,857)	$1,111,347

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Twenty-Six weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
June 26, 2021 and June 27, 2020	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 26, 2020	33,047,807	$9,949	$1,283,737	$3,286	6,149,364	$(150,857)	$1,146,115
Net Income	—	—	57,727	—	—	—	57,727
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	(580)	—	—	(580)
Dividends paid	—	—	(16,677)	—	—	—	(16,677)
Balance at June 26, 2021	33,047,807	$9,949	$1,324,787	$2,706	6,149,364	$(150,857)	$1,186,585

Balance at December 28, 2019	33,047,807	$9,949	$1,198,173	1,480	6,149,364	$(150,857)	$1,058,745
Net income	—	—	68,161	—	—	—	68,161
Other comprehensive income, net of reclassification adjustments and tax	—	—	—	1,118	—	—	1,118
Dividends paid	—	—	(16,677)	—	—	—	(16,677)
Balance at June 27, 2020	33,047,807	$9,949	$1,249,657	$2,598	6,149,364	$(150,857)	$1,111,347

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(amounts in thousands)	June 26, 2021	June 27, 2020
Cash flows from operating activities:
Net income	$57,727	$68,161
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	51,270	47,794
(Gain) loss on disposition of fixed assets	402	1,858
Unrealized (gain) loss in value of equity securities	82	2,013
Deferred income taxes	3,911	(1,057)
Unrealized (gain) loss in SERP	(1,768)	383
Changes in operating assets and liabilities:
Inventories	6,064	1,351
Accounts receivable and prepaid expenses	17,525	4,365
Accounts payable and other liabilities	(43,899)	(6,302)
Income taxes	8,225	24,682
Other	305	(4,173)
Net cash provided by operating activities	99,844	139,075
Cash flows from investing activities:
Purchase of property and equipment	(77,750)	(49,731)
Proceeds from the sale of property and equipment	5,745	277
Purchase of marketable securities	(13,385)	(33,194)
Proceeds from the sale and maturities of marketable securities	8,630	2,675
Purchase of intangible assets	(17)	41
Change in SERP investment	(1,797)	(677)
Net cash used in investing activities	(78,574)	(80,609)
Cash flows from financing activities:
Dividends paid	(16,677)	(16,677)
Net cash used in financing activities	(16,677)	(16,677)
Net increase in cash and cash equivalents	4,593	41,789
Cash and cash equivalents at beginning of year	136,612	66,871
Cash and cash equivalents at end of period	$141,205	$108,660

See accompanying notes to Consolidated Financial Statements. In the first twenty-six weeks of 2021, there was $8.7 million cash paid for income taxes compared to $750 thousand in 2020 for the same period. Cash paid for interest related to long-term debt was $16 thousand and $19 thousand in the first twenty-six weeks of 2021 and 2020, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Significant Accounting Policies

Basis of Presentation: The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included. The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited consolidated interim financial statements and there were no material subsequent events which require additional disclosure. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s latest Annual Report on Form 10-K.

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

Level 1Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment advisory firm which includes various third-party pricing services. These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value.

The Company accrues interest on its bond portfolio throughout the life of each bond held. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $318 thousand in the thirteen weeks ended June 26, 2021, which included an unrealized loss in equity securities of $320 thousand. In the thirteen weeks ended June 27, 2020, the Company recognized investment income of $458 thousand, which included an unrealized loss in equity securities of $91 thousand. In the twenty-six weeks ended June 26, 2021, the Company recognized investment income of $1.2 million, which included unrealized loss in equity securities of $82 thousand. In the twenty-six weeks ended June 27, 2020, the Company recognized investment losses of $876 thousand, which included unrealized losses in equity securities of $2 million.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketable securities, as of June 26, 2021 and December 26, 2020, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
June 26, 2021	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,328
Level 2
Corporate and municipal bonds	$104,437	$5,040	$(1,264)	108,213
	$104,437	$5,040	$(1,264)	$115,541

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 26, 2020	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,410
Level 2
Corporate and municipal bonds	$99,861	$5,723	$(1,139)	104,445
	$99,861	$5,723	$(1,139)	$111,855

Maturities of marketable securities classified as available-for-sale at June 26, 2021, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$7,086	$7,123
Due after one year through five years	45,031	46,693
Due after five years through ten years	52,320	54,397
	$104,437	$108,213

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $1.8 million in the thirteen weeks ended June 26, 2021, and investment income of $2.6 million in the same period in 2020. The Company recognized investment income of $2.6 million and investment loss of $58 thousand in the twenty-six weeks ended June 26, 2021, and June 27, 2020, respectively. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 26, 2020	$3,286

Other comprehensive loss before reclassifications	(580)
Net current period change in other comprehensive income	(580)
Accumulated other comprehensive income balance as of June 26, 2021	$2,706

The following table sets forth the effects on net income of the amounts reclassified out of accumulated other comprehensive income for the periods ended June 26, 2021, and June 27, 2020.

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
		13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	Location	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income (loss) and interest expense	$—	$8	$—	$—
	Provision for income taxes	—	(2)	—	—
Total amount reclassified, net of tax		$—	$6	$—	$—

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on August 21, 2019, and matures on September 1, 2022. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of June 26, 2021, the availability under the revolving credit agreement was $25.3 million, net of $4.7 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second fiscal quarter of 2018.

Interest expense related to long-term debt was $8 thousand and $10 thousand in the thirteen weeks ended June 26, 2021, and June 27, 2020, respectively. In the first twenty-six weeks of 2021 and 2020, interest expense related to long-term debt totaled $16 thousand and $18 thousand, respectively.

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

The following table represents net sales by type of product for the thirteen and twenty-six weeks ended June 26, 2021, and June 27, 2020:

	13 Weeks Ended
(amounts in thousands)	June 26, 2021		June 27, 2020
Grocery	$900,009	85.9%	$987,502	89.9%
Pharmacy	101,471	9.7	85,808	7.8
Fuel	43,826	4.2	23,129	2.1
Manufacturing	2,043	0.2	2,265	0.2
Total net sales	$1,047,349	100.0%	$1,098,704	100.0%

	26 Weeks Ended
(amounts in thousands)	June 26, 2021		June 27, 2020
Grocery	$1,774,083	86.4%	$1,851,249	88.9%
Pharmacy	197,068	9.6	175,142	8.4
Fuel	78,197	3.8	53,096	2.5
Manufacturing	4,341	0.2	5,037	0.2
Total net sales	$2,053,689	100.0%	$2,084,524	100.0%

(7) Leases

As of June 26, 2021, the Company leased approximately 50% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and twenty-six weeks ended June 26, 2021, and June 27, 2020.

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Operating lease cost	$11,201	$11,546	$22,518	$23,050
Variable lease cost	2,550	2,867	5,248	5,534
Lease or sublease income	(2,614)	(2,133)	(4,923)	(4,170)
Net lease cost	$11,137	$12,280	$22,843	$24,414

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

Company Summary

Weis Markets is a conventional supermarket chain that operates 197 retail stores with approximately 23 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. Its products include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands.

The Company advertises its products and promotes its brand through weekly and monthly printed circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications. The Company promotes by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own centrally located distribution center and transportation fleet, Weis Markets self distributes approximately 67% of product with the remaining being supplied by direct store delivery vendors. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products primarily for the Company’s stores but serve other companies as well. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

On March 11, 2020, the World Health Organization declared that the novel coronavirus (COVID-19) had become a pandemic, and on March 13, the U.S. President declared a National Emergency concerning the disease. This resulted in government mandated shutdowns, as well as multiple legislative acts to provide emergency economic assistance for individuals, families and businesses affected by the novel coronavirus pandemic. These events were accretive to our sales and gross profits compared to the time periods preceding the impact of the novel coronavirus pandemic. The Company is not able to speculate how the ensuing economy or unknown future related expenses will affect it after the governmental novel coronavirus pandemic measures have ended.

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” ordering with curbside pickup and home delivery. As of June 26, 2021, the Company offered Weis 2 Go Online curbside pickup in 188 of its locations as well as home delivery with Shipt in 177 different locations. Sales in the first twenty-six weeks of 2021 through Weis 2 Go Online have increased over 32% percent when compared to the same period last year.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Two-Year Stacked Comparable Store Sales Analysis

Management is providing Comparable Store Sales Two-Year Stacked analysis, a non-GAAP measure, because management believes this metric is useful to investors and analysts. A Comparable Store Sales Two-Year Stacked analysis presents a comparison of results and trends over a longer period of time to demonstrate the effect of the novel coronavirus pandemic on the operating results of the Company. Information presented in the tables below is not intended for use as an alternative to any other measure of performance. It is not recommended that this table be considered a substitute for the Company’s operating results as reported in accordance with GAAP.

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by the novel coronavirus pandemic management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended June 26, 2021, and June 27, 2020, as well as periods ended June 27, 2020, and June 29, 2019, respectively.

	Percentage Changes
	13 Weeks Ended
	2021 vs. 2020	2020 vs. 2019
Comparable store sales (individual year)	(5.8)%	24.1%
Comparable store sales (two-year stacked)	18.3
Comparable store sales, excluding fuel (individual year)	(7.7)	26.4%
Comparable store sales, excluding fuel (two-year stacked)	18.7%

	Percentage Changes
	26 Weeks Ended
	2021 vs. 2020	2020 vs. 2019
Comparable store sales (individual year)	(2.4)%	18.5%
Comparable store sales (two-year stacked)	16.1
Comparable store sales, excluding fuel (individual year)	(3.6)	19.7%
Comparable store sales, excluding fuel (two-year stacked)	16.1%

When calculating the percentage change in comparable store sales, the Company defines a new store to be comparable after it has been in operation for five full fiscal quarters. Relocated stores and stores with expanded square footage are included in comparable store sales since these units are located in existing markets and are open during construction. Planned store dispositions are excluded from the calculation. The Company only includes retail food stores in the calculation.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Changes
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended	26 Weeks Ended
(amounts in thousands, except per share amounts)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020	2021 vs. 2020	2021 vs. 2020
Net sales	$1,047,349	$1,098,704	$2,053,689	$2,084,524	(4.7)%	(1.5)%
Cost of sales, including advertising, warehousing and distribution expenses	766,157	805,816	1,505,108	1,527,489	(4.9)	(1.5)
Gross profit on sales	281,192	292,888	548,581	557,035	(4.0)	(1.5)
Gross profit margin	26.8%	26.7%	26.7%	26.7%
Operating, general and administrative expenses	235,633	236,886	471,189	463,605	(0.5)	1.6
O, G & A, percent of net sales	22.5%	21.6%	22.9%	22.2%
Income from operations	45,559	56,002	77,392	93,430	(18.6)	(17.2)
Operating margin	4.3%	5.1%	3.8%	4.5%
Investment income (loss) and interest expense	2,140	3,066	3,752	(953)	(30.2)	493.7
Investment income (loss) and interest expense, percent of net sales	0.2%	0.3%	0.2%	(0.0)%
Other income (expense)	(1,831)	(2,618)	(2,606)	58	(30.1)	(4593.1)
Other income (expense), percent of net sales	(0.2)%	(0.2)%	(0.1)%	0.0%
Income before provision for income taxes	45,868	56,450	78,538	92,535	(18.7)	(15.1)
Income before provision for income taxes, percent of net sales	4.4%	5.1%	3.8%	4.4%
Provision for income taxes	12,396	14,978	20,811	24,374	(17.2)	(14.6)
Effective income tax rate	27.0%	26.5%	26.5%	26.3%
Net income	$33,472	$41,472	$57,727	$68,161	(19.3)%	(15.3)%
Net income, percent of net sales	3.2%	3.8%	2.8%	3.3%
Basic and diluted earnings per share	$1.24	$1.54	$2.15	$2.53	(19.5)%	(15.0)%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Changes
	2021 vs. 2020
June 26, 2021	13 Weeks Ended	26 Weeks Ended
Net sales	(4.7)%	(1.5)%
Net sales, excluding fuel	(6.7)	(2.7)
Comparable store sales	(5.8)	(2.4)
Comparable store sales, excluding fuel	(7.7)%	(3.6)%

When calculating the percentage change in comparable store sales, the Company defines a new store to be comparable after it has been in operation for five full fiscal quarters. Relocated stores and stores with expanded square footage are included in comparable store sales since these units are located in existing markets and are open during construction. Planned store dispositions are excluded from the calculation. The Company only includes retail food stores in the calculation.

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.6% compared to an increase of 4.3% for the same period last year. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the thirteen-week average price of gasoline in the Central Atlantic States increased 39.5% or $0.87 per gallon in the thirteen weeks ended June 26, 2021, compared to the same period in 2020. The average price of gasoline in the Central Atlantic States increased 20.8% or $0.50 per gallon in the first twenty-six weeks of 2021 when compared to the same period in 2020.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Comparable store sales for the thirteen weeks ended June 26, 2021, compared to the same period in 2020 decreased 5.8% including fuel and 7.7% excluding fuel. In the first twenty-six weeks, comparable store sales for 2021 also remained negative when compared to the same period in 2020, with decreases of 2.4% and 3.6% including and excluding fuel, respectively. The Company is experiencing a reduction in sales as compared to the increased sales demand in 2020 related to the novel coronavirus pandemic.

Although the Company experienced retail inflation and deflation in various commodities for the periods presented, impacts of the novel coronavirus pandemic have caused uncertainty about future economic conditions and may change future product mix. Management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors. Management remains confident in its ability to generate long-term sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company’s competitive position.

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations. Decreased sales volume resulted in a decrease in cost of sales. Both direct product costs and distribution costs decrease when sales volume decreases.

Gross profit on sales decreased 4.0% for the thirteen weeks ended June 26, 2021, compared to the same period in 2020. Gross profit margin increased to 26.8% in the thirteen weeks ended June 26, 2021, from 26.7% in the thirteen weeks ended June 27, 2020. In the first twenty-six weeks of 2021 gross profit on sales decreased 1.5% when compared to the same period in 2020. The decrease is mainly attributable to a decrease in sales in 2021 compared to the higher sales in 2020 as a result of the novel coronavirus pandemic.

Non-cash LIFO inventory valuation adjustments represent expense of $865 thousand in the first twenty-six weeks of 2021 compared to expense of $3.3 million in the same period in 2020. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to remain level or increase given the recent inflationary indicators in the food retail industry.

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 62.5% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor decreased 0.5% in the second thirteen weeks of 2021 when compared to the same period in 2020 and decreased 0.2% when comparing the first twenty-six weeks of 2021 with the same period in 2020.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $23.8 million, or 2.3% of net sales during the second thirteen weeks of 2021 compared to $21.7 million, or 2.0% of net sales during the second thirteen weeks of 2020. During the first twenty-six weeks of 2021 and 2020, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $47.0 million, or 2.3% of net sales and $43.4 million, or 2.1% of net sales, respectively. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
June 26, 2021	(Decrease)	as a % of sales
Associate benefits, payroll taxes and incentives	$4,235	0.5%
Fixed expense	2,051	0.4

	26 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
June 26, 2021	(Decrease)	as a % of sales
Associate health care benefits	$5,956	0.3%
Fixed expense	4,255	0.3
Utilities expense	1,214	0.1

The Company has recognized increases in its expenses relating to associate health care benefits due to both an increase in claim volume and cost per claim from 2020 to 2021.

The majority of the operating, general and administrative expenses as a percent of sales presented for the second thirteen weeks of 2021 and first twenty-six weeks of 2021 have increased in comparison with the 2020 percent of sales due to the volume driven efficiencies experienced in 2020 as a result of the novel coronavirus pandemic. Fixed expenses include occupancy costs, depreciation and amortization and insurance expenses.

Provision for Income Taxes

The effective income tax rate was 26.5% and 26.3% for the first twenty-six weeks of 2021 and 2020, respectively. Historically, the effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on August 21, 2019, with Wells Fargo Bank, NA (the “Credit Agreement”). The Credit Agreement matures on September 1, 2022, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of June 26, 2021, the availability under the revolving credit agreement was $25.3 million with $4.7 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second fiscal quarter of 2018.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 10 years and three long-held high yield, large capitalized public company equity securities. The portfolio totaled $115.5 million as of June 26, 2021. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

The Company’s capital expenditure program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management currently plans to invest approximately $135 million in its capital expenditure program in 2021.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expenditure program, acquisitions and dividends. The Company has no other commitment of capital resources as of June 26, 2021, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2036.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares. In the second fiscal quarter of 2019, the Company entered into a brokerage agreement with Wells Fargo Securities, LLC to facilitate possible share repurchases.

Quarterly Cash Dividends

At its regular meeting held in July, the Board of Directors unanimously approved a quarterly dividend of $0.31 per share, payable on August 9, 2021, to shareholders of record on July 26, 2021. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Cash Flow Information

	26 Weeks Ended
(amounts in thousands)	June 26, 2021	June 27, 2020	2021 vs. 2020
Net cash provided by (used in):
Operating activities	$99,844	$139,075	$(39,231)
Investing activities	(78,574)	(80,609)	2,035
Financing activities	(16,677)	(16,677)	—

Operating

Cash flows from operating activities decreased $39.2 million in the first twenty-six weeks of 2021 compared to the first twenty-six weeks of 2020. Management attributes this decrease to cycling the impact of the novel coronavirus pandemic experienced by the Company during the first twenty-six weeks of 2020 which, comparably in 2021, produced decreases in accounts receivables, inventories, and accounts payables.

Investing

In the first twenty-six weeks of 2021, when compared to the same period in 2020, changes in property and equipment purchases increased $28.1 million and net changes in marketable securities decreased $25.8 million. Additionally, as a percentage of sales, capital expenditures were 3.8% in the first twenty-six weeks of 2021 and 2.4% in the first twenty-six weeks of 2020. In 2021, the Company plans to maintain or increase its marketable securities portfolio.

Financing

The Company paid dividends of $16.7 million in the first twenty-six weeks of 2021 and 2020, respectively.

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Forward-Looking Statements

In addition to historical information, this Form 10-Q Report may contain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: competitive and reputational risks; financial, investment and infrastructure risks; information security, cybersecurity and data privacy risks; supply chain and third-party risks; risks created by pandemics (including the ongoing COVID-19 outbreak and the related responses of governments, consumers, customers, suppliers and employees); and legal, regulatory and other external risks. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended June 26, 2021. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 26, 2020, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 26, 2020, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended June 26, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 26, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	8/5/2021	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	8/5/2021	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)