Form 10-Q
period 2021-09-25
WEIS MARKETS INC
filed 2021-11-04
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

or

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

As of November 4, 2021, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	September 25, 2021	December 26, 2020
Assets
Current:
Cash and cash equivalents	$172,568	$136,612
Marketable securities	117,484	111,855
SERP investment	26,383	22,764
Accounts receivable, net	45,411	56,760
Inventories	257,863	269,024
Prepaid expenses and other current assets	29,247	29,187
Total current assets	648,956	626,202
Property and equipment, net	956,343	924,429
Operating lease right-to-use	197,118	199,901
Goodwill	52,330	52,330
Intangible and other assets, net	17,368	17,559
Total assets	$1,872,115	$1,820,421

Liabilities
Current:
Accounts payable	$197,664	$221,566
Accrued expenses	44,631	50,591
Operating leases	39,855	39,165
Accrued self-insurance	21,976	19,306
Deferred revenue, net	7,586	10,583
Income taxes payable	15,221	5,058
Total current liabilities	326,933	346,269
Postretirement benefit obligations	28,953	25,757
Accrued self-insurance	20,265	20,297
Operating leases	165,062	169,064
Deferred income taxes	110,948	103,404
Other	13,303	9,515
Total liabilities	665,464	674,306
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,344,956	1,283,737
Accumulated other comprehensive income (Net of deferred taxes of $1,031 in 2021 and $1,299 in 2020)	2,603	3,286
	1,357,508	1,296,972
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,206,651	1,146,115
Total liabilities and shareholders’ equity	$1,872,115	$1,820,421

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands, except shares and per share amounts)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$1,063,452	$1,002,387	$3,117,141	$3,086,910
Cost of sales, including advertising, warehousing and distribution expenses	780,320	728,054	2,285,428	2,255,544
Gross profit on sales	283,132	274,333	831,713	831,366
Operating, general and administrative expenses	244,164	231,527	715,353	695,130
Income from operations	38,968	42,806	116,360	136,236
Investment income (loss) and interest expense	608	1,890	4,360	937
Other income (expense)	(401)	(1,218)	(3,007)	(1,160)
Income before provision for income taxes	39,175	43,478	117,713	136,013
Provision for income taxes	10,668	12,142	31,479	36,516
Net income	$28,507	$31,336	$86,234	$99,497

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.31	$0.31	$0.93	$0.93
Basic and diluted earnings per share	$1.06	$1.16	$3.21	$3.70

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net income	$28,507	$31,336	$86,234	$99,497
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $39 and $143, respectively for the thirteen weeks ended and $268 and $575, respectively for the thirty-nine weeks ended)	(103)	362	(683)	1,479
Other comprehensive income gain (loss), net of tax	(103)	362	(683)	1,479
Comprehensive income, net of tax	$28,404	$31,698	$85,551	$100,976

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 25, 2021 and September 26, 2020	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at June 26, 2021	33,047,807	$9,949	$1,324,787	$2,706	6,149,364	$(150,857)	$1,186,585
Net Income	—	—	28,507	—	—	—	28,507
Other comprehensive income (loss), net of tax	—	—	—	(103)	—	—	(103)
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at September 25, 2021	33,047,807	$9,949	$1,344,956	$2,603	6,149,364	$(150,857)	$1,206,651

Balance at June 27, 2020	33,047,807	$9,949	$1,249,657	2,598	6,149,364	$(150,857)	$1,111,347
Net income	—	—	31,336	—	—	—	31,336
Other comprehensive income (loss), net of tax	—	—	—	362	—	—	362
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at September 26, 2020	33,047,807	$9,949	$1,272,655	$2,959	6,149,364	$(150,857)	$1,134,706

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirty-Nine weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 25, 2021 and September 26, 2020	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 26, 2020	33,047,807	$9,949	$1,283,737	$3,286	6,149,364	$(150,857)	$1,146,115
Net Income	—	—	86,234	—	—	—	86,234
Other comprehensive income (loss), net of tax	—	—	—	(683)	—	—	(683)
Dividends paid	—	—	(25,016)	—	—	—	(25,016)
Balance at September 25, 2021	33,047,807	$9,949	$1,344,956	$2,603	6,149,364	$(150,857)	$1,206,651

Balance at December 28, 2019	33,047,807	$9,949	$1,198,173	1,480	6,149,364	$(150,857)	$1,058,745
Net income	—	—	99,497	—	—	—	99,497
Other comprehensive income (loss), net of tax	—	—	—	1,479	—	—	1,479
Dividends paid	—	—	(25,016)	—	—	—	(25,016)
Balance at September 26, 2020	33,047,807	$9,949	$1,272,655	$2,959	6,149,364	$(150,857)	$1,134,706

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(amounts in thousands)	September 25, 2021	September 26, 2020
Cash flows from operating activities:
Net income	$86,234	$99,497
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	77,232	74,003
(Gain) loss on disposition of fixed assets	524	2,618
Unrealized (gain) loss in value of equity securities	463	1,892
Deferred income taxes	7,812	3,247
Unrealized (gain) loss in SERP	(2,130)	(760)
Changes in operating assets and liabilities:
Inventories	11,161	13,816
Accounts receivable and prepaid expenses	11,289	(1,393)
Accounts payable and other liabilities	(20,868)	4,694
Income taxes	10,164	587
Other	224	(4,020)
Net cash provided by operating activities	182,105	194,181
Cash flows from investing activities:
Purchase of property and equipment	(118,156)	(83,574)
Proceeds from the sale of property and equipment	5,856	308
Purchase of marketable securities	(19,455)	(38,259)
Proceeds from the sale and maturities of marketable securities	12,275	3,690
Purchase of intangible assets	(165)	(127)
Change in SERP investment	(1,488)	(666)
Net cash used in investing activities	(121,133)	(118,628)
Cash flows from financing activities:
Dividends paid	(25,016)	(25,016)
Net cash used in financing activities	(25,016)	(25,016)
Net increase in cash and cash equivalents	35,956	50,537
Cash and cash equivalents at beginning of year	136,612	66,871
Cash and cash equivalents at end of period	$172,568	$117,408

See accompanying notes to Consolidated Financial Statements. In the first thirty-nine weeks of 2021, there was $13.5 million cash paid for income taxes compared to $32.7 million in 2020 for the same period. Cash paid for interest related to long-term debt was $24 thousand and $27 thousand in the first thirty-nine weeks of 2021 and 2020, respectively.

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

The Company accrues interest on its bond portfolio throughout the life of each bond held. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $215 thousand in the thirteen weeks ended September 25, 2021, which included an unrealized loss in equity securities of $381 thousand. In the thirteen weeks ended September 26, 2020, the Company recognized investment income of $680 thousand, which included an unrealized gain in equity securities of $120 thousand. In the thirty-nine weeks ended September 25, 2021, the Company recognized investment income of $1.4 million, which included unrealized loss in equity securities of $463 thousand. In the thirty-nine weeks ended September 26, 2020, the Company recognized investment losses of $196 thousand, which included unrealized losses in equity securities of $1.9 million.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketable securities, as of September 25, 2021 and December 26, 2020, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
September 25, 2021	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$6,947
Level 2
Corporate and municipal bonds	$106,904	$4,923	$(1,290)	110,537
	$106,904	$4,923	$(1,290)	$117,484

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 26, 2020	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,410
Level 2
Corporate and municipal bonds	$99,861	$5,723	$(1,139)	104,445
	$99,861	$5,723	$(1,139)	$111,855

Maturities of marketable securities classified as available-for-sale at September 25, 2021, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$7,948	$8,021
Due after one year through five years	52,149	54,463
Due after five years through ten years	46,807	48,053
	$106,904	$110,537

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $401 thousand in the thirteen weeks ended September 25, 2021, and investment income of $1.2 million in the same period in 2020. The Company recognized investment income of $3.0 million and investment income of $1.2 million in the thirty-nine weeks ended September 25, 2021, and September 26, 2020, respectively. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 26, 2020	$3,286

Other comprehensive income (loss)	(683)
Net current period change in other comprehensive income	(683)
Accumulated other comprehensive income balance as of September 25, 2021	$2,603

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on September 29, 2021, and matures on September 1, 2024. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 25, 2021, the availability under the revolving credit agreement was $25.3 million, net of $4.7 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second fiscal quarter of 2018.

Interest expense related to long-term debt was $8 thousand in each of the thirteen weeks ended September 25, 2021, and September 26, 2020. In the first thirty-nine weeks of 2021 and 2020, interest expense related to long-term debt totaled $24 thousand and $27 thousand, respectively.

(6) Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzes store operational revenues by geographical area but each area offers customers similar products, has similar distribution methods, and is supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following table represents net sales by type of product for the thirteen and thirty-nine weeks ended September 25, 2021, and September 26, 2020:

	13 Weeks Ended
(amounts in thousands)	September 25, 2021		September 26, 2020
Grocery	$912,984	85.9%	$878,378	87.7%
Pharmacy	99,210	9.3	89,306	8.9
Fuel	49,262	4.6	32,275	3.2
Manufacturing	1,996	0.2	2,428	0.2
Total net sales	$1,063,452	100.0%	$1,002,387	100.0%

	39 Weeks Ended
(amounts in thousands)	September 25, 2021		September 26, 2020
Grocery	$2,687,066	86.2%	$2,729,626	88.4%
Pharmacy	296,278	9.5	264,448	8.6
Fuel	127,460	4.1	85,370	2.8
Manufacturing	6,337	0.2	7,466	0.2
Total net sales	$3,117,141	100.0%	$3,086,910	100.0%

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7) Leases

As of September 25, 2021, the Company leased approximately 50% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and thirty-nine weeks ended September 25, 2021, and September 26, 2020.

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Operating lease cost	$11,511	$11,504	$34,029	$34,554
Variable lease cost	2,812	2,821	8,060	8,355
Lease or sublease income	(2,530)	(2,116)	(7,453)	(6,286)
Net lease cost	$11,793	$12,209	$34,636	$36,623

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

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” ordering with curbside pickup and home delivery. As of September 25, 2021, the Company offered Weis 2 Go Online curbside pickup in 188 of its locations as well as home delivery with Shipt in 177 locations. Sales in the first thirty-nine weeks of 2021 through Weis 2 Go Online have increased over 15% percent when compared to the same period last year. In September 2021, the Company announced a partnership with DoorDash to offer on-demand grocery delivery, which is currently available in 170 locations.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by the novel coronavirus pandemic management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended September 25, 2021, and September 26, 2020, as well as periods ended September 26, 2020, and September 28, 2019, respectively.

	Percentage Changes
	13 Weeks Ended
	2021 vs. 2020	2020 vs. 2019
Comparable store sales (individual year)	4.6%	14.8%
Comparable store sales (two-year stacked)	19.4
Comparable store sales, excluding fuel (individual year)	3.2	15.7%
Comparable store sales, excluding fuel (two-year stacked)	18.9%

	Percentage Changes
	39 Weeks Ended
	2021 vs. 2020	2020 vs. 2019
Comparable store sales (individual year)	(0.1)%	17.3%
Comparable store sales (two-year stacked)	17.2
Comparable store sales, excluding fuel (individual year)	(1.4)	18.4%
Comparable store sales, excluding fuel (two-year stacked)	17.0%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Changes
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended	39 Weeks Ended
(amounts in thousands, except per share amounts)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020	2021 vs. 2020	2021 vs. 2020
Net sales	$1,063,452	$1,002,387	$3,117,141	$3,086,910	6.1%	1.0%
Cost of sales, including advertising, warehousing and distribution expenses	780,320	728,054	2,285,428	2,255,544	7.2	1.3
Gross profit on sales	283,132	274,333	831,713	831,366	3.2	0.0
Gross profit margin	26.6%	27.4%	26.7%	26.9%
Operating, general and administrative expenses	244,164	231,527	715,353	695,130	5.5	2.9
O, G & A, percent of net sales	23.0%	23.1%	22.9%	22.5%
Income from operations	38,968	42,806	116,360	136,236	(9.0)	(14.6)
Operating margin	3.7%	4.3%	3.7%	4.4%
Investment income (loss) and interest expense	608	1,890	4,360	937	(67.8)	365.3
Investment income (loss) and interest expense, percent of net sales	0.1%	0.2%	0.1%	0.0%
Other income (expense)	(401)	(1,218)	(3,007)	(1,160)	(67.1)	159.2
Other income (expense), percent of net sales	(0.0)%	(0.1)%	(0.1)%	(0.0)%
Income before provision for income taxes	39,175	43,478	117,713	136,013	(9.9)	(13.5)
Income before provision for income taxes, percent of net sales	3.7%	4.3%	3.8%	4.4%
Provision for income taxes	10,668	12,142	31,479	36,516	(12.1)	(13.8)
Effective income tax rate	27.2%	27.9%	26.7%	26.8%
Net income	$28,507	$31,336	$86,234	$99,497	(9.0)%	(13.3)%
Net income, percent of net sales	2.7%	3.1%	2.8%	3.2%
Basic and diluted earnings per share	$1.06	$1.16	$3.21	$3.70	(8.6)%	(13.2)%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Changes
	2021 vs. 2020
September 25, 2021	13 Weeks Ended	39 Weeks Ended
Net sales	6.1%	1.0%
Net sales, excluding fuel	4.6	(0.4)
Comparable store sales	4.6	(0.1)
Comparable store sales, excluding fuel	3.2%	(1.4)%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 2.3% compared to a decrease of 1.6% for the same period last year. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the thirteen-week average price of gasoline in the Central Atlantic States increased 36.7% or $0.88 per gallon in the thirteen weeks ended September 25, 2021, compared to the same period in 2020. The average price of gasoline in the Central Atlantic States increased 26.1% or $0.63 per gallon in the first thirty-nine weeks of 2021 when compared to the same period in 2020.

Total net sales increased 6.1% to $1.1 billion for the thirteen weeks ended September 26, 2021, from $1.0 billion for the thirteen weeks ended September 26, 2020. The increase in total net sales was primarily driven by the 4.6% increase excluding fuel which includes an increase in pharmacy sales, driven by increased prescription volume and administering COVID-19 vaccines, and higher fuel sales. Comparable store sales for the thirteen weeks ended September 25, 2021, compared to the same period in 2020 increased 4.6% including fuel and 3.2% excluding fuel.

Total net sales increased 1.0% to $3.1 billion for the thirty-nine weeks ended September 25, 2021 when compared to the similar period in 2020. The increase in total net sales was primarily driven by increased pharmacy prescription volume and administering COVID-19 vaccines, and higher fuel sales, which was partially offset by the 0.4% decrease excluding fuel. Comparable store sales for the first thirty-nine weeks, compared to the same period in 2020, decreased 0.1% including fuel and decreased 1.4% excluding fuel.

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

Gross profit on sales increased 3.2% for the thirteen weeks ended September 25, 2021, compared to the same period in 2020. Gross profit margin decreased to 26.6% in the thirteen weeks ended September 25, 2021, from 27.4% in the thirteen weeks ended September 26, 2020. The decrease in gross profit margin was primarily due to the increased pharmacy and fuel sales, which have a lower gross profit margin than grocery sales, and higher product and supply chain costs.

In the first thirty-nine weeks of 2021, gross profit on sales remained unchanged when compared to the same period in 2020. Gross profit margin decreased to 26.7% in the thirty-nine weeks ended September 25, 2021, from 26.9% in the thirty-nine weeks ended September 26, 2020. The decrease in gross profit margin was primarily due to the increased pharmacy and fuel sales, which have a lower gross profit margin than grocery sales, and higher product and supply chain costs.

Non-cash LIFO inventory valuation adjustments represent expense of $2.0 million in the first thirty-nine weeks of 2021 compared to expense of $2.2 million in the same period in 2020. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary indicators in the food retail industry.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 61.5% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor decreased 0.2% in the thirteen weeks ended September 25, 2021 when compared to the same period in 2020 and decreased 0.2% when comparing the first thirty-nine weeks of 2021 with the same period in 2020.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $23.6 million, or 2.2% of net sales during the thirteen weeks ended September 25, 2021 compared to $23.9 million, or 2.4% of net sales when compared to the same period in 2020. During the first thirty-nine weeks of 2021 and 2020, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $70.6 million, or 2.3% of net sales and $67.3 million, or 2.2% of net sales, respectively. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 25, 2021	(Decrease)	as a % of sales
Utilities expense	$1,695	0.1%
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	500	(0.2)

	39 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 25, 2021	(Decrease)	as a % of sales
Associate health care benefits	$8,062	0.3%
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	4,755	0.1
Utilities expense	2,909	0.1

The Company has recognized increases in its expenses relating to associate health care benefits due to both an increase in claim volume and cost per claim from 2020 to 2021.

Provision for Income Taxes

The effective income tax rate was 27.2% and 27.9% for the thirteen weeks ended September 25, 2021 and September 26, 2020, respectively. The effective income tax rate was 26.7% and 26.8% for the first thirty-nine weeks of 2021 and 2020, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2021, with Wells Fargo Bank, NA (the “Credit Agreement”). The Credit Agreement matures on September 1, 2024, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 25, 2021, the availability under the revolving credit agreement was $25.3 million with $4.7 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second fiscal quarter of 2018.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 10 years and three long-held high yield, large capitalized public company equity securities. The portfolio totaled $117.5 million as of September 25, 2021. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

The Company’s capital expenditure program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management currently plans to invest approximately $150 million in its capital expenditure program in 2021.

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expenditure program, acquisitions and dividends. The Company has no other commitment of capital resources as of September 25, 2021, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2036.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares. In the second fiscal quarter of 2019, the Company entered into a brokerage agreement with Wells Fargo Securities, LLC to facilitate possible share repurchases.

Quarterly Cash Dividends

At its regular meeting held in October, the Board of Directors declared a quarterly dividend of $0.32 per share, payable on November 22, 2021, to shareholders of record on November 8, 2021. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Cash Flow Information

	39 Weeks Ended
(amounts in thousands)	September 25, 2021	September 26, 2020	2021 vs. 2020
Net cash provided by (used in):
Operating activities	$182,105	$194,181	$(12,076)
Investing activities	(121,133)	(118,628)	(2,505)
Financing activities	(25,016)	(25,016)	—

Operating

Cash flows from operating activities decreased $12.1 million in the first thirty-nine weeks of 2021 compared to the first thirty-nine weeks of 2020. The decrease is primarily due to cycling the impact of the novel coronavirus pandemic.

Investing

In the first thirty-nine weeks of 2021, when compared to the same period in 2020, reinvestment in property and equipment purchases increased $34.6 million and net changes in marketable securities decreased $27.4 million. Additionally, as a percentage of sales, capital expenditures were 3.8% in the first thirty-nine weeks of 2021 and 2.7% in the first thirty-nine weeks of 2020. For the remainder of 2021, the Company plans to increase its marketable securities portfolio.

Financing

The Company paid dividends of $25.0 million in each of the first thirty-nine weeks of 2021 and 2020, respectively.

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

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended September 25, 2021. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 26, 2020, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 26, 2020, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 25, 2021. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 25, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	11/4/2021	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/4/2021	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)