Form 10-K
period 2021-12-25
WEIS MARKETS INC
filed 2022-03-10
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_________

Commission File Number 1-5039

WEIS MARKETS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization) 1000 S. Second Street P. O. Box 471	24-0755415 (I.R.S. Employer Identification No.)
Sunbury, Pennsylvania (Address of principal executive offices) Registrant’s telephone number, including area code: (570) 286-4571	17801-0471 (Zip Code) Registrant’s web address: www.weismarkets.com

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of exchange on which registered
Common stock, no par value	WMK	New York Stock Exchange

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $494,000,000 as of June 26, 2021 the last business day of the most recently completed second fiscal quarter.

Shares of common stock outstanding as of March 10, 2022 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the Weis Markets, Inc. definitive proxy statement dated March 10, 2022 are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.   Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company’s business during fiscal 2021. The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.” The Weis family currently owns approximately 65% of the outstanding shares. Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company’s retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands including natural, gluten-free and organic varieties. The Company advertises its products and promotes its brand through weekly and monthly newspaper circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications. The Company utilizes marketing programs such as Everyday Lower Price, Low Price Guarantee, Low, Low Price and a loyalty marketing program, “Weis Club Preferred Shopper,” which enables customers to receive discounts, promotions and fuel rewards. The Company currently owns and operates 197 retail food stores many of which have on-line order and pick up customer service. The Company’s operations are reported as a single reportable segment. The majority of the Company’s revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, significant inclement weather systems, particularly winter storms, tend to affect sales trends.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2021, 2020 and 2019, respectively:

	2021	2020	2019
Center Store (1)	54.9%	57.7%	56.1%
Fresh (2)	31.1	30.5	30.5
Pharmacy Services	9.4	8.7	9.5
Fuel	4.4	2.9	3.6
Other	0.2	0.2	0.3
Consolidated net sales	100.0%	100.0%	100.0%
(1)	Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.
(2)	Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2021, Weis Markets, Inc. operated 4 stores in Delaware, 49 stores in Maryland, 6 stores in New Jersey, 9 stores in New York, 116 stores in Pennsylvania, 9 stores in Virginia and 3 stores in West Virginia, for a total of 196 retail food stores operating under the Weis Markets trade name. Since the end of 2021, the Company opened one store location, bringing the current total store count to 197.

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

	2021	2021	2020	2020
Square feet	Number of stores	% of Total	Number of stores	% of Total
Over 55,000	62	32%	61	31%
45,000 to 54,999	70	35%	70	35%
35,000 to 44,999	47	24%	47	24%
25,000 to 34,999	12	6%	13	7%
Under 25,000	5	3%	5	3%
Total	196	100%	196	100%

The Company believes that opening new stores and remodeling current stores are vital for future Company growth. The location and appearance of its stores are important components of attracting new and retaining current customers. On an average basis, the Company has two to three new/relocated stores in the process of being developed and dedicates one third of its capital budget to new stores annually, excluding acquisitions. Generally, another fifteen to twenty percent of the capital budget is dedicated to store remodels while the remainder is attributable to supply chain, technology, smaller in-store sales-driven projects, store maintenance and store support function expenditures. See the “Liquidity and Capital Resources” section included in “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations” for more details regarding the Company’s capital expenditures.

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2021	2020	2019	2018	2017
Beginning store count	196	198	202	205	204
New/relocated stores	4	2	1	2	2
Closed/relocated stores	(4)	(4)	(5)	(5)	(1)
Ending store count	196	196	198	202	205
Total square feet (000’s), at year-end	9,617	9,568	9,642	9,800	9,867
Additions/major remodels	13	13	12	3	4

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 67% of product with the remaining being supplied by direct store vendors. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

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

The Company operates in a highly competitive marketplace. The number and the variety of competitors vary by market. The Company’s principal competition consists of international, national, regional and local food chains, as well as independent food stores. The Company also faces substantial competition from convenience stores, membership warehouse clubs, specialty retailers, supercenters and large-scale drug and pharmaceutical chains. This competition is augmented by the food retail industry’s expansion into the online market in recent years. The Company continues to effectively compete by offering a strong combination of value, quality and service, as well as offering Weis 2 Go curbside pickup and delivery; further enhancing service offerings and providing additional convenience to customers.

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

The Company currently employs approximately 24,000 full-time and part-time associates. Approximately 97% of Weis Markets associates are paid an hourly wage.

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

WEIS MARKETS, INC.

Item 1.   Business: (continued)

The Company’s Corporate Governance materials can be found on the “Governance” page of its web site. These materials include the Corporate Governance Guidelines; the Charters of the Audit, Compensation and Disclosure Committees; and both the Code of Business Conduct and Ethics and the Code of Ethics for the CEO and CFO. A copy of the foregoing corporate governance materials is available upon written request to the Company’s principal executive offices.

Item 1a.   Risk Factors:

Competitive and Reputational Risks

The Company’s industry is highly competitive. If the Company is unable to compete effectively, the Company’s financial condition and results of operations could be materially affected.

The retail food industry is intensely price competitive, and the competition the Company encounters may have a negative impact on product retail prices. The operating environment continues to be characterized by aggressive expansion, entry of non-traditional competitors, market consolidation and increasing fragmentation of retail and online formats. The introduction of on-line food retail in recent years has augmented competition in industry. The financial results may be adversely impacted by a competitive environment that could cause the Company to reduce retail prices without a reduction in its product cost to maintain market share; thus, reducing sales and gross profit margins.

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

The Company’s success depends to a significant degree upon the continued contributions of senior management. The loss of any key member of management may prevent the Company from implementing its business plans in a timely manner. In addition, employment conditions specifically may affect the Company’s ability to hire and train qualified associates.

Financial, Investments and Infrastructure Risks

The failure to execute expansion plans could have a material adverse effect on the Company’s business and results of its operations.

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

WEIS MARKETS, INC.

Item 1a.   Risk Factors: (continued)

The Company’s investment portfolio may suffer losses from changes in market interest rates and changes in market conditions which could adversely affect results of income or liquidity.

The Company’s marketable securities consist of corporate and municipal bonds, commercial paper and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. As a result, the Company may experience a reduction in value or loss of liquidity from investments, which may have a negative impact on the Company’s results of operations, liquidity and financial condition.

Unexpected factors affecting self-insurance claims and reserve estimates could adversely affect the Company.

The Company uses a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and associate medical benefit claims. Management estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

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

Associate expenses contribute to the majority of the Company’s operating costs. The Company’s financial performance is potentially affected by increasing wage and benefit costs, a competitive labor market, regulatory wage increases and the risk of unionized labor disruptions of its non-union workforce. The Company’s profit is particularly sensitive to the cost of oil. Oil prices directly affect the Company’s product transportation costs, as well as its utility and petroleum-based supply costs. It also affects the costs of its suppliers, which impacts its cost of goods.

Changes in vendor promotions or allowances, including the way vendors target their promotional spending, and the Company’s ability to effectively manage these programs could significantly impact margins and profitability.

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

Item 1a.   Risk Factors: (continued)

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

The Company’s future effective tax rate may increase from current rates due to changes in laws and the status of pending items with various taxing authorities. Currently, the Company benefits from a combination of its corporate structure and certain state tax laws.

The Company is a controlled Company due to the common stock holdings of the Weis family.

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 25, 2021. As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, one of the Company’s five directors is a member of the Weis family.

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

The Company may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The Company’s business was deemed essential during the novel coronavirus pandemic and the Company is committed to maintaining a safe work and shopping environment. Management, at this time, cannot assess the ultimate economic impact to the Company, which will be determined by, among other things, the length of time that such circumstances continue, nor can the Company predict the effects of governmental and public responses to changing conditions. The risks and uncertainties surrounding the coronavirus pandemic are broad however below is a list of risks management is monitoring which could have a material impact on the Company’s business:

●	Employees – Reduced workforces due to the temporary inability to work caused by illness, quarantine, or government mandates.
●	Supply Chain – Interruption in the Company’s supply chain due to the novel coronavirus.
●	Lawsuits – Future litigation arising from issues concerning the novel coronavirus.
●	Future government regulation – Future laws, regulations, interpretations, administrative orders, or applications that may have an adverse impact on the Company’s operations and costs.
●	Customer trends – Changes in the methods in which customers procure the Company’s products.
●	Cyber security – Increased cyber-attacks due to “work at home” requirements.

Item 1b.   Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.   Properties:

As of December 25, 2021, the Company owned and operated 99 of its retail food stores and leased and operated 97 stores under operating leases that expire at various dates through 2036. The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1.3 million square feet, and one in Northumberland, Pennsylvania totaling approximately 76 thousand square feet. The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 535 thousand square feet. The Company utilizes 258 thousand square feet of its Sunbury location to operate its three manufacturing facilities which process milk, ice cream and fresh meat products.

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

Item 4. Mine Safety Disclosures:

Not Applicable.

WEIS MARKETS, INC.

Information about Our Executive Officers

The following sets forth the names and ages of the Company’s executive officers as of March 10, 2022, indicating all positions held during the past five years:

Name	Age	Title

Robert G. Gleeson (a)	56	Senior Vice President of Merchandising and Marketing
David W. Gose II (b)	55	Senior Vice President of Operations
Harold G. Graber (c)	66	Senior Vice President of Real Estate and Development, Secretary
Michael T. Lockard (d)	52	Senior Vice President, Chief Financial Officer and Treasurer
James E. Marcil (e)	63	Senior Vice President of Human Resources
Kurt A. Schertle (f)	50	Chief Operating Officer
Jonathan H. Weis (g)	54	Chairman of the Board, President and Chief Executive Officer
Richard G. Zeh Jr. (h)	49	Senior Vice President, Chief Information Officer
(a)	Robert G. Gleeson. Mr. Gleeson joined the Company in October 2018 and was promoted to Vice President of Fresh Merchandising in July 2019. In March 2021, Mr. Gleeson was promoted to Senior Vice President of Merchandising and Marketing. Prior to joining the Company, Mr. Gleeson held senior level merchandising positions, including Vice President of Center Store for Shoppers and Senior Vice President of Merchandising and Division President for Supervalu.
(b)	David W. Gose II. Mr. Gose joined the Company in May 2014 as Senior Vice President of Operations. Prior to joining the Company, Mr. Gose was Senior Director and Regional General Manager of Walmart Ohio, a retail store Supercenter, from February 2010 until May 2014. Walmart Ohio consisted of 92 stores that geographically included all stores south of Toledo, Cleveland, Akron and Youngstown.
(c)	Harold G. Graber. Mr. Graber joined the Company in October 1989 as the Director of Real Estate. Mr. Graber, who served the Company as Vice President for Real Estate since 1996, was promoted to Senior Vice President of Real Estate and Development in February 2010. Mr. Graber was elected as Secretary of the Company in February 2014.
(d)	Michael T. Lockard. Mr. Lockard joined the Company in January 2021 as Senior Vice President and also became Chief Financial Officer and Treasurer effective March 12, 2021. Prior to joining the Company, Mr. Lockard was Senior Vice President and Chief Financial Officer of K-VA-T Food Stores, Inc. from March 2012 until January 2021. K-VA-T Food Stores, Inc. is a self-distributing regional supermarket chain operating in Kentucky, Virginia, Tennessee, Georgia and Alabama. Prior to 2012, Mr. Lockard held various financial management positions with Walmart and UPS.
(e)	James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources. Prior to joining the Company, Mr. Marcil held senior level Human Resources positions with CVS and General Electric.
(f)	Kurt A. Schertle. Mr. Schertle joined the company in March 2009 as its Vice President of Sales and Merchandising, which included the responsibility of overseeing the Marketing Department. In February 2010, Mr. Schertle was promoted to Senior Vice President of Sales and Merchandising. In July 2012, Mr. Schertle was promoted to Executive Vice President of Sales and Merchandising at which time, he assumed the additional responsibility of overseeing the Company’s Supply Chain. In September 2013, Mr. Schertle assumed the additional responsibility of overseeing Store Operations and Mr. Schertle was promoted to Chief Operating Officer in March 2014.

WEIS MARKETS, INC.

Information about Our Executive Officers (continued)

(g)	Jonathan H. Weis. The Company has employed Mr. Weis since 1989. Mr. Weis served the Company as Vice President of Property Management and Development from 1996 until April 2002, at which time he was appointed as Vice President and Secretary. In January of 2004, the Board appointed Mr. Weis as Vice Chairman and Secretary. Mr. Weis became the Company’s interim President and Chief Executive Officer in September 2013 and was appointed as President and Chief Executive Officer in February 2014. The Board elected Mr. Weis as Chairman of the Board in April 2015.
(h)	Richard G. Zeh, Jr. Mr. Zeh joined the Company in September 2016 as Chief Information Officer. In February 2021, Mr. Zeh was promoted to Senior Vice President, Chief Information Officer. Prior to joining the Company, Mr. Zeh was Chief Financial Officer of Mazzone Management Group. During his career, Mr. Zeh has worked in senior finance and information technology positions in the food retail and service industries including as Vice President and Chief Information Officer at The Golub Corporation/ Price Chopper Supermarkets.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company’s stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings on March 10, 2022 was 10,694.

WEIS MARKETS, INC.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities: (continued)

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the cumulative total return of a Company-selected group index that the Company deems most properly represents its “Peer Group”, for the period of five years. The Peer group is made up of five retail grocers that the Company feels most closely relate to its size and business profile, and one national grocer the Company believes to be an industry market leader. The companies making up the Peer Group, in no particular order, are, Ingles Markets, Inc.; Village Super Market, Inc.; Smart & Final Stores, Inc. (included through June 20, 2019 when it was acquired by Apollo Global Management, LLC); Sprouts Farmers Market, Inc. and The Kroger Company. The graph depicts $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year in Weis Markets, Inc. common stock, S&P 500, and the Peer Group. The cumulative total return assumes reinvestment of dividends.

Comparative Five-Year Total Returns

	2016	2017	2018	2019	2020	2021
Weis Markets, Inc.	100.00	63.46	73.74	65.11	79.05	110.37
S&P 500	100.00	119.42	111.03	144.72	165.40	211.08
Peer Group	100.00	84.00	81.12	88.68	87.92	127.65

Item 6. [Reserved]

WEIS MARKETS, INC.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Weis Markets, Inc., its operations and its present business environment. The MD&A is provided as a supplement to and should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report. The following analysis should also be read in conjunction with the Financial Statements included in the Quarterly Reports on Form 10-Q and the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned “Forward-Looking Statements” immediately following this analysis. This overview summarizes the MD&A, which includes the following sections:

●	Company Overview - a general description of the Company’s business and strategic imperatives.
●	Results of Operations - an analysis of the Company’s consolidated results of operations for the three years presented in the Company’s Consolidated Financial Statements.
●	Liquidity and Capital Resources - an analysis of cash flows, aggregate contractual obligations, and off-balance sheet arrangements.
●	Critical Accounting Policies and Estimates - a discussion of accounting policies that require critical judgments and estimates.

Company Overview

General

Weis Markets is a conventional supermarket chain that operates 197 retail stores with approximately 24 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia, and West Virginia. Approximately 97% of Weis Markets associates are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at 132 locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes by using Everyday Lower Price, Low Price Guarantee, Low, Low Price, and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s 54 fuel stations or one of its third-party fuel station partners. On January 17, 2019 the Company announced a new pricing strategy for its private brand products named Low, Low Price. The move took the Company’s private brand products from a high, low pricing strategy to everyday low price.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 67% of product with the remaining being supplied by direct store vendors. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

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

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview (continued)

The Company continues to innovate and remain relevant to industry trends and offer customer convenience by presenting programs like “Weis 2 Go Online” and home delivery. In 2021, the Company offered Weis 2 Go Online in 187 of its locations, adding 4 stores since the end of 2020. Weis 2 Go Online allows the customer to order on-line and then pick up their order at a drive-thru location at the store. The Company began offering home delivery during the third quarter of 2018 and currently offers this convenience to customers in 182 different locations via Shipt® and DoorDash®.

Strategic Imperatives

The following strategic imperatives continue to be focused upon by the Company to attempt to ensure the success of the Company in the coming years:

●	Establish a Sales Driven Culture – The Company continues to focus on sales and profits growth, improved operating practices, increased productivity and positive cash flow. The Company believes disciplined growth will increase its market share and operating profits, resulting in enhanced shareholder value. The Company’s method of driving sales includes focused preparation and execution of sales programs, investing in new stores and remodels, and strategic acquisitions. Communicating clear executable standards and aligning performance measures across the organization will help to instill a sales-driven operating environment.
●	Build and Support Human Capital – The Company believes that talent is a business differentiator and is committed to creating a sustainable competitive advantage through the selection, development and promotion of talented, highly motivated people. The Company believes that establishing a learning culture supports its commitment to be an employer of choice and helps drive customer engagement with its associates. Improvements in the Company’s talent management and development will help drive business impact while providing internal career opportunities. The Company continues to grow leaders at every level throughout the organization by creating a culture of mentoring, coaching and leveraging on-the-job assignments for continued development. The Company believes that a strong employment brand is necessary to attract and retain top talent and affects its ability to compete and execute strategic plans. The Company will continue to assess and upgrade underlying technologies to support human capital development as a strategic imperative for future growth.
●	Become More Relevant to Consumers – Understanding the consumer is crucial to the Company’s strategic plan. The Company will develop and cultivate a culture where it’s continually “on trend” with its consumers at the current time and where they are going next. The Company researches and studies the wants and needs of core consumers and casual consumers. It measures customer satisfaction and shares insights across the organization to improve communication between management and its consumers. The Company uses consumer data to measure the value of programs offered and support consumer attraction and retention. The Company believes that its private brand products exceed consumer expectations and will continue to focus on the value and attribute messaging to drive organic growth.
●	Create Meaningful Differentiation – The Company recognizes the need to offer a compelling reason for customers to choose them over other channels. The Company has identified product pricing and promotion, customer shopping experience, and merchandising strategies as critical components of future success. The Company recognizes that the core of the strategy will focus on alignment of merchandising programs that foster customer engagement supported by a shopping experience that surpasses customers’ expectations. As part of this strategy, management is committed to offering its customers a strong combination of quality, service and value.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview (continued)

●	Develop and Align Organizational Capabilities – The Company will elevate organizational capacity to support decision effectiveness and deliver consistent execution. To support this strategy the Company will assess organizational capacity to support the Company’s strategic direction. The Company will align business functions and processes to enhance key capabilities and to support scalability of operations. Continued investments in information technology systems to improve associate engagement, increase productivity, and provide valuable insight into customer behavior/shopping trends will remain a focus of the Company. The Company believes these systems will continue to play a key role in the measurement of the Company’s strategic decisions and financial returns.
●	Focus on Sustainability Strategies – The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and social responsibility. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on climate change. The Company’s 2020 sustainability report may be found at: https://www.weismarkets.com/sustainability

Results of Operations

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by the novel coronavirus pandemic management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following table provides the two-year stacked comparable store sales, including and excluding fuel, for the fiscal years ended December 25, 2021, and December 26, 2020, as well as fiscal years ended December 26, 2020, and December 28, 2019, respectively.

	Percentage Changes
	52 Weeks Ended
	2021 vs. 2020	2020 vs. 2019
Comparable store sales (individual year)	1.7%	16.4%
Comparable store sales (two-year stacked)	18.1
Comparable store sales, excluding fuel (individual year)	0.2	17.5%
Comparable store sales, excluding fuel (two-year stacked)	17.7%

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

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Analysis of Consolidated Statements of Income

				Percentage Changes
(amounts in thousands except per share amounts)	2021	2020	2019	2021 vs.	2020 vs.
For the Fiscal Years Ended December 25, 2021, December 26, 2020 and December 28, 2019	(52 Weeks)	(52 Weeks)	(52 Weeks)	2020	2019
Net sales	$4,224,417	$4,112,601	$3,543,299	2.7%	16.1%
Cost of sales, including advertising, warehousing and distribution expenses	3,108,710	3,012,167	2,605,105	3.2	15.6
Gross profit on sales	1,115,707	1,100,434	938,194	1.4	17.3
Gross profit margin	26.4%	26.8%	26.5%
Operating, general and administrative expenses	968,996	937,256	853,555	3.4	9.8
O, G & A, percent of net sales	22.9%	22.8%	24.1%
Income from operations	146,711	163,178	84,639	(10.1)	92.8
Operating margin	3.5%	4.0%	2.4%
Investment income (loss) and interest expense	5,007	3,817	7,054	31.2	(45.9)
Investment income (loss) and interest expense, percent of net sales	0.1%	0.1%	0.2%
Other income (expense)	(3,411)	(3,316)	(3,049)	2.9	8.8
Other income (expense), percent of net sales	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	148,307	163,679	88,644	(9.4)	84.6
Income before provision for income taxes, percent of net sales	3.5%	4.0%	2.5%
Provision for income taxes	39,458	44,762	20,661	(11.8)	116.6
Effective income tax rate	26.6%	27.3%	23.3%
Net income	$108,849	$118,917	$67,983	(8.5)%	74.9%
Net income, percent of net sales	2.6%	2.9%	1.9%
Basic and diluted earnings per share	$4.05	$4.42	$2.53	(8.4)%	74.7%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Changes
	2021 vs.	2020 vs.
	2020	2019
Net sales	2.7%	16.1%
Net sales, excluding fuel	1.2	17.0
Comparable store sales	1.7	16.4
Comparable store sales, excluding fuel	0.2%	17.5%

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

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 3.5% in 2021, 3.5% in 2020 and 0.9% in 2019. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the 52-week average price of gasoline in the Central Atlantic States increased 31.2%, or $0.76 per gallon, in 2021 compared to the 52-week average in 2020. The 52-week average price of gasoline in the Central Atlantic States, according to the U.S. Department of Energy, decreased 12.8%, or $0.36 per gallon, in 2020 compared to the 52-week average in 2019.

Comparable store sales increased for all years presented. On a comparable store sales basis fresh, pharmacy services and fuel increased in sales. The Company’s 2021 sales were favorably impacted as a result of increased pharmacy prescription volume, administering COVID-19 vaccines, and higher fuel sales. Comparable store sales for 2021 compared to 2020 increased 1.7% including fuel and .2% excluding fuel. The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 187 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or pick up their order at an expedient store drive-thru.

The Company has experienced retail inflation and deflation in various commodities for the periods presented. Management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors. In addition, impacts of the novel coronavirus pandemic have caused uncertainty about future economic conditions and may change future product mix. Management remains confident in its ability to generate long-term sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company’s competitive position.

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations. Increased sales volume resulted in an increase in cost of sales. Both direct product cost and distribution cost increase when sales volume increases.

Gross profit rate was 26.4% in 2021, 26.8% in 2020 and 26.5% in 2019. The decrease in gross profit rate is attributable to the increased pharmacy and fuel sales, which have a lower gross profit margin than grocery sales, and higher product and supply chain costs. Pharmacy gross profit margin continues to be pressured by recent changes in industry practices. The Company cannot predict whether the pharmacy industry practices will change favorably.

The Company experienced an unfavorable non-cash LIFO inventory valuation adjustment, decreasing gross profit by $4.0 million in 2021. Favorable non-cash LIFO inventory valuation adjustments increased gross profit by $275 thousand and $5.8 million in 2020 and 2019, respectively.

The Company has experienced retail inflation and deflation in various commodities for the periods presented. Management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Operating, General and Administrative Expenses

The majority of the expenses were driven by increased sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 62.2% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor decreased 0.1% in 2021 compared to 2020 and decreased 0.6% in 2020 compared to 2019. While direct store labor expenses increased in 2021 compared to 2020, the sales increases have outpaced the labor expense increase causing the rate to fall, primarily due to the fixed component of store labor. Management continues to monitor store labor efficiencies and develop labor standards to reduce costs while maintaining the Company’s customer service expectations. Currently, the Company is continuing a multi-year initiative to install or upgrade self-checkouts in its stores in response to customer preference and labor supply, including adding convertible dual-use checkout lanes.

The Company’s self-insured health care benefit expenses increased by 0.2% in 2021 compared to 2020 and increased by 9.8% in 2020 compared to 2019.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $93.8 million, or 2.2% of net sales, for 2021 compared to $90.2 million, or 2.2% of net sales, for 2020 and $85.2 million, or 2.4% of net sales, for 2019. Depreciation and amortization expense as a percent of sales remained the same in 2021 when compared to 2020 and decreased 0.2% in 2020 when compared to 2019. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2021 vs. 2020
(amounts in thousands)	Increase	Increase (Decrease)
December 25, 2021	(Decrease)	as a % of sales
Employee expense	$5,517	(0.2)%
Utilities expense	3,819	0.1
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	4,007	(0.1)
Outside service and information technology expense	11,564	0.2

	2020 vs. 2019
(amounts in thousands)	Increase	Increase (Decrease)
December 26, 2020	(Decrease)	as a % of sales
Employee expense	$64,241	(0.5)%
Utilities expense	(2,385)	(0.2)
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	9,462	(0.4)

The Company continues to realize a reduction in workers compensation self-insurance expense as a result a decrease in claims due to improved associate safety programs and claim resolution efforts. The Company is experiencing an increase in subscription and other outside expenses as a result of investing in its information technology.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Provision for Income Taxes

The effective income tax rate was 26.6%, 27.3% and 23.3% in 2021, 2020 and 2019, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes as well as nondeductible employee expenses. Not all the Company’s tax credits and state deductions are driven proportionately by taxable income levels, due to these items and the significant increase in taxable income from prior years, the result was a higher effective income tax rate for 2020 and 2021 when compared to 2019.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2021, with Wells Fargo Bank, NA (the “Credit Agreement”). The Credit Agreement matures on September 1, 2024 and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 25, 2021, the availability under the revolving credit agreement was $25.3 million with $4.7 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second fiscal quarter of 2018.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 10 years, high grade commercial papers with maturity dates under one year, and three long-held high yield, large capitalized public company equity securities. The portfolio totaled $205.7 million as of December 25, 2021. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed. See “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more details regarding the Company’s market risk.

The Company’s capital expansion program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management currently plans to invest approximately $150 million in its capital expansion program in 2022.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

Total cash dividend payments on common stock, on a per share basis, amounted to $1.25 in 2021, $1.24 in 2020 and $1.24 in 2019. The Company increased its quarterly dividend from 31 cents per share to 32 cents per share in the fourth quarter of 2021. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Cash Flow Information

(amounts in thousands)
For the Fiscal Years Ended December 25, 2021,	2021	2020	2019	2021 vs.	2020 vs.
December 26, 2020 and December 28, 2019	(52 Weeks)	(52 weeks)	(52 weeks)	2020	2019
Net cash provided by (used in):
Operating activities	$227,709	$277,990	$171,686	$(50,281)	$106,304
Investing activities	(244,650)	(174,895)	(109,269)	(69,755)	(65,626)
Financing activities	(33,623)	(33,354)	(33,354)	(269)	-

Operating

Cash flows from operating activities decreased in 2021 as compared to 2020 and increased in 2020 as compared to 2019, respectively. The decrease in 2021 from 2020 is due to settling working capital obligations. The majority of the increase in 2020 over 2019 is attributed to increased sales volume resulting from the novel coronavirus pandemic and its impact on Net Income.

Investing

Property and equipment purchases totaled $151.8 million in 2021, compared to $131.0 million in 2020 and $101.5 million in 2019. As a percentage of sales, capital expenditures totaled 3.6% in 2021, 3.2% in 2020 and 2.9% in 2019. The Company significantly increased its marketable securities holdings in 2021 by approximately $96.6 million. In 2022, the Company plans to maintain or further increase its marketable securities portfolio.

Financing

The Company paid dividends of $33.6 million in 2021, $33.4 million in 2020 and $33.4 million in 2019. The Company increased its quarterly dividend from 31 cents per share to 32 cents per share in the fourth quarter of 2021.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 25, 2021.

	Payments due by period
		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$227,071	$46,661	$81,644	$51,878	$46,888
Total	$227,071	$46,661	$81,644	$51,878	$46,888

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

Vendor Allowances

Vendor allowances related to the Company’s buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimatable that the incentive target will be reached. Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through the Company’s distribution system are recorded in cost of sales as the required performance is completed. Warehouse slotting allowances are recorded in cost of sales when new items are initially set up in the Company’s distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

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

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Policies and Estimates (continued)

Leases

The Company leases approximately 49% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment. The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for individual annual claim occurrences exceeding a $500 thousand specific deductible. The Company is liable for workers’ compensation claims ranging from $1.0 million to $2.0 million per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100 thousand to $1.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk:

(amounts in thousands)	Expected Maturity Dates							Fair Value
December 25, 2021	2022	2023	2024	2025	2026	Thereafter	Total	Dec. 25, 2021
Rate sensitive assets:
Fixed interest rate securities	$48,556	$53,062	$11,465	$12,725	$16,000	$45,434	$187,242	$199,235
Average interest rate	1.82%	1.68%	1.82%	1.98%	1.65%	2.00%	1.86%

WEIS MARKETS, INC.

Other Relevant Market Risks

The Company’s equity securities at December 25, 2021 had a fair value of $6.5 million. The dividend yield realized on these equity investments was 7.0% in 2021. By their nature, both the fixed interest rate securities and the equity investments inherently expose the holders to market risk. The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the Company believes that its exposure in this area is not material.

The Company’s revolving credit agreement is exposed to interest rate fluctuations to the extent of changes in the SOFR rate. The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility.

Item 8.   Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except shares)	December 25, 2021	December 26, 2020
Assets
Current:
Cash and cash equivalents	$86,048	$136,612
Marketable securities	205,744	111,855
SERP investment	27,059	22,764
Accounts receivable, net	52,108	56,760
Inventories	269,587	269,024
Prepaid expenses and other current assets	31,112	29,187
Total current assets	671,658	626,202
Property and equipment, net	977,787	924,429
Operating lease right-to-use	191,175	199,901
Goodwill	52,330	52,330
Intangible and other assets, net	17,525	17,559
Total assets	$1,910,475	$1,820,421

Liabilities
Current:
Accounts payable	$218,774	$221,566
Accrued expenses	48,654	50,591
Operating leases	39,940	39,165
Accrued self-insurance	18,568	19,306
Deferred revenue, net	11,901	10,583
Income taxes payable	7,360	5,058
Total current liabilities	345,197	346,269
Postretirement benefit obligations	29,964	25,757
Accrued self-insurance	23,400	20,297
Operating leases	161,669	169,064
Deferred income taxes	115,087	103,404
Other	15,416	9,515
Total liabilities	690,733	674,306
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,358,963	1,283,737
Accumulated other comprehensive income (Net of deferred taxes of $669 in 2021 and $1,299 in 2020)	1,687	3,286
	1,370,599	1,296,972
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,219,742	1,146,115
Total liabilities and shareholders’ equity	$1,910,475	$1,820,421

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 25, 2021,	2021	2020	2019
December 26, 2020 and December 28, 2019	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$4,224,417	$4,112,601	$3,543,299
Cost of sales, including advertising, warehousing and distribution expenses	3,108,710	3,012,167	2,605,105
Gross profit on sales	1,115,707	1,100,434	938,194
Operating, general and administrative expenses	968,996	937,256	853,555
Income from operations	146,711	163,178	84,639
Investment income (loss) and interest expense	5,007	3,817	7,054
Other income (expense)	(3,411)	(3,316)	(3,049)
Income before provision for income taxes	148,307	163,679	88,644
Provision for income taxes	39,458	44,762	20,661
Net income	$108,849	$118,917	$67,983

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.25	$1.24	$1.24
Basic and diluted earnings per share	$4.05	$4.42	$2.53

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)
For the Fiscal Years Ended December 25, 2021,	2021	2020	2019
December 26, 2020 and December 28, 2019	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$108,849	$118,917	$67,983
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $630, $706 and $498, respectively)	(1,599)	1,806	1,255
Reclassification adjustment for (gains) losses included in net income
(Net of deferred taxes of $0, $0 and $14, respectively)	—	—	(37)
Other comprehensive income (loss), net of tax	(1,599)	1,806	1,218
Comprehensive income, net of tax	$107,250	$120,723	$69,201

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 25, 2021	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 26, 2020 and December 28, 2019	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 29, 2018	33,047,807	$9,949	$1,163,545	$262	6,149,364	$(150,857)	$1,022,899
Net Income	—	—	67,983	—	—	—	67,983
Other comprehensive income, net of
reclassification adjustments and tax	—	—	—	1,218	—	—	1,218
Dividends paid	—	—	(33,354)	—	—	—	(33,354)
Balance at December 28, 2019	33,047,807	$9,949	$1,198,173	$1,480	6,149,364	$(150,857)	$1,058,745
Net income	—	—	118,917	—	—	—	118,917
Other comprehensive income (loss), net of tax	—	—	—	1,806	—	—	1,806
Dividends paid	—	—	(33,354)	—	—	—	(33,354)
Balance at December 26, 2020	33,047,807	$9,949	$1,283,737	$3,286	6,149,364	$(150,857)	$1,146,115
Net income	—	—	108,849	—	—	—	108,849
Other comprehensive income (loss), net of tax	—	—	—	(1,599)	—	—	(1,599)
Dividends paid	—	—	(33,623)	—	—	—	(33,623)
Balance at December 25, 2021	33,047,807	$9,949	$1,358,963	$1,687	6,149,364	$(150,857)	$1,219,742

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended
(amounts in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Cash flows from operating activities:
Net income	$108,849	$118,917	$67,983
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	102,804	99,370	93,706
(Gain) loss on disposition of fixed assets	1,026	3,914	782
(Gain) on sale of marketable securities	—	—	(51)
Unrealized (gain) loss in value of equity securities	900	1,791	(1,975)
Deferred income taxes	12,313	5,657	5,765
Unrealized (gain) loss in SERP	(2,309)	(2,641)	(135)
Changes in operating assets and liabilities:
Inventories	(563)	10,782	950
Accounts receivable and prepaid expenses	2,727	(6,804)	2,431
Accounts payable and other liabilities	174	54,658	(505)
Income taxes	2,302	(3,139)	913
Other	(514)	(4,515)	1,822
Net cash provided by operating activities	227,709	277,990	171,686
Cash flows from investing activities:
Purchase of property and equipment	(151,800)	(130,991)	(101,456)
Proceeds from the sale of property and equipment	5,932	470	4,245
Purchase of marketable securities	(116,268)	(50,789)	(13,620)
Proceeds from the sale and maturities of marketable securities	19,680	7,730	7,165
Purchase of intangible assets	(208)	(127)	(1,489)
Change in SERP investment	(1,986)	(1,188)	(4,114)
Net cash used in investing activities	(244,650)	(174,895)	(109,269)
Cash flows from financing activities:
Dividends paid	(33,623)	(33,354)	(33,354)
Net cash used in financing activities	(33,623)	(33,354)	(33,354)
Net increase (decrease) in cash and cash equivalents	(50,564)	69,741	29,063
Cash and cash equivalents at beginning of year	136,612	66,871	37,808
Cash and cash equivalents at end of period	$86,048	$136,612	$66,871

See accompanying notes to Consolidated Financial Statements. Cash paid for income taxes was $24.8 million, $42.3 million and $14.1 million in 2021, 2020 and 2019, respectively. Cash paid for interest related to long-term debt was $32 thousand, $34 thousand and $65 thousand in 2021, 2020 and 2019, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation founded in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. The Company’s operations are reported as a single reportable segment. There was no material change in the nature of the Company’s business during fiscal 2021.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. Fiscal 2021 was comprised of 52 weeks, ending on December 25, 2021. Fiscal 2020 was comprised of 52 weeks, ending on December 26, 2020. Fiscal 2019 was comprised of 52 weeks, ending on December 28, 2019. References to years in this Annual Report relate to fiscal years.

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

The Company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 25, 2021 and December 26, 2020 totaled $692 thousand and $95.9 million, respectively.

Consumer electronic payments accepted at the point of sale, including all credit card, debit card and electronic benefits transfer transactions that process in three days or less are classified as cash equivalents. Consumer electronic payment amounts classified as cash equivalents as of December 25, 2021 and December 26, 2020 totaled $38.6 million and $41.7 million, respectively.

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(f)  Marketable Securities

Marketable securities consist of corporate and municipal bonds, commercial paper and equity securities. The Company invests primarily in high-grade marketable debt securities. The Company classifies all of its marketable securities as available-for-sale.

Available-for-sale securities are recorded at fair value as determined by quoted market price based on national markets. Unrealized holding gains and losses, net of the related tax effect, on corporate and municipal bonds and commercial paper are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Unrealized holding gains and losses on equity securities are recorded in investment income (loss) and interest expense. A decline in the fair value below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

Investment amounts classified as marketable securities as of December 25, 2021 and December 26, 2020 totaled $205.7 million and $111.9 million, respectively.

Equity securities are measured at fair value and the unrealized holding gains and losses are recorded in investment income (loss) and interest expense. The Company recognized a $900 thousand loss in 2021 and a $1.8 million loss in 2020.

(g)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $3.4 million and $2.4 million as of December 25, 2021 and December 26, 2020, respectively. The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants. The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.

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

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(j)  Leases

The Company leases approximately 49% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment. The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

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

The Company’s intangible assets and related accumulated amortization at December 25, 2021 and December 26, 2020 consisted of the following:

		December 25, 2021			December 26, 2020
		Accumulated			Accumulated
(amounts in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Liquor licenses	$15,240	$—	$15,240	$15,032	$—	$15,032
Asset acquisitions and other	5,083	3,788	1,295	5,083	3,345	1,738
Total	$20,323	$3,788	$16,535	$20,115	$3,345	$16,770

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 10 years for customer lists. Estimated amortization expense for the next five fiscal years is approximately $314 thousand in 2022, $310 thousand in 2023, $310 thousand in 2024, $147 thousand in 2025 and $139 thousand in 2026. As of December 25, 2021, the Company’s intangible assets with indefinite lives consisted of goodwill and liquor licenses.

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

In accordance with Accounting Standards Codification No. 360, Property, Plant and Equipment, the Company believes that, based on current conditions, materially different reported results are not likely to result from long-lived asset impairments.

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

(m)  Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for individual annual claim occurrences exceeding a $500 thousand specific deductible. The Company is liable for workers’ compensation claims ranging from $1.0 million to $2.0 million per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $100 thousand to $1.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(r)  Vendor Allowances

Vendor allowances related to the Company’s buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold. Volume incentive discounts are realized as a reduction of cost of sales at the time it is deemed probable and reasonably estimable that the incentive target will be reached. Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through the Company’s distribution system are recorded in cost of sales offsetting costs incurred. Warehouse slotting allowances are recorded in cost of sales when new items are initially set up in the Company’s distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Vendor allowances recorded as credits in cost of sales totaled $100.1 million in 2021, $133.5 million in 2020 and $130.4 million in 2019. Vendor paid cooperative advertising credits totaled $3.4 million in 2021, $21.7 million in 2020 and $24.8 million in 2019. These credits were netted against advertising costs within “Cost of Sales, including Advertising, Warehousing and Distribution expenses.” The Company had accounts receivable due from vendors of $585 thousand and $886 thousand for earned advertising credits and $3.6 million and $8.6 million for earned promotional discounts as of December 25, 2021 and December 26, 2020, respectively. The Company had $2.5 million and $3.3 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 25, 2021 and December 26, 2020, respectively.

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

(t)  Advertising Costs

The Company expenses advertising costs as incurred. The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $24.9 million in 2021, $24.5 million in 2020 and $30.3 million in 2019 in “Cost of Sales, including Advertising, Warehousing and Distribution Expenses.”

(u)  Rental and Commission Income

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.” All leases are operating leases. Refer to Note 5 to the Consolidated Financial Statements for further disclosure on operating leases and rental income.

The Company provides a variety of services to its customers, including but not limited to lottery, money orders, third-party gift cards, and third-party bill pay services. Commission income earned from these services are recorded when earned as a component of “Operating, general and administrative expenses.” The Company recorded commission income of $18.9 million in 2021, $17.7 million in 2020 and $18.3 million in 2019.

(v)  Current Relevant Accounting Standards

The Company regularly monitors recently issued accounting standards and assesses their applicability and impact. The Company believes that there are no accounting standard updates that have or will have a material or significant impact on the Company’s accounting policies.

WEIS MARKETS, INC.

Note 2    Marketable Securities

The Company’s marketable securities are all classified as available-for-sale within “Current Assets” in the Company’s Consolidated Balance Sheets. Financial Accounting Standards Board (FASB) has established three levels of inputs that may be used to measure fair value:

Level 1Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s marketable securities valued using Level 1 inputs include three public company equity securities, for which quoted market prices are available. The Company’s bond and commercial paper portfolio is valued using Level 2 inputs. The Company’s corporate and municipal bonds and commercial paper are valued using a combination of pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs, which are considered Level 2 inputs.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Dividends from the equity securities are recognized as received. Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $1.6 million, $536 thousand and $4.1 million which included an unrealized loss in equity securities of $900 thousand, an unrealized loss in equity securities of $1.8 million and an unrealized gain in equity securities of $2.0 million in the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019, respectively.

Marketable securities, as of December 25, 2021 and December 26, 2020, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 25, 2021	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$6,509
Level 2
Corporate and municipal bonds	$151,947	$4,753	$(2,384)	154,315
Commercial Paper	44,931	2	(13)	44,920
	$196,878	$4,755	$(2,397)	$205,744

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 26, 2020	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,410
Level 2
Corporate and municipal bonds	$99,861	$5,723	$(1,139)	104,445
	$99,861	$5,723	$(1,139)	$111,855

WEIS MARKETS, INC.

Note 2    Marketable Securities (continued)

Maturities of marketable securities classified as available-for-sale at December 25, 2021, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$48,596	$48,610
Due after one year through five years	97,438	98,897
Due after five years through ten years	50,844	51,728
	$196,878	$199,235

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $3.4 million, $3.3 million, and $3.0 million in fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

Note 3    Inventories

Merchandise inventories, as of December 25, 2021 and December 26, 2020, were valued as follows:

(amounts in thousands)	2021	2020
LIFO	$178,520	$191,051
Average cost	91,067	77,973
	$269,587	$269,024

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $74.5 million and $70.4 million higher than as reported on the above methods as of December 25, 2021 and December 26, 2020, respectively. During 2021 and 2020, the Company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4    Property and Equipment

Property and equipment, as of December 25, 2021 and December 26, 2020, consisted of:

	Useful Life
(amounts in thousands)	(in years)	2021	2020
Land		$136,486	$137,890
Buildings and improvements	10-60	815,108	779,927
Equipment	3-12	1,225,296	1,159,084
Leasehold improvements	5-20	244,250	225,393
Total, at cost		2,421,140	2,302,294
Less accumulated depreciation and amortization		1,443,353	1,377,865
		$977,787	$924,429

WEIS MARKETS, INC.

Note 5    Lease Commitments

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019.

	52 Weeks Ended
(amounts in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Operating lease cost	$45,435	$46,283	$46,063
Variable lease cost	10,875	11,167	10,998
Lease or sublease income	(10,055)	(8,636)	(7,749)
Net lease cost	$46,255	$48,814	$49,312

The following is a schedule by year of the future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received as of December 25, 2021.

(amounts in thousands)	Leases	Subleases
2022	$46,661	(4,338)
2023	43,468	(3,557)
2024	38,176	(2,760)
2025	30,269	(2,359)
2026	21,609	(1,758)
Thereafter	46,888	(6,007)
Total Lease Payments	$227,071	(20,778)
Less: Interest	25,462	—
Present value of lease liabilities	201,609	(20,778)

The following is a schedule of weighted-average remaining lease terms and weighted-average discount rates as of December 25, 2021, December 26, 2020, and December 28, 2019.

Lease Term and Discount Rate	December 25, 2021	December 26, 2020	December 28, 2019
Weighted-average remaining lease term	4.11	4.06	4.44
Weighted-average discount rate	2.73%	3.36%	3.47%

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

Retirement plan costs:

(amounts in thousands)	2021	2020	2019
Retirement savings plan	6,142	4,949	3,434
Deferred compensation plan	810	806	801
Supplemental executive retirement plan	703	463	498
	$7,655	$6,218	$4,733

The Company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. Currently, there are no active officers in the plan. The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate. The plan is unfunded and accounted for on an accrual basis. The recorded liability at December 25, 2021 is $3.8 million which is based on expected payments to be made over the remaining lives of the beneficiaries. This amount is included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets. The expected payment amounts are approximately $1.0 million for 2022 and for the years thereafter dependent on the lives of the beneficiaries.

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates. This plan is designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. This plan is unfunded and accounted for on an accrual basis. Participants in this plan are excluded from participation in the profit sharing portion of the Weis Markets, Inc. Retirement Savings Plan once their yearly earnings exceed the IRS highly compensated threshold. The Board of Directors annually determines the amount of the allocation to the plans at its sole discretion. The allocation among the various plan participants is made in both flat dollar amounts and in relationship to their compensation. Plan participants are 100% vested in their accounts after three years of service with the Company. Benefits are distributed among participants upon termination or retirement. Substantial risk of benefit forfeiture does exist for participants in this plan. The present value of accumulated benefits amounted to $27.2 million and $22.8 million at December 25, 2021 and December 26, 2020, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

Note 7    Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzed store operational revenues by geographical area but each area offers customers similar product, has similar distribution methods, and supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following table represents net sales by type of product for years ending December 25, 2021, December 26, 2020 and December 28, 2019.

	52 Weeks Ended
(amounts in thousands)	December 25, 2021		December 26, 2020		December 28, 2019
Grocery	$3,633,023	86.1%	$3,627,898	88.2%	$3,068,754	86.6%
Pharmacy	399,128	9.4	356,630	8.7	337,233	9.5
Fuel	183,631	4.3	117,800	2.9	127,828	3.6
Manufacturing	8,635	0.2	10,273	0.2	9,484	0.3
Total net sales	$4,224,417	100.0%	$4,112,601	100.0%	$3,543,299	100.0%

WEIS MARKETS, INC.

Note 8    Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 28, 2019	$1,480

Other comprehensive income (loss)	1,806
Net current period other comprehensive income (loss)	1,806
Accumulated other comprehensive income balance as of December 26, 2020	$3,286

Other comprehensive income (loss)	(1,599)
Net current period other comprehensive income (loss)	(1,599)
Accumulated other comprehensive income balance as of December 25, 2021	$1,687

		Amounts Reclassified from
		Accumulated Other Comprehensive Income to the
		Consolidated Statements of Income
(amounts in thousands)	Location	2021	2020	2019
Unrealized gains (losses) on available-for-sale marketable securities
	Investment income (loss) and interest expense	$-	$-	$(51)
	Provision for income taxes	-	-	14
Total amount reclassified, net of tax		$-	$-	$(37)

Note 9    Income Taxes

(amounts in thousands)	2021	2020	2019
Current:
Federal	$20,771	$29,121	$11,779
State	6,374	9,984	3,117
Deferred:
Federal	8,074	4,090	6,636
State	4,239	1,567	(871)
	$39,458	$44,762	$20,661

The reconciliation of income taxes computed at the federal statutory rate of 21% in 2021, 2020 and 2019. Ending deferred tax liability has been computed at the federal statutory rate of 21%.

(amounts in thousands)	2021	2020	2019
Income taxes at federal statutory rate	$31,144	$34,373	$18,615
State income taxes, net of federal income tax benefit	6,207	7,261	1,333
Nondeductible employee-related expenses	2,530	2,223	1,974
Other	(423)	905	(1,261)
Provision for income taxes	$39,458	$44,762	$20,661

The effective income tax rate was 26.6%, 27.3% and 23.3% in 2021, 2020, and 2019, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes as well as nondeductible employee expenses. Not all the Company’s tax credits and state deductions are driven proportionately by taxable income levels, due to these items and the significant increase in taxable income from prior years, the result was a higher effective income tax rate for 2021 and 2020 when compared to 2019.

WEIS MARKETS, INC.

Note 9    Income Taxes (continued)

Cash paid for federal income taxes was $20.4 million, $33.5 million $11.3 million and in 2021, 2020 and 2019 respectively. Cash paid for state income taxes was $4.4 million, $8.8 million and $2.8 million in 2021, 2020 and 2019 respectively.

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 25, 2021 and December 26, 2020, are:

(amounts in thousands)	2021	2020
Deferred tax assets:
Accounts receivable	$951	$659
Employment incentives	6,886	6,204
Self-insurance liability	9,324	8,515
Postretirement benefit obligations	7,412	6,527
Net operating loss and credit carryforwards	6,202	7,787
Unrecognized Tax Benefits	2,108	1,751
Other	1,830	1,407
Total deferred tax assets	34,713	32,850
Deferred tax liabilities:
Inventories	(16,038)	(13,407)
Unrealized gains on marketable securities	(2,177)	(3,059)
Prepaids	(6,365)	(5,993)
Nondeductible accruals and other	-	(332)
Depreciation	(125,220)	(113,463)
Total deferred tax liabilities	(149,800)	(136,254)
Net deferred tax liability	$(115,087)	$(103,404)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(amounts in thousands)	2021	2020
Unrecognized tax benefits at beginning of year	$8,337	$6,612
Increases based on tax positions related to the current year	1,699	1,725
Additions for tax positions of prior year	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Expiration of the statute of limitations for assessment of taxes	—	—
Unrecognized tax benefits at end of year	$10,036	$8,337

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million in 2021, $1.7 million in 2020 and $1.8 million in 2019.

The Company or one of its subsidiaries files tax returns in the United States and various state jurisdictions. The tax years subject to examination in the United States and in Pennsylvania, where the majority of the Company’s revenues are generated, are 2016 to 2021.

The Company has net operating loss carryforwards of $55 million available for state income tax purposes. The net operating losses will begin to expire starting in 2027. The Company expects to fully utilize these net operating loss carryforwards.

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

WEIS MARKETS, INC.

Note 11    Commitments and Contingencies

The Company is involved in various legal actions arising out of the normal course of business. The Company also accrues for contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated, based on experience. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

Note 12    Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on September 29, 2021 and matures on September 1, 2024. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 25, 2021, the availability under the revolving credit agreement was $25.3 million, net of $4.7 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second fiscal quarter of 2018.

Interest expense related to long-term debt was $32 thousand, $35 thousand and $55 thousand for 2021, 2020 and 2019, respectively.

Note 13 COVID-19

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

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and its subsidiaries (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the 52 week periods ended December 25, 2021, December 26, 2020 and December 28, 2019, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for the 52 week periods ended December 25, 2021, December 26, 2020 and December 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 10, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

WEIS MARKETS, INC.

Our audit procedures related to the Company’s provision for state income taxes include the following, among others:

●	We obtained an understanding of the relevant controls related to the determination of current and deferred taxes and the assessment of more likely than not surrounding state tax positions and tested such controls for design and operating effectiveness, including controls related to the interpretation and application of tax laws.
●	We involved our state and local tax professionals to assist in evaluating the application of state and local tax regulations. Our professionals developed an independent assessment of interpretations of state and local tax positions requiring significant judgement and compared them to the Company’s recorded positions.
●	We tested the accuracy and completeness of the data and inputs used to calculate the effective state tax rate, current provision calculations, deferred tax assets/liabilities, more likely than not state tax positions assessment and income taxes receivable/payable rollforward.

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

Our audit procedures related to the Company’s RIM inventory include the following, among others:

●	We obtained an understanding of the relevant controls, including IT general controls, surrounding the retail inventory valuation process and tested such controls for design and operating effectiveness, including automated processes and transactional data interfaces and managements review controls over these data inputs and the Company’s RIM calculation outputs.
●	We tested the accuracy and completeness of the key inputs into the RIM calculation, including purchases, sales, discounts, shrink and price changes (markdowns) by comparing the key inputs back to source information such as point of sale information via retail pricing and tender/cash receipts, third-party vendor invoices and third-party inventory count information, including testing of a rollforward from the inventory count date to year-end inventory valuation.
●	We performed analytical procedures disaggregated by inventory category. Such disaggregated analytical procedures included trend analysis of RIM inputs based on warehouse and direct store delivery purchases as percent of sales, cost of sales percentages compared to historical periods and trends, and discounts and markdown analytics based on inquiries with various Company personnel to assess the level of retail price changes due to pricing and promotional strategies and inflation/deflation within a category. Additional analytics include trends analyses on store count and shrink results, store square footage analytics related to ending store level inventory values and gross profit analytics by category.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Philadelphia, Pennsylvania

March 10, 2022

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Weis Markets, Inc.'s (the Company) internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2021 and December 26, 2020, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the 52 week periods ended December 25, 2021, December 26, 2020 and December 28, 2019, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index, and our report dated March 10, 2022 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Philadelphia, Pennsylvania

March 10, 2022

WEIS MARKETS, INC.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9a.   Controls and Procedures:

Management’s Report on Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the close of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2021.

RSM US LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 25, 2021. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 25, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.   Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None.

WEIS MARKETS, INC.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Information about our Executive Officers,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2022 are incorporated herein by reference.

Item 11.   Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2022 are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2022 is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2022 are incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the Weis Markets, Inc. definitive proxy statement dated March 10, 2022 is incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules:

(a)(1)- The Company’s 2021 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2)- Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 46 of this Annual Report on Form 10-K

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

10-A	Retirement Savings Plan, filed as exhibit 10-A in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and incorporated herein by reference. *
10-B	Supplemental Executive Retirement Plan, filed as exhibit 10-B in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and incorporated herein by reference. *
10-C	Retirement Savings Plan, filed with this Annual Report on Form 10-K. *
10-D	Supplemental Executive Retirement Plan Amendment, filed with this Annual Report on Form 10-K. *
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

Chief Executive Office Incentive Award Plan between the Company and Jonathan H Weis, Chairman, President and Chief Executive Officer, effective January 1, 2020, amended and restated effective as of January 1, 2021 and continuing thereafter through December 31, 2022, filed as Exhibit 10.2 to Form 8-K March 9, 2021 and incorporated herein by reference. *

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

WEIS MARKETS, INC.

Item 15(c)(3).   Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(amounts in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe	Describe (1)	Period
Fiscal Year ended December 25, 2021:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,427	$2,986	$—	$1,962	$3,451

Fiscal Year ended December 26, 2020:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,757	$1,556	$—	$1,886	$2,427

Fiscal Year ended December 28, 2019:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,090	$1,975	$—	$1,308	$2,757
(1)	Deductions are uncollectible accounts written off, net of recoveries.

Item 16.   Form 10-K Summary:

None.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	3/10/2022	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	3/10/2022	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(principal executive officer)

Date	3/10/2022	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(principal financial officer)

Date	3/10/2022	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development
and Secretary
and Director

Date	3/10/2022	/S/Dennis G. Hatchell
Dennis G. Hatchell
Director

Date	3/10/2022	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date	3/10/2022	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date	3/10/2022	/S/Jeanette R. Rogers
Jeanette R. Rogers
Vice President, Corporate Controller
(principal accounting officer)