Form 10-Q
period 2022-03-26
WEIS MARKETS INC
filed 2022-05-05
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

or

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

As of May 5, 2022, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	March 26, 2022	December 25, 2021
Assets
Current:
Cash and cash equivalents	$93,092	$86,048
Marketable securities	198,756	205,744
SERP investment	24,515	27,059
Accounts receivable, net	47,310	52,108
Inventories	285,355	269,587
Prepaid expenses and other current assets	29,613	31,112
Total current assets	678,641	671,658
Property and equipment, net	954,521	977,787
Operating lease right-to-use	193,596	191,175
Goodwill	52,330	52,330
Intangible and other assets, net	17,850	17,525
Total assets	$1,896,938	$1,910,475

Liabilities
Current:
Accounts payable	$193,233	$218,774
Accrued expenses	49,040	48,654
Operating leases	44,096	39,940
Accrued self-insurance	19,003	18,568
Deferred revenue, net	8,505	11,901
Income taxes payable	14,919	7,360
Total current liabilities	328,796	345,197
Postretirement benefit obligations	26,474	29,964
Accrued self-insurance	23,390	23,400
Operating leases	159,623	161,669
Deferred income taxes	116,643	115,087
Other	4,535	15,416
Total liabilities	659,461	690,733
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,381,745	1,358,963
Accumulated other comprehensive income (Net of deferred taxes of $1,332 in 2022 and $669 in 2021)	(3,360)	1,687
	1,388,334	1,370,599
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,237,477	1,219,742
Total liabilities and shareholders’ equity	$1,896,938	$1,910,475

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(amounts in thousands, except shares and per share amounts)	March 26, 2022	March 27, 2021
Net sales	$1,104,069	$1,006,340
Cost of sales, including advertising, warehousing and distribution expenses	810,384	738,950
Gross profit on sales	293,685	267,390
Operating, general and administrative expenses	252,271	235,556
Income from operations	41,414	31,834
Investment income (loss) and interest expense	(881)	1,611
Other income (expense)	1,505	(775)
Income before provision for income taxes	42,038	32,670
Provision for income taxes	10,649	8,415
Net income	$31,389	$24,255

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.32	$0.31
Basic and diluted earnings per share	$1.17	$0.90

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Net income	$31,389	$24,255
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $2,001 and $306, respectively for the thirteen weeks ended)	(5,047)	(774)
Other comprehensive income gain (loss), net of tax	(5,047)	(774)
Comprehensive income, net of tax	$26,342	$23,481

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
March 26, 2022 and March 27, 2021	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 25, 2021	33,047,807	$9,949	$1,358,963	$1,687	6,149,364	$(150,857)	$1,219,742
Net Income	—	—	31,389	—	—	—	31,389
Other comprehensive income (loss), net of tax	—	—	—	(5,047)	—	—	(5,047)
Dividends paid	—	—	(8,608)	—	—	—	(8,608)
Balance at March 26, 2022	33,047,807	$9,949	$1,381,745	$(3,360)	6,149,364	$(150,857)	$1,237,477

Balance at December 26, 2020	33,047,807	$9,949	$1,283,737	$3,286	6,149,364	$(150,857)	$1,146,115
Net income	—	—	24,255	—	—	—	24,255
Other comprehensive income (loss), net of tax	—	—	—	(774)	—	—	(774)
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at March 27, 2021	33,047,807	$9,949	$1,299,653	$2,512	6,149,364	$(150,857)	$1,161,257

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Cash flows from operating activities:
Net income	$31,389	$24,255
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	25,629	25,359
(Gain) loss on disposition of fixed assets	(3)	63
Unrealized (gain) loss in value of equity securities	214	(237)
Deferred income taxes	3,557	2,133
Unrealized (gain) loss in SERP	2,184	(448)
Changes in operating assets and liabilities:
Inventories	(15,768)	(7,709)
Accounts receivable and prepaid expenses	6,297	15,763
Accounts payable and other liabilities	(26,316)	(49,776)
Income taxes	7,559	5,146
Other	(262)	388
Net cash provided by operating activities	34,480	14,937
Cash flows from investing activities:
Purchase of property and equipment	(18,793)	(37,043)
Proceeds from the sale of property and equipment	13	29
Purchase of marketable securities	(25,965)	(10,165)
Proceeds from the sale and maturities of marketable securities	25,481	6,125
Purchase of intangible assets	(48)	(17)
Proceeds from sale of intangible assets	125	—
Change in SERP investment	359	(922)
Net cash used in investing activities	(18,828)	(41,993)
Cash flows from financing activities:
Dividends paid	(8,608)	(8,339)
Net cash used in financing activities	(8,608)	(8,339)
Net increase (decrease) in cash and cash equivalents	7,044	(35,395)
Cash and cash equivalents at beginning of year	86,048	136,612
Cash and cash equivalents at end of period	$93,092	$101,217

See accompanying notes to Consolidated Financial Statements. In the first thirteen weeks of 2022, there was $233 thousand cash paid for income taxes compared to $1.1 million in 2021 for the same period. Cash paid for interest related to long-term debt was $8 thousand and $9 thousand in the first thirteen weeks of 2022 and 2021, respectively.

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

The Company’s marketable securities valued using Level 1 inputs include highly liquid equity securities, for which quoted market prices are available. The Company’s municipal bond and commercial paper portfolio is valued using Level 2 inputs. The Company’s municipal bonds and commercial paper are valued using a combination of pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs, which are considered Level 2 inputs.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $632 thousand in the thirteen weeks ended March 26, 2022, which included an unrealized loss in equity securities of $214 thousand. In the thirteen weeks ended March 27, 2021, the Company recognized investment income of $844 thousand, which included an unrealized gain in equity securities of $237 thousand.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketable securities, as of March 26, 2022 and December 25, 2021, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
March 26, 2022	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$6,295
Level 2
Corporate and municipal bonds	$152,238	$2,012	$(6,648)	147,602
Commercial Paper	44,915	6	(62)	44,859
	$197,153	$2,018	$(6,710)	$198,756

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 25, 2021	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$6,509
Level 2
Corporate and municipal bonds	$151,947	$4,753	$(2,384)	154,315
Commercial Paper	44,931	2	(13)	44,920
	$196,878	$4,755	$(2,397)	$205,744

Maturities of marketable securities classified as available-for-sale at March 26, 2022, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$57,746	$57,494
Due after one year through five years	89,527	87,916
Due after five years through ten years	49,880	47,051
	$197,153	$192,461

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment loss of $1.5 million in the thirteen weeks ended March 26, 2022, and investment income of $775 thousand in the same period in 2021. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 25, 2021	$1,687

Other comprehensive income (loss)	(5,047)
Net current period other comprehensive income (loss)	(5,047)
Accumulated other comprehensive income (loss) balance as of March 26, 2022	$(3,360)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on September 29, 2021, and matures on September 1, 2024. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of March 26, 2022, the availability under the revolving credit agreement was $25.3 million, net of $4.7 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $8 thousand in each of the thirteen weeks ended March 26, 2022, and March 27, 2021.

(6) Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzes store operational revenues by geographical area but each area offers customers similar products, has similar distribution methods, and is supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following table represents net sales by type of product for the thirteen weeks ended March 26, 2022, and March 27, 2021:

	13 Weeks Ended
(amounts in thousands)	March 26, 2022		March 27, 2021
Grocery	$941,596	85.3%	$874,073	86.9%
Pharmacy	103,274	9.4	95,597	9.5
Fuel	56,157	5.1	34,372	3.4
Manufacturing	3,042	0.2	2,298	0.2
Total net sales	$1,104,069	100.0%	$1,006,340	100.0%

(7) Leases

As of March 26, 2022, the Company leased approximately 50% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen weeks ended March 26, 2022, and March 27, 2021.

	13 Weeks Ended
(amounts in thousands)	March 26, 2022	March 27, 2021
Operating lease cost	$11,378	$11,317
Variable lease cost	2,827	2,698
Lease or sublease income	(2,383)	(2,309)
Net lease cost	$11,822	$11,706

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

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

The Company advertises its products and promotes its brand through weekly and monthly printed circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications. The Company promotes by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; 3 Day Sale; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 64% of product with the remaining being supplied by direct store delivery vendors. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

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

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” ordering with curbside pickup and home delivery. As of March 26, 2022, the Company offered Weis 2 Go Online curbside pickup in 188 of its locations as well as home delivery with Shipt in 177 locations. Sales in the first thirteen weeks of 2022 through Weis 2 Go Online have decreased 22 percent when compared to the same period last year. When compared to the first thirteen weeks of 2020 through Weis 2 Go Online sales have increased 148 percent. In September 2021, the Company announced a partnership with DoorDash to offer on-demand grocery delivery, which is currently available in 174 locations.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by the novel coronavirus pandemic management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended March 26, 2022, and March 27, 2021, as well as periods ended March 27, 2021, and March 28, 2020, respectively.

	Percentage Changes
	13 Weeks Ended
	2022 vs. 2021	2021 vs. 2020
Comparable store sales (individual year)	9.4%	1.4%
Comparable store sales (two-year stacked)	10.8
Comparable store sales, excluding fuel (individual year)	7.6	1.1%
Comparable store sales, excluding fuel (two-year stacked)	8.7%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

			Percentage Changes
	13 Weeks Ended		13 Weeks Ended
(amounts in thousands, except per share amounts)	March 26, 2022	March 27, 2021	2022 vs. 2021
Net sales	$1,104,069	$1,006,340	9.7%
Cost of sales, including advertising, warehousing and distribution expenses	810,384	738,950	9.7
Gross profit on sales	293,685	267,390	9.8
Gross profit margin	26.6%	26.6%
Operating, general and administrative expenses	252,271	235,556	7.1
O, G & A, percent of net sales	22.8%	23.4%
Income from operations	41,414	31,834	30.1
Operating margin	3.8%	3.2%
Investment income (loss) and interest expense	(881)	1,611	(154.7)
Investment income (loss) and interest expense, percent of net sales	(0.1)%	0.2%
Other income (expense)	1,505	(775)	294.2
Other income (expense), percent of net sales	0.1%	(0.1)%
Income before provision for income taxes	42,038	32,670	28.7
Income before provision for income taxes, percent of net sales	3.8%	3.2%
Provision for income taxes	10,649	8,415	26.5
Effective income tax rate	25.3%	25.8%
Net income	$31,389	$24,255	29.4%
Net income, percent of net sales	2.8%	2.4%
Basic and diluted earnings per share	$1.17	$0.90	30.0%

Net Sales

Individual Year-Over-Year Analysis of Sales

Percentage Changes
2022 vs. 2021
March 26, 2022	13 Weeks Ended
Net sales	9.7%
Net sales, excluding fuel	7.8
Comparable store sales	9.4
Comparable store sales, excluding fuel	7.6%

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 3.9% compared to an increase of 0.2% for the same period last year. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the thirteen-week average price of gasoline in the Central Atlantic States increased 39.1% or $1.09 per gallon in the thirteen weeks ended March 26, 2022, compared to the same period in 2021.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Total net sales increased 9.7% to $1.1 billion for the thirteen weeks ended March 26, 2022, from $1.0 billion for the thirteen weeks ended March 27, 2021. The increase in total net sales includes retail price inflation in center store, fresh, pharmacy services, and fuel product categories. Comparable store sales for the thirteen weeks ended March 26, 2022, compared to the same period in 2021 increased 9.4% including fuel and 7.6% excluding fuel.

Although the Company experienced retail inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary indicators in the food retail industry. Management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors. Management remains confident in its ability to generate long-term sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company’s competitive position.

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations.

Gross profit on sales increased 9.8% for the thirteen weeks ended March 26, 2022, compared to the same period in 2021. Gross profit margin remained 26.6% in the thirteen weeks ended March 26, 2022, when compared to the thirteen weeks ended March 27, 2021. The Company was able to maintain gross profit margin quarter over quarter due to strong holiday selling, targeted programs and weather related events.

Non-cash LIFO inventory valuation adjustments represent expense of $1.7 million in the first thirteen weeks of 2022 compared to expense of $329 thousand in the same period in 2021. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary indicators in the food retail industry.

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60.5% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor decreased 0.3% in the thirteen weeks ended March 26, 2022 when compared to the same period in 2021.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $23.3 million, or 2.1% of net sales during the thirteen weeks ended March 26, 2022 compared to $23.4 million, or 2.3% of net sales during the thirteen weeks ended March 27, 2021. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expansion program.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
March 26, 2022	(Decrease)	as a % of sales
Employee expenses	$9,485	(0.4)%
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	1,329	(0.3)
Utilities	3,390	0.2

Overall, the operating, general and administrative expenses as a percent of sales presented for the first thirteen weeks of 2022 have benefited in comparison with the 2021 percent of sales due to the increase in sales. Although direct store labor and fixed expenses have increased from a cost perspective, the increase in sales has caused a decrease in the percent of sales rate.

Provision for Income Taxes

The effective income tax rate was 25.3% and 25.8% for the thirteen weeks ended March 26, 2022 and March 27, 2021, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2021, with Wells Fargo Bank, NA (the “Credit Agreement”). The Credit Agreement matures on September 1, 2024, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of March 26, 2022, the availability under the revolving credit agreement was $25.3 million with $4.7 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade bonds and commercial paper with maturity dates between one and 10 years and three long-held high yield, large capitalized public company equity securities. The portfolio totaled $198.8 million as of March 26, 2022. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

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

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expansion program, acquisitions and dividends. The Company has no other commitment of capital resources as of March 26, 2022, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2036.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Quarterly Cash Dividends

At its regular meeting held in April, the Board of Directors declared a quarterly dividend of $0.32 per share, payable on May 23, 2022, to shareholders of record on May 9, 2022. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Cash Flow Information

	13 Weeks Ended
(amounts in thousands)	March 26, 2022	March 27, 2021	2022 vs. 2021
Net cash provided by (used in):
Operating activities	$34,480	$14,937	$19,543
Investing activities	(18,828)	(41,993)	23,165
Financing activities	(8,608)	(8,339)	(269)

Operating

Cash flows from operating activities increased $19.5 million in the first thirteen weeks of 2022 compared to the first thirteen weeks of 2021. The increase in cash flow from operating activities is primarily due an increase in operating margin in the first thirteen weeks of 2022 when compared to the same period in 2021.

Investing

In the first thirteen weeks of 2022, when compared to the same period in 2021, reinvestment in property and equipment purchases decreased $18.3 million and net changes in marketable securities decreased $3.6 million. Additionally, as a percentage of sales, capital expansions were 1.7% in the first thirteen weeks of 2022 and 3.7% in the first thirteen weeks of 2021. The decrease as a percent of sales in 2022 compared to 2021 is due to the increase in sales as well as a decrease in spend resulting from limited availability of raw materials and equipment to complete remodels, supply chain and information technology upgrades, and smaller store improvement projects. For the remainder of 2022, management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

Financing

The Company paid dividends of $8.6 million and $8.3 million in the first thirteen weeks of 2022 and 2021, respectively.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2021 Annual Report on Form 10-K. There have been no changes to the Significant Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

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

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended March 26, 2022. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 25, 2021, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 25, 2021, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 26, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 26, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	5/5/2022	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	5/5/2022	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)