Form 10-Q
period 2022-09-24
WEIS MARKETS INC
filed 2022-11-03
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

or

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

As of November 3, 2022, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	September 24, 2022	December 25, 2021
Assets
Current:
Cash and cash equivalents	$144,603	$86,048
Marketable securities	171,136	205,744
SERP investment	21,483	27,059
Accounts receivable, net	53,406	52,108
Inventories	300,087	269,587
Prepaid expenses and other current assets	33,503	31,112
Total current assets	724,218	671,658
Property and equipment, net	963,498	977,787
Operating lease right-to-use	181,722	191,175
Goodwill	52,330	52,330
Intangible and other assets, net	18,960	17,525
Total assets	$1,940,728	$1,910,475

Liabilities
Current:
Accounts payable	$206,472	$218,774
Accrued expenses	52,540	48,654
Operating leases	42,204	39,940
Accrued self-insurance	18,739	18,568
Deferred revenue, net	8,114	11,901
Income taxes payable	16,608	7,360
Total current liabilities	344,677	345,197
Postretirement benefit obligations	23,842	29,964
Accrued self-insurance	23,371	23,400
Operating leases	149,019	161,669
Deferred income taxes	110,006	115,087
Other	8,724	15,416
Total liabilities	659,639	690,733
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,429,453	1,358,963
Accumulated other comprehensive income (Net of deferred taxes of $2,702 in 2022 and $669 in 2021)	(7,456)	1,687
	1,431,946	1,370,599
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,281,089	1,219,742
Total liabilities and shareholders’ equity	$1,940,728	$1,910,475

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands, except shares and per share amounts)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales	$1,150,551	$1,063,452	$3,389,853	$3,117,141
Cost of sales, including advertising, warehousing and distribution expenses	862,908	780,320	2,516,311	2,285,428
Gross profit on sales	287,643	283,132	873,542	831,713
Operating, general and administrative expenses	253,985	244,164	750,066	715,353
Income from operations	33,658	38,968	123,476	116,360
Investment income (loss) and interest expense	(1,483)	608	(3,394)	4,360
Other income (expense)	1,214	(401)	4,805	(3,007)
Income before provision for income taxes	33,389	39,175	124,887	117,713
Provision for income taxes	4,731	10,668	28,574	31,479
Net income	$28,658	$28,507	$96,313	$86,234

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.32	$0.31	$0.96	$0.93
Basic and diluted earnings per share	$1.07	$1.06	$3.58	$3.21

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net income	$28,658	$28,507	$96,313	$86,234
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $547 and $39, respectively for the thirteen weeks ended, and $3,370 and $268, respectively for the thirty-nine weeks ended)	(2,023)	(103)	(9,143)	(683)
Other comprehensive income gain (loss), net of tax	(2,023)	(103)	(9,143)	(683)
Comprehensive income, net of tax	$26,635	$28,404	$87,170	$85,551

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 24, 2022 and September 25, 2021	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at June 25, 2022	33,047,807	$9,949	$1,409,403	$(5,433)	6,149,364	$(150,857)	$1,263,062
Net Income	—	—	28,658	—	—	—	28,658
Other comprehensive income (loss), net of tax	—	—	—	(2,023)	—	—	(2,023)
Dividends paid	—	—	(8,608)	—	—	—	(8,608)
Balance at September 24, 2022	33,047,807	$9,949	$1,429,453	$(7,456)	6,149,364	$(150,857)	$1,281,089

Balance at June 26, 2021	33,047,807	$9,949	$1,324,787	$2,706	6,149,364	$(150,857)	$1,186,585
Net income	—	—	28,507	—	—	—	28,507
Other comprehensive income (loss), net of tax	—	—	—	(103)	—	—	(103)
Dividends paid	—	—	(8,339)	—	—	—	(8,339)
Balance at September 25, 2021	33,047,807	$9,949	$1,344,956	$2,603	6,149,364	$(150,857)	$1,206,651

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirty-Nine Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 24, 2022 and September 25, 2021	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 25, 2021	33,047,807	$9,949	$1,358,963	$1,687	6,149,364	$(150,857)	$1,219,742
Net Income	—	—	96,313	—	—	—	96,313
Other comprehensive income (loss), net of tax	—	—	—	(9,143)	—	—	(9,143)
Dividends paid	—	—	(25,823)	—	—	—	(25,823)
Balance at September 24, 2022	33,047,807	$9,949	$1,429,453	$(7,456)	6,149,364	$(150,857)	$1,281,089

Balance at December 26, 2020	33,047,807	$9,949	$1,283,737	$3,286	6,149,364	$(150,857)	$1,146,115
Net income	—	—	86,234	—	—	—	86,234
Other comprehensive income (loss), net of tax	—	—	—	(683)	—	—	(683)
Dividends paid	—	—	(25,016)	—	—	—	(25,016)
Balance at September 25, 2021	33,047,807	$9,949	$1,344,956	$2,603	6,149,364	$(150,857)	$1,206,651

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(amounts in thousands)	September 24, 2022	September 25, 2021
Cash flows from operating activities:
Net income	$96,313	$86,234
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	77,604	77,232
(Gain) loss on disposition of fixed assets	(2,481)	524
Unrealized (gain) loss in value of equity securities	1,590	463
Deferred income taxes	(1,711)	7,812
Unrealized (gain) loss in SERP	6,082	(2,130)
Changes in operating assets and liabilities:
Inventories	(30,499)	11,161
Accounts receivable and prepaid expenses	(3,689)	11,289
Accounts payable and other liabilities	(9,802)	(20,868)
Income taxes	9,248	10,164
Other	(344)	224
Net cash provided by operating activities	142,311	182,105
Cash flows from investing activities:
Purchase of property and equipment	(83,335)	(118,156)
Proceeds from the sale of property and equipment	6,710	5,856
Purchase of marketable securities	(267,106)	(19,455)
Proceeds from the sale and maturities of marketable securities	287,124	12,275
Purchase of intangible assets	(944)	(165)
Proceeds from sale of intangible assets	125	—
Change in SERP investment	(507)	(1,488)
Net cash used in investing activities	(57,933)	(121,133)
Cash flows from financing activities:
Dividends paid	(25,823)	(25,016)
Net cash used in financing activities	(25,823)	(25,016)
Net increase (decrease) in cash and cash equivalents	58,555	35,956
Cash and cash equivalents at beginning of year	86,048	136,612
Cash and cash equivalents at end of period	$144,603	$172,568

See accompanying notes to Consolidated Financial Statements. In the first thirty-nine weeks of 2022, there was $21.7 million cash paid for income taxes compared to $13.5 million in 2021 for the same period. Cash paid for interest related to long-term debt was $24 thousand and $24 thousand in the first thirty-nine weeks of 2022 and 2021, respectively.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment loss of $261 thousand in the thirteen weeks ended September 24, 2022, which included an unrealized loss in equity securities of $1.4 million. In the thirteen weeks ended September 25, 2021, the Company recognized investment income of $215 thousand, which included an unrealized loss in equity securities of $381 thousand. In the thirty-nine weeks ended September 24, 2022, the Company recognized investment income of $1.4 million, which included an unrealized loss in equity securities of $1.6 million. In the thirty-nine weeks ended September 25, 2021, the Company recognized investment income of $1.4 million, which included unrealized losses in equity securities of $463 thousand.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketable securities, as of September 24, 2022 and December 25, 2021, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
September 24, 2022	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$4,920
Level 2
Corporate and municipal bonds	$149,483	$1,210	$(11,426)	139,267
Commercial Paper	26,892	57	—	26,949
	$176,375	$1,267	$(11,426)	$171,136

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 25, 2021	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$6,509
Level 2
Corporate and municipal bonds	$151,947	$4,753	$(2,384)	154,315
Commercial Paper	44,931	2	(13)	44,920
	$196,878	$4,755	$(2,397)	$205,744

Maturities of marketable securities classified as available-for-sale at September 24, 2022, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$59,607	$58,578
Due after one year through five years	72,343	68,242
Due after five years through ten years	32,235	28,611
Due after ten years	12,190	10,785
	$176,375	$166,216

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment loss of $1.2 million in the thirteen weeks ended September 24, 2022, and investment income of $401 thousand in the same period in 2021. The Company recognized investment loss of $4.8 million and investment income of $3.0 million in the thirty-nine weeks ended September 24, 2022, and September 25, 2021, respectively. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income balance as of December 25, 2021	$1,687

Other comprehensive income (loss)	(9,143)
Net current period other comprehensive income (loss)	(9,143)
Accumulated other comprehensive income balance as of September 24, 2022	$(7,456)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”), which was amended on September 29, 2021, and matures on September 1, 2024. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 24, 2022, the availability under the revolving credit agreement was $25.5 million, net of $4.5 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $8 thousand in each of the thirteen weeks ended September 24, 2022, and September 25, 2021. In each of the first thirty-nine weeks of 2022 and 2021, interest expense related to long-term debt totaled $24 thousand.

(6) Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzes store operational revenues by geographical area but each area offers customers similar products, has similar distribution methods, and is supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following table represents net sales by type of product for the thirteen and thirty-nine weeks ended September 24, 2022, and September 25, 2021:

	13 Weeks Ended
(amounts in thousands)	September 24, 2022		September 25, 2021
Grocery	$973,707	84.6%	$912,984	85.9%
Pharmacy	107,366	9.3	99,210	9.3
Fuel	66,350	5.8	49,262	4.6
Manufacturing	3,128	0.3	1,996	0.2
Total net sales	$1,150,551	100.0%	$1,063,452	100.0%

	39 Weeks Ended
(amounts in thousands)	September 24, 2022		September 25, 2021
Grocery	$2,867,699	84.5%	$2,687,066	86.2%
Pharmacy	317,564	9.4	296,278	9.5
Fuel	195,521	5.8	127,460	4.1
Manufacturing	9,069	0.3	6,337	0.2
Total net sales	$3,389,853	100.0%	$3,117,141	100.0%

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7) Leases

As of September 24, 2022, the Company leased approximately 49% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and thirty-nine weeks ended September 24, 2022, and September 25, 2021.

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Operating lease cost	$11,978	$11,511	$35,633	$34,029
Variable lease cost	2,578	2,812	8,165	8,060
Lease or sublease income	(2,421)	(2,530)	(7,259)	(7,453)
Net lease cost	$12,135	$11,793	$36,539	$34,636

(8) Taxes

The Company reduced its provision for income taxes by $5.6 million for the period ended September 24, 2022 primarily due to the effects of Pennsylvania House Bill 1342 which was enacted on July 8, 2022. The bill made significant changes to the Commonwealth’s corporate income tax laws which included lowering the tax rate gradually from 9.99% in 2022 to 4.99% in 2031, updating market sourcing rules, and codifying the economic nexus standard.

The Company’s effective income tax rate was 14.2% and 27.2% for the thirteen weeks ended September 24, 2022 and September 25, 2021, respectively. The Company’s effective income tax rate was 22.9% and 26.7% for the thirty-nine weeks ended September 24, 2022 and September 25, 2021, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

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

Company Summary

Weis Markets is a conventional supermarket chain that operates 197 retail stores with over 23 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. Its products include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands.

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

The Company continues to innovate and remain relevant to industry trends and offering customer convenience by presenting programs like “Weis 2 Go Online” ordering with curbside pickup and home delivery. As of September 24, 2022, the Company offered Weis 2 Go Online curbside pickup in 188 of its locations as well as home delivery with Shipt in 176 locations. In September 2021, the Company announced a partnership with DoorDash to offer on-demand grocery delivery, which is currently available in 189 locations. Total Ecommerce sales were $51.3 million in the first thirty-nine weeks of 2022 compared to $57.2 million in the same period in 2021, a decrease of 10.3 percent. When compared to the first thirty-nine weeks of 2020 total Ecommerce sales have increased 3.3 percent.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by the novel coronavirus pandemic management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended September 24, 2022, and September 25, 2021, as well as periods ended September 25, 2021, and September 26, 2020, respectively. Comparable store sales increased 7.9 percent on an individual year-over-year basis and increased 12.5 percent on a two-year stacked basis for the thirteen weeks ended September 24, 2022 following the increase of 14.8 percent for the same period in 2020. Comparable store sales increased 8.6 percent on an individual year-over-year basis and increased 8.5 percent on a two-year stacked basis in the thirty-nine weeks ended September 24, 2022 following the increase of 17.3 percent for the same period in 2020.

	Percentage Change
	13 Weeks Ended
	2022 vs. 2021	2021 vs. 2020
Comparable store sales (individual year)	7.9%	4.6%
Comparable store sales (two-year stacked)	12.5
Comparable store sales, excluding fuel (individual year)	6.7	3.2%
Comparable store sales, excluding fuel (two-year stacked)	9.9%

	Percentage Change
	39 Weeks Ended
	2022 vs. 2021	2021 vs. 2020
Comparable store sales (individual year)	8.6%	(0.1)%
Comparable store sales (two-year stacked)	8.5
Comparable store sales, excluding fuel (individual year)	6.8	(1.4)%
Comparable store sales, excluding fuel (two-year stacked)	5.4%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Change
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended	39 Weeks Ended
(amounts in thousands, except per share amounts)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021	2022 vs. 2021	2022 vs. 2021
Net sales	$1,150,551	$1,063,452	$3,389,853	$3,117,141	8.2%	8.7%
Cost of sales, including advertising, warehousing and distribution expenses	862,908	780,320	2,516,311	2,285,428	10.6	10.1
Gross profit on sales	287,643	283,132	873,542	831,713	1.6	5.0
Gross profit margin	25.0%	26.6%	25.8%	26.7%
Operating, general and administrative expenses	253,985	244,164	750,066	715,353	4.0	4.9
O, G & A, percent of net sales	22.1%	23.0%	22.1%	22.9%
Income from operations	33,658	38,968	123,476	116,360	(13.6)	6.1
Operating margin	2.9%	3.7%	3.6%	3.7%
Investment income (loss) and interest expense	(1,483)	608	(3,394)	4,360	(343.9)	(177.8)
Investment income (loss) and interest expense, percent of net sales	(0.1)%	0.1%	(0.1)%	0.1%
Other income (expense)	1,214	(401)	4,805	(3,007)	402.7	259.8
Other income (expense), percent of net sales	0.1%	(0.0)%	0.1%	(0.1)%
Income before provision for income taxes	33,389	39,175	124,887	117,713	(14.8)	6.1
Income before provision for income taxes, percent of net sales	2.9%	3.7%	3.7%	3.8%
Provision for income taxes	4,731	10,668	28,574	31,479	(55.7)	(9.2)
Effective income tax rate	14.2%	27.2%	22.9%	26.7%
Net income	$28,658	$28,507	$96,313	$86,234	0.5%	11.7%
Net income, percent of net sales	2.5%	2.7%	2.8%	2.8%
Basic and diluted earnings per share	$1.07	$1.06	$3.58	$3.21	0.9%	11.5%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2022 vs. 2021
September 24, 2022	13 Weeks Ended	39 Weeks Ended
Net sales	8.2%	8.7%
Net sales, excluding fuel	6.9	6.8
Comparable store sales	7.9	8.6
Comparable store sales, excluding fuel	6.7%	6.8%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 2.8% and 2.3% for the thirteen week periods ended September 24, 2022 and September 25, 2021, respectively. The Seasonally Adjusted Food-at-Home Consumer Price Index increased 10.6% and 4.2% for thirty-nine week periods ended September 24, 2022 and September 25, 2021, respectively. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States increased 32.7% or $1.08 per gallon in the thirteen weeks ended September 24, 2022, compared to the same period in 2021. The average price of gasoline in the Central Atlantic States increased 40.6% or $1.24 per gallon in the first thirty-nine weeks of 2022 when compared to the same period in 2021.

Total net sales increased 8.2% to $1.2 billion for the thirteen weeks ended September 24, 2022, from $1.1 billion for the thirteen weeks ended September 25, 2021. In the thirty-nine weeks ended September 24, 2022, total net sales increased 8.7% to $3.4 billion from $3.1 billion. The increase in total net sales includes retail price inflation in grocery, fuel and fresh product categories. Comparable store sales for the thirteen weeks ended September 24, 2022, compared to the same period in 2021 increased 7.9% including fuel and 6.7% excluding fuel. Comparable store sales for the thirty-nine weeks ended September 24, 2022, compared to the same period in 2021 increased 8.6% including fuel and 6.8% excluding fuel.

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

Gross profit on sales increased 1.6% and 5.0% for the thirteen and thirty-nine weeks ended September 24, 2022, compared to the same period in 2021. Gross profit margin decreased 1.6% and 0.9% for the thirteen and thirty-nine weeks ended September 24, 2022, compared to the same period in 2021. The Company experienced degradation in its gross profit margin as product costs increased in the fresh meats and pharmacy departments and lower margin departments, such as fuel, increased in the product mix.

Non-cash LIFO inventory valuation adjustments represent expense of $11.8 million in the first thirty-nine weeks of 2022 compared to expense of $2.0 million in the same period in 2021. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary indicators in the food retail industry.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 61.0% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor decreased 0.3% in the thirteen and thirty-nine weeks ended September 24, 2022 when compared to the same period in 2021, respectively.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $23.7 million, or 2.1% of net sales during the thirteen weeks ended September 24, 2022 compared to $23.6 million, or 2.2% of net sales during the thirteen weeks ended September 25, 2021. During the first thirty-nine weeks of 2022 and 2021, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $70.6 million, or 2.1% of net sales and $70.6 million, or 2.3% of net sales, respectively. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 24, 2022	(Decrease)	as a % of sales
Employee expenses	$6,410	(0.5)%
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	(2,060)	(0.5)
Utilities expense	3,178	0.2
Other expenses (financial service fees, technology, repairs and maintenance, supplies)	2,294	(0.1)

	39 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 24, 2022	(Decrease)	as a % of sales
Employee expenses	$17,532	(0.6)%
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	603	(0.3)
Utilities expense	9,354	0.2
Other expenses (financial service fees, technology, repairs and maintenance, supplies)	7,224	(0.1)

Overall, the operating, general and administrative expenses as a percent of sales presented for the thirteen and thirty-nine weeks ended September 24, 2022 have benefited in comparison with the 2021 percent of sales due to the increase in sales. Although employee and fixed expenses have increased from a cost perspective, the increase in sales has caused a decrease in the percent of sales rate.

Provision for Income Taxes

The Company reduced its provision for income taxes by $5.6 million for the period ended September 24, 2022 primarily due to the effects of Pennsylvania House Bill 1342 which was enacted on July 8, 2022. The bill made significant changes to the Commonwealth’s corporate income tax laws which included lowering the tax rate gradually from 9.99% in 2022 to 4.99% in 2031, updating market sourcing rules, and codifying the economic nexus standard.

The Company’s effective income tax rate was 14.2% and 27.2% for the thirteen weeks ended September 24, 2022 and September 25, 2021, respectively. The Company’s effective income tax rate was 22.9% and 26.7% for the thirty-nine weeks ended September 24, 2022 and September 25, 2021, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2021, with Wells Fargo Bank, NA (the “Credit Agreement”). The Credit Agreement matures on September 1, 2024, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 24, 2022, the availability under the revolving credit agreement was $25.5 million with $4.5 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade bonds and commercial paper with maturity dates between one and 20 years and four high yield, large capitalized public company equity securities. The portfolio totaled $171.1 million as of September 24, 2022. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

The Company’s capital expenditure program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management currently plans to invest approximately $110 million in its capital expenditure program in 2022. The Company is experiencing limited availability of raw materials and equipment to complete remodels, supply chain and information technology upgrades, and smaller store improvement projects.

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expenditure program, acquisitions and dividends. The Company has no other commitment of capital resources as of September 24, 2022, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2036.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

At its regular meeting held in October, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on November 21, 2022, to shareholders of record on November 7, 2022. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Cash Flow Information

	39 Weeks Ended
(amounts in thousands)	September 24, 2022	September 25, 2021	2022 vs. 2021
Net cash provided by (used in):
Operating activities	$142,311	$182,105	$(39,794)
Investing activities	(57,933)	(121,133)	63,200
Financing activities	(25,823)	(25,016)	(807)

Operating

Cash flows from operating activities decreased $39.8 million in the first thirty-nine weeks of 2022 compared to the first thirty-nine weeks of 2021. The decrease in cash flow from operating activities is primarily due to increased product costs in inventory, which is the result of the recent inflationary pressures in the food retail industry in the first thirty-nine weeks of 2022 when compared to the same period in 2021.

Investing

In the first thirty-nine weeks of 2022, when compared to the same period in 2021, the purchase of property and equipment decreased $34.8 million and the proceeds from the sale and maturities of marketable securities exceeded the purchase of marketable securities by $27.2 million. Additionally, as a percent of sales, capital expenditures were 2.5% in the first thirty-nine weeks of 2022 and 3.8% in the first thirty-nine weeks of 2021. The decrease as a percent of sales in 2022 compared to 2021 is due to the increase in sales as well as a decrease in spend resulting from limited availability of raw materials and equipment to complete remodels, supply chain and information technology upgrades, and smaller store improvement projects. For the remainder of 2022, management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

Financing

The Company paid dividends of $25.8 million and $25.0 million in the first thirty-nine weeks of 2022 and 2021, respectively.

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

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended September 24, 2022. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 25, 2021, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 25, 2021, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 24, 2022. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 24, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	11/3/2022	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/3/2022	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)