Form 10-K
period 2022-12-31
WEIS MARKETS INC
filed 2023-03-01
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $706,000,000 as of June 25, 2022 the last business day of the most recently completed second fiscal quarter.

Shares of common stock outstanding as of March 1, 2023 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the Weis Markets, Inc. 2023 definitive proxy statement are incorporated by reference in Part III of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.   Business:

Weis Markets, Inc. is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company’s business during fiscal 2022. The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.” The Weis family currently owns approximately 65% of the outstanding shares. Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company’s retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands including natural, gluten-free and organic varieties. The Company advertises its products and promotes its brand through digital and printed circulars; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications. The Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; 3 Day Sale; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at the Company’s fuel stations or one of its third-party fuel station partners. The Company currently owns and operates 197 retail food stores many of which have on-line order customer service. The Company’s operations are reported as a single reportable segment. The majority of the Company’s revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, significant inclement weather systems, particularly winter storms, tend to affect sales trends.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2022, 2021 and 2020, respectively:

	2022	2021	2020
Center Store (1)	54.7%	54.9%	57.7%
Fresh (2)	30.0	31.1	30.5
Pharmacy Services	9.4	9.4	8.7
Fuel	5.6	4.4	2.9
Other	0.3	0.2	0.2
Consolidated net sales	100.0%	100.0%	100.0%
(1)	Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.
(2)	Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2022, Weis Markets, Inc. operated 3 stores in Delaware, 49 stores in Maryland, 6 stores in New Jersey, 9 stores in New York, 118 stores in Pennsylvania, 9 stores in Virginia and 3 stores in West Virginia, for a total of 197 retail food stores operating under the Weis Markets trade name.

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

	2022	2022	2021	2021
Square feet	Number of stores	% of Total	Number of stores	% of Total
Over 55,000	64	32%	62	32%
45,000 to 54,999	70	36%	70	35%
35,000 to 44,999	46	23%	47	24%
25,000 to 34,999	12	6%	12	6%
Under 25,000	5	3%	5	3%
Total	197	100%	196	100%

The Company believes that opening new stores and remodeling current stores are vital for future Company growth. The location and appearance of its stores are important components of attracting new and retaining current customers. On an average basis, the Company has two to three new/relocated stores in the process of being developed and dedicates one third of its capital expenditure budget to new stores annually, excluding acquisitions. Generally, another fifteen to twenty percent of the capital expenditure budget is dedicated to store remodels while the remainder is attributable to supply chain, technology, smaller in-store sales-driven projects, store maintenance and store support function expenditures. See the “Liquidity and Capital Resources” section included in “Item 7. Management’s Discussion and Analysis of the Financial Condition and Results of Operations” for more details regarding the Company’s capital expenditures.

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2022	2021	2020	2019	2018
Beginning store count	196	196	198	202	205
New/relocated stores	2	4	2	1	2
Closed/relocated stores	(1)	(4)	(4)	(5)	(5)
Ending store count	197	196	196	198	202
Total square feet (000’s), at year-end	9,710	9,617	9,568	9,642	9,800
Additions/major remodels	9	13	13	12	3

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 63% of product supplied to stores with the remaining being supplied by direct store vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, Pennsylvania where the Company was founded in 1912.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and social responsibility. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on climate change. The Company continues to be a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems. The Company currently has eighteen stores registered under this program and plans to expand this program to more stores. Since 2016, the Company has replaced 100% of its tractor fleet with more fuel-efficient and lower-emission tractors. The Company continues to emphasize recycling in all areas, most recently noting a decrease in store waste where the Company has diverted 45 thousand tons of waste from landfills. These statistics and more can be found in the Company’s most recently published sustainability report, linked below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company operates in a highly competitive marketplace. The number and the variety of competitors vary by market. The Company’s principal competition consists of international, national, regional and local food chains, as well as independent food stores. The Company also faces substantial competition from convenience stores, membership warehouse clubs, specialty retailers, supercenters and large-scale drug and pharmaceutical chains. This competition is augmented by the food retail industry’s expansion into the online market in recent years. The Company continues to effectively compete by offering a strong combination of value, quality and service. The Company offers Weis 2 Go curbside pickup and delivery, further enhancing service offerings and providing additional convenience to customers.

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

The Company currently employs approximately 23,000 full-time and part-time associates. Approximately 97% of Weis Markets associates are paid an hourly wage.

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

WEIS MARKETS, INC.

Item 1a.   Risk Factors: (continued)

The Company’s investment portfolio may suffer losses from changes in market interest rates and changes in market conditions which could adversely affect results of operations and liquidity.

The Company’s marketable securities consist of corporate and municipal bonds, commercial paper and equity securities. These investments are subject to general credit, liquidity, market and interest rate risks. As a result, the Company may experience a reduction in value or loss of liquidity from investments, which may have a negative impact on the Company’s financial condition and results of operations.

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

Information Security, Cybersecurity and Data Privacy Risks

Disruptions or cybersecurity breaches in the Company’s information technology systems could adversely affect results of operations.

The Company’s business is highly dependent on complex information technology systems that are vital to its continuing operations. If the Company was to experience difficulties maintaining existing systems or implementing new systems, significant losses could be incurred due to disruptions in its operations. Additionally, these systems contain valuable proprietary data as well as receipt and storage of personal information about its associates and customers, in particular electronic payment data and personal health information that, if breached, would have an adverse effect on the Company. Such an occurrence could adversely affect the Company’s reputation with its customers, associates, and vendors, as well as the Company’s financial condition, results of operations, and liquidity with potential litigation against the Company or the imposition of penalties.

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

The majority of the Company’s stores are concentrated in central and northeast Pennsylvania, central Maryland, suburban Washington, DC and Baltimore regions and New York’s Southern Tier. Changes in economic and social conditions in the Company’s operating regions, including fluctuations in the inflation rate along with changes in population and employment and job growth rates and changes in government benefits such as SNAP/EBT or child care credits, affect customer shopping habits. Business disruptions due to weather and catastrophic events historically have been few. The Company’s geographic regions could receive an extreme variance in the amount of annual snowfall that may materially affect sales and expense results.

Various aspects of the Company’s business are subject to federal, state and local laws and regulations.

The Company is subject to various federal, state and local laws, regulations and administrative practices that affect the Company’s business. The Company must comply with numerous provisions regulating health and sanitation standards, food labeling, equal employment opportunity, minimum wages and licensing for the sale of food, drugs and alcoholic beverages. The Company’s compliance with these regulations may require additional capital expenditures and could adversely affect the Company’s ability to conduct the Company’s business as planned. Management cannot predict either the nature of future laws, regulations, interpretations or applications, or the effect either additional government regulations or administrative orders, when and if promulgated, or disparate federal, state, and local regulatory schemes would have on the Company’s future business. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling and/or scientific substantiation. Any or all of such requirements could have an adverse effect on the Company’s financial condition, results of operations and liquidity.

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

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 31, 2022. As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, one of the Company’s five directors is a member of the Weis family.

WEIS MARKETS, INC.

Item 1a.   Risk Factors: (continued)

The Company’s business and operations, and the operations of the Company’s suppliers, have been, and may in the future be adversely affected by epidemics or pandemics such as the novel Coronavirus (COVID-19) pandemic outbreak.

The Company may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 created significant volatility, uncertainty and economic disruption. The Company’s business was deemed essential during the novel coronavirus pandemic and the Company is committed to maintaining a safe work and shopping environment. Management cannot assess the ultimate economic impact to the Company, which will be determined by, among other things, the length of time that such circumstances occur, nor can the Company predict the effects of governmental and public responses to changing conditions. The risks and uncertainties surrounding the coronavirus pandemic, as well as any future pandemics, are broad; however, below is a list of risks management is monitoring which could have a material impact on the Company’s business:

●	Employees – Reduced workforces due to the temporary inability to work caused by illness, quarantine, or government mandates.
●	Supply Chain – Interruption in the Company’s supply chain due to the novel coronavirus.
●	Lawsuits – Future litigation arising from issues concerning the novel coronavirus.
●	Future government regulation – Future laws, regulations, interpretations, administrative orders, or applications that may have an adverse impact on the Company’s financial condition and liquidity.
●	Customer trends – Changes in the methods in which customers procure the Company’s products.
●	Cyber security – Increased cyber-attacks due to “work at home” requirements.

Item 1b.   Unresolved Staff Comments:

There are no unresolved staff comments.

Item 2.   Properties:

As of December 31, 2022, the Company owned and operated 101 of its retail food stores and leased and operated 96 stores under operating leases that expire at various dates through 2036. The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

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

Item 4. Mine Safety Disclosures:

Not Applicable.

WEIS MARKETS, INC.

Information about Our Executive Officers

The following sets forth the names and ages of the Company’s executive officers as of March 1, 2023, indicating all positions held during the past five years:

Name	Age	Title

Robert G. Gleeson (a)	57	Senior Vice President of Merchandising and Marketing
David W. Gose II (b)	56	Senior Vice President of Operations
Harold G. Graber (c)	67	Senior Vice President of Real Estate and Development, Secretary
Michael T. Lockard (d)	53	Senior Vice President, Chief Financial Officer and Treasurer
James E. Marcil (e)	64	Senior Vice President of Human Resources
Kurt A. Schertle (f)	51	Chief Operating Officer
Jonathan H. Weis (g)	55	Chairman of the Board, President and Chief Executive Officer
Richard G. Zeh Jr. (h)	50	Senior Vice President, Chief Information Officer
(a)	Robert G. Gleeson. Mr. Gleeson joined the Company in October 2018 and was promoted to Vice President of Fresh Merchandising in July 2019. In March 2021, Mr. Gleeson was promoted to Senior Vice President of Merchandising and Marketing. Prior to joining the Company, Mr. Gleeson held senior level merchandising positions, including Vice President of Center Store for Shoppers and Senior Vice President of Merchandising and Division President for Supervalu.
(b)	David W. Gose II. Mr. Gose joined the Company in May 2014 as Senior Vice President of Operations. Prior to joining the Company, Mr. Gose was Senior Director and Regional General Manager of Walmart Ohio, a retail store Supercenter, from February 2010 until May 2014. Walmart Ohio consisted of 92 stores that geographically included all stores south of Toledo, Cleveland, Akron and Youngstown.
(c)	Harold G. Graber. Mr. Graber joined the Company in October 1989 as the Director of Real Estate. Mr. Graber, who served the Company as Vice President for Real Estate since 1996, was promoted to Senior Vice President of Real Estate and Development in February 2010. Mr. Graber was elected as Secretary of the Company in February 2014.
(d)	Michael T. Lockard. Mr. Lockard joined the Company in January 2021 as Senior Vice President and also became Chief Financial Officer and Treasurer effective March 12, 2021. Prior to joining the Company, Mr. Lockard was Senior Vice President and Chief Financial Officer of K-VA-T Food Stores, Inc. from March 2012 until January 2021. K-VA-T Food Stores, Inc. is a self-distributing regional supermarket chain operating in Kentucky, Virginia, Tennessee, Georgia and Alabama. Prior to 2012, Mr. Lockard held various financial management positions with Walmart and UPS.
(e)	James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources. Prior to joining the Company, Mr. Marcil held senior level Human Resources positions with CVS and General Electric.
(f)	Kurt A. Schertle. Mr. Schertle joined the company in March 2009 as its Vice President of Sales and Merchandising, which included the responsibility of overseeing the Marketing Department. In February 2010, Mr. Schertle was promoted to Senior Vice President of Sales and Merchandising. In July 2012, Mr. Schertle was promoted to Executive Vice President of Sales and Merchandising at which time, he assumed the additional responsibility of overseeing the Company’s Supply Chain. In September 2013, Mr. Schertle assumed the additional responsibility of overseeing Store Operations and Mr. Schertle was promoted to Chief Operating Officer in March 2014.

WEIS MARKETS, INC.

Information about Our Executive Officers (continued)

(g)	Jonathan H. Weis. The Company has employed Mr. Weis since 1989. Mr. Weis served the Company as Vice President of Property Management and Development from 1996 until April 2002, at which time he was appointed as Vice President and Secretary. In January of 2004, the Board appointed Mr. Weis as Vice Chairman and Secretary. Mr. Weis became the Company’s interim President and Chief Executive Officer in September 2013 and was appointed as President and Chief Executive Officer in February 2014. The Board elected Mr. Weis as Chairman of the Board in April 2015.
(h)	Richard G. Zeh, Jr. Mr. Zeh joined the Company in September 2016 as Chief Information Officer. In February 2021, Mr. Zeh was promoted to Senior Vice President, Chief Information Officer. Prior to joining the Company, Mr. Zeh was Chief Financial Officer of Mazzone Management Group. During his career, Mr. Zeh has worked in senior finance and information technology positions in the food retail and service industries including as Vice President and Chief Information Officer at The Golub Corporation/ Price Chopper Supermarkets.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company’s stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings on March 1, 2023 was 13,868.

WEIS MARKETS, INC.

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities: (continued)

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the cumulative total return of a Company-selected group index that the Company deems most properly represents its “Peer Group”, for the period of five years. The Peer group is made up of five retail grocers that the Company feels most closely relate to its size and business profile, including one national grocer the Company believes to be an industry market leader. The companies making up the Peer Group, in no particular order, are, Ingles Markets, Inc.; Village Super Market, Inc.; Smart & Final Stores, Inc. (included through June 20, 2019 when it was acquired by Apollo Global Management, LLC); Sprouts Farmers Market, Inc. and The Kroger Company. The graph depicts $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year in Weis Markets, Inc. common stock, S&P 500, and the Peer Group. The cumulative total return assumes reinvestment of dividends.

Comparative Five-Year Total Returns

	2017	2018	2019	2020	2021	2022
Weis Markets, Inc.	100.00	116.20	102.61	124.57	173.92	224.84
S&P 500	100.00	92.97	121.19	138.50	176.76	143.61
Peer Group	100.00	90.68	104.46	102.90	148.92	162.57

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

Company Overview

General

Weis Markets is a conventional supermarket chain that operates 197 retail stores with approximately 23 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia, and West Virginia. Approximately 97% of Weis Markets associates are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; 3 Day Sale; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 63% of product supplied to stores with the remaining being supplied by direct store vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, Pennsylvania where the Company was founded in 1912.

The COVID-19 pandemic resulted in government mandated shutdowns in early 2020, as well as multiple legislative acts to provide emergency economic assistance for individuals, families and businesses affected by the novel coronavirus pandemic. These events were accretive to the Company’s sales and gross profits compared to the time periods preceding the impact of the novel coronavirus pandemic.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview (continued)

The Company continues to innovate and remain relevant to industry trends and offer customer convenience by presenting programs like “Weis 2 Go Online” and home delivery. In 2022, the Company offered Weis 2 Go Online in 188 of its locations, adding 2 stores since the end of 2021. Weis 2 Go Online allows the customer to order on-line and then pick up their order at a drive-thru location at the store. The Company began offering home delivery during the third quarter of 2018 and currently offers this convenience to customers in 195 different locations via Shipt®, DoorDash®, and InstaCart®.

Strategic Imperatives

The following strategic imperatives continue to be focused upon by the Company to attempt to ensure the success of the Company in the coming years:

●	Establish a Sales Driven Culture – The Company continues to focus on sales and profits growth, improved operating practices, increased productivity and positive cash flow. The Company believes disciplined growth will increase its market share and operating profits, resulting in enhanced shareholder value. The Company’s method of driving sales includes focused preparation and execution of sales programs, investing in new stores and remodels, and strategic acquisitions. Communicating clear executable standards and aligning performance measures across the organization will help to instill a sales-driven operating environment.
●	Build and Support Human Capital – The Company believes that talent is a business differentiator and is committed to creating a sustainable competitive advantage through the selection, development and promotion of talented, highly motivated people. The Company believes that establishing a learning culture supports its commitment to be an employer of choice and helps drive customer engagement with its associates. Improvements in the Company’s talent management and development will help drive business impact while providing internal career opportunities. The Company continues to grow leaders at every level throughout the organization by creating a culture of mentoring, coaching and leveraging on-the-job assignments for continued development. The Company believes that a strong employment brand is necessary to attract and retain top talent and affects its ability to compete and execute strategic plans. The Company will continue to assess and upgrade underlying technologies to support human capital development as a strategic imperative for future growth.
●	Become More Relevant to Consumers – Understanding the consumer is crucial to the Company’s strategic plan. The Company will develop and cultivate a culture where it’s continually “on trend” with its consumers at the current time and where they are going next. The Company researches and studies the wants and needs of core consumers and casual consumers. It measures customer satisfaction and shares insights across the organization to improve communication between management and its consumers. The Company uses consumer data to measure the value of programs offered and support consumer attraction and retention. The Company believes that its private brand products exceed consumer expectations and will continue to focus on the value and attribute messaging to drive organic growth.
●	Create Meaningful Differentiation – The Company recognizes the need to offer a compelling reason for customers to choose them over other channels. The Company has identified product pricing and promotion, customer shopping experience, and merchandising strategies as critical components of future success. The Company recognizes that the core of the strategy will focus on alignment of merchandising programs that foster customer engagement supported by a shopping experience that surpasses customers’ expectations. As part of this strategy, management is committed to offering its customers a strong combination of quality, service and value.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview (continued)

●	Develop and Align Organizational Capabilities – The Company will elevate organizational capacity to support decision effectiveness and deliver consistent execution. To support this strategy the Company will assess organizational capacity to support the Company’s strategic direction. The Company will align business functions and processes to enhance key capabilities and to support scalability of operations. Continued investments in information technology systems to improve associate engagement, increase productivity, and provide valuable insight into customer behavior/shopping trends will remain a focus of the Company. The Company believes these systems will continue to play a key role in the measurement of the Company’s strategic decisions and financial returns.
●	Focus on Sustainability Strategies – The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and social responsibility. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on climate change. The Company’s most recently published sustainability report is located at: https://www.weismarkets.com/sustainability.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by the novel coronavirus pandemic management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following table provides the two-year stacked comparable store sales, excluding fuel and adjusted for an additional week in 2022 for the fiscal years ended December 31, 2022, and December 25, 2021, as well as fiscal years ended December 25, 2021, and December 26, 2020, respectively.

	Percentage Change
	2022 vs. 2021	2021 vs. 2020
Comparable store sales (individual year)	10.9%	1.7%
Comparable store sales (two-year stacked)	12.6
Comparable store sales, excluding fuel (individual year)	9.5	0.2
Comparable store sales, excluding fuel (two-year stacked)	9.7
Comparable store sales, adjusted for an additional week in 2022 (individual year)	8.8	1.7
Comparable store sales, adjusted for an additional week in 2022 (two-year stacked)	10.5
Comparable store sales, adjusted for an additional week in 2022, excluding fuel (individual year)	7.5	0.2%
Comparable store sales, adjusted for an additional week in 2022, excluding fuel (two-year stacked)	7.7%

The 2021 and 2020 years were comprised of 52 weeks, whereas the 2022 year was comprised of 53 weeks.

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

Analysis of Consolidated Statements of Income

				Percentage Change
(amounts in thousands except per share amounts)	2022	2021	2020	2022 vs.	2021 vs.
For the Fiscal Years Ended December 31, 2022, December 25, 2021 and December 26, 2020	(53 Weeks)	(52 Weeks)	(52 Weeks)	2021	2020
Net sales	$4,695,943	$4,224,417	$4,112,601	11.2%	2.7%
Cost of sales, including advertising, warehousing and distribution expenses	3,514,029	3,108,710	3,012,167	13.0	3.2
Gross profit on sales	1,181,914	1,115,707	1,100,434	5.9	1.4
Gross profit margin	25.2%	26.4%	26.8%
Operating, general and administrative expenses	1,024,862	968,996	937,256	5.8	3.4
O, G & A, percent of net sales	21.8%	22.9%	22.8%
Income from operations	157,052	146,711	163,178	7.0	(10.1)
Operating margin	3.3%	3.5%	4.0%
Investment income (loss) and interest expense	(82)	5,007	3,817	(101.6)	31.2
Investment income (loss) and interest expense, percent of net sales	-%	0.1%	0.1%
Other income (expense)	3,807	(3,411)	(3,316)	211.6	2.9
Other income (expense), percent of net sales	0.1%	(0.1)%	(0.1)%
Income before provision for income taxes	160,777	148,307	163,679	8.4	(9.4)
Income before provision for income taxes, percent of net sales	3.4%	3.5%	4.0%
Provision for income taxes	35,581	39,458	44,762	(9.8)	(11.8)
Effective income tax rate	22.1%	26.6%	27.3%
Net income	$125,196	$108,849	$118,917	15.0%	(8.5)%
Net income, percent of net sales	2.7%	2.6%	2.9%
Basic and diluted earnings per share	$4.65	$4.05	$4.42	14.8%	(8.4)%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2022 vs.	2021 vs.
	2021	2020
Net sales	11.2%	2.7%
Net sales, excluding fuel	9.6	1.2
Net sales, adjusted for an additional week in 2022	8.8
Net sales, adjusted for an additional week in 2022, excluding fuel	7.5
Comparable store sales	10.9	1.7
Comparable store sales, excluding fuel	9.5%	0.2%

The 2021 and 2020 years were comprised of 52 weeks, whereas the 2022 year was comprised of 53 weeks.

When calculating the percentage change in comparable store sales, the Company defines a new store to be comparable when it has been in operation after five full fiscal quarters. Relocated stores and stores with expanded square footage are included in comparable store sales since these units are located in existing markets and are open during construction. Planned store dispositions are excluded from the calculation. The Company only includes retail food stores in the calculation.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 11.4% in 2022, 3.5% in 2021 and 3.5% in 2020. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the 53-week average price of gasoline in the Central Atlantic States increased 31.4%, or $1.00 per gallon, in 2022 compared to the 52-week average in 2021. The 52-week average price of gasoline in the Central Atlantic States, according to the U.S. Department of Energy, increased 31.2%, or $0.76 per gallon, in 2021 compared to the 52-week average in 2020.

Comparable store sales increased for all years presented, in small part due to an additional selling week in 2022. On a comparable store sales basis fresh, pharmacy services and fuel increased in sales. The Company’s 2022 sales were favorably impacted as a result of increased pharmacy prescription volume, administering COVID-19 vaccines and higher fuel sales. Comparable store sales, adjusted for an additional week in 2022 increased 8.8% including fuel and 7.5% excluding fuel for 2022 compared to 2021. The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 188 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru.

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

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, warehousing costs, transportation costs, as well as manufacturing facility costs. Increased sales volume resulted in an increase in cost of sales. Both direct product cost and distribution cost increase when sales volume increases.

Gross profit rate was 25.2% in 2022, 26.4% in 2021 and 26.8% in 2020. The decrease in gross profit rate is attributable to sales deleverage, primarily in fresh selling departments; increased pharmacy and fuel sales, which have a lower gross profit margin than grocery sales; and higher product and supply chain costs.

The Company experienced unfavorable non-cash LIFO inventory valuation adjustments, decreasing gross profit by $29.2 million and $4.0 million in 2022 and 2021, respectively. A favorable non-cash LIFO inventory valuation adjustment increased gross profit by $275 thousand in 2020.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60.7% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor decreased 0.5% in 2022 compared to 2021 and decreased 0.1% in 2021 compared to 2020. While direct store labor expenses increased in 2022 compared to 2021, and 2021 compared to 2020, the sales increases have outpaced the labor expense increase causing the rate to fall, primarily due to the fixed component of store labor. Management continues to monitor store labor efficiencies and develop labor standards to reduce costs while maintaining the Company’s customer service expectations. Currently, the Company is continuing a multi-year initiative to install or upgrade self-checkouts in its stores in response to customer preference and labor supply, including adding convertible dual-use checkout lanes.

The Company’s self-insured health care benefit expenses decreased by 0.2% in 2022 compared to 2021 and increased by 0.2% in 2021 compared to 2020.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $94.6 million, or 2.0% of net sales, for 2022 compared to $93.8 million, or 2.2% of net sales, for 2021 and $90.2 million, or 2.2% of net sales, for 2020. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2022 vs. 2021
(amounts in thousands)	Increase	Increase (Decrease)
December 31, 2022	(Decrease)	as a % of sales
Employee expense	$18,910	(1.0)%
Utilities expense	12,375	0.2
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	5,389	(0.3)
Other expenses (financial service fees, technology, repairs and maintenance, supplies)	21,209	0.1

	2021 vs. 2020
(amounts in thousands)	Increase	Increase (Decrease)
December 25, 2021	(Decrease)	as a % of sales
Employee expense	$5,517	(0.2)%
Utilities expense	3,819	0.1
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	4,007	(0.1)
Other expenses (financial service fees, technology, repairs and maintenance, supplies)	11,564	0.2

The majority of the increases in other expenses from 2020 to 2021 and 2022 were higher financial service fees due to more sales transaction dollars paid with debit and credit cards and higher information technology expenses due to more third-party subscription and consulting services.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Provision for Income Taxes

The effective income tax rate was 22.1%, 26.6% and 27.3% in 2022, 2021 and 2020, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes as well as nondeductible employee expenses. The Company reduced its provision for income taxes by $5.5 million in 2022 primarily due to the effects of Pennsylvania House Bill 1342 which was enacted on July 8, 2022. The bill made significant changes to the Commonwealth’s corporate income tax laws which included lowering the tax rate gradually from 9.99% in 2022 to 4.99% in 2031, updating market sourcing rules, and codifying the economic nexus standard.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2021, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on September 1, 2024 and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 31, 2022, the availability under the revolving credit agreement was $25.5 million with $4.5 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 20 years and four high yield, large capitalized public company equity securities. The portfolio totaled $186.4 million as of December 31, 2022. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed. See “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more details regarding the Company’s market risk.

The Company’s capital expenditure program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management currently plans to invest approximately $150 million in its capital expenditure program in 2023, including multiple carryover projects from 2022 that were delayed due to labor and supply chain disruptions.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

Total cash dividend payments on common stock, on a per share basis, amounted to $1.30 in 2022, $1.25 in 2021 and $1.24 in 2020. The Company increased its quarterly dividend from 32 cents per share to 34 cents per share in the fourth quarter of 2022. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the financial condition of the Company, results of operations and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Cash Flow Information

(amounts in thousands)
For the Fiscal Years Ended December 31, 2022,	2022	2021	2020	2022 vs.	2021 vs.
December 25, 2021 and December 26, 2020	(53 Weeks)	(52 weeks)	(52 weeks)	2021	2020
Net cash provided by (used in):
Operating activities	$218,024	$227,709	$277,990	$(9,685)	$(50,281)
Investing activities	(111,107)	(244,650)	(174,895)	133,543	(69,755)
Financing activities	(34,968)	(33,623)	(33,354)	(1,345)	(269)

Operating

Cash flows from operating activities decreased in 2022 as compared to 2021 and 2021 as compared to 2020, respectively. The decrease in 2022 from 2021 is due to increases in inventory and in 2021 from 2020 is due to settling working capital obligations.

Investing

Property and equipment purchases totaled $122.2 million in 2022, compared to $151.8 million in 2021 and $131.0 million in 2020. As a percentage of sales, capital expenditures totaled 2.5% in 2022, 3.6% in 2021 and 3.2% in 2020. Multiple projects from 2022 are expected to be completed in 2023 due to labor and supply chain disruptions. The Company significantly increased its marketable securities holdings in 2021 by approximately $96.6 million and in 2022, the Company maintained its marketable securities portfolio.

Financing

The Company paid dividends of $35.0 million in 2022, $33.6 million in 2021 and $33.4 million in 2020. The Company increased its quarterly dividend from 32 cents per share to 34 cents per share in the fourth quarter of 2022. The Company previously increased its quarterly dividend from 31 cents per share to 32 cents per share in the fourth quarter of 2021.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 31, 2022.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$208,567	$48,090	$77,954	$45,846	$36,677
Total	$208,567	$48,090	$77,954	$45,846	$36,677

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

Vendor Allowances

Vendor allowances related to the Company’s buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold. Volume incentive discounts are accounted for as a reduction of cost of sales and realized using estimated amounts at the time it is deemed probable that the incentive target will be reached. Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through the Company’s distribution system are recorded in cost of sales as the required performance is completed. Warehouse slotting allowances are recorded in cost of sales when new items are initially set up in the Company’s distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

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

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and associate medical benefit claims. The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for individual annual claim occurrences exceeding a $500 thousand specific deductible. The Company is liable for workers’ compensation claims ranging from $1.0 million to $2.0 million per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250 thousand to $1.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 31, 2022	2023	2024	2025	2026	2027	Thereafter	Total	Dec. 31, 2022
Rate sensitive assets:
Fixed interest rate securities	$50,092	$42,625	$12,825	$16,000	$13,459	$47,135	$182,136	$181,234
Average interest rate	3.02%	4.03%	3.83%	3.70%	3.77%	4.05%	3.80%

WEIS MARKETS, INC.

Other Relevant Market Risks

The Company’s equity securities at December 31, 2022 had a fair value of $5.2 million. The dividend yield realized on these equity investments was 6.6% in 2022. By their nature, both the fixed interest rate securities and the equity investments inherently expose the holders to market risk. The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the Company believes that its exposure in this area is not material.

The Company’s revolving credit agreement is exposed to interest rate fluctuations to the extent of changes in the SOFR rate. The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility.

Item 8.   Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except shares)	December 31, 2022	December 25, 2021
Assets
Current:
Cash and cash equivalents	$157,997	$86,048
Marketable securities	186,419	205,744
SERP investment	22,696	27,059
Accounts receivable, net	50,863	52,108
Inventories	293,274	269,587
Prepaid expenses and other current assets	29,921	31,112
Total current assets	741,170	671,658
Property and equipment, net	970,913	977,787
Operating lease right-to-use	175,952	191,175
Goodwill	52,330	52,330
Intangible and other assets, net	18,785	17,525
Total assets	$1,959,150	$1,910,475

Liabilities
Current:
Accounts payable	$206,849	$218,774
Accrued expenses	57,431	48,654
Operating leases	43,527	39,940
Accrued self-insurance	19,416	18,568
Deferred revenue, net	11,774	11,901
Income taxes payable	6,354	7,360
Total current liabilities	345,351	345,197
Postretirement benefit obligations	25,270	29,964
Accrued self-insurance	23,712	23,400
Operating leases	142,424	161,669
Deferred income taxes	111,225	115,087
Other	9,334	15,416
Total liabilities	657,316	690,733
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,449,191	1,358,963
Accumulated other comprehensive income (loss) (Net of deferred taxes of $2,342 in 2022 and $669 in 2021)	(6,449)	1,687
	1,452,691	1,370,599
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,301,834	1,219,742
Total liabilities and shareholders’ equity	$1,959,150	$1,910,475

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 31, 2022,	2022	2021	2020
December 25, 2021 and December 26, 2020	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	$4,695,943	$4,224,417	$4,112,601
Cost of sales, including advertising, warehousing and distribution expenses	3,514,029	3,108,710	3,012,167
Gross profit on sales	1,181,914	1,115,707	1,100,434
Operating, general and administrative expenses	1,024,862	968,996	937,256
Income from operations	157,052	146,711	163,178
Investment income (loss) and interest expense	(82)	5,007	3,817
Other income (expense)	3,807	(3,411)	(3,316)
Income before provision for income taxes	160,777	148,307	163,679
Provision for income taxes	35,581	39,458	44,762
Net income	$125,196	$108,849	$118,917

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.30	$1.25	$1.24
Basic and diluted earnings per share	$4.65	$4.05	$4.42

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)
For the Fiscal Years Ended December 31, 2022,	2022	2021	2020
December 25, 2021 and December 26, 2020	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$125,196	$108,849	$118,917
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $3,011, $630 and $706, respectively)	(8,135)	(1,599)	1,806
Other comprehensive income (loss), net of tax	(8,135)	(1,599)	1,806
Comprehensive income, net of tax	$117,061	$107,250	$120,723

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 31, 2022,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 25, 2021 and December 26, 2020	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 28, 2019	33,047,807	$9,949	$1,198,173	$1,480	6,149,364	$(150,857)	$1,058,745
Net income	—	—	118,917	—	—	—	118,917
Other comprehensive income (loss), net of tax	—	—	—	1,806	—	—	1,806
Dividends paid	—	—	(33,354)	—	—	—	(33,354)
Balance at December 26, 2020	33,047,807	$9,949	$1,283,737	$3,286	6,149,364	$(150,857)	$1,146,115
Net income	—	—	108,849	—	—	—	108,849
Other comprehensive income (loss), net of tax	—	—	—	(1,599)	—	—	(1,599)
Dividends paid	—	—	(33,623)	—	—	—	(33,623)
Balance at December 25, 2021	33,047,807	$9,949	$1,358,963	$1,687	6,149,364	$(150,857)	$1,219,742
Net income	—	—	125,196	—	—	—	125,196
Other comprehensive income (loss), net of tax	—	—	—	(8,135)	—	—	(8,135)
Dividends paid	—	—	(34,968)	—	—	—	(34,968)
Balance at December 31, 2022	33,047,807	$9,949	$1,449,191	$(6,449)	6,149,364	$(150,857)	$1,301,834

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	53 Weeks Ended	52 Weeks Ended
(amounts in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Cash flows from operating activities:
Net income	$125,196	$108,849	$118,917
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	104,026	102,804	99,370
(Gain) loss on disposition of fixed assets	(2,407)	1,026	3,914
Unrealized (gain) loss in value of equity securities	1,325	900	1,791
Deferred income taxes	(852)	12,313	5,657
Unrealized (gain) loss in SERP	5,653	(2,309)	(2,641)
Changes in operating assets and liabilities:
Inventories	(23,687)	(563)	10,782
Accounts receivable and prepaid expenses	2,436	2,727	(6,804)
Accounts payable and other liabilities	7,695	174	54,658
Income taxes	(1,005)	2,302	(3,139)
Other	(356)	(514)	(4,515)
Net cash provided by operating activities	218,024	227,709	277,990
Cash flows from investing activities:
Purchase of property and equipment	(122,169)	(151,800)	(130,991)
Proceeds from the sale of property and equipment	6,691	5,932	470
Purchase of marketable securities	(355,757)	(116,268)	(50,789)
Proceeds from the sale and maturities of marketable securities	362,237	19,680	7,730
Purchase of intangible assets	(819)	(208)	(127)
Change in SERP investment	(1,290)	(1,986)	(1,188)
Net cash used in investing activities	(111,107)	(244,650)	(174,895)
Cash flows from financing activities:
Dividends paid	(34,968)	(33,623)	(33,354)
Net cash used in financing activities	(34,968)	(33,623)	(33,354)
Net increase (decrease) in cash and cash equivalents	71,949	(50,564)	69,741
Cash and cash equivalents at beginning of year	86,048	136,612	66,871
Cash and cash equivalents at end of period	$157,997	$86,048	$136,612

See accompanying notes to Consolidated Financial Statements. Cash paid for income taxes was $37.4 million, $24.8 million and $42.3 million in 2022, 2021 and 2020, respectively. Cash paid for interest related to long-term debt was $40 thousand, $32 thousand and $34 thousand in 2022, 2021 and 2020, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation founded in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. The Company’s operations are reported as a single reportable segment. There was no material change in the nature of the Company’s business during fiscal 2022.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. Fiscal 2022 was comprised of 53 weeks, ending on December 31, 2022. Fiscal 2021 was comprised of 52 weeks, ending on December 25, 2021. Fiscal 2020 was comprised of 52 weeks, ending on December 26, 2020. References to years in this Annual Report relate to fiscal years.

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

The Company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 31, 2022 and December 25, 2021 totaled $80.5 million and $692 thousand, respectively.

Consumer electronic payments accepted at the point of sale, including all credit card, debit card and electronic benefits transfer transactions that process in three days or less are classified as cash equivalents. Consumer electronic payment amounts classified as cash equivalents as of December 31, 2022 and December 25, 2021 totaled $42.9 million and $38.6 million, respectively.

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(f)  Marketable Securities

Marketable securities consist of corporate and municipal bonds, commercial paper and equity securities. The Company invests primarily in high-grade marketable debt securities. The Company classifies all of its marketable securities as available-for-sale.

Available-for-sale securities are recorded at fair value as determined by quoted market price based on national markets. To determine fair value the Company utilizes standard pricing procedures of its investment advisory firm(s), which include various third-party pricing services. If the cost of an investment exceeds its fair value, the Company evaluates general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. Unrealized holding gains and losses, net of the related tax effect, on corporate and municipal bonds and commercial paper are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Unrealized holding gains and losses on equity securities are recorded in investment income (loss) and interest expense. Dividend and interest income is recognized when earned. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

Investment amounts classified as marketable securities as of December 31, 2022 and December 25, 2021 totaled $186.4 million and $205.7 million, respectively.

Equity securities are measured at fair value and the unrealized holding gains and losses are recorded in investment income (loss) and interest expense. The Company recognized a $1.3 million loss in 2022 and a $900 thousand loss in 2021.

(g)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $4.6 million and $3.4 million as of December 31, 2022 and December 25, 2021, respectively. The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants. The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.

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

The Company’s intangible assets and related accumulated amortization at December 31, 2022 and December 25, 2021 consisted of the following:

		December 31, 2022			December 25, 2021
		Accumulated			Accumulated
(amounts in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Liquor licenses	$15,899	$—	$15,899	$15,240	$—	$15,240
Asset acquisitions and other	2,566	1,433	1,133	5,083	3,788	1,295
Total	$18,465	$1,433	$17,032	$20,323	$3,788	$16,535

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 10 years for customer lists. Estimated amortization expense for the next five fiscal years is approximately $326 thousand in 2023, $326 thousand in 2024, $163 thousand in 2025, $156 thousand in 2026 and $66 thousand in 2027. As of December 31, 2022, the Company’s intangible assets with indefinite lives consisted of goodwill and liquor licenses.

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

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(r)  Vendor Allowances

Vendor allowances related to the Company’s buying and merchandising activities are recorded as a reduction of cost of sales as they are earned, in accordance with the underlying agreement. Off-invoice and bill-back allowances are used to reduce direct product costs upon the receipt of goods. Promotional rebates and credits are accounted for as a reduction in the cost of inventory and recognized when the related inventory is sold. Volume incentive discounts are accounted for as a reduction of cost of sales and realized using estimated amounts at the time it is deemed probable that the incentive target will be reached. Long-term contract incentives, which require an exclusive vendor relationship, are allocated over the life of the contract. Promotional allowance funds for specific vendor-sponsored programs are recognized as a reduction of cost of sales as the program occurs and the funds are earned per the agreement. Cash discounts for prompt payment of invoices are realized in cost of sales as invoices are paid. Warehouse and back-haul allowances provided by suppliers for distributing their product through the Company’s distribution system are recorded in cost of sales offsetting costs incurred. Warehouse slotting allowances are recorded in cost of sales when new items are initially set up in the Company’s distribution system, which is when the related expenses are incurred and performance under the agreement is complete. Swell allowances for damaged goods are realized in cost of sales as provided by the supplier, helping to offset product shrink losses also recorded in cost of sales.

Vendor allowances recorded as credits in cost of sales totaled $120.0 million in 2022, $100.1 million in 2021 and $133.5 million in 2020. Vendor paid cooperative advertising credits totaled $2.9 million in 2022, $3.4 million in 2021 and $21.7 million in 2020. These credits were netted against advertising costs within “Cost of Sales, including Advertising, Warehousing and Distribution expenses.” The Company had accounts receivable due from vendors of $617 thousand and $585 thousand for earned advertising credits and $3.5 million and $3.6 million for earned promotional discounts as of December 31, 2022 and December 25, 2021, respectively. The Company had $3.3 million and $2.5 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 31, 2022 and December 25, 2021, respectively.

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

(t)  Advertising Costs

The Company expenses advertising costs as incurred. The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $23.7 million in 2022, $24.9 million in 2021 and $24.5 million in 2020 in “Cost of Sales, including Advertising, Warehousing and Distribution Expenses.”

(u)  Rental and Commission Income

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.” All leases are operating leases. Refer to Note 5 to the Consolidated Financial Statements for further disclosure on operating leases and rental income.

The Company provides a variety of services to its customers, including but not limited to lottery, money orders, third-party gift cards, and third-party bill pay services. Commission income earned from these services are recorded when earned as a component of “Operating, general and administrative expenses.” The Company recorded commission income of $18.0 million in 2022, $18.9 million in 2021 and $17.7 million in 2020.

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

The Company’s marketable securities valued using Level 1 inputs include four public company equity securities, for which quoted market prices are available. The Company’s bond and commercial paper portfolio is valued using Level 2 inputs. The Company’s corporate and municipal bonds and commercial paper are valued using a combination of pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs, which are considered Level 2 inputs.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Dividends from the equity securities are recognized as received. Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $3.8 million, $1.6 million and $536 thousand which included unrealized losses of $1.3 million, $900 thousand, and $1.8 million in the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020, respectively.

Marketable securities, as of December 31, 2022 and December 25, 2021, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,185
Level 2
Corporate and municipal bonds	$190,025	$2,110	$(10,901)	181,234
Total	$190,025	$2,110	$(10,901)	$186,419

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 25, 2021	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$6,509
Level 2
Corporate and municipal bonds	$151,947	$4,753	$(2,384)	154,315
Commercial paper	44,931	2	(13)	44,920
Total	$196,878	$4,755	$(2,397)	$205,744

WEIS MARKETS, INC.

Note 2    Marketable Securities (continued)

Maturities of marketable securities classified as available-for-sale at December 31, 2022, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$50,645	$48,635
Due after one year through five years	86,011	82,959
Due after five years through ten years	29,923	26,843
Due after ten years	23,446	22,797
Total	$190,025	$181,234

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment loss of $3.8 million in the fiscal year ended December 31, 2022, and investment income of $3.4 million and $3.3 million in fiscal years ended December 25, 2021 and December 26, 2020, respectively. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

Note 3    Inventories

Inventories, as of December 31, 2022 and December 25, 2021, were valued as follows:

(amounts in thousands)	2022	2021
LIFO	$192,984	$178,520
Average cost	100,290	91,067
Total	$293,274	$269,587

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $103.6 million and $74.5 million higher than as reported on the above methods as of December 31, 2022 and December 25, 2021, respectively. During 2021 the Company had certain decrements in its LIFO pools, which had an insignificant impact on the cost of sales.

Note 4    Property and Equipment

Property and equipment, as of December 31, 2022 and December 25, 2021, consisted of:

	Useful Life
(amounts in thousands)	(in years)	2022	2021
Land		$137,132	$136,486
Buildings and improvements	10-60	828,407	815,108
Equipment	3-12	1,313,676	1,225,296
Leasehold improvements	5-20	233,300	244,250
Total, at cost		2,512,515	2,421,140
Less accumulated depreciation and amortization		1,541,602	1,443,353
Total		$970,913	$977,787

WEIS MARKETS, INC.

Note 5    Lease Commitments

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020.

	53 Weeks Ended	52 Weeks Ended
(amounts in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Operating lease cost	$48,289	$45,435	$46,283
Variable lease cost	11,221	10,875	11,167
Lease or sublease income	(9,744)	(10,055)	(8,636)
Net lease cost	$49,766	$46,255	$48,814

The following is a schedule by year of the future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received as of December 31, 2022.

(amounts in thousands)	Leases	Subleases
2023	$48,090	(4,363)
2024	42,838	(3,504)
2025	35,116	(2,925)
2026	26,841	(2,166)
2027	19,005	(1,721)
Thereafter	36,677	(4,902)
Total Lease Payments	$208,567	(19,581)
Less: Interest	22,616	—
Present value of lease liabilities	185,951	(19,581)

The following is a schedule of weighted-average remaining lease terms and weighted-average discount rates as of December 31, 2022, December 25, 2021, and December 26, 2020.

Lease Term and Discount Rate	December 31, 2022	December 25, 2021	December 26, 2020
Weighted-average remaining lease term	3.85	4.11	4.06
Weighted-average discount rate	2.81%	2.73%	3.36%

The following is a schedule of supplemental cash flow information related to leases as of December 31, 2022, December 25, 2021, and December 26, 2020.

(amounts in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	48,744	47,799	48,045
Right of use assets obtained in exchange for operating lease liabilities	27,364	31,663	28,758

WEIS MARKETS, INC.

Note 6    Retirement Plans

The following is a schedule of the retirement plan costs for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020.

(amounts in thousands)	2022	2021	2020
Retirement savings plan	5,155	3,692	2,249
Profit Sharing	—	2,450	2,700
Deferred compensation plan	815	810	806
Supplemental executive retirement plan	709	703	463
Total	$6,679	$7,655	$6,218

The Company has a qualified retirement savings plan, the Weis Markets, Inc. Retirement Savings Plan, covering substantially all associates. Employer contributions are made at the sole discretion of the Company. Prior to 2022, employer contributions consisted of a noncontributory profit-sharing component to a limited number of associates and a contributory component equal to $0.25 for every dollar that all eligible associates contributed to the plan, up to 6% of their eligible pay. In 2022, the plan was adjusted to benefit more associates by eliminating the noncontributory profit-sharing component and increasing the contributory component to $0.50 for every dollar that all eligible associates contributed to the plan, up to 6% of their eligible pay.

The Company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. Currently, there are no active officers in the plan. The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate. The plan is unfunded and accounted for on an accrual basis. The recorded liability at December 31, 2022 is $3.6 million which is based on expected payments to be made over the remaining lives of the beneficiaries. This amount is included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets. The expected payment amounts are approximately $1.0 million for 2023 and for the years thereafter dependent on the lives of the beneficiaries.

The Company also maintains a non-qualified supplemental executive retirement plan covering highly compensated associates. This plan is designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. This plan is unfunded and accounted for on an accrual basis. Plan participants are 100% vested in their accounts after three years of service with the Company. Benefits are distributed among participants upon termination or retirement. Substantial risk of benefit forfeiture does exist for participants in this plan. The present value of accumulated benefits amounted to $22.7 million and $27.2 million at December 31, 2022 and December 25, 2021, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

Note 7    Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzed store operational revenues by geographical area but each area offers customers similar product, has similar distribution methods, and supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following table represents net sales by product category for years ending December 31, 2022, December 25, 2021 and December 26, 2020.

	53 Weeks Ended		52 Weeks Ended
(amounts in thousands)	December 31, 2022		December 25, 2021		December 26, 2020
Grocery	$3,978,397	84.7%	$3,633,023	86.1%	$3,627,898	88.2%
Pharmacy	441,840	9.4	399,128	9.4	356,630	8.7
Fuel	263,265	5.6	183,631	4.3	117,800	2.9
Manufacturing	12,441	0.3	8,635	0.2	10,273	0.2
Total net sales	$4,695,943	100.0%	$4,224,417	100.0%	$4,112,601	100.0%

WEIS MARKETS, INC.

Note 8    Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 26, 2020	$3,286
Other comprehensive income (loss)	(1,599)
Net current period other comprehensive income (loss)	(1,599)
Accumulated other comprehensive income (loss) balance as of December 25, 2021	$1,687
Other comprehensive income (loss)	(8,135)
Net current period other comprehensive income (loss)	(8,135)
Accumulated other comprehensive income (loss) balance as of December 31, 2022	$(6,449)

Note 9    Income Taxes

(amounts in thousands)	2022	2021	2020
Current:
Federal	$28,536	$20,771	$29,121
State	7,896	6,374	9,984
Deferred:
Federal	3,191	8,074	4,090
State	(4,042)	4,239	1,567
Total	$35,581	$39,458	$44,762

The reconciliation of income taxes has been computed at the federal statutory rate of 21% in 2022, 2021 and 2020. Ending deferred tax liability has been computed at the federal statutory rate of 21%.

(amounts in thousands)	2022	2021	2020
Income taxes at federal statutory rate	$33,763	$31,144	$34,373
State income taxes, net of federal income tax benefit	4,700	6,207	7,261
Nondeductible employee-related expenses	2,235	2,530	2,223
State deferred rate change	(5,462)	—	-
Other	345	(423)	905
Provision for income taxes	$35,581	$39,458	$44,762

The effective income tax rate was 22.1%, 26.6% and 27.3% in 2022, 2021, and 2020, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes as well as nondeductible employee-related expenses. The Company reduced its provision for income taxes by $5.5 million in 2022 primarily due to the effects of Pennsylvania House Bill 1342 which was enacted on July 8, 2022. The bill made significant changes to the Commonwealth’s corporate income tax laws which included lowering the tax rate gradually from 9.99% in 2022 to 4.99% in 2031, updating market sourcing rules, and codifying the economic nexus standard.

Cash paid for federal income taxes was $29.4 million, $20.4 million $33.5 million and in 2022, 2021 and 2020 respectively. Cash paid for state income taxes was $8.0 million, $4.4 million and $8.8 million in 2022, 2021 and 2020 respectively.

WEIS MARKETS, INC.

Note 9    Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 2022 and December 25, 2021, are:

(amounts in thousands)	2022	2021
Deferred tax assets:
Accounts receivable	$1,195	$951
Employment incentives	6,329	6,886
Self-insurance liability	8,717	9,324
Postretirement benefit obligations	5,963	7,412
Net operating loss and credit carryforwards	5,009	6,202
Unrecognized tax benefits	2,869	2,108
Other	1,101	1,830
Total deferred tax assets	31,183	34,713
Deferred tax liabilities:
Inventories	(13,398)	(16,038)
Unrealized gains on marketable securities	1,280	(2,177)
Prepaids	(5,570)	(6,365)
Depreciation	(124,720)	(125,220)
Total deferred tax liabilities	(142,408)	(149,800)
Net deferred tax liability	$(111,225)	$(115,087)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(amounts in thousands)	2022	2021
Unrecognized tax benefits at beginning of year	$10,036	$8,337
Increases based on tax positions related to the current year	2,376	1,699
Additions for tax positions of prior year	1,249	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Expiration of the statute of limitations for assessment of taxes	—	—
Unrecognized tax benefits at end of year	$13,661	$10,036

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $3.6 million in 2022, $1.7 million in 2021 and $1.7 million in 2020.

The Company or one of its subsidiaries files tax returns in the United States and various state jurisdictions. The tax years subject to examination in the United States and in Pennsylvania, where the majority of the Company’s revenues are generated, are 2016 to 2022.

The Company has net operating loss carryforwards of $46 million available for state income tax purposes. The net operating losses will begin to expire starting in 2027. The Company expects to fully utilize these net operating loss carryforwards.

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

WEIS MARKETS, INC.

Note 11    Commitments and Contingencies

The Company is involved in various legal actions arising out of the normal course of business. The Company also accrues for contingencies when it is probable that a liability has been incurred and the amount of the contingency can be reasonably estimated, based on experience. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations, and liquidity.

Note 12    Long-Term Debt

On September 1, 2016 Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was amended on September 29, 2021 and matures on September 1, 2024. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 31, 2022, the availability under the revolving credit agreement was $25.5 million with $4.5 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

Interest expense related to long-term debt was $32 thousand, $32 thousand and $35 thousand for 2022, 2021 and 2020, respectively.

Note 13 COVID-19

In March 2020, the federal government declared a national state of emergency for the COVID-19 novel coronavirus pandemic and state governments in the Company’s geographic operating area began instituting preventative shut down measures in order to combat the pandemic. The coronavirus and actions taken to mitigate the spread of it had an adverse impact on the economies and financial markets of the geographical area in which the Company operates. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted to amongst other provisions, provide emergency assistance for individuals, families and businesses affected by the novel coronavirus pandemic.

The Company’s business being deemed essential resulted in incremental financial performance that may not have been indicative of future financial results and there remains uncertainty and increased risks concerning its employees, customers, supply chain and government regulation.

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and its subsidiaries (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the 53 week period ended December 31, 2022, and the 52 week periods ending December 25, 2021 and December 26, 2020, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for the 53 week period ended December 31, 2022, and the 52 week periods ended December 25, 2021 and December 26, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 1, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Income taxes

As described in Notes 1 and 9 of the consolidated financial statements, the Company operates 197 stores across seven states in the U.S. and a centralized distribution center in Pennsylvania. The Company’s provision for income taxes is impacted based on interpretations of various state and local income tax laws. Management prepared the Company’s provision for state income taxes using significant judgment when interpreting the provisions of state and local tax regulations and assessing the positions taken as a result of these considerations as to whether or not the amount of benefit recorded would be more likely than not to be sustained upon examination.

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

WEIS MARKETS, INC.

Our audit procedures related to the Company’s provision for state income taxes and its assessment of more likely than not surrounding state tax positions include the following, among others:

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

March 1, 2023

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Weis Markets, Inc.'s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 25, 2021, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the 53 week period ended December 31, 2022 and the 52 week periods ended December 25, 2021 and December 26, 2020, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index, and our report dated March 1, 2023 expressed an unqualified opinion.

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

March 1, 2023

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on the Company’s evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

RSM US LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 31, 2022. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.   Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None.

WEIS MARKETS, INC.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Information about our Executive Officers,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership” of the Weis Markets, Inc. 2023 definitive proxy statement are incorporated herein by reference.

Item 11.   Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the 2023 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the 2023 Weis Markets, Inc. definitive proxy statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the 2023 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the 2023 Weis Markets, Inc. definitive proxy statement dated is incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules:

(a)(1)- The Company’s 2022 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

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

10-B	Supplemental Executive Retirement Plan, filed as exhibit 10-B in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and incorporated herein by reference. *
10-D	Supplemental Executive Retirement Plan Amendment, filed as exhibit 10-D in the Annual Report on Form 10-K for the fiscal year ended December 25, 2021 and incorporated herein by reference. *
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

WEIS MARKETS, INC.

Item 15(c)(3).   Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(amounts in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe	Describe (1)	Period
Fiscal Year ended December 31, 2022:
Deducted from asset accounts:
Allowance for uncollectible accounts	$3,451	$2,489	$—	$1,363	$4,577

Fiscal Year ended December 25, 2021:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,427	$2,986	$—	$1,962	$3,451

Fiscal Year ended December 26, 2020:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,757	$1,556	$—	$1,886	$2,427
(1)	Deductions are uncollectible accounts written off, net of recoveries.

Item 16.   Form 10-K Summary:

None.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	3/1/2023	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	3/1/2023	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date	3/1/2023	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Date	3/1/2023	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development
and Secretary
and Director

Date	3/1/2023	/S/Dennis G. Hatchell
Dennis G. Hatchell
Director

Date	3/1/2023	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date	3/1/2023	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date	3/1/2023	/S/Jeanette R. Rogers
Jeanette R. Rogers
Vice President, Corporate Controller
(Principal Accounting Officer)