Form 10-Q
period 2023-04-01
WEIS MARKETS INC
filed 2023-05-11
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

or

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

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

As of May 11, 2023, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	April 1, 2023	December 31, 2022
Assets
Current:
Cash and cash equivalents	$113,575	$157,997
Marketable securities	214,229	186,419
SERP investment	23,806	22,696
Accounts receivable, net	49,947	50,863
Inventories	307,800	293,274
Prepaid expenses and other current assets	29,427	29,921
Total current assets	738,784	741,170
Property and equipment, net	961,728	970,913
Operating lease right-to-use	173,812	175,952
Goodwill	52,330	52,330
Intangible and other assets, net	18,051	18,785
Total assets	$1,944,705	$1,959,150

Liabilities
Current:
Accounts payable	$198,907	$206,849
Accrued expenses	32,560	57,431
Operating leases	43,233	43,527
Accrued self-insurance	18,299	19,416
Deferred revenue, net	9,445	11,774
Income taxes payable	12,970	6,354
Total current liabilities	315,414	345,351
Postretirement benefit obligations	25,582	25,270
Accrued self-insurance	23,562	23,712
Operating leases	140,293	142,424
Deferred income taxes	114,406	111,225
Other	5,237	9,334
Total liabilities	624,494	657,316
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,465,860	1,449,191
Accumulated other comprehensive income (loss) (Net of deferred taxes of $1,710 in 2023 and $2,342 in 2022)	(4,741)	(6,449)
	1,471,068	1,452,691
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,320,211	1,301,834
Total liabilities and shareholders’ equity	$1,944,705	$1,959,150
See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(amounts in thousands, except shares and per share amounts)	April 1, 2023	March 26, 2022
Net sales	$1,144,974	$1,104,069
Cost of sales, including advertising, warehousing and distribution expenses	859,185	810,384
Gross profit on sales	285,789	293,685
Operating, general and administrative expenses	253,171	252,271
Income from operations	32,618	41,414
Investment income (loss) and interest expense	3,798	(881)
Other income (expense)	(1,258)	1,505
Income before provision for income taxes	35,158	42,038
Provision for income taxes	9,344	10,649
Net income	$25,814	$31,389

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.34	$0.32
Basic and diluted earnings per share	$0.96	$1.17
See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Net income	$25,814	$31,389
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $632 and $2,001, respectively for the thirteen weeks ended)	1,707	(5,047)
Other comprehensive income gain (loss), net of tax	1,707	(5,047)
Comprehensive income, net of tax	$27,521	$26,342
See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
April 1, 2023 and March 26, 2022	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2022	33,047,807	$9,949	$1,449,191	$(6,449)	6,149,364	$(150,857)	$1,301,834
Net income	—	—	25,814	—	—	—	25,814
Other comprehensive income (loss), net of tax	—	—	—	1,707	—	—	1,707
Dividends paid	—	—	(9,145)	—	—	—	(9,145)
Balance at April 1, 2023	33,047,807	$9,949	$1,465,860	$(4,741)	6,149,364	$(150,857)	$1,320,211

Balance at December 25, 2021	33,047,807	$9,949	$1,358,963	$1,687	6,149,364	$(150,857)	$1,219,742
Net income	—	—	31,389	—	—	—	31,389
Other comprehensive income (loss), net of tax	—	—	—	(5,047)	—	—	(5,047)
Dividends paid	—	—	(8,608)	—	—	—	(8,608)
Balance at March 26, 2022	33,047,807	$9,949	$1,381,745	$(3,360)	6,149,364	$(150,857)	$1,237,477
See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Cash flows from operating activities:
Net income	$25,814	$31,389
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	26,688	25,629
(Gain) loss on disposition of fixed assets	1	(3)
Unrealized (gain) loss in value of equity securities	(325)	214
Deferred income taxes	2,549	3,557
Unrealized (gain) loss in SERP	(1,196)	2,184
Changes in operating assets and liabilities:
Inventories	(14,526)	(15,768)
Accounts receivable and prepaid expenses	1,410	6,297
Accounts payable and other liabilities	(40,190)	(26,316)
Income taxes	6,615	7,559
Other	1,104	(262)
Net cash provided by operating activities	7,944	34,480
Cash flows from investing activities:
Purchase of property and equipment	(17,731)	(18,793)
Proceeds from the sale of property and equipment	16	13
Purchase of marketable securities	(35,958)	(25,965)
Proceeds from the sale and maturities of marketable securities	10,372	25,481
Purchase of intangible assets	(6)	(48)
Proceeds from sale of intangible assets	—	125
Change in SERP investment	86	359
Net cash used in investing activities	(43,221)	(18,828)
Cash flows from financing activities:
Dividends paid	(9,145)	(8,608)
Net cash used in financing activities	(9,145)	(8,608)
Net increase (decrease) in cash and cash equivalents	(44,422)	7,044
Cash and cash equivalents at beginning of year	157,997	86,048
Cash and cash equivalents at end of period	$113,575	$93,092

See accompanying notes to Consolidated Financial Statements. In the first thirteen weeks of 2023, there was $179 thousand cash paid for income taxes compared to $233 thousand in 2022 for the same period. Cash paid for interest related to long-term debt was $8 thousand and $8 thousand in the first thirteen weeks of 2023 and 2022, respectively.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment gain of $2.5 million in the thirteen weeks ended April 1, 2023, which included an unrealized gain in equity securities of $325 thousand. In the thirteen weeks ended March 26, 2022, the Company recognized investment income of $632 thousand, which included an unrealized loss in equity securities of $214 thousand.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketable securities, as of April 1, 2023 and December 31, 2022, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
April 1, 2023	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,510
Level 2
Corporate and municipal bonds	$195,913	$2,402	$(8,863)	189,452
Commercial Paper	19,258	9	—	19,267
Total	$215,171	$2,411	$(8,863)	$214,229

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,185
Level 2
Corporate and municipal bonds	$190,025	$2,110	$(10,901)	181,234
Total	$190,025	$2,110	$(10,901)	$186,419

Maturities of marketable securities classified as available-for-sale at April 1, 2023, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$71,075	$69,457
Due after one year through five years	93,453	90,959
Due after five years through ten years	26,089	23,927
Due after ten years	24,554	24,376
Total	$215,171	$208,719

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $1.3 million in the thirteen weeks ended April 1, 2023, and investment loss of $1.5 million in the same period in 2022. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 31, 2022	$(6,449)
Other comprehensive income (loss)	1,707
Net current period other comprehensive income (loss)	1,707
Accumulated other comprehensive income (loss) balance as of April 1, 2023	$(4,741)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was amended on September 29, 2021, and matures on September 1, 2024. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of April 1, 2023, the availability under the revolving credit agreement was $25.5 million, net of $4.5 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $8 thousand in each of the thirteen weeks ended April 1, 2023, and March 26, 2022.

(6) Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzes store operational revenues by geographical area but each area offers customers similar products, has similar distribution methods, and is supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following table represents net sales by type of product for the thirteen weeks ended April 1, 2023, and March 26, 2022:

	13 Weeks Ended
(amounts in thousands)	April 1, 2023		March 26, 2022
Grocery	$969,813	84.7%	$941,596	85.3%
Pharmacy	118,629	10.4	103,274	9.4
Fuel	53,691	4.7	56,157	5.1
Manufacturing	2,841	0.2	3,042	0.2
Total net sales	$1,144,974	100.0%	$1,104,069	100.0%

(7) Leases

As of April 1, 2023, the Company leased approximately 49% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen weeks ended April 1, 2023, and March 26, 2022.

	13 Weeks Ended
(amounts in thousands)	April 1, 2023	March 26, 2022
Operating lease cost	$11,792	$11,378
Variable lease cost	2,839	2,827
Lease or sublease income	(2,481)	(2,383)
Net lease cost	$12,150	$11,822

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Company Summary

Weis Markets is a conventional supermarket chain that operates 197 retail stores with over 23 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. Approximately 97% of Weis Markets associates are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at certain locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands. The Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; 3 Day Sale; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 61% of product with the remaining being supplied by direct store delivery vendors. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

The COVID-19 pandemic resulted in government mandated shutdowns in early 2020, as well as multiple legislative acts to provide emergency economic assistance for individuals, families and businesses affected by the novel coronavirus pandemic. These events were accretive to the Company’s sales and gross profits compared to the time periods preceding the impact of the novel coronavirus pandemic.

The Company continues to innovate and remain relevant to industry trends and offer customer convenience by presenting programs like “Weis 2 Go Online” and home delivery. As of April 1, 2023, the Company offered Weis 2 Go Online in 188 of its locations. Weis 2 Go Online allows the customer to order on-line and then pick up their order at a drive-thru location at the store. The Company also currently offers home delivery to customers in all 197 of its locations via multiple grocery delivery partners.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by the novel coronavirus pandemic management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended April 1, 2023, and March 26, 2022, as well as periods ended March 26, 2022, and March 27, 2021, respectively. Comparable store sales increased 3.1 percent on an individual year-over-year basis and increased 12.5 percent on a two-year stacked basis for the thirteen weeks ended April 1, 2023 following the increase of 1.4 percent for the same period in 2021.

	Percentage Change
	13 Weeks Ended
	2023 vs. 2022	2022 vs. 2021
Comparable store sales (individual year)	3.1%	9.4%
Comparable store sales (two-year stacked)	12.5
Comparable store sales, excluding fuel (individual year)	3.6	7.6%
Comparable store sales, excluding fuel (two-year stacked)	11.2%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

			Percentage Change
	13 Weeks Ended		13 Weeks Ended
(amounts in thousands, except per share amounts)	April 1, 2023	March 26, 2022	2023 vs. 2022
Net sales	$1,144,974	$1,104,069	3.7%
Cost of sales, including advertising, warehousing and distribution expenses	859,185	810,384	6.0
Gross profit on sales	285,789	293,685	(2.7)
Gross profit margin	25.0%	26.6%
Operating, general and administrative expenses	253,171	252,271	0.4
O, G & A, percent of net sales	22.1%	22.8%
Income from operations	32,618	41,414	(21.2)
Operating margin	2.8%	3.8%
Investment income (loss) and interest expense	3,798	(881)	531.1
Investment income (loss) and interest expense, percent of net sales	0.3%	(0.1)%
Other income (expense)	(1,258)	1,505	(183.6)
Other income (expense), percent of net sales	(0.1)%	0.1%
Income before provision for income taxes	35,158	42,038	(16.4)
Income before provision for income taxes, percent of net sales	3.1%	3.8%
Provision for income taxes	9,344	10,649	(12.3)
Effective income tax rate	26.6%	25.3%
Net income	$25,814	$31,389	(17.8)%
Net income, percent of net sales	2.3%	2.8%
Basic and diluted earnings per share	$0.96	$1.17	(17.9)%

Net Sales

Individual Year-Over-Year Analysis of Sales

Percentage Change
2023 vs. 2022
April 1, 2023	13 Weeks Ended
Net sales	3.7%
Net sales, excluding fuel	4.1
Comparable store sales	3.1
Comparable store sales, excluding fuel	3.6%

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

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.4% and 3.9% for the thirteen week periods ended April 1, 2023 and March 26, 2022, respectively. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States decreased 5.3% or $0.20 per gallon in the thirteen weeks ended April 1, 2023, compared to the same period in 2022.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Total net sales increased 3.7% to $1.14 billion for the thirteen weeks ended April 1, 2023, from $1.10 billion for the thirteen weeks ended March 26, 2022. The increase in total net sales includes retail price inflation in grocery and fresh product categories. Comparable store sales for the thirteen weeks ended April 1, 2023, compared to the same period in 2022 increased 3.1% including fuel and 3.6% excluding fuel.

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

Gross profit on sales decreased 2.7% for the thirteen weeks ended April 1, 2023, compared to the same period in 2022. Gross profit margin decreased 1.6% for the thirteen weeks ended April 1, 2023, compared to the same period in 2022. The Company experienced degradation in its gross profit margin as product costs increased in the fresh meats and pharmacy departments and lower margin departments, such as pharmacy, increased in the product mix.

Non-cash LIFO inventory valuation adjustments represent expense of $1.6 million in the first thirteen weeks of 2023 compared to expense of $1.7 million in the same period in 2022. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary indicators in the food retail industry.

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 59.9% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor decreased 0.2% in the thirteen weeks ended April 1, 2023 when compared to the same period in 2022.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $24.1 million, or 2.1% of net sales during the thirteen weeks ended April 1, 2023 compared to $23.3 million, or 2.1% of net sales during the thirteen weeks ended March 26, 2022. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
April 1, 2023	(Decrease)	as a % of sales
Employee expenses	$(1,094)	(0.6)%
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	450	(0.1)
Utilities expense	(424)	(0.1)
Other expenses (financial service fees, technology, repairs and maintenance, supplies)	1,968	0.1

Overall, the operating, general and administrative expenses as a percent of sales presented for the thirteen weeks ended April 1, 2023 has benefited in comparison with the 2022 percent of sales due to the increase in sales. Although fixed expenses have increased from a cost perspective, the increase in sales has caused a decrease in the percent of sales rate.

Provision for Income Taxes

The Company’s effective income tax rate was 26.6% and 25.3% for the thirteen weeks ended April 1, 2023 and March 26, 2022, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2021, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on September 1, 2024, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of April 1, 2023, the availability under the revolving credit agreement was $25.5 million, net of $4.5 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade bonds and commercial paper with maturity dates between one and 20 years and four high yield, large capitalized public company equity securities. The portfolio totaled $214.2 million as of April 1, 2023. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

The Company’s capital expenditure program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management currently plans to invest approximately $160 million in its capital expenditure program in 2023, including multiple carryover projects from 2022 that were delayed due to labor and supply chain disruptions.

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expenditure program, acquisitions and dividends. The Company has no other commitment of capital resources as of April 1, 2023, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2036.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

At its regular meeting held in April, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on May 22, 2023, to shareholders of record on May 8, 2023. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Cash Flow Information

	13 Weeks Ended
(amounts in thousands)	April 1, 2023	March 26, 2022	2023 vs. 2022
Net cash provided by (used in):
Operating activities	$7,944	$34,480	$(26,536)
Investing activities	(43,221)	(18,828)	(24,393)
Financing activities	(9,145)	(8,608)	(537)

Operating

Cash flows from operating activities decreased $26.5 million in the first thirteen weeks of 2023 compared to the first thirteen weeks of 2022. The decrease in cash flow from operating activities is primarily due to less net income and settling working capital obligations in the thirteen weeks of 2023 when compared to the same period in 2022.

Investing

In the first thirteen weeks of 2023, when compared to the same period in 2022, the purchase of property and equipment decreased $1.1 million and the purchase of marketable securities exceeded the proceeds from the sale and maturities of marketable securities by $25.1 million. Additionally, as a percent of sales, capital expenditures were 1.6% in the first thirteen weeks of 2023 and 1.7% in the first thirteen weeks of 2022. The decrease as a percent of sales in 2023 compared to 2022 is due to the increase in sales as well as a decrease in spend resulting from limited availability of raw materials and equipment to complete remodels, supply chain and information technology upgrades, and smaller store improvement projects. For the remainder of 2023, management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

Financing

The Company paid dividends of $9.1 million and $8.6 million in the first thirteen weeks of 2023 and 2022, respectively.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2022 Annual Report on Form 10-K. There have been no changes to the Significant Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended April 1, 2023. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended April 1, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended April 1, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	5/11/2023	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	5/11/2023	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)