Form 10-Q
period 2023-09-30
WEIS MARKETS INC
filed 2023-11-09
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 9, 2023, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	September 30, 2023	December 31, 2022
Assets
Current:
Cash and cash equivalents	$64,291	$157,997
Marketable securities	219,718	186,419
SERP investment	24,131	22,696
Accounts receivable, net	64,509	50,863
Inventories	303,724	293,274
Prepaid expenses and other current assets	42,617	29,921
Total current assets	718,989	741,170
Property and equipment, net	963,295	970,913
Operating lease right-to-use	181,355	175,952
Goodwill	52,330	52,330
Intangible and other assets, net	18,850	18,785
Total assets	$1,934,819	$1,959,150

Liabilities
Current:
Accounts payable	$144,725	$206,849
Accrued expenses	37,987	57,431
Operating leases	38,563	43,527
Accrued self-insurance	17,159	19,416
Deferred revenue, net	8,915	11,774
Income taxes payable	6,436	6,354
Total current liabilities	253,786	345,351
Postretirement benefit obligations	26,317	25,270
Accrued self-insurance	23,547	23,712
Operating leases	148,344	142,424
Deferred income taxes	115,938	111,225
Other	8,570	9,334
Total liabilities	576,503	657,316
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,505,060	1,449,191
Accumulated other comprehensive income (loss) (Net of deferred taxes of $2,105 in 2023 and $2,342 in 2022)	(5,836)	(6,449)
	1,509,173	1,452,691
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,358,316	1,301,834
Total liabilities and shareholders’ equity	$1,934,819	$1,959,150
See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands, except shares and per share amounts)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$1,160,306	$1,150,551	$3,483,975	$3,389,853
Cost of sales, including advertising, warehousing and distribution expenses	874,583	862,908	2,613,417	2,516,311
Gross profit on sales	285,723	287,643	870,558	873,542
Operating, general and administrative expenses	256,050	253,985	762,644	750,066
Income from operations	29,673	33,658	107,914	123,476
Investment income (loss) and interest expense	1,409	(1,483)	7,715	(3,394)
Other income (expense)	774	1,214	(1,399)	4,805
Income before provision for income taxes	31,856	33,389	114,230	124,887
Provision for income taxes	8,630	4,731	30,925	28,574
Net income	$23,226	$28,658	$83,305	$96,313

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.34	$0.32	$1.02	$0.96
Basic and diluted earnings per share	$0.86	$1.07	$3.10	$3.58
See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net income	$23,226	$28,658	$83,305	$96,313
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $347 and $547, respectively for the thirteen weeks ended, and $237 and $3,370, respectively for the thirty-nine weeks ended)	(962)	(2,023)	613	(9,143)
Other comprehensive income gain (loss), net of tax	(962)	(2,023)	613	(9,143)
Comprehensive income, net of tax	$22,264	$26,635	$83,918	$87,170
See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 30, 2023 and September 24, 2022	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at July 1, 2023	33,047,807	$9,949	$1,490,979	$(4,874)	6,149,364	$(150,857)	$1,345,198
Net income	—	—	23,226	—	—	—	23,226
Other comprehensive income (loss), net of tax	—	—	—	(962)	—	—	(962)
Dividends paid	—	—	(9,145)	—	—	—	(9,145)
Balance at September 30, 2023	33,047,807	$9,949	$1,505,060	$(5,836)	6,149,364	$(150,857)	$1,358,316

Balance at June 25, 2022	33,047,807	$9,949	$1,409,403	$(5,433)	6,149,364	$(150,857)	$1,263,062
Net income	—	—	28,658	—	—	—	28,658
Other comprehensive income (loss), net of tax	—	—	—	(2,023)	—	—	(2,023)
Dividends paid	—	—	(8,608)	—	—	—	(8,608)
Balance at September 24, 2022	33,047,807	$9,949	$1,429,453	$(7,456)	6,149,364	$(150,857)	$1,281,089

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirty-Nine Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 30, 2023 and September 24, 2022	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2022	33,047,807	$9,949	$1,449,191	$(6,449)	6,149,364	$(150,857)	$1,301,834
Net income	—	—	83,305	—	—	—	83,305
Other comprehensive income (loss), net of tax	—	—	—	613	—	—	613
Dividends paid	—	—	(27,436)	—	—	—	(27,436)
Balance at September 30, 2023	33,047,807	$9,949	$1,505,060	$(5,836)	6,149,364	$(150,857)	$1,358,316

Balance at December 25, 2021	33,047,807	$9,949	$1,358,963	$1,687	6,149,364	$(150,857)	$1,219,742
Net income	—	—	96,313	—	—	—	96,313
Other comprehensive income (loss), net of tax	—	—	—	(9,143)	—	—	(9,143)
Dividends paid	—	—	(25,823)	—	—	—	(25,823)
Balance at September 24, 2022	33,047,807	$9,949	$1,429,453	$(7,456)	6,149,364	$(150,857)	$1,281,089
See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(amounts in thousands)	September 30, 2023	September 24, 2022
Cash flows from operating activities:
Net income	$83,305	$96,313
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	81,533	77,604
(Gain) loss on disposition of fixed assets	5	(2,481)
Unrealized (gain) loss in value of equity securities	815	1,590
Deferred income taxes	4,476	(1,711)
Unrealized (gain) loss in SERP	(1,222)	6,082
Changes in operating assets and liabilities:
Inventories	(10,450)	(30,499)
Accounts receivable and prepaid expenses	(26,342)	(3,689)
Accounts payable and other liabilities	(89,437)	(9,802)
Income taxes	81	9,248
Other	359	(344)
Net cash provided by operating activities	43,125	142,311
Cash flows from investing activities:
Purchase of property and equipment	(75,645)	(83,335)
Proceeds from the sale of property and equipment	336	6,710
Purchase of marketable securities	(92,569)	(267,106)
Proceeds from the sale and maturities of marketable securities	58,725	287,124
Purchase of intangible assets	(29)	(944)
Proceeds from sale of intangible assets	—	125
Change in SERP investment	(213)	(507)
Net cash used in investing activities	(109,394)	(57,933)
Cash flows from financing activities:
Dividends paid	(27,436)	(25,823)
Net cash used in financing activities	(27,436)	(25,823)
Net increase (decrease) in cash and cash equivalents	(93,706)	58,555
Cash and cash equivalents at beginning of year	157,997	86,048
Cash and cash equivalents at end of period	$64,291	$144,603

See accompanying notes to Consolidated Financial Statements. In the first thirty-nine weeks of 2023, there was $26.4 million cash paid for income taxes compared to $21.7 million in 2022 for the same period. Cash paid for interest related to long-term debt was $25 thousand and $24 thousand in the first thirty-nine weeks of 2023 and 2022, respectively.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment gain of $2.2 million in the thirteen weeks ended September 30, 2023, which included an unrealized loss in equity securities of $437 thousand. In the thirteen weeks ended September 24, 2022, the Company recognized investment loss of $261 thousand, which included an unrealized loss in equity securities of $1.4 million. In the thirty-nine weeks ended September 30, 2023, the Company recognized investment income of $6.3 million, which included an unrealized loss in equity securities of $815 thousand. In the thirty-nine weeks ended September 24, 2022, the Company recognized investment income of $1.4 million, which included an unrealized loss in equity securities of $1.6 million.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketable securities, as of September 30, 2023 and December 31, 2022, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
September 30, 2023	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$4,370
Level 2
Corporate and municipal bonds	$172,623	$1,609	$(10,168)	164,063
Commercial Paper	50,666	618	—	51,285
Total	$223,289	$2,227	$(10,168)	$219,718

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,185
Level 2
Corporate and municipal bonds	$190,025	$2,110	$(10,901)	181,234
Total	$190,025	$2,110	$(10,901)	$186,419

Maturities of marketable securities classified as available-for-sale at September 30, 2023, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$88,980	$89,498
Due after one year through five years	83,664	79,256
Due after five years through ten years	17,957	15,904
Due after ten years	32,688	30,690
Total	$223,289	$215,348

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment loss of $774 thousand in the thirteen weeks ended September 30, 2023, and investment loss of $1.2 million in the same period in 2022. The Company recognized investment income of $1.4 million and investment loss of $4.8 million in the thirty-nine weeks ended September 30, 2023, and September 24, 2022, respectively. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 31, 2022	$(6,449)
Other comprehensive income (loss)	613
Net current period other comprehensive income (loss)	613
Accumulated other comprehensive income (loss) balance as of September 30, 2023	$(5,836)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was amended on September 29, 2023, and matures on October 1, 2027. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 30, 2023, the availability under the revolving credit agreement was $25.6 million, net of $4.4 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $8 thousand in each of the thirteen weeks ended September 30, 2023, and September 24, 2022. Interest expense related to long-term debt was $25 thousand and $24 thousand in the thirty-nine weeks ended September 30, 2023 and September 24, 2022, respectively.

(6) Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzes store operational revenues by geographical area but each area offers customers similar products, has similar distribution methods, and is supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following tables represent net sales by type of product for the thirteen and thirty-nine weeks ended September 30, 2023, and September 24, 2022:

	13 Weeks Ended
(amounts in thousands)	September 30, 2023		September 24, 2022
Grocery	$960,072	82.7%	$973,707	84.6%
Pharmacy	133,289	11.5	107,366	9.3
Fuel	64,524	5.6	66,350	5.8
Manufacturing	2,421	0.2	3,128	0.3
Total net sales	$1,160,306	100.0%	$1,150,551	100.0%

	39 Weeks Ended
(amounts in thousands)	September 30, 2023		September 24, 2022
Grocery	$2,915,444	83.7%	$2,867,699	84.5%
Pharmacy	380,917	10.9	317,564	9.4
Fuel	179,768	5.2	195,521	5.8
Manufacturing	7,846	0.2	9,069	0.3
Total net sales	$3,483,975	100.0%	$3,389,853	100.0%

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7) Leases

As of September 30, 2023, the Company leased approximately 49% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and thirty-nine weeks ended September 30, 2023, and September 24, 2022.

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Operating lease cost	$11,778	$11,978	$35,351	$35,633
Variable lease cost	2,837	2,578	8,493	8,165
Lease or sublease income	(2,649)	(2,421)	(7,755)	(7,259)
Net lease cost	$11,966	$12,135	$36,089	$36,539

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

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 56% of products with the remaining being supplied by direct store delivery vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

The COVID-19 pandemic resulted in government mandated shutdowns in early 2020, as well as multiple legislative acts to provide emergency economic assistance for individuals, families and businesses affected by the novel coronavirus pandemic. These events were accretive to the Company’s sales and gross profits compared to the time periods preceding the impact of the novel coronavirus pandemic.

The Company continues to innovate and remain relevant to industry trends and offer customer convenience by presenting programs like “Weis 2 Go Online” and home delivery. As of September 30, 2023, the Company offered Weis 2 Go Online in 188 of its locations. Weis 2 Go Online allows the customer to order on-line and then pick up their order at a drive-thru location at the store. The Company also currently offers home delivery to customers in all 197 of its locations via multiple grocery delivery partners.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by the novel coronavirus pandemic and inflationary indicators in the food retail industry, management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended September 30, 2023, and September 24, 2022, as well as periods ended September 24, 2022, and September 25, 2021, respectively. Comparable store sales increased 0.8 percent on an individual year-over-year basis and increased 8.7 percent on a two-year stacked basis for the thirteen weeks ended September 30, 2023. Comparable store sales increased 2.5 percent on an individual year-over-year basis and increased 11.1 percent on a two-year stacked basis in the thirty-nine weeks ended September 30, 2023.

	Percentage Change
	13 Weeks Ended
	2023 vs. 2022	2022 vs. 2021
Comparable store sales (individual year)	0.8%	7.9%
Comparable store sales (two-year stacked)	8.7
Comparable store sales, excluding fuel (individual year)	1.1	6.7%
Comparable store sales, excluding fuel (two-year stacked)	7.8%

	Percentage Change
	39 Weeks ended
	2023 vs. 2022	2022 vs. 2021
Comparable store sales (individual year)	2.5%	8.6%
Comparable store sales (two-year stacked)	11.1
Comparable store sales, excluding fuel (individual year)	3.1	6.8
Comparable store sales, excluding fuel (two-year stacked)	9.9

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Change
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended	39 Weeks Ended
(amounts in thousands, except per share amounts)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022	2023 vs. 2022	2023 vs. 2022
Net sales	$1,160,306	$1,150,551	$3,483,975	$3,389,853	0.8%	2.8%
Cost of sales, including advertising, warehousing and distribution expenses	874,583	862,908	2,613,417	2,516,311	1.4	3.9
Gross profit on sales	285,723	287,643	870,558	873,542	(0.7)	(0.3)
Gross profit margin	24.6%	25.0%	25.0%	25.8%
Operating, general and administrative expenses	256,050	253,985	762,644	750,066	0.8	1.7
O, G & A, percent of net sales	22.1%	22.1%	21.9%	22.1%
Income from operations	29,673	33,658	107,914	123,476	(11.8)	(12.6)
Operating margin	2.6%	2.9%	3.1%	3.6%
Investment income (loss) and interest expense	1,409	(1,483)	7,715	(3,394)	195.0	327.3
Investment income (loss) and interest expense, percent of net sales	0.1%	(0.1)%	0.2%	(0.1)%
Other income (expense)	774	1,214	(1,399)	4,805	(36.2)	(129.1)
Other income (expense), percent of net sales	0.1%	0.1%	(0.0)%	0.1%
Income before provision for income taxes	31,856	33,389	114,230	124,887	(4.6)	(8.5)
Income before provision for income taxes, percent of net sales	2.7%	2.9%	3.3%	3.7%
Provision for income taxes	8,630	4,731	30,925	28,574	82.4	8.2
Effective income tax rate	27.1%	14.2%	27.1%	22.9%
Net income	$23,226	$28,658	$83,305	$96,313	(19.0)%	(13.5)%
Net income, percent of net sales	2.0%	2.5%	2.4%	2.8%
Basic and diluted earnings per share	$0.86	$1.07	$3.10	$3.58	(19.6)%	(13.4)%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2023 vs. 2022
September 30, 2023	13 Weeks Ended	39 Weeks Ended
Net sales	0.8%	2.8%
Net sales, excluding fuel	1.1	3.4
Comparable store sales	0.8	2.5
Comparable store sales, excluding fuel	1.1%	3.1%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.5% and 2.8% for the thirteen week periods ended September 30, 2023 and September 24, 2022, respectively. The Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.0% and 10.6% for thirty-nine week periods ended September 30, 2023 and September 24, 2022, respectively. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States decreased 11.0% or $0.48 per gallon in the thirteen weeks ended September 30, 2023, compared to the same period in 2022. The average price of gasoline in the Central Atlantic States decreased 12.4% or $0.53 per gallon in the first thirty-nine weeks of 2023 when compared to the same period in 2022. Even though the U.S. Bureau of Labor Statistics’ and the U.S. Department of Energy indices may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.

Total net sales increased 0.8% to $1.2 billion for the thirteen weeks ended September 30, 2023, from $1.2 billion for the thirteen weeks ended September 24, 2022. In the thirty-nine weeks ended September 30, 2023, total net sales increased 2.8% to $3.5 billion from $3.4 billion. The increase in total net sales includes retail price inflation in grocery, pharmacy and fresh product categories. Comparable store sales for the thirteen weeks ended September 30, 2023, compared to the same period in 2022 increased 0.8% including fuel and 1.1% excluding fuel. Comparable store sales for the thirty-nine weeks ended September 30, 2023, compared to the same period in 2022 increased 2.5% including fuel and 3.1% excluding fuel.

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

Gross profit on sales decreased 0.7% and 0.3% for the thirteen and thirty-nine weeks ended September 30, 2023, compared to the same period in 2022. When compared to the thirteen and thirty-nine weeks ended September 24, 2022, gross profit margin for the thirteen and thirty-nine weeks ended September 30, 2023 decreased 0.4% and 0.8%, respectively. The Company experienced degradation in its gross profit margin as product costs increased in the fresh meats and pharmacy departments and lower margin departments, such as pharmacy, increased in the product mix.

Non-cash LIFO inventory valuation adjustments represent expense of $4.3 million in the first thirty-nine weeks of 2023 compared to expense of $11.8 million in the same period in 2022. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary indicators in the food retail industry.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 59.7% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased 0.1% and decreased 0.1% in the thirteen and thirty-nine week periods ended September 30, 2023 when compared to the same periods in 2022, respectively.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $24.7 million, or 2.1% of net sales during the thirteen weeks ended September 30, 2023 compared to $23.7 million, or 2.1% of net sales during the thirteen weeks ended September 24, 2022. During the first thirty-nine weeks of 2023 and 2022, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $73.6 million, or 2.1% of net sales and $70.6 million, or 2.1% of net sales, respectively. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 30, 2023	(Decrease)	as a % of sales
Employee expenses and utilities	$(5,001)	(0.5)%
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	3,792	0.3
Other expenses (financial service fees, technology, repairs and maintenance, other income)	3,274	0.2

	39 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 30, 2023	(Decrease)	as a % of sales
Employee expenses and utilities	$(4,538)	(0.5)%
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	5,400	0.1
Other expenses (financial service fees, technology, repairs and maintenance, other income)	11,716	0.2

Overall, the operating, general and administrative expenses as a percent of sales presented for the thirteen and thirty-nine weeks ended September 30, 2023 have benefited in comparison with the 2022 percent of sales due to the increase in sales. Fixed expense and other expenses have increased in dollars as well as a percent of sales for the thirteen and thirty-nine weeks ended September 30, 2023 mainly due to increased supply chain costs from third party service providers and decreased other income from fewer real estate sales and property insurance claims.

Provision for Income Taxes

The effective income tax rate was 27.1% and 22.9% for the thirty-nine weeks ended September 30, 2023 and September 24, 2022, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 30, 2023, the availability under the revolving credit agreement was $25.6 million, net of $4.4 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade bonds and commercial paper with maturity dates between one and 30 years and four high yield, large capitalized public company equity securities. The portfolio totaled $219.7 million as of September 30, 2023. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

The Company’s capital expenditure program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management currently plans to invest over $100 million in its capital expenditure program in 2023, including multiple carryover projects from 2022 that were delayed due to labor and supply chain disruptions.

The Company expects that cash generated from operations and cash available under the Credit Agreement will fund its working capital requirements, debt requirements, capital expenditure program, acquisitions and dividends. The Company has no other commitment of capital resources as of September 30, 2023, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2036.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

At its regular meeting held in October, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on November 20, 2023, to shareholders of record on November 6, 2023. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Cash Flow Information

	39 Weeks Ended
(amounts in thousands)	September 30, 2023	September 24, 2022	2023 vs. 2022
Net cash provided by (used in):
Operating activities	$43,125	$142,311	$(99,186)
Investing activities	(109,394)	(57,933)	(51,461)
Financing activities	(27,436)	(25,823)	(1,613)

Operating

Cash flows from operating activities decreased $99.2 million in the first thirty-nine weeks of 2023 compared to the first thirty-nine weeks of 2022. The decrease in cash flow from operating activities is primarily due to less net income and settling working capital obligations in the first thirty-nine weeks of 2023 when compared to the same period in 2022.

Investing

In the first thirty-nine weeks of 2023, when compared to the same period in 2022, the purchase of property and equipment, net of proceeds from sales, decreased $1.3 million and the purchases of marketable securities, net of proceeds from sales, increased by $53.9 million. Additionally, as a percent of sales, capital expenditures were 2.2% in the first thirty-nine weeks of 2023 and 2.5% in the first thirty-nine weeks of 2022. The decrease as a percent of sales in 2023 compared to 2022 is due to the increase in sales as well as a decrease in spend resulting from limited availability of raw materials and equipment to complete remodels, supply chain and information technology upgrades, and smaller store improvement projects. For the remainder of 2023, management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

Financing

The Company paid dividends of $27.4 million and $25.8 million in the first thirty-nine weeks of 2023 and 2022, respectively.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q Report may contain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: competitive and reputational risks; financial, investment and infrastructure risks; information security, cybersecurity and data privacy risks; supply chain and third-party risks; risks created by pandemics (such as the COVID-19 outbreak and the related responses of governments, consumers, customers, suppliers and employees); and legal, regulatory and other external risks. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis based on information currently available to us and speak only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended September 30, 2023. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 31, 2022, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 30, 2023. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

WEIS MARKETS, INC.
(Registrant)

Date:	11/9/2023	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/9/2023	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)