Form 10-K
period 2023-12-30
WEIS MARKETS INC
filed 2024-02-28
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $607,000,000 as of July 1, 2023 the last business day of the most recently completed second fiscal quarter.

Shares of common stock outstanding as of February 28, 2024 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the 2024 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.   Business:

Weis Markets, Inc. (Weis Markets or the Company) is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company’s business during fiscal 2023. The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.” The Weis family currently owns approximately 65% of the outstanding shares. Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company’s retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands including natural, gluten-free and organic varieties. The Company advertises its products and promotes its brand through digital and printed circulars; television ads; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications. The Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; 3 Day Sale; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at the Company’s fuel stations or at one of its third-party fuel station partners. The Company currently owns and operates 197 retail food stores many of which have on-line order customer service. The Company’s operations are reported as a single reportable segment. The majority of the Company’s revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, significant inclement weather systems, particularly winter storms, tend to affect sales trends.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2023, 2022 and 2021, respectively:

	2023	2022	2021
Center Store (1)	54.4%	54.7%	54.9%
Fresh (2)	29.1	30.0	31.1
Pharmacy Services	11.2	9.4	9.4
Fuel	5.1	5.6	4.4
Other	0.2	0.3	0.2
Consolidated net sales	100.0%	100.0%	100.0%
(1)	Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.
(2)	Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2023, Weis Markets, Inc. operated 3 stores in Delaware, 49 stores in Maryland, 6 stores in New Jersey, 9 stores in New York, 118 stores in Pennsylvania, 9 stores in Virginia and 3 stores in West Virginia, for a total of 197 retail food stores operating under the Weis Markets trade name.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

All retail food store locations operate as conventional supermarkets. The retail food stores range in size from 8,000 to 71,000 square feet, with an average size of approximately 49,000 square feet. The Company’s store fleet includes a variety of sizes with a few locations in operation since the 1950s; all stores are branded Weis Markets and provide the same basic offerings scaled to the size of each store. The following summarizes the number of stores by size categories as of year-end:

	2023	2023	2022	2022
Square feet	Number of stores	% of Total	Number of stores	% of Total
Over 55,000	64	32%	64	32%
45,000 to 54,999	70	36%	70	36%
35,000 to 44,999	46	23%	46	23%
25,000 to 34,999	12	6%	12	6%
Under 25,000	5	3%	5	3%
Total	197	100%	197	100%

The Company believes that opening new stores and remodeling current stores are vital for future Company growth. The location and appearance of its stores are important components of attracting new and retaining current customers. On an average basis, the Company has two to three new/relocated stores in the process of being developed and dedicates one third of its capital expenditure budget to new stores annually, excluding acquisitions. Significant labor and supply chain disruptions in 2022 and 2023 resulted in multiple store development and construction projects (new, relocated, addition, major remodel) to be carried over for completion in 2024 and 2025 as supply chain conditions stabilize. Generally, another fifteen to twenty percent of the capital expenditure budget is dedicated to store remodels while the remainder is attributable to supply chain, technology, smaller in-store sales-driven projects, store maintenance and store support function expenditures.

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2023	2022	2021	2020	2019
Beginning store count	197	196	196	198	202
New/relocated stores	—	2	4	2	1
Closed/relocated stores	—	(1)	(4)	(4)	(5)
Ending store count	197	197	196	196	198
Total square feet (000’s), at year-end	9,710	9,710	9,617	9,568	9,642
Additions/major remodels	4	9	13	13	12

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 56% of product supplied to stores with the remaining being supplied by direct store vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, Pennsylvania where the Company was founded in 1912.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and community impact. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on the environment. The Company continues to be a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems. The Company currently has thirteen stores certified under this program and plans to expand this program to more stores. Since 2017, the Company has replaced 96% of its stores fluorescent lighting with more energy efficient and environmentally friendly LED lighting. The Company continues to emphasize recycling in all areas, most recently noting a decrease in store waste where the Company has diverted approximately 43 thousand tons of waste from landfills. These statistics and more can be found in the Company’s most recently published sustainability report, linked below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company currently employs approximately 23,000 full-time and part-time associates. Approximately 95% of Weis Markets associates are paid an hourly wage.

Trade Names and Trademarks. The Company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset. The Company is the exclusive licensee of nearly 125 trademarks registered and/or pending in the United States Patent and Trademark Office from WMK Holdings, Inc., including trademarks for its product lines and promotions such as Weis, Weis 2 Go, Weis Great Meals Start Here, Weis Gas-n-Go and Weis Nutri-Facts. Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

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

WEIS MARKETS, INC.

Item 1.   Business: (continued)

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

WEIS MARKETS, INC.

Item 1a.   Risk Factors: (continued)

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

Supply Chain and Third-Party Risks

The Company is affected by certain operating costs which could increase or fluctuate considerably, and other potential disruptions.

Associate expenses contribute to the majority of the Company’s operating costs. The Company’s financial performance is potentially affected by increasing wage and benefit costs, a competitive labor market, regulatory wage increases and the risk of unionized labor disruptions of its non-union workforce. The Company’s profit is particularly sensitive to the cost of oil. Oil prices directly affect the Company’s product transportation costs, as well as its utility and petroleum-based supply costs. It also affects the costs of its suppliers, which impacts its cost of goods. Additionally, disruptions to the Company’s distribution of food products pose significant risks to the Company's operations. Various factors such as adverse weather conditions, food safety, and civil unrest could all contribute to such disruptions.

WEIS MARKETS, INC.

Item 1a.   Risk Factors: (continued)

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

The majority of the Company’s stores are concentrated in central and northeast Pennsylvania, central Maryland, suburban Washington, DC and Baltimore regions and New York’s Southern Tier. Changes in economic and social conditions in the Company’s operating regions, including fluctuations in the inflation rate along with changes in population and employment and job growth rates and changes in government benefits such as SNAP/EBT or child care credits, affect customer shopping habits. Business disruptions due to weather and catastrophic events may also affect our business. The Company’s geographic regions could receive an extreme variance in the amount of annual snowfall that may materially affect sales and expense results.

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

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 30, 2023. As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, one of the Company’s five directors is a member of the Weis family.

WEIS MARKETS, INC.

Item 1a.   Risk Factors: (continued)

The Company’s business and operations, and the operations of the Company’s suppliers, have been, and may in the future be adversely affected by epidemics or pandemics such as the novel Coronavirus (COVID-19) pandemic outbreak.

The Company may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. The global spread of COVID-19 created significant volatility, uncertainty and economic disruption. The Company’s business was deemed essential during the novel coronavirus pandemic and the Company is committed to maintaining a safe work and shopping environment. Management cannot assess the ultimate economic impact to the Company, which will be determined by, among other things, the length of time that such circumstances occur, nor can the Company predict the effects of governmental and public responses to changing conditions. The risks and uncertainties surrounding the coronavirus pandemic, as well as any future pandemics, are broad.

Item 1b.   Unresolved Staff Comments:

There are no unresolved staff comments.

Item 1c. Cybersecurity:

Risk Management and Strategy

The Company utilizes information systems to support a variety of business processes and activities in its operations. These systems may be subject to cyber-based attacks or breaches. Some examples of the cybersecurity threats that could negatively impact the Company are credit card skimmers, denial of service attacks, excessive port scans, firewall breach and computer virus outbreak.

Cybersecurity risk management is part of Management’s annual risk assessment program. In order to manage the risks associated with cybersecurity threats, the Company maintains a risk-based cybersecurity program consisting of processes, technologies, and controls to assess, identify and manage material risks from cybersecurity threats.

While the Company's information systems are exposed to cybersecurity threats and risks, the Company has not experienced any material cybersecurity incidents affecting its business strategy, results of operations, or financial condition, and any costs or operational impacts related to cybersecurity incidents were immaterial during the period presented.

For additional information related to the risks associated with cybersecurity threats, refer to the Information Security, Cybersecurity and Data Privacy Risks section of Item 1a. Risk Factors.

Governance

Board of Directors Oversight

The Company’s Board of Directors is responsible for providing oversight and strategic guidance to management to support the long-term interests of the Company's shareholders. The Audit Committee is the lead committee of the Board of Directors responsible for oversight of the Company’s risk-based cybersecurity program and bears the primary responsibility for this aspect of the business. As part of this responsibility, the Audit Committee of the Board of Directors annually reviews the Company's Information Security Incident Response Plan.

On a quarterly basis cybersecurity incidents are summarized and reported to the Audit Committee of the Board of Directors which cover any identified cybersecurity incidents, results of third-party vulnerability testing, and key developments in policies.

WEIS MARKETS, INC.

Item 1c. Cybersecurity: (continued)

Management’s Role Managing Risk

The Company’s cybersecurity risk management is part of the Company's Information Security Office, led by the Chief Information Officer. In order to manage the risks associated with cybersecurity threats, the Company has implemented an Information Security Incident Response Plan.

The Company engages with a range of third-party experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing its risk management systems. These relationships enable Management to leverage specialized knowledge and insights with respect to the Company’s cybersecurity strategies and processes.

The Company's Information Security Incident Response Plan includes detailed processes and controls related to cybersecurity awareness training for employees, phishing simulations, backup and recovery, response planning, vulnerability management and endpoint protection as well as ongoing cybersecurity requirements for third-party service providers. The framework is regularly reviewed, assessed, and updated. This framework is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Item 2.   Properties:

As of December 30, 2023, the Company owned and operated 101 of its retail food stores and leased and operated 96 stores under operating leases that expire at various dates through 2036. The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

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

Item 4. Mine Safety Disclosures:

Not Applicable.

WEIS MARKETS, INC.

Information about Our Executive Officers

The following sets forth the names and ages of the Company’s executive officers as of February 28, 2024, indicating all positions held during the past five years:

Name	Age	Title

Robert G. Gleeson (a)	58	Senior Vice President of Merchandising and Marketing
David W. Gose II (b)	57	Senior Vice President of Operations
Harold G. Graber (c)	68	Senior Vice President of Real Estate and Development, Secretary
Michael T. Lockard (d)	54	Senior Vice President, Chief Financial Officer and Treasurer
James E. Marcil (e)	65	Senior Vice President of Human Resources
John F. O'Hara (f)	64	Senior Vice President of Legal Affairs & Real Estate, Assistant Secretary
Jeanette R. Rogers (g)	49	Vice President, Corporate Controller, Assistant Treasurer
Kurt A. Schertle (h)	52	Chief Operating Officer
Jonathan H. Weis (i)	56	Chairman of the Board, President and Chief Executive Officer
Richard G. Zeh Jr. (j)	51	Senior Vice President, Chief Information Officer

(a)	Robert G. Gleeson. Mr. Gleeson joined the Company in October 2018 and was promoted to Vice President of Fresh Merchandising in July 2019. In March 2021, Mr. Gleeson was promoted to Senior Vice President of Merchandising and Marketing. Prior to joining the Company, Mr. Gleeson held senior level merchandising positions, including Vice President of Center Store for Shoppers and Senior Vice President of Merchandising and Division President for Supervalu.
(b)	David W. Gose II. Mr. Gose joined the Company in May 2014 as Senior Vice President of Operations. Prior to joining the Company, Mr. Gose was Senior Director and Regional General Manager of Walmart Ohio, a retail store Supercenter, from February 2010 until May 2014. Walmart Ohio consisted of 92 stores that geographically included all stores south of Toledo, Cleveland, Akron and Youngstown.
(c)	Harold G. Graber. Mr. Graber joined the Company in October 1989 as the Director of Real Estate. Mr. Graber, who served the Company as Vice President for Real Estate since 1996, was promoted to Senior Vice President of Real Estate and Development in February 2010. Mr. Graber was elected as Secretary of the Company in February 2014. In February 2024, Mr. Graber announced his intention to retire from the Company, effective February 29, 2024. Upon Mr. Graber’s retirement announcement, John F. O’Hara is promoted to Senior Vice President of Legal Affairs and Real Estate, Assistant Secretary and Kurt A. Schertle was elected as Secretary of the Company upon Mr. Graber’s retirement effective February 29, 2024. Mr. Graber will continue to serve on the Board of Directors upon his retirement.
(d)	Michael T. Lockard. Mr. Lockard joined the Company in January 2021 as Senior Vice President and also became Chief Financial Officer and Treasurer effective March 12, 2021. Prior to joining the Company, Mr. Lockard was Senior Vice President and Chief Financial Officer of K-VA-T Food Stores, Inc. from March 2012 until January 2021. K-VA-T Food Stores, Inc. is a self-distributing regional supermarket chain operating in Kentucky, Virginia, Tennessee, Georgia and Alabama. Prior to 2012, Mr. Lockard held various financial management positions with Walmart and UPS.
(e)	James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources. Prior to joining the Company, Mr. Marcil held senior level Human Resources positions with CVS and General Electric.
(f)	John F. O’Hara. Mr. O’Hara joined the Company in January 2006 as Real Estate Manager. In June 2012, Mr. O’Hara was promoted to Vice President of Legal Affairs and Real Estate. Mr. O’Hara was elected as Assistant

WEIS MARKETS, INC.

Secretary of the Company in February 2014. In February 2024, Mr. O’Hara was promoted to Senior Vice President of Legal Affairs and Real Estate, Assistant Secretary.
(g)	Jeanette R. Rogers. Ms. Rogers joined the Company in November 2013 as Corporate Controller. Ms. Rogers was appointed as Assistant Treasurer of the Company in February 2014. In August 2016, Ms. Rogers was promoted to Vice President, Corporate Controller, Assistant Treasurer. Prior to joining the Company, Ms. Rogers held various financial management positions with Foot Locker, Inc.
(h)	Kurt A. Schertle. Mr. Schertle joined the Company in March 2009 as its Vice President of Sales and Merchandising, which included the responsibility of overseeing the Marketing Department. In February 2010, Mr. Schertle was promoted to Senior Vice President of Sales and Merchandising. In July 2012, Mr. Schertle was promoted to Executive Vice President of Sales and Merchandising at which time, he assumed the additional responsibility of overseeing the Company’s Supply Chain. In September 2013, Mr. Schertle assumed the additional responsibility of overseeing Store Operations and Mr. Schertle was promoted to Chief Operating Officer in March 2014. In February 2024, Mr. Schertle was elected as Secretary of the Company upon Harold G. Graber’s retirement effective February 29, 2024.
(i)	Jonathan H. Weis. Mr. Weis joined the Company in 1989. Mr. Weis served the Company as Vice President of Property Management and Development from 1996 until April 2002, at which time he was appointed as Vice President and Secretary. In January of 2004, the Board appointed Mr. Weis as Vice Chairman and Secretary. Mr. Weis became the Company’s interim President and Chief Executive Officer in September 2013 and was appointed as President and Chief Executive Officer in February 2014. The Board elected Mr. Weis as Chairman of the Board in April 2015.
(j)	Richard G. Zeh, Jr. Mr. Zeh joined the Company in September 2016 as Chief Information Officer. In February 2021, Mr. Zeh was promoted to Senior Vice President, Chief Information Officer. Prior to joining the Company, Mr. Zeh was Chief Financial Officer of Mazzone Management Group. During his career, Mr. Zeh has worked in senior finance and information technology positions in the food retail and service industries including as Vice President and Chief Information Officer at The Golub Corporation/ Price Chopper Supermarkets.

WEIS MARKETS, INC.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company’s stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings on February 28, 2024 was 11,987.

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

Comparative Five-Year Total Returns

	2018	2019	2020	2021	2022	2023
Weis Markets, Inc.	100.00	88.30	107.20	149.67	193.49	153.42
S&P 500	100.00	130.34	148.97	190.12	154.46	191.89
Peer Group	100.00	119.55	118.05	172.79	186.76	198.26

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

Company Overview

General

Weis Markets is a conventional supermarket chain that operates 197 retail stores with approximately 23 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia, and West Virginia. Approximately 95% of Weis Markets associates are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at certain locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; 3 Day Sale; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 56% of product supplied to stores with the remaining being supplied by direct store vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, water, ice, ice cream and fresh meat products. The corporate offices are located in Sunbury, Pennsylvania where the Company was founded in 1912.

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

Strategic Imperatives

The following strategic imperatives continue to be focused upon by the Company to attempt to ensure the success of the Company in the coming years:

●	Establish a Sales Driven Culture – The Company continues to focus on sales and profits growth, improved operating practices, increased productivity and positive cash flow. The Company believes disciplined growth will increase its market share and operating profits, resulting in enhanced shareholder value. The Company’s method of driving sales includes focused preparation and execution of sales programs, investing in new stores and remodels, and strategic acquisitions. Communicating clear executable standards and aligning performance measures across the organization will help to instill a sales-driven operating environment.
●	Build and Support Human Capital – The Company believes that talent is a business differentiator and is committed to creating a sustainable competitive advantage through the selection, development and promotion of talented, highly motivated people. The Company believes that establishing a learning culture supports its commitment to be an employer of choice and helps drive customer engagement with its associates. Improvements in the Company’s talent management and development will help drive business impact while providing internal career opportunities. The Company continues to grow leaders at every level throughout the organization by creating a culture of mentoring, coaching and leveraging on-the-job assignments for continued development. The Company believes that a strong employment brand is necessary to attract and retain top talent and affects its ability to compete and execute strategic plans. The Company will continue to assess and upgrade underlying technologies to support human capital development as a strategic imperative for future growth.
●	Become More Relevant to Consumers – Understanding the consumer is crucial to the Company’s strategic plan. The Company will develop and cultivate a culture where it is continually “on trend” with its consumers at the current time and where they are going next. The Company researches and studies the wants and needs of core consumers and casual consumers. It measures customer satisfaction and shares insights across the organization to improve communication between Management and its consumers. The Company uses consumer data to measure the value of programs offered and support consumer attraction and retention. The Company believes that its private brand products exceed consumer expectations and will continue to focus on the value and attribute messaging to drive organic growth.
●	Create Meaningful Differentiation – The Company recognizes the need to offer a compelling reason for customers to choose them over other channels. The Company has identified product pricing and promotion, customer shopping experience, and merchandising strategies as critical components of future success. The Company recognizes that the core of the strategy will focus on alignment of merchandising programs that foster customer engagement supported by a shopping experience that surpasses customers’ expectations. As part of this strategy, Management is committed to offering its customers a strong combination of quality, service and value.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview (continued)

●	Develop and Align Organizational Capabilities – The Company will elevate organizational capacity to support decision effectiveness and deliver consistent execution. To support this strategy the Company will assess organizational capacity to support the Company’s strategic direction. The Company will align business functions and processes to enhance key capabilities and to support scalability of operations. Continued investments in information technology systems to improve associate engagement, increase productivity, and provide valuable insight into customer behavior/shopping trends will remain a focus of the Company. The Company believes these systems will continue to play a key role in the measurement of the Company’s strategic decisions and financial returns.
●	Focus on Sustainability Strategies – The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and community impact. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on the environment. The Company’s most recently published sustainability report is located at: https://www.weismarkets.com/sustainability.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by the COVID-19 pandemic, inflation and declining government benefits, Management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following table provides the two-year stacked comparable store sales, excluding fuel and adjusted for an additional week in 2022 for the fiscal years ended December 30, 2023, and December 31, 2022, as well as fiscal years ended December 31, 2022, and December 25, 2021, respectively.

	Percentage Change
	Year Ended
	2023 vs. 2022	2022 vs. 2021
Comparable store sales, adjusted for an additional week in 2022, excluding fuel (individual year)	2.3%	7.5%
Comparable store sales, adjusted for an additional week in 2022, excluding fuel (two-year stacked)	9.8
Comparable store sales, adjusted for an additional week in 2022 (individual year)	1.7	8.8
Comparable store sales, adjusted for an additional week in 2022 (two-year stacked)	10.5
Comparable store sales, excluding fuel (individual year)	0.3	9.5
Comparable store sales, excluding fuel (two-year stacked)	9.8
Comparable store sales (individual year)	(0.2)	10.9%
Comparable store sales (two-year stacked)	10.7%

The 2023 and 2021 years were comprised of 52 weeks, whereas the 2022 year was comprised of 53 weeks.

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

Analysis of Consolidated Statements of Income

				Percentage Change
(amounts in thousands except per share amounts)	2023	2022	2021	2023 vs.	2022 vs.
For the Fiscal Years Ended December 30, 2023, December 31, 2022 and December 25, 2021	(52 Weeks)	(53 Weeks)	(52 Weeks)	2022	2021
Net sales	$4,696,950	$4,695,943	$4,224,417	0.0%	11.2%
Cost of sales, including advertising, warehousing and distribution expenses	3,535,009	3,514,029	3,108,710	0.6	13.0
Gross profit on sales	1,161,941	1,181,914	1,115,707	(1.7)	5.9
Gross profit margin	24.7%	25.2%	26.4%
Operating, general and administrative expenses	1,024,755	1,024,862	968,996	(0.0)	5.8
O, G & A, percent of net sales	21.8%	21.8%	22.9%
Income from operations	137,186	157,052	146,711	(12.6)	7.0
Operating margin	2.9%	3.3%	3.5%
Investment income (loss) and interest expense	13,162	(82)	5,007	16151.2	(101.6)
Investment income (loss) and interest expense, percent of net sales	0.3%	0.0%	0.1%
Other income (expense)	(3,652)	3,807	(3,411)	(195.9)	211.6
Other income (expense), percent of net sales	(0.1)%	0.1%	(0.1)%
Income before provision for income taxes	146,696	160,777	148,307	(8.8)	8.4
Income before provision for income taxes, percent of net sales	3.1%	3.4%	3.5%
Provision for income taxes	42,868	35,581	39,458	20.5	(9.8)
Effective income tax rate	29.2%	22.1%	26.6%
Net income	$103,828	$125,196	$108,849	(17.1)%	15.0%
Net income, percent of net sales	2.2%	2.7%	2.6%
Basic and diluted earnings per share	$3.86	$4.65	$4.05	(17.0)%	14.8%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2023 vs.	2022 vs.
	2022	2021
Net sales, adjusted for an additional week in 2022, excluding fuel	2.6%	7.5%
Net sales, adjusted for an additional week in 2022	1.9	8.8
Net sales, excluding fuel	0.6	9.6
Net sales	0.0	11.2
Comparable store sales excluding fuel	0.3	9.5
Comparable store sales	(0.2)%	10.9%

The 2023 and 2021 years were comprised of 52 weeks, whereas the 2022 year was comprised of 53 weeks.

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

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Seasonally Adjusted Food-at-Home Consumer Price Index increased 5.0% in 2023, 11.4% in 2022, 3.5% in 2021. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the 52-week average price of gasoline in the Central Atlantic States decreased 10.1%, or $0.42 cents per gallon, in 2023 compared to the 53-week average in 2022. The 53-week average price of gasoline in the Central Atlantic States, according to the U.S. Department of Energy, increased 31.4%, or $1.00 per gallon, in 2022 compared to the 52-week average in 2021.

Comparable store sales, excluding fuel and adjusted for the 53rd week in 2022, increased for all years presented. Comparable store sales, including fuel, decreased year over year. On a comparable store sales basis pharmacy services increased in sales. Comparable store sales, adjusted for an additional week in 2022 increased 2.3% excluding fuel and 1.7% including fuel for 2023 compared to 2022. The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 188 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers in all 197 of its locations via multiple grocery delivery partners.

During 2023, the Company’s net sales were negatively impacted by declining government benefits. Although the Company experienced retail inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary indicators in the food retail industry. Management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors. Management remains confident in its ability to generate long-term sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company’s competitive position.

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of discounts and allowances), net advertising costs, warehousing costs, transportation costs, as well as manufacturing facility costs. Increased sales volume resulted in an increase in cost of sales. Both direct product cost and distribution cost increase when sales volume increases.

Gross profit rate was 24.7% in 2023, 25.2% in 2022, 26.4% in 2021. The decrease in gross profit rate is attributable to increased pharmacy and fuel sales, which have a lower gross profit margin than grocery sales; and higher product and supply chain costs.

The Company experienced unfavorable non-cash LIFO inventory valuation adjustments, decreasing gross profit by $6.7 million, $29.2 million and $4.0 million in 2023, 2022 and 2021, respectively.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 59.9% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased 0.1% in 2023 compared to 2022 and decreased 0.5% in 2022 compared to 2021. Direct store labor expenses increased slightly in 2023 compared to 2022 due to flat net sales results for the same period. Direct store labor increased in 2022 compared to 2021, as sales increases outpaced the labor expense increase causing the rate to fall, primarily due to the fixed component of store labor. Management continues to monitor store labor efficiencies and develop labor standards to reduce costs while maintaining the Company’s customer service expectations. During 2023, the Company completed a multi-year initiative to install or upgrade self-checkouts in its stores in response to customer preference and labor supply, including adding convertible dual-use checkout lanes.

The Company’s self-insured health care benefit expenses decreased by 18.0% and 8.5% in 2023 and 2022, respectively. As a percent of sales, the Company’s self-insured health care benefit expenses decreased by 0.1% and 0.2%, in 2023 and 2022, respectively.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $98.0 million, or 2.1% of net sales, for 2023 compared to $94.6 million, or 2.0% of net sales, for 2022 compared to $93.8 million, or 2.2% of net sales, for 2021. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2023 vs. 2022
(amounts in thousands)	Increase	Increase (Decrease)
December 30, 2023	(Decrease)	as a % of sales
Associate insurance benefits expense	$(6,338)	(0.1)%
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	3,999	0.1
Repairs and maintenance expense	3,563	0.1
Other expenses (Employee expense, utilities, technology, asset disposals and insurance proceeds)	(1,324)	(0.1)

	2022 vs. 2021
(amounts in thousands)	Increase	Increase (Decrease)
December 31, 2022	(Decrease)	as a % of sales
Employee expense	$18,910	(1.0)%
Utilities expense	12,375	0.2
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	5,389	(0.3)
Other expenses (financial service fees, technology, repairs and maintenance, supplies)	21,209	0.1

The majority of the increases in other expenses from 2022 to 2023 were technology expenses due to more third-party information technology subscription and consulting services and less asset disposals and insurance proceeds. The majority of the increases in other expenses from 2021 to 2022 were higher financial service fees due to more sales transaction dollars paid with debit and credit cards and more third-party information technology subscription and consulting services.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Provision for Income Taxes

The effective income tax rate was 29.2%, 22.1% and 26.6% in 2023, 2022, and 2021, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes as well as nondeductible employee-related expenses. The Company reduced its provision for income taxes by $5.5 million in 2022 primarily due to the effects of Pennsylvania House Bill 1342 which was enacted on July 8, 2022. The bill made significant changes to the Commonwealth’s corporate income tax laws which included lowering the tax rate gradually from 9.99% in 2022 to 4.99% in 2031.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 30, 2023, the availability under the revolving credit agreement was $22.3 million with $7.7 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 30 years and four high yield, large capitalized public company equity securities. The portfolio totaled $226.0 million as of December 30, 2023. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed. See “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more details regarding the Company’s market risk.

The Company’s capital expenditure program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management continues to reinvest in its long-term capital expenditure program including plans to complete multiple carryover projects from 2022 and 2023 that were delayed due to labor and supply chain disruptions. The Company anticipates to fund the long-term capital expenditure program, the acquisition of retail stores, the construction of additional distribution facilities, repurchases of common stock, and cash dividends on common stock through its cash and cash equivalents, marketable securities, cash flows from operating activities, and revolving credit agreement.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

Total cash dividend payments on common stock, on a per share basis, amounted to $1.36 in 2023, $1.30 in 2022 and $1.25 in 2021. The Company increased its quarterly dividend from 32 cents per share to 34 cents per share in the fourth quarter of 2022. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the financial condition of the Company, results of operations and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Cash Flow Information

(amounts in thousands)
For the Fiscal Years Ended December 30, 2023,	2023	2022	2021	2023 vs.	2022 vs.
December 31, 2022 and December 25, 2021	(52 weeks)	(53 Weeks)	(52 weeks)	2022	2021
Net cash provided by (used in):
Operating activities	$201,602	$218,024	$227,709	$(16,422)	$(9,685)
Investing activities	(138,800)	(111,107)	(244,650)	(27,693)	133,543
Financing activities	(36,582)	(34,968)	(33,623)	(1,614)	(1,345)

Operating

Cash flows from operating activities decreased in 2023 as compared to 2022 and 2021, respectively. The decrease in 2023 from 2022 is due to lower net income and in 2022 from 2021 is due to increases in inventory.

Investing

Property and equipment purchases totaled $104.0 million in 2023, $122.2 million in 2022 and $151.8 million in 2021. As a percentage of sales, capital expenditures totaled 2.2% in 2023, 2.5% in 2022 and 3.6% in 2021. Multiple projects from 2022 and 2023 are expected to be completed in 2024 due to labor and supply chain disruptions. The Company significantly increased its marketable securities holdings in 2023 by approximately $39.5 million and in 2022 the Company maintained its marketable securities portfolio.

Financing

The Company paid dividends of $36.6 million in 2023, $35.0 million in 2022 and $33.6 million in 2021. The Company increased its quarterly dividend from 32 cents per share to 34 cents per share in the fourth quarter of 2022. The Company previously increased its quarterly dividend from 31 cents per share to 32 cents per share in the fourth quarter of 2021.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 30, 2023.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$209,042	$47,918	$80,001	$47,902	$33,220
Total	$209,042	$47,918	$80,001	$47,902	$33,220

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

WEIS MARKETS, INC.

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 30, 2023	2024	2025	2026	2027	2028	Thereafter	Total	Dec. 30, 2023
Rate sensitive assets:
Fixed interest rate securities	$96,870	$31,450	$16,000	$13,459	$14,090	$48,280	$220,149	$221,080
Average interest rate	4.39%	4.19%	3.55%	3.43%	3.58%	3.70%	3.80%

Other Relevant Market Risks

The Company’s equity securities at December 30, 2023 had a fair value of $4.9 million. The dividend yield realized on these equity investments was 6.2% in 2023. By their nature, both the fixed interest rate securities and the equity investments inherently expose the holders to market risk. The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the Company believes that its exposure in this area is not material.

The Company’s revolving credit agreement is exposed to interest rate fluctuations to the extent of changes in the SOFR rate. The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility.

Item 8.   Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except shares)	December 30, 2023	December 31, 2022
Assets
Current:
Cash and cash equivalents	$184,217	$157,997
Marketable securities	225,991	186,419
SERP investment	26,651	22,696
Accounts receivable, net	65,092	50,863
Inventories	296,157	293,274
Prepaid expenses and other current assets	34,107	29,921
Total current assets	832,214	741,170
Property and equipment, net	961,353	970,913
Operating lease right-to-use	174,208	175,952
Goodwill	52,330	52,330
Intangible and other assets, net	19,527	18,785
Total assets	$2,039,632	$1,959,150

Liabilities
Current:
Accounts payable	$226,164	$206,849
Accrued expenses	42,676	57,431
Operating leases	40,658	43,527
Accrued self-insurance	18,353	19,416
Deferred revenue, net	12,416	11,774
Income taxes payable	516	6,354
Total current liabilities	340,782	345,351
Postretirement benefit obligations	29,032	25,270
Accrued self-insurance	25,174	23,712
Operating leases	142,345	142,424
Deferred income taxes	118,091	111,225
Other	9,871	9,334
Total liabilities	665,296	657,316
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,516,438	1,449,191
Accumulated other comprehensive income (loss) (Net of deferred taxes of $430 in 2023 and $2,342 in 2022)	(1,193)	(6,449)
	1,525,194	1,452,691
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,374,337	1,301,834
Total liabilities and shareholders’ equity	$2,039,632	$1,959,150

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 30, 2023,	2023	2022	2021
December 31, 2022 and December 25, 2021	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$4,696,950	$4,695,943	$4,224,417
Cost of sales, including advertising, warehousing and distribution expenses	3,535,009	3,514,029	3,108,710
Gross profit on sales	1,161,941	1,181,914	1,115,707
Operating, general and administrative expenses	1,024,755	1,024,862	968,996
Income from operations	137,186	157,052	146,711
Investment income (loss) and interest expense	13,162	(82)	5,007
Other income (expense)	(3,652)	3,807	(3,411)
Income before provision for income taxes	146,696	160,777	148,307
Provision for income taxes	42,868	35,581	39,458
Net income	$103,828	$125,196	$108,849

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.36	$1.30	$1.25
Basic and diluted earnings per share	$3.86	$4.65	$4.05

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)
For the Fiscal Years Ended December 30, 2023,	2023	2022	2021
December 31, 2022 and December 25, 2021	(52 weeks)	(53 weeks)	(52 weeks)
Net income	$103,828	$125,196	$108,849
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $1,912, $3,011 and $630, respectively)	5,255	(8,135)	(1,599)
Other comprehensive income (loss), net of tax	5,255	(8,135)	(1,599)
Comprehensive income, net of tax	$109,083	$117,061	$107,250

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 30, 2023,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 31, 2022 and December 25, 2021	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 26, 2020	33,047,807	$9,949	$1,283,737	$3,286	6,149,364	$(150,857)	$1,146,115
Net income	—	—	108,849	—	—	—	108,849
Other comprehensive income (loss), net of tax	—	—	—	(1,599)	—	—	(1,599)
Dividends paid	—	—	(33,623)	—	—	—	(33,623)
Balance at December 25, 2021	33,047,807	$9,949	$1,358,963	$1,687	6,149,364	$(150,857)	$1,219,742
Net income	—	—	125,196	—	—	—	125,196
Other comprehensive income (loss), net of tax	—	—	—	(8,135)	—	—	(8,135)
Dividends paid	—	—	(34,968)	—	—	—	(34,968)
Balance at December 31, 2022	33,047,807	$9,949	$1,449,191	$(6,449)	6,149,364	$(150,857)	$1,301,834
Net income	—	—	103,828	—	—	—	103,828
Other comprehensive income (loss), net of tax	—	—	—	5,255	—	—	5,255
Dividends paid	—	—	(36,582)	—	—	—	(36,582)
Balance at December 30, 2023	33,047,807	$9,949	$1,516,438	$(1,193)	6,149,364	$(150,857)	$1,374,337

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
(amounts in thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Cash flows from operating activities:
Net income	$103,828	$125,196	$108,849
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	108,438	104,026	102,804
(Gain) loss on disposition of fixed assets	(46)	(2,407)	1,026
Unrealized (gain) loss in value of equity securities	275	1,325	900
Deferred income taxes	4,955	(852)	12,313
Unrealized (gain) loss in SERP	(2,834)	5,653	(2,309)
Changes in operating assets and liabilities:
Inventories	(2,883)	(23,687)	(563)
Accounts receivable and prepaid expenses	(18,564)	2,436	2,727
Accounts payable and other liabilities	13,095	7,695	174
Income taxes	(5,839)	(1,005)	2,302
Other	1,176	(356)	(514)
Net cash provided by operating activities	201,602	218,024	227,709
Cash flows from investing activities:
Purchase of property and equipment	(104,010)	(122,169)	(151,800)
Proceeds from the sale of property and equipment	867	6,691	5,932
Purchase of marketable securities	(112,979)	(355,757)	(116,268)
Proceeds from the sale and maturities of marketable securities	79,518	362,237	19,680
Purchase of intangible assets	(1,075)	(819)	(208)
Change in SERP investment	(1,120)	(1,290)	(1,986)
Net cash used in investing activities	(138,800)	(111,107)	(244,650)
Cash flows from financing activities:
Dividends paid	(36,582)	(34,968)	(33,623)
Net cash used in financing activities	(36,582)	(34,968)	(33,623)
Net increase (decrease) in cash and cash equivalents	26,220	71,949	(50,564)
Cash and cash equivalents at beginning of year	157,997	86,048	136,612
Cash and cash equivalents at end of period	$184,217	$157,997	$86,048

See accompanying notes to Consolidated Financial Statements. Cash paid for income taxes was $43.8 million, $37.4 million, $24.8 million in 2023, 2022 and 2021, respectively. Cash paid for interest related to long-term debt was $41 thousand, $40 thousand, $32 thousand in 2023, 2022 and 2021, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation founded in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. The Company’s operations are reported as a single reportable segment. There was no material change in the nature of the Company’s business during fiscal 2023.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. Fiscal 2023 was comprised of 52 weeks, ending on December 30, 2023. Fiscal 2022 was comprised of 53 weeks, ending on December 31, 2022. Fiscal 2021 was comprised of 52 weeks, ending on December 25, 2021. References to years in this Annual Report relate to fiscal years.

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

The Company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 30, 2023 and December 31, 2022 totaled $118.4 million and $80.5 million, respectively.

Consumer electronic payments accepted at the point of sale, including all credit card, debit card and electronic benefits transfer transactions that process in three days or less are classified as cash equivalents. Consumer electronic payment amounts classified as cash equivalents as of December 30, 2023 and December 31, 2022 totaled $39.7 million and $42.9 million, respectively.

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

Investment amounts classified as marketable securities as of December 30, 2023 and December 31, 2022 totaled $226.0 million and $186.4 million, respectively.

Equity securities are measured at fair value and the unrealized holding gains and losses are recorded in investment income (loss) and interest expense. The Company recognized a $275 thousand loss in 2023 and a $1.3 million loss in 2022.

(g)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $2.0 million and $4.6 million as of December 30, 2023 and December 31, 2022, respectively. The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants. The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions.

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

The Company’s intangible assets and related accumulated amortization at December 30, 2023 and December 31, 2022 consisted of the following:

		December 30, 2023			December 31, 2022
		Accumulated			Accumulated
(amounts in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Liquor licenses	$15,975	$—	$15,975	$15,899	$—	$15,899
Asset acquisitions and other	3,612	1,734	1,878	2,566	1,433	1,133
Total	$19,587	$1,734	$17,853	$18,465	$1,433	$17,032

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 10 years for customer lists. Estimated amortization expense for the next five fiscal years is approximately $430 thousand in 2024, $299 thousand in 2025, $265 thousand in 2026, $168 thousand in 2027 and $146 thousand in 2028. As of December 30, 2023, the Company’s intangible assets with indefinite lives consisted of goodwill and liquor licenses.

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

Vendor allowances recorded as credits in cost of sales totaled $106.9 million in 2023, $120.0 million in 2022 and $100.1 million in 2021. Vendor paid cooperative advertising credits totaled $3.1 million in 2023, $2.9 million in 2022 and $3.4 million in 2021. These credits were netted against advertising costs within “Cost of Sales, including Advertising, Warehousing and Distribution expenses.” The Company had accounts receivable due from vendors of $450 thousand and $617 thousand for earned advertising credits and $8.8 million and $3.5 million for earned promotional discounts as of December 30, 2023 and December 31, 2022, respectively. The Company had $2.4 million and $3.3 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 30, 2023 and December 31, 2022, respectively.

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

(t)  Advertising Costs

The Company expenses advertising costs as incurred. The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $24.2 million in 2023, $23.7 million in 2022, $24.9 million in 2021 in “Cost of Sales, including Advertising, Warehousing and Distribution Expenses.”

(u)  Rental and Commission Income

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.” All leases are operating leases. Refer to Note 5 to the Consolidated Financial Statements for further disclosure on operating leases and rental income.

The Company provides a variety of services to its customers, including but not limited to lottery, money orders, third-party gift cards, and third-party bill pay services. Commission income earned from these services are recorded when earned as a component of “Operating, general and administrative expenses.” The Company recorded commission income of $17.6 million in 2023, $18.0 million in 2022, $18.9 million in 2021.

(v)  Current Relevant Accounting Standards

The Company regularly monitors recently issued accounting standards and assesses their applicability and impact. The Company believes there is one accounting standard update that has or will have a material or significant impact on the Company’s accounting policies.

The FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of reconciliation of the expected tax at the applicable statutory federal income tax rate to the reported tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by

WEIS MARKETS, INC.

nature and/or jurisdiction, disclosure of income taxes paid, net of refunds received, broken out between federal and state and local income taxes and payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed.

The disclosures required by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 28, 2024, with early adoption permitted.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Dividends from the equity securities are recognized as received. Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $9.5 million, $3.8 million and $1.6 million which included unrealized losses of $275 thousand, $1.3 million and $900 thousand in the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021, respectively.

Marketable securities, as of December 30, 2023 and December 31, 2022, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 30, 2023	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$4,910
Level 2
Corporate and municipal bonds	$177,972	$3,853	$(6,553)	175,272
Commercial Paper	44,732	1,076	—	45,808
Total	$222,704	$4,929	$(6,553)	$225,991

Gross

WEIS MARKETS, INC.

		Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,185
Level 2
Corporate and municipal bonds	$190,025	$2,110	$(10,901)	181,234
Total	$190,025	$2,110	$(10,901)	$186,419

Maturities of marketable securities classified as available-for-sale at December 30, 2023, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$93,503	$95,188
Due after one year through five years	77,187	74,573
Due after five years through ten years	16,308	15,351
Due after ten years	35,706	35,968
Total	$222,704	$221,080

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan (SERP) for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $3.7 million in the fiscal year ended December 30, 2023, investment loss of $3.8 million in the fiscal year ended December 31, 2022 and investment income of $3.4 million in the fiscal year ended December 25, 2021, respectively. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

Note 3    Inventories

Inventories, as of December 30, 2023 and December 31, 2022, were valued as follows:

(amounts in thousands)	2023	2022
LIFO	$201,683	$192,984
Average cost	94,474	100,290
Total	$296,157	$293,274

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $110.3 million and $103.6 million higher than as reported on the above methods as of December 30, 2023 and December 31, 2022, respectively.

WEIS MARKETS, INC.

Note 4    Property and Equipment

Property and equipment, as of December 30, 2023 and December 31, 2022, consisted of:

	Useful Life
(amounts in thousands)	(in years)	2023	2022
Land		$137,784	$137,132
Buildings and improvements	10-60	839,202	828,407
Equipment	3-12	1,397,659	1,313,676
Leasehold improvements	5-20	234,287	233,300
Total, at cost		2,608,932	2,512,515
Less accumulated depreciation and amortization		1,647,579	1,541,602
Total		$961,353	$970,913

Note 5    Lease Commitments

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021.

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
(amounts in thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Operating lease cost	$47,187	$48,289	$45,435
Variable lease cost	11,335	11,221	10,875
Lease or sublease income	(10,210)	(9,744)	(10,055)
Net lease cost	$48,312	$49,766	$46,255

The following is a schedule by year of the future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received as of December 30, 2023.

(amounts in thousands)	Leases	Subleases
2024	$47,918	$(4,560)
2025	44,439	(3,985)
2026	35,562	(3,121)
2027	27,515	(2,522)
2028	20,387	(1,710)
Thereafter	33,220	(3,614)
Total Lease Payments	$209,042	$(19,513)
Less: Interest	26,038	—
Present value of lease liabilities	183,003	(19,513)

The following is a schedule of weighted-average remaining lease terms and weighted-average discount rates as of December 30, 2023, December 31, 2022, and December 25, 2021.

Lease Term and Discount Rate	December 30, 2023	December 31, 2022	December 25, 2021
Weighted-average remaining lease term	3.63	3.85	4.11
Weighted-average discount rate	3.43%	2.81%	2.73%

The following is a schedule of supplemental cash flow information related to leases as of December 30, 2023, December 31, 2022, and December 25, 2021.

(amounts in thousands)	December 30, 2023	December 31, 2022	December 25, 2021
Cash paid for amounts included in the measurement of operating lease liabilities	48,476	48,744	47,799
Right of use assets obtained in exchange for operating lease liabilities	39,928	27,364	31,663

WEIS MARKETS, INC.

Note 6    Retirement Plans

The following is a schedule of the retirement plan costs for the fiscal years ended December 30, 2023, December 31, 2022 and December 25, 2021.

(amounts in thousands)	2023	2022	2021
Retirement savings plan	5,882	5,155	3,692
Profit Sharing	—	—	2,450
Deferred compensation plan	821	815	810
Supplemental executive retirement plan	875	709	703
Total	$7,578	$6,679	$7,655

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

The Company maintains a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. Currently, there are no active officers in the plan. The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate. The plan is unfunded and accounted for on an accrual basis. The recorded liability at December 30, 2023 is $3.4 million which is based on expected payments to be made over the remaining lives of the beneficiaries. This amount is included in “Accrued expenses” and “Postretirement benefit obligations” in the Consolidated Balance Sheets. The expected payment amounts are approximately $1.0 million for 2024 and for the years thereafter dependent on the lives of the beneficiaries.

The Company also maintains a non-qualified supplemental executive retirement plan covering highly compensated associates. This plan is designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. This plan is unfunded and accounted for on an accrual basis. Plan participants are 100% vested in their accounts after three years of service with the Company. Benefits are distributed among participants upon termination or retirement. Substantial risk of benefit forfeiture does exist for participants in this plan. The present value of accumulated benefits amounted to $26.7 million and $22.7 million at December 30, 2023 and December 31, 2022, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

Note 7    Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzed store operational revenues by geographical area but each area offers customers similar product, has similar distribution methods, and supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following table represents net sales by product category for years ending December 30, 2023, December 31, 2022 and December 25, 2021.

	52 Weeks Ended		53 Weeks Ended		52 Weeks Ending
(amounts in thousands)	December 30, 2023		December 31, 2022		December 25, 2021
Grocery	$3,921,041	83.5%	$3,978,397	84.7%	$3,633,023	86.1%
Pharmacy	527,010	11.2	441,840	9.4	399,128	9.4
Fuel	239,665	5.1	263,265	5.6	183,631	4.3
Manufacturing	9,233	0.2	12,441	0.3	8,635	0.2
Total net sales	$4,696,950	100.0%	$4,695,943	100.0%	$4,224,417	100.0%

WEIS MARKETS, INC.

Note 8    Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 25, 2021	$1,687
Other comprehensive income (loss)	(8,135)
Net current period other comprehensive income (loss)	(8,135)
Accumulated other comprehensive income (loss) balance as of December 31, 2022	$(6,449)
Other comprehensive income (loss)	5,255
Net current period other comprehensive income (loss)	5,255
Accumulated other comprehensive income (loss) balance as of December 30, 2023	$(1,193)

Note 9    Income Taxes

(amounts in thousands)	2023	2022	2021
Current:
Federal	$28,392	$28,536	$20,771
State	9,521	7,896	6,374
Deferred:
Federal	955	3,191	8,074
State	4,000	(4,042)	4,239
Total	$42,868	$35,581	$39,458

The reconciliation of income taxes has been computed at the federal statutory rate of 21% in 2023, 2022 and 2021. Ending deferred tax liability has been computed at the federal statutory rate of 21%.

(amounts in thousands)	2023	2022	2021
Income taxes at federal statutory rate	$30,806	$33,763	$31,144
State income taxes, net of federal income tax benefit	9,800	4,700	6,207
Nondeductible employee-related expenses	2,709	2,235	2,530
State deferred rate change	—	(5,462)	-
Other	(448)	345	(423)
Provision for income taxes	$42,868	$35,581	$39,458

The effective income tax rate was 29.2%, 22.1% and 26.6% in 2023, 2022, and 2021, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes as well as nondeductible employee-related expenses. The Company reduced its provision for income taxes by $5.5 million in 2022 primarily due to the effects of Pennsylvania House Bill 1342 which was enacted on July 8, 2022. The bill made significant changes to the Commonwealth’s corporate income tax laws which included lowering the tax rate gradually from 9.99% in 2022 to 4.99% in 2031.

Cash paid for federal income taxes was $23.0 million, $29.4 million and $20.4 million in 2023, 2022 and 2021 respectively. Cash paid for state income taxes was $20.8 million, $8.0 million and $4.4 million in 2023, 2022 and 2021 respectively.

WEIS MARKETS, INC.

Note 9    Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 30, 2023 and December 31, 2022, are:

(amounts in thousands)	2023	2022
Deferred tax assets:
Accounts receivable	$540	$1,195
Employment incentives	4,855	6,329
Self-insurance liability	9,155	8,717
Postretirement benefit obligations	6,565	5,963
Net operating loss and credit carryforwards	2,153	5,009
Unrecognized tax benefits	1,341	2,869
174 R&D Capitalization	2,307	426
Other	683	675
Total deferred tax assets	27,599	31,183
Deferred tax liabilities:
Inventories	(12,225)	(13,398)
Unrealized gains on marketable securities	(554)	1,280
Prepaids	(6,290)	(5,570)
Depreciation	(126,621)	(124,720)
Total deferred tax liabilities	(145,690)	(142,408)
Net deferred tax liability	$(118,091)	$(111,225)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(amounts in thousands)	2023	2022
Unrecognized tax benefits at beginning of year	$13,661	$10,036
Increases based on tax positions related to the current year	—	2,376
Additions for tax positions of prior year	—	1,249
Reductions for tax positions of prior years	(948)	—
Settlements	(6,329)	—
Expiration of the statute of limitations for assessment of taxes	—	—
Unrecognized tax benefits at end of year	$6,384	$13,661

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0 in 2023, $3.6 million in 2022 and $1.7 million in 2021.

The Company or one of its subsidiaries files tax returns in the United States and various state jurisdictions. The tax years subject to examination in the United States and in Pennsylvania, where the majority of the Company’s revenues are generated, are 2018 to 2023.

The Company has net operating loss carryforwards of $14 million available for state income tax purposes. The net operating losses will begin to expire starting in 2027. The Company expects to fully utilize these net operating loss carryforwards.

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

Note 12    Long-Term Debt

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 30, 2023, the availability under the revolving credit agreement was $22.3 million with $7.7 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

Interest expense related to long-term debt was $41 thousand, $32 thousand and $32 thousand for 2023, 2022 and 2021, respectively.

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and its subsidiaries (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the 52 week period ended December 30, 2023, the 53 week period ended December 31, 2022 and the 52 week period ended December 25, 2021, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for the 52 week period ended December 30, 2023, the 53 week period ended December 31, 2022 and the 52 week period ended December 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 28, 2024, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Income taxes

As described in Notes 1 and 9 of the consolidated financial statements, the Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. The Company’s provision for income taxes is impacted based on interpretations of various state income tax laws. Management prepared the Company’s provision for state income taxes using significant judgment when interpreting the provisions of state tax regulations and assessing the positions taken as a result of these considerations as to whether or not the amount of benefit recorded would be more likely than not to be sustained upon examination.

We identified the evaluation of the Company’s provision for state income taxes and its assessment of more likely than not surrounding state tax positions as a critical audit matter due to the significant judgments made by management when assessing the complex provisions of the tax laws and regulations. Auditing the matter required significant auditor judgment and increased audit effort, including the use of our state tax professionals, in evaluating the recorded results of management’s tax positions and their assessment of the sustainability of these tax positions.

WEIS MARKETS, INC.

Our audit procedures related to the Company’s provision for state income taxes and its assessment of more likely than not surrounding state tax positions include the following, among others:

•We obtained an understanding of the relevant controls related to the determination of current and deferred taxes and the assessment of more likely than not surrounding state tax positions and tested such controls for design and operating effectiveness.

•We involved our state tax professionals to assist in evaluating the application of state tax regulations. Our professionals developed an independent assessment of interpretations of state tax positions requiring significant judgement and compared them to the Company’s recorded positions.

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

Our audit procedures related to the Company’s RIM inventory include the following, among others:

•We obtained an understanding of the relevant controls, including IT general controls, surrounding the retail inventory valuation process and tested such controls for design and operating effectiveness, including automated processes and transactional data interfaces and management’s review controls over these data inputs and the Company’s RIM calculation outputs.

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

February 28, 2024

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Weis Markets, Inc.'s (the Company) internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the 52 week period ended December 30, 2023, the 53 week period ended December 31, 2022 and the 52 week period ended December 25, 2021, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index, and our report dated February 28, 2024 expressed an unqualified opinion.

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

February 28, 2024

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on the Company’s evaluation, Management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2023.

RSM US LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 30, 2023. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2023, Management implemented a new enterprise resource planning system (“ERP”) for human capital management and financial management. As a result, Management revised certain existing internal controls, processes, and procedures. There are inherent risks in implementing an ERP system and, accordingly, Management will continue to evaluate the design and operating effectiveness of these controls. Other than the ERP system implementation, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.   Other Information:

There was no information required on Form 8-K during this quarter that was not reported.

Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None.

WEIS MARKETS, INC.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Information about our Executive Officers,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership” of the 2024 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

Item 11.   Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the 2024 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the 2024 Weis Markets, Inc. definitive proxy statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the 2024 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the 2024 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

PART IV

Item 15.   Exhibits, Financial Statement Schedules:

(a)(1)- The Company’s 2023 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

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

10-B	Supplemental Executive Retirement Plan, filed as exhibit 10-B in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and incorporated herein by reference. *
10-D	Supplemental Executive Retirement Plan Amendment, filed as exhibit 10-D in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and incorporated herein by reference. *
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

Executive Employment Agreement between the Company and Jonathan H Weis, Chairman, President and Chief Executive Officer, signed on March 22, 2023 effective January 1, 2023 and continuing thereafter through December 31, 2025, filed as Exhibit 10.1 to Form 8-K March 24, 2023 and incorporated herein by reference. *

21	Subsidiaries of the Registrant, filed with this Annual Report on Form 10-K
31.1	Rule 13a-14(a) Certification - CEO, filed with this Annual Report on Form 10-K
31.2	Rule 13a-14(a) Certification - CFO, filed with this Annual Report on Form 10-K
32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this Annual Report on Form 10-K
97	Policy Relating to Recovery of Erroneously Awarded Compensation
*	Management contract or compensatory plan arrangement.

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

WEIS MARKETS, INC.

Item 15(c)(3).   Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(amounts in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe	Describe (1)	Period
Fiscal Year ended December 30, 2023:
Deducted from asset accounts:
Allowance for uncollectible accounts	$4,577	$73	$—	$2,609	$2,041

Fiscal Year ended December 31, 2022:
Deducted from asset accounts:
Allowance for uncollectible accounts	$3,451	$2,489	$—	$1,363	$4,577

Fiscal Year ended December 25, 2021:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,427	$2,986	$—	$1,962	$3,451
(1)	Deductions are uncollectible accounts written off, net of recoveries.

Item 16.   Form 10-K Summary:

None.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	2/28/2024	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	2/28/2024	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date	2/28/2024	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Date	2/28/2024	/S/Harold G. Graber
Harold G. Graber
Senior Vice President of Real Estate and Development
and Secretary
and Director

Date	2/28/2024	/S/Dennis G. Hatchell
Dennis G. Hatchell
Director

Date	2/28/2024	/S/Edward J. Lauth III
Edward J. Lauth III
Director

Date	2/28/2024	/S/Gerrald B. Silverman
Gerrald B. Silverman
Director

Date	2/28/2024	/S/Jeanette R. Rogers
Jeanette R. Rogers

WEIS MARKETS, INC.

Vice President, Corporate Controller
(Principal Accounting Officer)