Form 10-Q
period 2024-03-30
WEIS MARKETS INC
filed 2024-05-09
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

or

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

As of May 9, 2024, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	March 30, 2024	December 30, 2023
Assets
Current:
Cash and cash equivalents	$136,184	$184,217
Marketable securities	261,341	225,991
SERP investment	29,156	26,651
Accounts receivable, net	66,080	65,092
Inventories	295,761	296,157
Prepaid expenses and other current assets	34,976	34,107
Total current assets	823,499	832,214
Property and equipment, net	970,127	961,353
Operating lease right-to-use	166,089	174,208
Goodwill	52,330	52,330
Intangible and other assets, net	20,799	19,527
Total assets	$2,032,843	$2,039,632

Liabilities
Current:
Accounts payable	$224,849	$226,164
Accrued expenses	24,957	42,676
Operating leases	40,413	40,658
Accrued self-insurance	19,124	18,353
Deferred revenue, net	9,737	12,416
Income taxes payable	7,971	516
Total current liabilities	327,051	340,782
Postretirement benefit obligations	30,736	29,032
Accrued self-insurance	25,165	25,174
Operating leases	134,184	142,345
Deferred income taxes	117,527	118,091
Other	10,277	9,871
Total liabilities	644,941	665,296
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,530,458	1,516,438
Accumulated other comprehensive income (loss) (Net of deferred taxes of $455 in 2024 and $430 in 2023)	(1,648)	(1,193)
	1,538,759	1,525,194
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,387,902	1,374,337
Total liabilities and shareholders’ equity	$2,032,843	$2,039,632
See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(amounts in thousands, except shares and per share amounts)	March 30, 2024	April 1, 2023
Net sales	$1,178,168	$1,144,974
Cost of sales, including advertising, warehousing and distribution expenses	887,194	859,185
Gross profit on sales	290,974	285,789
Operating, general and administrative expenses	263,610	253,171
Income from operations	27,364	32,618
Investment income (loss) and interest expense	5,552	3,798
Other income (expense)	(1,401)	(1,258)
Income before provision for income taxes	31,514	35,158
Provision for income taxes	8,349	9,344
Net income	$23,165	$25,814

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.34	$0.34
Basic and diluted earnings per share	$0.86	$0.96
See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
Net income	$23,165	$25,814
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $163 and $632, respectively for the thirteen weeks ended)	(455)	1,707
Other comprehensive income gain (loss), net of tax	(455)	1,707
Comprehensive income, net of tax	$22,710	$27,521
See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
March 30, 2024 and April 1, 2023	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 30, 2023	33,047,807	$9,949	$1,516,438	$(1,193)	6,149,364	$(150,857)	$1,374,337
Net income	—	—	23,165	—	—	—	23,165
Other comprehensive income (loss), net of tax	—	—	-	(455)	—	—	(455)
Dividends paid	—	—	(9,145)	—	—	—	(9,145)
Balance at March 30, 2024	33,047,807	$9,949	$1,530,458	$(1,648)	6,149,364	$(150,857)	$1,387,902

Balance at December 31, 2022	33,047,807	$9,949	$1,449,191	$(6,449)	6,149,364	$(150,857)	$1,301,834
Net income	—	—	25,814	—	—	—	25,814
Other comprehensive income (loss), net of tax	—	—	—	1,707	—	—	1,707
Dividends paid	—	—	(9,145)	—	—	—	(9,145)
Balance at April 1, 2023	33,047,807	$9,949	$1,465,860	$(4,741)	6,149,364	$(150,857)	$1,320,211
See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
Cash flows from operating activities:
Net income	$23,166	$25,814
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	27,447	26,688
(Gain) loss on disposition of fixed assets	220	1
Unrealized (gain) loss in value of equity securities	(234)	(325)
Deferred income taxes	(407)	2,549
Unrealized (gain) loss in SERP	(1,306)	(1,196)
Changes in operating assets and liabilities:
Inventories	395	(14,526)
Accounts receivable and prepaid expenses	(1,857)	1,410
Accounts payable and other liabilities	(20,175)	(40,190)
Income taxes	7,455	6,615
Other	(466)	1,104
Net cash provided by operating activities	34,239	7,944
Cash flows from investing activities:
Purchase of property and equipment	(35,530)	(17,731)
Proceeds from the sale of property and equipment	32	16
Purchase of marketable securities	(62,814)	(35,958)
Proceeds from the sale and maturities of marketable securities	26,798	10,372
Purchase of intangible assets	(419)	(6)
Change in SERP investment	(1,192)	86
Net cash used in investing activities	(73,125)	(43,221)
Cash flows from financing activities:
Dividends paid	(9,145)	(9,145)
Net cash used in financing activities	(9,145)	(9,145)
Net increase (decrease) in cash and cash equivalents	(48,031)	(44,422)
Cash and cash equivalents at beginning of year	184,217	157,997
Cash and cash equivalents at end of period	$136,185	$113,575

See accompanying notes to Condensed Consolidated Financial Statements. In the first thirteen weeks of 2024, there was $1.3 million cash paid for income taxes compared to $179 thousand in 2023 for the same period. Cash paid for interest related to long-term debt was $16 thousand and $8 thousand in the first thirteen weeks of 2024 and 2023, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Significant Accounting Policies

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included. The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited Condensed Consolidated Financial Statements and there were no material subsequent events which require additional disclosure. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s latest Annual Report on Form 10-K.

(2) Current Relevant Accounting Standards

The Company regularly monitors recently issued accounting standards and assesses their applicability and impact. The Company believes that there are no accounting standard updates that have or will have a material or significant impact on the Company’s accounting policies.

The FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of reconciliation of the expected tax at the applicable statutory federal income tax rate to the reported tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by nature and/or jurisdiction, disclosure of income taxes paid, net of refunds received, broken out between federal and state and local income taxes and payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed.

The disclosures required by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 28, 2024, with early adoption permitted.

(3) Marketable Securities

The Company’s marketable securities are all classified as available-for-sale within “Current Assets” in the Company’s Condensed Consolidated Balance Sheets. The Financial Accounting Standards Board (FASB) has established three levels of inputs that may be used to measure fair value:

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

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment gain of $4.1 million in the thirteen weeks ended March 30, 2024, which included an unrealized gain in equity securities of $234 thousand. In the thirteen weeks ended April 1, 2023, the Company recognized investment gain of $2.5 million, which included an unrealized gain in equity securities of $325 thousand.

Marketable securities, as of March 30, 2024 and December 30, 2023, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
March 30, 2024	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,144
Level 2
Corporate and municipal bonds	$170,489	$3,382	$(6,886)	166,985
Commercial Paper	87,950	1,262	—	89,212
Total	$258,439	$4,644	$(6,886)	$261,341

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 30, 2023	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$4,910
Level 2
Corporate and municipal bonds	$177,972	$3,853	$(6,553)	175,272
Commercial paper	44,732	1,076	—	45,808
Total	$222,704	$4,929	$(6,553)	$225,991

Maturities of marketable securities classified as available-for-sale at March 30, 2024, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$137,219	$139,073
Due after one year through five years	67,518	64,497
Due after five years through ten years	14,565	13,685
Due after ten years	39,137	38,942
Total	$258,439	$256,197

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Condensed Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment income of $1.4 million in the thirteen weeks ended March 30, 2024, and investment income of $1.3 million in the same period in 2023. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 30, 2023	$(1,193)
Other comprehensive income (loss)	(455)
Net current period other comprehensive income (loss)	(455)
Accumulated other comprehensive income (loss) balance as of March 30, 2024	$(1,648)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was amended on September 29, 2023, and matures on October 1, 2027. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of March 30, 2024, the availability under the Credit Agreement was $22.3 million, net of $7.7 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

Interest expense related to long-term debt was $16 thousand and $8 thousand in the thirteen weeks ended March 30, 2024, and April 1, 2023, respectively.

(6) Revenue Recognition

The Chief Operating Officer, the Company’s chief operating decision maker, analyzes store operational revenues by geographical area but each area offers customers similar products, has similar distribution methods, and is supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following tables represent net sales by type of product for the thirteen weeks ended March 30, 2024, and April 1, 2023:

	13 Weeks Ended
(amounts in thousands)	March 30, 2024		April 1, 2023
Grocery	$981,014	83.3%	$969,813	84.7%
Pharmacy	141,223	12.0	118,629	10.4
Fuel	53,398	4.5	53,691	4.7
Manufacturing	2,533	0.2	2,841	0.2
Total net sales	$1,178,168	100.0%	$1,144,974	100.0%

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7) Leases

As of March 30, 2024, the Company leased approximately 49% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen weeks ended March 30, 2024, and April 1, 2023.

	13 Weeks Ended
(amounts in thousands)	March 30, 2024	April 1, 2023
Operating lease cost	$11,652	$11,792
Variable lease cost	2,759	2,839
Lease or sublease income	(2,620)	(2,481)
Net lease cost	$11,792	$12,150

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Company Summary

Weis Markets is a conventional supermarket chain that operates 196 retail stores with over 23 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. Approximately 95% of Weis Markets associates are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at certain locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; 3 Day Sale; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 53% of products with the remaining being supplied by direct store delivery vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 188 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers in all 196 of its locations via multiple grocery delivery partners.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Two-Year Stacked Comparable Store Sales Analysis

Management is providing Comparable Store Sales Two-Year Stacked analysis, a non-GAAP measure, because management believes this metric is useful to investors and analysts. A Comparable Store Sales Two-Year Stacked analysis presents a comparison of results and trends over a longer period of time to demonstrate the effect of fluctuating economic activity on the operating results of the Company. Information presented in the tables below is not intended for use as an alternative to any other measure of performance. It is not recommended that this table be considered a substitute for the Company’s operating results as reported in accordance with GAAP.

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to fluctuations caused by declining government benefits, pharmacy sales growth, the Easter holiday shift to the first quarter of fiscal 2024 from the second quarter of fiscal 2023 and inflationary trends in the food retail industry, management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended March 30, 2024, and April 1, 2023, as well as periods ended April 1, 2023, and March 26, 2022, respectively. Comparable store sales increased 3.1 percent on an individual year-over-year basis and increased 6.2 percent on a two-year stacked basis for the thirteen weeks ended March 30, 2024.

	Percentage Change
	13 Weeks Ended
	2024 vs. 2023	2023 vs. 2022
Comparable store sales, excluding fuel (individual year)	3.3%	3.6%
Comparable store sales, excluding fuel (two-year stacked)	6.9
Comparable store sales (individual year)	3.1	3.1%
Comparable store sales (two-year stacked)	6.2
Comparable store sales, adjusted for Easter shift (individual year)	1.9%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

			Percentage Change
	13 Weeks Ended		13 Weeks Ended
(amounts in thousands, except per share amounts)	March 30, 2024	April 1, 2023	2024 vs. 2023
Net sales	$1,178,168	$1,144,974	2.9%
Cost of sales, including advertising, warehousing and distribution expenses	887,194	859,185	3.3
Gross profit on sales	290,974	285,789	1.8
Gross profit margin	24.7%	25.0%
Operating, general and administrative expenses	263,610	253,171	4.1
O, G & A, percent of net sales	22.4%	22.1%
Income from operations	27,364	32,618	(16.1)
Operating margin	2.3%	2.8%
Investment income (loss) and interest expense	5,552	3,798	46.2
Investment income (loss) and interest expense, percent of net sales	0.5%	0.3%
Other income (expense)	(1,401)	(1,258)	11.4
Other income (expense), percent of net sales	(0.1)%	(0.1)%
Income before provision for income taxes	31,514	35,158	(10.4)
Income before provision for income taxes, percent of net sales	2.7%	3.1%
Provision for income taxes	8,349	9,344	(10.6)
Effective income tax rate	26.5%	26.6%
Net income	$23,165	$25,814	(10.3)%
Net income, percent of net sales	2.0%	2.3%
Basic and diluted earnings per share	$0.86	$0.96	(10.4)%

Net Sales

Individual Year-Over-Year Analysis of Sales

Percentage Change
2024 vs. 2023
March 30, 2024	13 Weeks Ended
Net sales, excluding fuel	3.3%
Net sales	2.9
Net sales, adjusted for Easter shift	2.0
Comparable store sales, excluding fuel (individual year)	3.3
Comparable store sales (individual year)	3.1
Comparable store sales, adjusted for Easter shift (individual year)	1.9%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.6% and 0.4% for the thirteen week periods ended March 30, 2024 and April 1, 2023, respectively. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States decreased 5.0% or $0.18 per gallon in the thirteen weeks ended March 30, 2024, compared to the same period in 2023. Even though the U.S. Bureau of Labor Statistics’ and the U.S. Department of Energy indices may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results.

Comparable store sales for the thirteen weeks ended March 30, 2024, compared to the same period in 2023 increased 3.3% excluding fuel and 3.1% including fuel. Comparable store sales adjusted for the Easter holiday shift for the thirteen weeks ended March 30, 2024, compared to the same period in 2023 increased 1.9%. On a comparable store sales basis pharmacy services increased in sales.

Total net sales for the thirteen weeks ended March 30, 2024, compared to the same period in 2023 increased 3.3% excluding fuel and 2.9% including fuel. Total net sales adjusted for the Easter holiday shift for the thirteen weeks ended March 30, 2024, compared to the same period in 2023 increased 2.0%. The Company’s first quarter sales benefited from the Easter holiday period, which occured in the second quarter last year. Management estimates the incremental holiday sales impact was approximately $14.0 million.

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

Gross profit on sales increased 1.8% for the thirteen weeks ended March 30, 2024, compared to the same period in 2023. Gross profit margin decreased 0.3% for the thirteen weeks ended March 30, 2024, compared to the same period in 2023. The Company experienced degradation in its gross profit margin as product costs increased in the fresh meats and pharmacy departments and lower margin departments, such as pharmacy, increased in the product mix.

Non-cash LIFO inventory valuation adjustments represent expense of $1.4 million in the first thirteen weeks of 2024 compared to expense of $1.6 million in the same period in 2023. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary trends in the food retail industry.

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 59.2% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor was unchanged in the thirteen week period ended March 30, 2024 when compared to the same period in 2023.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $24.8 million, or 2.1% of net sales during the thirteen weeks ended March 30, 2024 compared to $24.1 million, or 2.1% of net sales during the thirteen weeks ended April 1, 2023. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
March 30, 2024	(Decrease)	as a % of sales
Associate wages	$4,880	0.1%
Associate insurance benefits	(1,264)	(0.1)
Third party services (financial service fees and IT expenses)	4,140	0.3
Other expenses (utilities, repairs and maintenance, supplies and fixed expense)	2,683	-

Overall, the operating, general and administrative expenses as a percent of sales presented for the thirteen weeks ended March 30, 2024 increased in comparison with the 2023 percent of sales. Associate wages and third party services, mainly financial service fees and IT expenses, have increased in dollars as well as a percent of sales for the thirteen weeks ended March 30, 2024 and associate insurance benefits have decreased in dollars as well as a percent of sales.

Provision for Income Taxes

The effective income tax rate was 26.5% and 26.6% for the thirteen weeks ended March 30, 2024 and April 1, 2023, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of March 30, 2024, the availability under the revolving credit agreement was $22.3 million, net of $7.7 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

The Company’s investment portfolio consists of high-grade bonds and commercial paper with maturity dates between one and 30 years and four high yield, large capitalized public company equity securities. The portfolio totaled $261.3 million as of March 30, 2024. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

The Company’s capital expenditure program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management continues to invest in its long-term capital expenditure program including plans to complete multiple carryover projects from 2022 and 2023 that were delayed due to labor and supply chain disruptions.

The Company anticipates funding the long-term capital expenditure program, the acquisition of retail stores, the construction of additional distribution facilities, repurchases of common stock, and cash dividends on common stock through its cash and cash equivalents, marketable securities, cash flows from operating activities, and the Credit Agreement. The Company has no other commitment of capital resources as of March 30, 2024, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2036.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

At its regular meeting held in May, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on May 28, 2024, to shareholders of record on May 13, 2024. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Cash Flow Information

	13 Weeks Ended
(amounts in thousands)	March 30, 2024	April 1, 2023	2024 vs. 2023
Net cash provided by (used in):
Operating activities	$34,238	$7,944	$26,294
Investing activities	(73,125)	(43,221)	(29,904)
Financing activities	(9,145)	(9,145)	—

Operating

Cash flows from operating activities increased $26.3 million in the first thirteen weeks of 2024 compared to the first thirteen weeks of 2023. The increase in cash flow from operating activities is primarily due to less inventory purchases and settling fewer working capital obligations in the first thirteen weeks of 2024 when compared to the same period in 2023.

Investing

In the first thirteen weeks of 2024, when compared to the same period in 2023, the purchase of property and equipment, net of proceeds from sales, increased $17.8 million and the purchases of marketable securities, net of proceeds from sales, increased by $10.4 million. Additionally, as a percent of sales, capital expenditures were 2.5% in the first thirteen weeks of 2024 and 1.6% in the first thirteen weeks of 2023. The increase as a percent of sales in 2024 compared to 2023 is due to the purchase of two previously leased store locations. For the remainder of 2024, management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

Financing

The Company paid dividends of $9.1 million and $9.1 million in the first thirteen weeks of 2024 and 2023, respectively.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2023 Annual Report on Form 10-K. There have been no changes to the Significant Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

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

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended March 30, 2024. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 30, 2023, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 30, 2023, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 30, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended March 30, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits

Exhibit 31.1 Rule 13a-14(a) Certification - CEO
Exhibit 31.2 Rule 13a-14(a) Certification - CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	5/9/2024	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	5/9/2024	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)