Form 10-Q
period 2024-06-29
WEIS MARKETS INC
filed 2024-08-08
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

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

As of August 8, 2024, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	June 29, 2024	December 30, 2023
Assets
Current:
Cash and cash equivalents	$163,502	$184,217
Marketable securities	235,149	225,991
SERP investment	29,777	26,651
Accounts receivable, net	79,124	65,092
Inventories	296,519	296,157
Prepaid expenses and other current assets	32,241	34,107
Total current assets	836,312	832,214
Property and equipment, net	970,641	961,353
Operating lease right-to-use	175,004	174,208
Goodwill	52,330	52,330
Intangible and other assets, net	20,312	19,527
Total assets	$2,054,599	$2,039,632

Liabilities
Current:
Accounts payable	$217,185	$226,164
Accrued expenses	30,241	42,676
Operating leases	39,917	40,658
Accrued self-insurance	19,906	18,353
Deferred revenue, net	9,527	12,416
Income taxes payable	2,827	516
Total current liabilities	319,603	340,782
Postretirement benefit obligations	31,559	29,032
Accrued self-insurance	25,157	25,174
Operating leases	143,354	142,345
Deferred income taxes	117,129	118,091
Other	12,552	9,871
Total liabilities	649,355	665,296
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,547,571	1,516,438
Accumulated other comprehensive income (loss) (Net of deferred taxes of $511 in 2024 and $430 in 2023)	(1,419)	(1,193)
	1,556,101	1,525,194
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,405,244	1,374,337
Total liabilities and shareholders’ equity	$2,054,599	$2,039,632
See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands, except shares and per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$1,181,456	$1,178,695	$2,360,370	$2,323,669
Cost of sales, including advertising, warehousing and distribution expenses	886,695	879,650	1,774,636	1,738,834
Gross profit on sales	294,761	299,045	585,734	584,835
Operating, general and administrative expenses	262,272	253,422	525,882	506,594
Income from operations	32,489	45,623	59,852	78,241
Investment income (loss) and interest expense	4,062	2,508	9,613	6,306
Other income (expense)	(407)	(915)	(1,808)	(2,173)
Income before provision for income taxes	36,144	47,216	67,657	82,374
Provision for income taxes	9,885	12,951	18,233	22,295
Net income	$26,259	$34,265	$49,424	$60,079

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.34	$0.34	$0.68	$0.68
Basic and diluted earnings per share	$0.98	$1.27	$1.84	$2.23
See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net income	$26,259	$34,265	$49,424	$60,079
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $83 and $48, respectively for the thirteen weeks ended, and $81 and $584, respectively for the twenty-six weeks ended)	229	(133)	(225)	1,575
Other comprehensive income gain (loss), net of tax	229	(133)	(225)	1,575
Comprehensive income, net of tax	$26,489	$34,132	$49,199	$61,654
See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
June 29, 2024 and July 1, 2023	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at March 30, 2024	33,047,807	$9,949	$1,530,458	$(1,648)	6,149,364	$(150,857)	$1,387,902
Net income	—	—	26,259	—	—	—	26,259
Other comprehensive income (loss), net of tax	—	—	-	229	—	—	229
Dividends paid	—	—	(9,146)	—	—	—	(9,146)
Balance at June 29, 2024	33,047,807	$9,949	$1,547,571	$(1,419)	6,149,364	$(150,857)	$1,405,244

Balance at April 1, 2023	33,047,807	$9,949	$1,465,860	$(4,741)	6,149,364	$(150,857)	$1,320,211
Net income	—	—	34,265	—	—	—	34,265
Other comprehensive income (loss), net of tax	—	—	—	(133)	—	—	(133)
Dividends paid	—	—	(9,146)	—	—	—	(9,146)
Balance at July 1, 2023	33,047,807	$9,949	$1,490,979	$(4,874)	6,149,364	$(150,857)	$1,345,198

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Twenty-Six Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
June 29, 2024 and July 1, 2023	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 30, 2023	33,047,807	$9,949	$1,516,438	$(1,193)	6,149,364	$(150,857)	$1,374,337
Net income	—	—	49,424	—	—	—	49,424
Other comprehensive income (loss), net of tax	—	—	—	(225)	—	—	(225)
Dividends paid	—	—	(18,291)	—	—	—	(18,291)
Balance at June 29, 2024	33,047,807	$9,949	$1,547,571	$(1,419)	6,149,364	$(150,857)	$1,405,244

Balance at December 31, 2022	33,047,807	$9,949	$1,449,191	$(6,449)	6,149,364	$(150,857)	$1,301,834
Net income	—	—	60,079	—	—	—	60,079
Other comprehensive income (loss), net of tax	—	—	—	1,575	—	—	1,575
Dividends paid	—	—	(18,291)	—	—	—	(18,291)
Balance at July 1, 2023	33,047,807	$9,949	$1,490,979	$(4,874)	6,149,364	$(150,857)	$1,345,198
See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(amounts in thousands)	June 29, 2024	July 1, 2023
Cash flows from operating activities:
Net income	$49,424	$60,079
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	55,353	54,104
(Gain) loss on disposition of fixed assets	126	(4)
Unrealized (gain) loss in value of equity securities	(385)	378
Deferred income taxes	(963)	2,421
Unrealized (gain) loss in SERP	(1,670)	(2,061)
Changes in operating assets and liabilities:
Inventories	(363)	(1,752)
Accounts receivable and prepaid expenses	(12,166)	(7,218)
Accounts payable and other liabilities	(17,138)	(36,676)
Income taxes	2,311	9,346
Other	(32)	1,813
Net cash provided by operating activities	74,498	80,430
Cash flows from investing activities:
Purchase of property and equipment	(65,606)	(49,946)
Proceeds from the sale of property and equipment	63	57
Purchase of marketable securities	(83,675)	(57,700)
Proceeds from the sale and maturities of marketable securities	74,172	27,057
Purchase of intangible assets	(419)	(29)
Change in SERP investment	(1,456)	(237)
Net cash used in investing activities	(76,921)	(80,798)
Cash flows from financing activities:
Dividends paid	(18,291)	(18,291)
Net cash used in financing activities	(18,291)	(18,291)
Net increase (decrease) in cash and cash equivalents	(20,714)	(18,659)
Cash and cash equivalents at beginning of year	184,217	157,997
Cash and cash equivalents at end of period	$163,502	$139,338

See accompanying notes to Condensed Consolidated Financial Statements. In the first twenty-six weeks of 2024, there was $16.5 million cash paid for income taxes compared to $10.5 million in 2023 for the same period. Cash paid for interest related to long-term debt was $28 thousand and $17 thousand in the first twenty-six weeks of 2024 and 2023, respectively.

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

The Financial Accounting Standards Board (FASB) issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of reconciliation of the expected tax at the applicable statutory federal income tax rate to the reported tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by nature and/or jurisdiction, disclosure of income taxes paid, net of refunds received, broken out between federal and state and local income taxes and payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed.

The disclosures required by ASU 2023-09 are required in the Company’s annual financial statements beginning with the year ended December 28, 2024, with early adoption permitted.

(3) Marketable Securities

The Company’s marketable securities are all classified as available-for-sale within “Current Assets” in the Company’s Condensed Consolidated Balance Sheets. The FASB has established three levels of inputs that may be used to measure fair value:

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

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Unrealized gains and losses on debt securities are recognized in “Accumulated other comprehensive income (loss)” on the Company’s Condensed Consolidated Balance Sheets. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment gain of $3.7 million in the thirteen weeks ended June 29, 2024, which included an unrealized gain in equity securities of $151 thousand. In the thirteen weeks ended July 1, 2023, the Company recognized investment income of $1.6 million, which included an unrealized loss in equity securities of $703 thousand. In the twenty-six weeks ended June 29, 2024, the Company recognized investment income of $7.8 million, which included an unrealized gain in equity securities of $385 thousand. In the twenty-six weeks ended July 1, 2023, the Company recognized investment income of $4.2 million, which included unrealized losses in equity securities of $378 thousand.

Marketable securities, as of June 29, 2024 and December 30, 2023, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
June 29, 2024	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,296
Level 2
Corporate and municipal bonds	$168,440	$3,371	$(6,943)	164,867
Commercial Paper	63,344	1,642	—	64,986
Total	$231,784	$5,013	$(6,943)	$235,149

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 30, 2023	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$4,910
Level 2
Corporate and municipal bonds	$177,972	$3,853	$(6,553)	175,272
Commercial paper	44,732	1,076	—	45,808
Total	$222,704	$4,929	$(6,553)	$225,991

Maturities of marketable securities classified as available-for-sale at June 29, 2024, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$110,727	$113,142
Due after one year through five years	63,813	60,815
Due after five years through ten years	15,030	13,988
Due after ten years	42,214	41,908
Total	$231,784	$229,853

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Condensed Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment income of $407 thousand and $915 thousand in the thirteen weeks ended June 29, 2024 and July 1, 2023, respectively. The Company recognized investment income of $1.8 million and $2.2 million in the twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable debt securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Debt Securities
Accumulated other comprehensive income (loss) balance as of December 30, 2023	$(1,193)
Other comprehensive income (loss)	(225)
Net current period other comprehensive income (loss)	(225)
Accumulated other comprehensive income (loss) balance as of June 29, 2024	$(1,419)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was last amended on September 29, 2023, and matures on October 1, 2027. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of June 29, 2024, the availability under the Credit Agreement was $13.2 million, net of $16.8 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

Interest expense related to long-term debt was $13 thousand in the thirteen weeks ended June 29, 2024, and $9 thousand in the thirteen weeks ended July 1, 2023. Interest expense related to long-term debt was $28 thousand and $17 thousand in the twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively.

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

The following tables represent net sales by type of product for the thirteen and twenty-six weeks ended June 29, 2024, and July 1, 2023:

	13 Weeks Ended
(amounts in thousands)	June 29, 2024		July 1, 2023
Grocery	$967,437	81.9%	$985,559	83.6%
Pharmacy	148,592	12.6	128,999	11.0
Fuel	64,320	5.4	61,553	5.2
Manufacturing	1,107	0.1	2,584	0.2
Total net sales	$1,181,456	100.0%	$1,178,695	100.0%

	26 Weeks Ended
(amounts in thousands)	June 29, 2024		July 1, 2023
Grocery	$1,948,449	82.6%	$1,955,372	84.2%
Pharmacy	291,441	12.3	247,628	10.6
Fuel	117,718	5.0	115,244	5.0
Manufacturing	2,762	0.1	5,425	0.2
Total net sales	$2,360,370	100.0%	$2,323,669	100.0%

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7) Leases

As of June 29, 2024, the Company leased approximately 47% of its open store facilities under operating leases that expire at various dates through 2036, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and twenty-six weeks ended June 29, 2024, and July 1, 2023.

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating lease cost	$11,542	$11,780	$23,194	$23,572
Variable lease cost	2,780	2,817	5,539	5,656
Lease or sublease income	(2,611)	(2,625)	(5,231)	(5,106)
Net lease cost	$11,710	$11,972	$23,502	$24,122

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to fluctuations caused by declining government benefits, pharmacy sales growth, the Easter holiday shift to the first quarter of fiscal 2024 from the second quarter of fiscal 2023 and inflationary trends in the food retail industry, management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended June 29, 2024, and July 1, 2023, as well as periods ended July 1, 2023, and June 25, 2022, respectively. Comparable store sales increased 0.5 percent on an individual year-over-year basis and increased 4.0 percent on a two-year stacked basis for the thirteen weeks ended June 29, 2024. Comparable store sales increased 1.8 percent on an individual year-over-year basis and increased 5.1 percent on a two-year stacked basis in the twenty-six weeks ended June 29, 2024.

	Percentage Change
	13 Weeks Ended
	2024 vs. 2023	2023 vs. 2022
Comparable store sales (individual year)	0.5%	3.5%
Comparable store sales (two-year stacked)	4.0
Comparable store sales, excluding fuel (individual year)	0.3	4.8%
Comparable store sales, excluding fuel (two-year stacked)	5.1
Comparable store sales, adjusted for Easter shift (individual year)	1.7%

	Percentage Change
	26 Weeks Ended
	2024 vs. 2023	2023 vs. 2022
Comparable store sales (individual year)	1.8%	3.3%
Comparable store sales (two-year stacked)	5.1
Comparable store sales, excluding fuel (individual year)	1.8	4.2%
Comparable store sales, excluding fuel (two-year stacked)	6.0

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Change
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended	26 Weeks Ended
(amounts in thousands, except per share amounts)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023	2024 vs. 2023	2024 vs. 2023
Net sales	$1,181,456	$1,178,695	$2,360,370	$2,323,669	0.2%	1.6%
Cost of sales, including advertising, warehousing and distribution expenses	886,695	879,650	1,774,636	1,738,834	0.8	2.1
Gross profit on sales	294,761	299,045	585,734	584,835	(1.4)	0.2
Gross profit margin	24.9%	25.4%	24.8%	25.2%
Operating, general and administrative expenses	262,272	253,422	525,882	506,594	3.5	3.8
O, G & A, percent of net sales	22.2%	21.5%	22.3%	21.8%
Income from operations	32,489	45,623	59,852	78,241	(28.8)	(23.5)
Operating margin	2.7%	3.9%	2.5%	3.4%
Investment income (loss) and interest expense	4,062	2,508	9,613	6,306	62.0	52.4
Investment income (loss) and interest expense, percent of net sales	0.3%	0.2%	0.4%	0.3%
Other income (expense)	(407)	(915)	(1,808)	(2,173)	(55.5)	16.8
Other income (expense), percent of net sales	(0.0)%	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	36,144	47,216	67,657	82,374	(23.4)	(17.9)
Income before provision for income taxes, percent of net sales	3.1%	4.0%	2.9%	3.5%
Provision for income taxes	9,885	12,951	18,233	22,295	(23.7)	(18.2)
Effective income tax rate	27.3%	27.4%	26.9%	27.1%
Net income	$26,259	$34,265	$49,424	$60,079	(23.4)%	(17.7)%
Net income, percent of net sales	2.2%	2.9%	2.1%	2.6%
Basic and diluted earnings per share	$0.98	$1.27	$1.84	$2.23	(22.8)%	(17.5)%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2024 vs. 2023
June 29, 2024	13 Weeks Ended	26 Weeks Ended
Net sales	0.2%	1.6%
Net sales, excluding fuel	0.1	1.6
Net sales, adjusted for Easter shift	1.5	1.6
Comparable store sales (individual year)	0.5	1.8
Comparable store sales, excluding fuel (individual year)	0.3	1.8
Comparable store sales, adjusted for Easter shift (individual year)	1.7	1.8

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

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.1% and 0.2% for the thirteen week periods ended June 29, 2024 and July 1, 2023, respectively. The Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.9% and 0.2% for twenty-six week periods ended June 29, 2024 and July 1, 2023, respectively. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States increased 0.5% or $0.02 per gallon in the thirteen weeks ended June 29, 2024, compared to the same period in 2023. The average price of gasoline in the Central Atlantic States decreased 7.9% or $0.29 per gallon in the first twenty-six weeks of 2024 when compared to the same period in 2023. Although the U.S. Bureau of Labor Statistics’ and the U.S. Department of Energy indices may be reflective of broader trends, they will not necessarily be indicative of the Company’s actual results.

Total net sales increased 0.2% to $1.2 billion for the thirteen weeks ended June 29, 2024, from $1.2 billion for the thirteen weeks ended July 1, 2023. In the twenty-six weeks ended June 29, 2024, total net sales increased 1.6% to $2.4 billion from $2.3 billion. The Company’s second quarter sales were negatively impacted from the Easter holiday period, which occurred in the first quarter this year and second quarter last year. Management estimates the incremental holiday sales impact was approximately $14.0 million. Comparable store sales for the thirteen weeks ended June 29, 2024, compared to the same period in 2023 increased 0.5% including fuel and 0.3% excluding fuel. Comparable store sales for the twenty-six weeks ended June 29, 2024, compared to the same period in 2023 increased 1.8% including and excluding fuel.

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

Gross profit on sales decreased 1.4% and increased 0.2% for the thirteen and twenty-six weeks ended June 29, 2024, compared to the same periods in 2023. Gross profit margin decreased 0.5% and 0.4% for the thirteen and twenty-six weeks ended June 29, 2024, respectively, compared to the same periods in 2023.

Non-cash LIFO inventory valuation adjustments represent expense of $2.2 million in the first twenty-six weeks of 2024 compared to expense of $2.9 million in the same period in 2023. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary trends in the food retail industry.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 59.9% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased 0.3% and increased 0.2% in the thirteen and twenty-six week periods ended June 29, 2024 when compared to the same periods in 2023, respectively.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $25.2 million, or 2.1% of net sales during the thirteen weeks ended June 29, 2024 compared to $24.8 million, or 2.1% of net sales during the thirteen weeks ended July 1, 2023. During the first twenty-six weeks of 2024 and 2023, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $50.0 million, or 2.1% of net sales and $48.9 million, or 2.1% of net sales, respectively. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
June 29, 2024	(Decrease)	as a % of sales
Employee expenses	$7,368	0.6%
Third party services (financial service fees and IT expenses)	3,047	0.3
Other expenses (utilities, repairs and maintenance, supplies)	(1,566)	(0.1)

	26 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
June 29, 2024	(Decrease)	as a % of sales
Employee expenses	$11,886	0.3%
Third party services (financial service fees and IT expenses)	7,187	0.3
Other expenses (utilities, repairs and maintenance, supplies)	215	(0.1)

Overall, the operating, general and administrative expenses as a percent of sales presented for the thirteen and twenty-six weeks ended June 29, 2024 increased in comparison with the 2023 percent of sales. Employee expenses and third party services, mainly financial service fees and IT expenses, have increased in dollars as well as a percent of sales for the thirteen and twenty-six weeks ended June 29, 2024.

Provision for Income Taxes

The effective income tax rate was 26.9% and 27.1% for the twenty-six weeks ended June 29, 2024 and July 1, 2023, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and last amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of June 29, 2024, the availability under the Credit Agreement was $13.2 million, net of $16.8 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

The Company’s investment portfolio consists of high-grade bonds and commercial paper with maturity dates between one and 30 years and four high yield, large capitalized public company equity securities. The portfolio totaled $235.1 million as of June 29, 2024. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

The Company’s capital expenditure program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Management continues to invest in its long-term capital expenditure program including plans to complete multiple carryover projects from previous years that were delayed due to labor and supply chain disruptions.

The Company anticipates funding the long-term capital expenditure program, the acquisition of retail stores, the construction of additional distribution facilities, repurchases of common stock, and cash dividends on common stock through its cash and cash equivalents, marketable securities, cash flows from operating activities, and the Credit Agreement. The Company has no other commitment of capital resources as of June 29, 2024, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2036.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares, and no repurchases were made during the quarter ended June 29, 2024.

Quarterly Cash Dividends

At its regular meeting held in July, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on August 12, 2024, to shareholders of record on July 29, 2024. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Cash Flow Information

	26 Weeks Ended
(amounts in thousands)	June 29, 2024	July 1, 2023	2024 vs. 2023
Net cash provided by (used in):
Operating activities	$74,498	$80,430	$(5,932)
Investing activities	(76,921)	(80,798)	3,877
Financing activities	(18,291)	(18,291)	—

Operating

Cash flows from operating activities decreased $5.9 million in the first twenty-six weeks of 2024 compared to the first twenty-six weeks of 2023. The decrease in cash flow from operating activities is primarily due to less net income when compared to the same period in 2023.

Investing

In the first twenty-six weeks of 2024, when compared to the same period in 2023, the purchase of property and equipment, net of proceeds from sales, increased $15.6 million and the purchases of marketable securities, net of proceeds from sales and maturities, decreased $21.1 million. Additionally, as a percent of sales, capital expenditures were 2.8% in the first twenty-six weeks of 2024 and 2.1% in the first twenty-six weeks of 2023. The increase as a percent of sales in 2024 compared to 2023 is due to the purchase of two previously leased store locations. For the remainder of 2024, management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

Financing

The Company paid dividends of $18.3 million in the first twenty-six weeks of 2024 and 2023.

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

Forward-Looking Statements

In addition to historical information, this Form 10-Q report may contain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; business conditions in the retail industry; the regulatory environment; rapidly changing technology, including cybersecurity and data privacy risks, and competitive factors, including increased competition with regional and national retailers; and price pressures. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect Management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended June 29, 2024. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 30, 2023, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 30, 2023, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended June 29, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 29, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended June 29, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits

Exhibit 31.1 Rule 13a-14(a) Certification - CEO
Exhibit 31.2 Rule 13a-14(a) Certification - CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	8/8/2024	/S/Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	8/8/2024	/S/Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)