Form 10-Q
period 2024-09-28
WEIS MARKETS INC
filed 2024-11-07
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

or

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

As of November 7, 2024, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	September 28, 2024	December 30, 2023
Assets
Current:
Cash and cash equivalents	$149,757	$184,217
Marketable securities	231,435	225,991
SERP investment	30,947	26,651
Accounts receivable, net	93,233	65,092
Inventories	304,328	296,157
Prepaid expenses and other current assets	37,270	34,107
Total current assets	846,970	832,214
Property and equipment, net	983,516	961,353
Operating lease right-to-use	167,862	174,208
Goodwill	52,330	52,330
Intangible and other assets, net	19,959	19,527
Total assets	$2,070,637	$2,039,632

Liabilities
Current:
Accounts payable	$223,348	$226,164
Accrued expenses	33,392	42,676
Operating leases	39,785	40,658
Accrued self-insurance	21,179	18,353
Deferred revenue, net	9,117	12,416
Income taxes payable	760	516
Total current liabilities	327,581	340,782
Postretirement benefit obligations	32,940	29,032
Accrued self-insurance	25,151	25,174
Operating leases	136,070	142,345
Deferred income taxes	111,352	118,091
Other	14,815	9,871
Total liabilities	647,909	665,296
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,564,265	1,516,438
Accumulated other comprehensive income (loss) (Net of deferred taxes of $227 in 2024 and $430 in 2023)	(629)	(1,193)
	1,573,585	1,525,194
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,422,728	1,374,337
Total liabilities and shareholders’ equity	$2,070,637	$2,039,632

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands, except shares and per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$1,186,232	$1,160,306	$3,546,602	$3,483,975
Cost of sales, including advertising, warehousing and distribution expenses	895,092	874,583	2,669,728	2,613,417
Gross profit on sales	291,140	285,723	876,874	870,558
Operating, general and administrative expenses	261,582	256,050	787,465	762,644
Income from operations	29,558	29,673	89,409	107,914
Investment income (loss) and interest expense	7,848	1,409	17,461	7,715
Other income (expense)	(1,621)	774	(3,429)	(1,399)
Income before provision for income taxes	35,785	31,856	103,441	114,230
Provision for income taxes	9,945	8,630	28,178	30,925
Net income	$25,840	$23,226	$75,263	$83,305

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443	26,898,443
Cash dividends per share	$0.34	$0.34	$1.02	$1.02
Basic and diluted earnings per share	$0.96	$0.86	$2.80	$3.10

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net income	$25,840	$23,226	$75,263	$83,305
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period
(Net of deferred taxes of $285 and $347, respectively for the thirteen weeks ended, and $204 and $237, respectively for the thirty-nine weeks ended)	790	(962)	564	613
Other comprehensive income gain (loss), net of tax	790	(962)	564	613
Comprehensive income, net of tax	$26,630	$22,264	$75,827	$83,918

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 28, 2024 and September 30, 2023	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at June 29, 2024	33,047,807	$9,949	$1,547,571	$(1,419)	6,149,364	$(150,857)	$1,405,244
Net income	—	—	25,840	—	—	—	25,840
Other comprehensive income (loss), net of tax	—	—	-	790	—	—	790
Dividends paid	—	—	(9,145)	—	—	—	(9,145)
Balance at September 28, 2024	33,047,807	$9,949	$1,564,265	$(629)	6,149,364	$(150,857)	$1,422,728

Balance at July 1, 2023	33,047,807	$9,949	$1,490,979	$(4,874)	6,149,364	$(150,857)	$1,345,198
Net income	—	—	23,226	—	—	—	23,226
Other comprehensive income (loss), net of tax	—	—	—	(962)	—	—	(962)
Dividends paid	—	—	(9,145)	—	—	—	(9,145)
Balance at September 30, 2023	33,047,807	$9,949	$1,505,060	$(5,836)	6,149,364	$(150,857)	$1,358,316

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirty-Nine Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 28, 2024 and September 30, 2023	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 30, 2023	33,047,807	$9,949	$1,516,438	$(1,193)	6,149,364	$(150,857)	$1,374,337
Net income	—	—	75,263	—	—	—	75,263
Other comprehensive income (loss), net of tax	—	—	—	564	—	—	564
Dividends paid	—	—	(27,436)	—	—	—	(27,436)
Balance at September 28, 2024	33,047,807	$9,949	$1,564,265	$(629)	6,149,364	$(150,857)	$1,422,728

Balance at December 31, 2022	33,047,807	$9,949	$1,449,191	$(6,449)	6,149,364	$(150,857)	$1,301,834
Net income	—	—	83,305	—	—	—	83,305
Other comprehensive income (loss), net of tax	—	—	—	613	—	—	613
Dividends paid	—	—	(27,436)	—	—	—	(27,436)
Balance at September 30, 2023	33,047,807	$9,949	$1,505,060	$(5,836)	6,149,364	$(150,857)	$1,358,316

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(amounts in thousands)	September 28, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$75,263	$83,305
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	83,909	81,533
(Gain) loss on disposition of fixed assets	(4,466)	5
Unrealized (gain) loss in value of equity securities	(1,038)	815
Deferred income taxes	(6,740)	4,476
Unrealized (gain) loss in SERP	(3,201)	(1,222)
Changes in operating assets and liabilities:
Inventories	(8,171)	(10,450)
Accounts receivable and prepaid expenses	(31,304)	(26,342)
Accounts payable and other liabilities	(4,546)	(89,437)
Income taxes	244	81
Other	374	359
Net cash provided by operating activities	100,324	43,125
Cash flows from investing activities:
Purchase of property and equipment	(107,932)	(75,645)
Proceeds from the sale of property and equipment	6,329	336
Purchase of marketable securities	(135,197)	(92,569)
Proceeds from the sale and maturities of marketable securities	130,967	58,725
Purchase of intangible assets	(419)	(29)
Change in SERP investment	(1,094)	(213)
Net cash used in investing activities	(107,347)	(109,394)
Cash flows from financing activities:
Dividends paid	(27,436)	(27,436)
Net cash used in financing activities	(27,436)	(27,436)
Net increase (decrease) in cash and cash equivalents	(34,459)	(93,706)
Cash and cash equivalents at beginning of year	184,217	157,997
Cash and cash equivalents at end of period	$149,757	$64,291

See accompanying notes to Condensed Consolidated Financial Statements. In the first thirty-nine weeks of 2024, there was $34.6 million cash paid for income taxes compared to $26.4 million in 2023 for the same period. Cash paid for interest related to long-term debt was $37 thousand and $25 thousand in the first thirty-nine weeks of 2024 and 2023, respectively.

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

The Financial Accounting Standards Board issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that is intended to improve disclosures about a public entity’s reportable segments and provide additional information about a segment’s expenses. ASU 2023-07 requires incremental line-item disclosures about each reportable segment’s expenses and expands the scope of interim disclosures to include all required annual disclosures about a reportable segment’s profit or loss and assets, including the newly required expense disclosures. The amendments in the ASU do not remove any of the existing requirements for disclosure of specific items (such as depreciation, amortization, or depletion expenses) nor do they change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments.

The disclosures required by ASU 2023-07 are required in the Company’s annual financial statements beginning with the year ended December 28, 2024, with early adoption permitted.

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

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Unrealized gains and losses on debt securities are recognized in “Accumulated other comprehensive income (loss)” on the Company’s Condensed Consolidated Balance Sheets. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized an investment gain of $6.2 million in the thirteen weeks ended September 28, 2024, which included an unrealized gain in equity securities of $653 thousand. In the thirteen weeks ended September 30, 2023, the Company recognized investment income of $2.2 million, which included an unrealized loss in equity securities of $437 thousand. In the thirty-nine weeks ended September 28, 2024, the Company recognized investment income of $14.1 million, which included an unrealized gain in equity securities of $1.0 million. In the thirty-nine weeks ended September 30, 2023, the Company recognized investment income of $6.3 million, which included an unrealized loss in equity securities of $815 thousand.

Marketable securities, as of September 28, 2024 and December 30, 2023, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
September 28, 2024	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,948
Level 2
Corporate and municipal bonds	$180,308	$4,214	$(5,627)	178,895
Commercial Paper	46,035	557	—	46,592
Total	$226,343	$4,771	$(5,627)	$231,435

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 30, 2023	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$4,910
Level 2
Corporate and municipal bonds	$177,972	$3,853	$(6,553)	175,272
Commercial paper	44,732	1,076	—	45,808
Total	$222,704	$4,929	$(6,553)	$225,991

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of marketable securities classified as available-for-sale at September 28, 2024, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$110,075	$111,033
Due after one year through five years	58,115	56,527
Due after five years through ten years	13,650	12,953
Due after ten years	44,503	44,974
Total	$226,343	$225,487

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its associates which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Condensed Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment income of $1.6 million and investment loss of $774 thousand in the thirteen weeks ended September 28, 2024 and September 30, 2023, respectively. The Company recognized investment income of $3.4 million and $1.4 million in the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively. The changes in the underlying liability to the associates are recorded in “Other income (expense).”

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable debt securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 30, 2023	$(1,193)
Other comprehensive income (loss)	564
Net current period other comprehensive income (loss)	564
Accumulated other comprehensive income (loss) balance as of September 28, 2024	$(629)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was last amended on September 29, 2023, and matures on October 1, 2027. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 28, 2024, the availability under the Credit Agreement was $13.2 million, net of $16.8 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

Interest expense related to long-term debt was $8 thousand in each of the thirteen weeks ended September 28, 2024, and September 30, 2023. Interest expense related to long-term debt was $37 thousand and $25 thousand in the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) Revenue Recognition

The interim Chief Operating Officer, the Company’s chief operating decision maker, analyzes store operational revenues by geographical area but each area offers customers similar products, has similar distribution methods, and is supported by centralized management processes. The Company’s operations are reported as a single reportable segment.

The following tables represent net sales by type of product for the thirteen and thirty-nine weeks ended September 28, 2024, and September 30, 2023:

	13 Weeks Ended
(amounts in thousands)	September 28, 2024		September 30, 2023
Grocery	$968,575	81.7%	$960,072	82.7%
Pharmacy	155,236	13.1	133,289	11.5
Fuel	60,859	5.1	64,524	5.6
Manufacturing	1,562	0.1	2,421	0.2
Total net sales	$1,186,232	100.0%	$1,160,306	100.0%

	39 Weeks Ended
(amounts in thousands)	September 28, 2024		September 30, 2023
Grocery	$2,917,024	82.3%	$2,915,444	83.7%
Pharmacy	446,677	12.6	380,917	10.9
Fuel	178,577	5.0	179,768	5.2
Manufacturing	4,324	0.1	7,846	0.2
Total net sales	$3,546,602	100.0%	$3,483,975	100.0%

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(7) Leases

As of September 28, 2024, the Company leased approximately 47% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and thirty-nine weeks ended September 28, 2024, and September 30, 2023.

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating lease cost	$11,470	$11,778	$34,664	$35,351
Variable lease cost	2,724	2,837	8,263	8,493
Lease or sublease income	(2,754)	(2,649)	(7,985)	(7,755)
Net lease cost	$11,440	$11,966	$34,942	$36,089

(8) Acquisitions

In September 2024, the Company announced plans to purchase two Sunnyway Foods stores located in Pennsylvania. The Company will acquire these locations and operations in an effort to expand its presence in the Franklin County region and plans to complete the acquisition in the fourth quarter of 2024.

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

Company Summary

Weis Markets is a conventional supermarket chain that currently operates 198 retail stores with over 22 thousand associates located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. Approximately 94% of Weis Markets associates are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at certain locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; 3 Day Sale; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 52% of products with the remaining being supplied by direct store delivery vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 190 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers in all 198 of its locations via multiple grocery delivery partners.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to fluctuations caused by declining government benefits, pharmacy sales growth, and inflationary trends in the food retail industry, management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended September 28, 2024, and September 30, 2023, as well as periods ended September 30, 2023, and September 24, 2022, respectively. Comparable store sales increased 2.5 percent on an individual year-over-year basis and increased 3.3 percent on a two-year stacked basis for the thirteen weeks ended September 28, 2024. Comparable store sales increased 2.0 percent on an individual year-over-year basis and increased 4.5 percent on a two-year stacked basis in the thirty-nine weeks ended September 28, 2024.

	Percentage Change
	13 Weeks Ended
	2024 vs. 2023	2023 vs. 2022
Comparable store sales (individual year)	2.5%	0.8%
Comparable store sales (two-year stacked)	3.3
Comparable store sales, excluding fuel (individual year)	3.0	1.1%
Comparable store sales, excluding fuel (two-year stacked)	4.1

	Percentage Change
	39 Weeks Ended
	2024 vs. 2023	2023 vs. 2022
Comparable store sales (individual year)	2.0%	2.5%
Comparable store sales (two-year stacked)	4.5
Comparable store sales, excluding fuel (individual year)	2.2	3.1%
Comparable store sales, excluding fuel (two-year stacked)	5.3

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Change
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended	39 Weeks Ended
(amounts in thousands, except per share amounts)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023	2024 vs. 2023	2024 vs. 2023
Net sales	$1,186,232	$1,160,306	$3,546,602	$3,483,975	2.2	1.8%
Cost of sales, including advertising, warehousing and distribution expenses	895,092	874,583	2,669,728	2,613,417	2.3	2.2
Gross profit on sales	291,140	285,723	876,874	870,558	1.9	0.7
Gross profit margin	24.5%	24.6%	24.7%	25.0%
Operating, general and administrative expenses	261,582	256,050	787,465	762,644	2.2	3.3
O, G & A, percent of net sales	22.1%	22.1%	22.2%	21.9%
Income from operations	29,558	29,673	89,409	107,914	(0.4)	(17.1)
Operating margin	2.5%	2.6%	2.5%	3.1%
Investment income (loss) and interest expense	7,848	1,409	17,461	7,715	457.0	126.3
Investment income (loss) and interest expense, percent of net sales	0.7%	0.1%	0.5%	0.2%
Other income (expense)	(1,621)	774	(3,429)	(1,399)	(309.4)	(145.1)
Other income (expense), percent of net sales	(0.1)%	0.1%	(0.1)%	(0.0)%
Income before provision for income taxes	35,785	31,856	103,441	114,230	12.3	(9.4)
Income before provision for income taxes, percent of net sales	3.0%	2.7%	2.9%	3.3%
Provision for income taxes	9,945	8,630	28,178	30,925	15.2	(8.9)
Effective income tax rate	27.8%	27.1%	27.2%	27.1%
Net income	$25,840	$23,226	$75,263	$83,305	11.3	(9.7)%
Net income, percent of net sales	2.2%	2.0%	2.1%	2.4%
Basic and diluted earnings per share	$0.96	$0.86	$2.80	$3.10	11.6	(9.7)%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2024 vs. 2023
September 28, 2024	13 Weeks Ended	39 Weeks Ended
Net sales	2.2%	1.8%
Net sales, excluding fuel	2.8	2.0
Comparable store sales (individual year)	2.5	2.0
Comparable store sales, excluding fuel (individual year)	3.0	2.2

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

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.7% and 0.5% for the thirteen week periods ended September 28, 2024 and September 30, 2023, respectively. The Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.6% and 1.0% for thirty-nine week periods ended September 28, 2024 and September 30, 2023, respectively. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States decreased 8.4% or $0.31 per gallon in the thirteen weeks ended September 28, 2024, compared to the same period in 2023. The average price of gasoline in the Central Atlantic States decreased 10.1% or $0.38 per gallon in the first thirty-nine weeks of 2024 when compared to the same period in 2023. Although the U.S. Bureau of Labor Statistics’ and the U.S. Department of Energy indices may be reflective of broader trends, they will not necessarily be indicative of the Company’s actual results.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Total net sales increased 2.2% to $1.2 billion for the thirteen weeks ended September 28, 2024, from $1.2 billion for the thirteen weeks ended September 30, 2023. In the thirty-nine weeks ended September 28, 2024, total net sales increased 1.8% to $3.5 billion from $3.5 billion. The increase in total net sales includes retail price inflation in grocery, pharmacy and fresh product categories. Comparable store sales for the thirteen weeks ended September 28, 2024, compared to the same period in 2023 increased 2.5% including fuel and 3.0% excluding fuel. Comparable store sales for the thirty-nine weeks ended September 28, 2024, compared to the same period in 2023 increased 2.0% including fuel and 2.2% excluding fuel.

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

Gross profit on sales increased 1.9% and 0.7% for the thirteen and thirty-nine weeks ended September 28, 2024, compared to the same periods in 2023. Gross profit margin decreased 0.1% and 0.3% for the thirteen and thirty-nine weeks ended September 28, 2024, respectively, compared to the same periods in 2023.

Non-cash LIFO inventory valuation adjustments represent expense of $2.5 million in the first thirty-nine weeks of 2024 compared to expense of $4.3 million in the same period in 2023. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to slightly increase given the recent inflationary trends in the food retail industry.

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 60.4% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased 0.2% in each of the thirteen and thirty-nine week periods ended September 28, 2024 when compared to the same periods in 2023, respectively.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $25.8 million, or 2.2% of net sales during the thirteen weeks ended September 28, 2024 compared to $24.7 million, or 2.1% of net sales during the thirteen weeks ended September 30, 2023. During the first thirty-nine weeks of 2024 and 2023, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $75.7 million, or 2.1% of net sales and $73.6 million, or 2.1% of net sales, respectively. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 28, 2024	(Decrease)	as a % of sales
Employee expenses	$8,214	0.4%
Gain on disposition of fixed assets	(4,582)	(0.4)
Third party services (professional, financial service fees and IT expenses)	2,081	0.1
Other expenses (utilities, repairs and maintenance, supplies)	(181)	(0.1)

	39 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 28, 2024	(Decrease)	as a % of sales
Employee expenses	$20,101	0.3%
Gain on disposition of fixed assets	(4,452)	(0.1)
Third party services (professional, financial service fees and IT expenses)	6,682	0.1
Other expenses (utilities, repairs and maintenance, supplies)	2,490	0.0

Overall, the operating, general and administrative expenses as a percent of sales presented for the thirteen and thirty-nine weeks ended September 28, 2024 benefited in comparison with the 2023 percent of sales due to the gain on disposition of fixed assets, while employee expenses and third party services, mainly professional, financial service fees and IT expenses, increased in dollars as a percent of sales for the thirteen and thirty-nine weeks ended September 28, 2024.

Provision for Income Taxes

The effective income tax rate was 27.2% and 27.1% for the thirty-nine weeks ended September 28, 2024 and September 30, 2023, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and last amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 28, 2024, the availability under the Credit Agreement was $13.2 million, net of $16.8 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

The Company’s investment portfolio consists of high-grade bonds and commercial paper with maturity dates between one and 30 years and four high yield, large capitalized public company equity securities. The portfolio totaled $231.4 million as of September 28, 2024. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

The Company anticipates funding the long-term capital expenditure program, the acquisition of retail stores, the construction of additional distribution facilities, repurchases of common stock, and cash dividends on common stock through its cash and cash equivalents, marketable securities, cash flows from operating activities, and the Credit Agreement. The Company has no other commitment of capital resources as of September 28, 2024, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2038.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares, and no repurchases were made during the quarter ended September 28, 2024.

Quarterly Cash Dividends

At its regular meeting held in October, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on November 26, 2024, to shareholders of record on November 12, 2024. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Cash Flow Information

	39 Weeks Ended
(amounts in thousands)	September 28, 2024	September 30, 2023	2024 vs. 2023
Net cash provided by (used in):
Operating activities	$100,324	$43,125	$57,200
Investing activities	(107,347)	(109,394)	2,048
Financing activities	(27,436)	(27,436)	—

Operating

Cash flows from operating activities increased $57.2 million in the first thirty-nine weeks of 2024 compared to the first thirty-nine weeks of 2023. The increase in cash flow from operating activities is primarily due to the one-time business practice used in late September 2023 to settle most outstanding working capital obligations in advance of the conversion to a new enterprise resource planning system in early October 2023 in order to mitigate any possible payment delays.

Investing

In the first thirty-nine weeks of 2024, when compared to the same period in 2023, the purchase of property and equipment, net of proceeds from sales, increased $26.3 million and the purchases of marketable securities, net of proceeds from sales and maturities, decreased $29.6 million. Additionally, as a percent of sales, capital expenditures were 3.0% in the first thirty-nine weeks of 2024 and 2.2% in the first thirty-nine weeks of 2023. The increase as a percent of sales in 2024 compared to 2023 is due to the purchase of two previously leased store locations. For the remainder of 2024, management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

Financing

The Company paid dividends of $27.4 million in the first thirty-nine weeks of 2024 and 2023.

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

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended September 28, 2024. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 30, 2023, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 30, 2023, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 28, 2024. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 28, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended September 28, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits

Exhibit 31.1 Rule 13a-14(a) Certification - CEO
Exhibit 31.2 Rule 13a-14(a) Certification - CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2024, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	11/7/2024	/s/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/7/2024	/s/ Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)