Form 10-K
period 2024-12-28
WEIS MARKETS INC
filed 2025-02-26
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its Management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [X]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $593,000,000 as of June 29, 2024 the last business day of the most recently completed second fiscal quarter.

Shares of common stock outstanding as of February 26, 2025 - 26,898,443.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the 2025 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.   Business:

Weis Markets, Inc. (Weis Markets or the Company) is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company’s business during fiscal 2024. The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.” The Weis family currently owns approximately 65% of the outstanding shares. Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company’s retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands including natural, gluten-free and organic varieties. The Company advertises its products and promotes its brand through digital and printed circulars; television ads; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications. The Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; 3 Day Sale; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at the Company’s fuel stations or at one of its third-party fuel station partners. The Company owns and operates 198 retail food stores many of which have on-line order customer service. The Company’s operations are reported as a single reportable segment. The majority of the Company’s revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, extreme weather systems, particularly winter storms, tend to affect sales trends.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2024, 2023 and 2022, respectively:

	2024	2023	2022
Center Store (1)	53.7%	54.4%	54.7%
Fresh (2)	28.6	29.1	30.0
Pharmacy Services	12.5	11.2	9.4
Fuel	4.9	5.1	5.6
Other	0.3	0.2	0.3
Consolidated net sales	100.0%	100.0%	100.0%
(1)	Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.
(2)	Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

At the end of 2024, Weis Markets, Inc. operated 3 stores in Delaware, 49 stores in Maryland, 6 stores in New Jersey, 8 stores in New York, 120 stores in Pennsylvania, 9 stores in Virginia and 3 stores in West Virginia, for a total of 198 retail food stores operating under the Weis Markets trade name. Since the end of 2024, the Company acquired one store location in Pennsylvania and closed one store location in Pennsylvania, so the current total store count remains at 198.

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

	2024	2024	2023	2023
Square feet	Number of stores	% of Total	Number of stores	% of Total
Over 55,000	64	32%	64	32%
45,000 to 54,999	70	35%	70	36%
35,000 to 44,999	47	24%	46	23%
25,000 to 34,999	12	6%	12	6%
Under 25,000	5	3%	5	3%
Total	198	100%	197	100%

The Company believes that opening new stores and remodeling current stores are vital for future Company growth. The location and appearance of its stores are important components of attracting new and retaining current customers. On an average basis, the Company has two to three new/relocated stores in the process of being developed and dedicates one third of its capital expenditure budget to new stores annually, excluding acquisitions. Although supply chain conditions relating to labor and materials needed for opening and remodeling stores are stabilizing, labor and supply chain disruptions resulted in multiple store development and construction projects (new, relocated, addition, major remodel) to be carried over for completion in 2025 and 2026. Generally, another fifteen to twenty percent of the capital expenditure budget is dedicated to store remodels while the remainder is attributable to supply chain, technology, smaller in-store sales-driven projects, store maintenance and store support function expenditures.

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2024	2023	2022	2021	2020
Beginning store count	197	197	196	196	198
New/relocated stores (1)	2	—	2	4	2
Closed/relocated stores	(1)	—	(1)	(4)	(4)
Ending store count	198	197	197	196	196
Total square feet (000’s), at year-end	9,757	9,710	9,710	9,617	9,568
Additions/major remodels	12	4	9	13	13
(1)	In 2024, the Company acquired two former Sunnyway Food stores located in Chambersburg and Greencastle in Pennsylvania from Sunnyway Foods, Inc.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 53% of product supplied to stores with the remaining being supplied by direct store vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, water, ice, ice cream and fresh meat products. The corporate offices are located in Sunbury, Pennsylvania where the Company was founded in 1912.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and community impact. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on the environment, which also serves to increase the Company’s efficiency. The Company continues to be a member of the EPA GreenChill program for advancing environmentally beneficial refrigerant management systems. The Company currently has fifteen stores certified under this program and plans to expand this program to more stores. Since 2017, the Company has replaced 96% of its stores fluorescent lighting with more energy efficient and environmentally friendly LED lighting. The Company continues to emphasize recycling in all areas, diverting approximately 40 thousand tons of waste from landfills annually. These statistics and more can be found in the Company’s most recently published sustainability report, linked below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company operates in a highly competitive marketplace. The number and the variety of competitors vary by market. The Company’s principal competition consists of international, national, regional and local food chains, as well as independent food stores. The Company also faces substantial competition from convenience stores, membership warehouse clubs, specialty retailers, supercenters and large-scale drug and pharmaceutical chains. This competition is augmented by the food retail industry’s expansion into the online market in recent years. The Company continues to effectively compete by offering a strong combination of value, quality and service. The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 190 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers at all 198 of its locations via multiple grocery delivery partners.

Human Capital. The Company believes that talent is a business differentiator and is committed to creating a sustainable competitive advantage through the selection, development and promotion of talented, highly motivated people. The Company believes that establishing a learning culture supports its commitment to be an employer of choice and helps drive customer engagement with its employees. Improvements in the Company’s talent management and development will help drive business impact while providing internal career opportunities. The Company continues to grow leaders at every level throughout the organization by creating a culture of mentoring, coaching and leveraging on-the-job assignments for continued development. The Company believes that a strong employment brand is necessary to attract and retain top talent and affects its ability to compete and execute strategic plans. The Company will continue to assess and upgrade underlying technologies to support human capital development as a strategic imperative for future growth.

The Company currently employs approximately 22,000 full-time and part-time employees. Approximately 94% of Weis Markets employees are paid an hourly wage.

Trade Names and Trademarks. The Company has invested significantly in the development and protection of “Weis Markets” both as a trade name and a trademark and considers it to be an important asset. The Company is the exclusive licensee of nearly 115 trademarks registered and/or pending in the United States Patent and Trademark Office from WMK Holdings, Inc., including trademarks for its product lines and promotions such as Weis, Weis 2 Go, Weis Great Meals Start Here, Weis Gas-n-Go and Weis Nutri-Facts. Each trademark registration is for an initial period of 10 years and may be renewed so long as it is in continued use in commerce.

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

The Company’s Corporate Governance materials can be found on the “Governance” page of its web site. These materials include the Corporate Governance Guidelines; the Charters of the Audit, Compensation and Disclosure Committees; both the Code of Business Conduct and Ethics and the Code of Ethics for the CEO and CFO; the Policy Relating to Recovery (Clawback) of erroneously Awarded Compensation; and the Securities Trading Policy. A copy of the foregoing corporate governance materials is available upon written request to the Company’s principal executive offices.

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

The Company’s success depends to a significant degree upon the continued contributions of senior management. The loss of any key member of management may prevent the Company from implementing its business plans in a timely manner. In addition, employment conditions specifically may affect the Company’s ability to hire and train qualified employees.

Financial, Investments and Infrastructure Risks

The failure to execute expansion plans could have a material adverse effect on the Company’s business and results of its operations.

Circumstances outside the Company’s control could negatively impact anticipated capital investments in the Company’s stores, distribution and manufacturing, as well as in information technology and equipment. The Company cannot determine with certainty whether its new or acquired stores will meet expected benefits including, among other things, operating efficiencies, procurement savings, innovation, sharing of best practices and increased market share that may allow for future growth. Achieving the anticipated benefits may be subject to a number of significant challenges and

WEIS MARKETS, INC.

Item 1a.   Risk Factors: (continued)

uncertainties, including, without limitation, the possibility of imprecise assumptions underlying expectations regarding potential synergies and the integration process, unforeseen expenses and delays diverting Management’s time and attention and competitive factors in the marketplace.

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

The Company uses a combination of insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and employee medical benefit claims. Management estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Information Security, Cybersecurity and Data Privacy Risks

Disruptions or cybersecurity breaches in the Company’s information technology systems could adversely affect results of operations.

The Company’s business is highly dependent on complex information technology systems that are vital to its continuing operations. If the Company was to experience difficulties maintaining existing systems or implementing new systems, significant losses could be incurred due to disruptions in its operations. Additionally, these systems contain valuable proprietary data as well as receipt and storage of personal information about its employees and customers, in particular electronic payment data and personal health information that, if breached, would have an adverse effect on the Company. Such an occurrence could adversely affect the Company’s reputation with its customers, employees, and vendors, as well as the Company’s financial condition, results of operations, and liquidity with potential litigation against the Company or the imposition of penalties. The techniques and sophistication used in breach information technology systems and the rapid evolution and increased adoption of artificial intelligence technologies may intensify the Company’s cyber security risks.

Supply Chain and Third-Party Risks

The Company is affected by certain operating costs which could increase or fluctuate considerably, and other potential disruptions.

Employee expenses contribute to the majority of the Company’s operating costs. The Company’s financial performance is potentially affected by increasing wage and benefit costs, a competitive labor market, regulatory wage increases and the risk of unionized labor disruptions of its non-union workforce. The Company’s profit is particularly sensitive to the cost of oil. Oil prices directly affect the Company’s product transportation costs, as well as its utility and petroleum-based supply costs. It also affects the costs of its suppliers, which impacts its cost of goods. Additionally, disruptions to the Company’s distribution of food products pose significant risks to the Company's operations. Various factors such as extreme weather conditions, food and drug safety, health epidemics or pandemics, and civil unrest could all contribute to such disruptions.

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

The majority of the Company’s stores are concentrated in central and northeast Pennsylvania, central Maryland, suburban Washington, DC and Baltimore regions and New York’s Southern Tier. Changes in economic and social conditions in the Company’s operating regions, including fluctuations in the inflation rate along with changes in population and employment and job growth rates and changes in government benefits such as SNAP/EBT or child care credits, affect customer shopping habits. Business disruptions due to extreme weather and catastrophic events may also affect our business. The Company’s geographic regions could receive an extreme variance in the amount of annual snowfall that may materially affect sales and expense results.

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

The Weis family’s share ownership represents approximately 65% of the combined voting power of the Company’s common stock as of December 28, 2024. As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, one of the Company’s five directors is a member of the Weis family.

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

Management’s Role in Managing Risk

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

WEIS MARKETS, INC.

Item1c. Cybersecurity: (continued)

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

Item 2.   Properties:

As of December 28, 2024, the Company owned and operated 105 of its retail food stores and leased and operated 93 stores under operating leases that expire at various dates through 2038. The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

The Company owns and operates one distribution center in Milton, Pennsylvania of approximately 1.3 million square feet, and one in Northumberland, Pennsylvania totaling approximately 76 thousand square feet. The Company also owns one warehouse complex in Sunbury, Pennsylvania totaling approximately 535 thousand square feet. The Company utilizes 258 thousand square feet of its Sunbury location to operate its three manufacturing facilities which process milk, water, ice, ice cream and fresh meat products.

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

Item 4. Mine Safety Disclosures:

Not Applicable.

WEIS MARKETS, INC.

Information about Our Executive Officers

The following sets forth the names and ages of the Company’s executive officers as of February 26, 2025, indicating all positions held during the past five years:

Name	Age	Current Title

Robert G. Gleeson (a)	59	Chief Operating Officer
David W. Gose II (b)	58	Senior Vice President of Operations
Michael T. Lockard (c)	55	Senior Vice President, Chief Financial Officer and Treasurer
James E. Marcil (d)	66	Senior Vice President of Human Resources
John F. O'Hara (e)	65	Senior Vice President of Legal Affairs & Real Estate, Secretary
Jeanette R. Rogers (f)	50	Vice President, Corporate Controller, Assistant Secretary
Jonathan H. Weis (g)	57	Chairman of the Board, President and Chief Executive Officer
R. Gregory Zeh Jr. (h)	52	Senior Vice President, Chief Information Officer

(a)	Robert G. Gleeson. Mr. Gleeson joined the Company in October 2018 and was promoted to Vice President of Fresh Merchandising in July 2019. In March 2021, Mr. Gleeson was promoted to Senior Vice President of Merchandising and Marketing. In January 2025, Mr. Gleeson was promoted to Chief Operating Officer. Prior to joining the Company, Mr. Gleeson held senior level merchandising positions, including Vice President of Center Store for Shoppers and Senior Vice President of Merchandising and Division President for Supervalu.
(b)	David W. Gose II. Mr. Gose joined the Company in May 2014 as Senior Vice President of Operations. Prior to joining the Company, Mr. Gose was Senior Director and Regional General Manager of Walmart Ohio, a retail store Supercenter, from February 2010 until May 2014. Walmart Ohio consisted of 92 stores that geographically included all stores south of Toledo, Cleveland, Akron and Youngstown.
(c)	Michael T. Lockard. Mr. Lockard joined the Company in January 2021 as Senior Vice President and also became Chief Financial Officer and Treasurer effective March 12, 2021. Prior to joining the Company, Mr. Lockard was Senior Vice President and Chief Financial Officer of K-VA-T Food Stores, Inc. from March 2012 until January 2021. K-VA-T Food Stores, Inc. is a self-distributing regional supermarket chain operating in Kentucky, Virginia, Tennessee, Georgia and Alabama. Prior to 2012, Mr. Lockard held various financial management positions with Walmart and UPS.
(d)	James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources. Prior to joining the Company, Mr. Marcil held senior level Human Resources positions with CVS and General Electric.
(e)	John F. O’Hara. Mr. O’Hara joined the Company in January 2006 as Real Estate Manager. In June 2012, Mr. O’Hara was promoted to Vice President of Legal Affairs and Real Estate. Mr. O’Hara was elected as Assistant Secretary of the Company in February 2014. In February 2024, Mr. O’Hara was promoted to Senior Vice President of Legal Affairs and Real Estate, Assistant Secretary. In February 2025, Mr. O’Hara was appointed Secretary.
(f)	Jeanette R. Rogers. Ms. Rogers joined the Company in November 2013 as Corporate Controller. Ms. Rogers was appointed as Assistant Treasurer of the Company in February 2014. In August 2016, Ms. Rogers was promoted to Vice President, Corporate Controller, Assistant Treasurer. In February 2025, Ms. Rogers was appointed Assistant Secretary. Prior to joining the Company, Ms. Rogers held various financial management positions with Foot Locker, Inc.

WEIS MARKETS, INC.

Information about Our Executive Officers: (continued)

(g)	Jonathan H. Weis. Mr. Weis joined the Company in 1989. Mr. Weis served the Company as Vice President of Property Management and Development from 1996 until April 2002, at which time he was appointed as Vice President and Secretary. In January of 2004, the Board appointed Mr. Weis as Vice Chairman and Secretary. Mr. Weis became the Company’s interim President and Chief Executive Officer in September 2013 and was appointed as President and Chief Executive Officer in February 2014. The Board elected Mr. Weis as Chairman of the Board in April 2015. Additionally, Mr. Weis assumed the duties of interim Chief Operating Officer from October 2024 to January 2025.
(h)	R. Gregory Zeh, Jr. Mr. Zeh joined the Company in September 2016 as Chief Information Officer. In February 2021, Mr. Zeh was promoted to Senior Vice President, Chief Information Officer. Prior to joining the Company, Mr. Zeh was Chief Financial Officer of Mazzone Management Group. During his career, Mr. Zeh has worked in senior finance and information technology positions in the food retail and service industries including as Vice President and Chief Information Officer at The Golub Corporation/ Price Chopper Supermarkets.

WEIS MARKETS, INC.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company’s stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings on February 26, 2025 was 12,475.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the cumulative total return of a Company-selected group index that the Company deems most properly represents its “Peer Group”, for the period of five years. The updated Peer group is made up of six retail grocers that the Company feels most closely relate to its size and business profile, including one national grocer the Company believes to be an industry market leader. The companies making up the Peer Group, in no particular order, are, Ingles Markets, Inc.; Koninklijke Ahold Delhaize N.V., added for the year ending December 28, 2024; Village Super Market, Inc.; SpartanNash Co., added for the year ending December 28, 2024; Sprouts Farmers Market, Inc. and The Kroger Company. Smart & Final Stores has been removed from the peer group due to the acquisition of the company by Apollo Global Management, LLC in June 2019. The graph depicts $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year in Weis Markets, Inc. common stock, S&P 500, and the Peer Group. The cumulative total return assumes reinvestment of dividends.

Comparative Five-Year Total Returns

	2019	2020	2021	2022	2023	2024
Weis Markets, Inc.	100.00	121.26	170.83	217.12	172.16	189.16
S&P 500	100.00	116.26	147.52	118.84	147.64	182.05
Updated Peer Group	100.00	113.33	153.85	147.22	157.20	226.45
Prior Peer Group	100.00	110.27	162.03	165.30	179.25	282.28

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

Company Overview

General

Weis Markets is a conventional supermarket chain that operates 198 retail stores with approximately 22 thousand employees located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia, and West Virginia. Approximately 94% of Weis Markets employees are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at certain locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; 3 Day Sale; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 53% of product supplied to stores with the remaining being supplied by direct store vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, water, ice, ice cream and fresh meat products. The corporate offices are located in Sunbury, Pennsylvania where the Company was founded in 1912.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview (continued)

The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 190 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers at all 198 of its locations via multiple grocery delivery partners.

Strategic Imperatives

The following strategic imperatives continue to be focused upon by the Company to attempt to ensure the success of the Company in the coming years:

●	Establish a Sales Driven Culture – The Company continues to focus on sales and profits growth, improved operating practices, increased productivity and positive cash flow. The Company believes disciplined growth will increase its market share and operating profits, resulting in enhanced shareholder value. The Company’s method of driving sales includes focused preparation and execution of sales programs, investing in new stores and remodels, and strategic acquisitions. Communicating clear executable standards and aligning performance measures across the organization will help to instill a sales-driven operating environment.
●	Build and Support Human Capital – The Company believes that talent is a business differentiator and is committed to creating a sustainable competitive advantage through the selection, development and promotion of talented, highly motivated people. The Company believes that establishing a learning culture supports its commitment to be an employer of choice and helps drive customer engagement with its employees. Improvements in the Company’s talent management and development will help drive business impact while providing internal career opportunities. The Company continues to grow leaders at every level throughout the organization by creating a culture of mentoring, coaching and leveraging on-the-job assignments for continued development. The Company believes that a strong employment brand is necessary to attract and retain top talent and affects its ability to compete and execute strategic plans. The Company will continue to assess and upgrade underlying technologies to support human capital development as a strategic imperative for future growth.
●	Become More Relevant to Consumers – Understanding the consumer is crucial to the Company’s strategic plan. The Company will develop and cultivate a culture where it is continually “on trend” with its consumers at the current time and where they are going next. The Company researches and studies the wants and needs of core consumers and casual consumers. It measures customer satisfaction and shares insights across the organization to improve communication between Management and its consumers. The Company uses consumer data to measure the value of programs offered and support consumer attraction and retention. The Company believes that its private brand products exceed consumer expectations and will continue to focus on the value and attribute messaging to drive organic growth.
●	Create Meaningful Differentiation – The Company recognizes the need to offer a compelling reason for customers to choose them over other channels. The Company has identified product pricing and promotion, customer shopping experience, and merchandising strategies as critical components of future success. The Company recognizes that the core of the strategy will focus on alignment of merchandising programs that foster customer engagement supported by a shopping experience that surpasses customers’ expectations. As part of this strategy, Management is committed to offering its customers a strong combination of quality, service and value.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview (continued)

●	Develop and Align Organizational Capabilities – The Company will elevate organizational capacity to support decision effectiveness and deliver consistent execution. To support this strategy the Company will assess organizational capacity to support the Company’s strategic direction. The Company will align business functions and processes to enhance key capabilities and to support scalability of operations. Continued investments in information technology systems to improve employee engagement, increase productivity, and provide valuable insight into customer behavior/shopping trends will remain a focus of the Company. The Company believes these systems will continue to play a key role in the measurement of the Company’s strategic decisions and financial returns.
●	Focus on Sustainability Strategies – The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: green design, natural resource conservation, food and agricultural impact and community impact. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on the environment. The Company’s most recently published sustainability report is located at: https://www.weismarkets.com/sustainability.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by the COVID-19 pandemic, inflation and declining government benefits, Management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following table provides the two-year stacked comparable store sales, excluding fuel and adjusted for an additional week in 2022 for the fiscal years ended December 28, 2024, and December 30, 2023, as well as fiscal years ended December 30, 2023, and December 31, 2022, respectively.

	Percentage Change
	Year Ended
	2024 vs. 2023	2023 vs. 2022
Comparable store sales, adjusted for an additional week in 2022, excluding fuel (individual year)	1.9%	2.3%
Comparable store sales, adjusted for an additional week in 2022, excluding fuel (two-year stacked)	4.2
Comparable store sales, adjusted for an additional week in 2022 (individual year)	1.7	1.7
Comparable store sales, adjusted for an additional week in 2022 (two-year stacked)	3.4
Comparable store sales, excluding fuel (individual year)	1.9	0.3
Comparable store sales, excluding fuel (two-year stacked)	2.2
Comparable store sales (individual year)	1.7	(0.2)%
Comparable store sales (two-year stacked)	1.5%

The 2024 and 2023 years were comprised of 52 weeks, whereas the 2022 year was comprised of 53 weeks.

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

Analysis of Consolidated Statements of Income

				Percentage Change
(amounts in thousands except per share amounts)	2024	2023	2022	2024 vs.	2023 vs.
For the Fiscal Years Ended December 28, 2024, December 30, 2023 and December 31, 2022	(52 Weeks)	(52 Weeks)	(53 Weeks)	2023	2022
Net sales	$4,773,880	$4,696,950	$4,695,943	1.6%	0.0%
Other revenue	17,850	17,623	18,043	1.3	(2.3)
Total revenue	4,791,730	4,714,573	4,713,986	1.6	0.0
Cost of sales, including advertising, warehousing and distribution expenses	3,587,651	3,535,009	3,514,029	1.5	0.6
Gross profit	1,204,079	1,179,564	1,199,957	2.1	(1.7)
Gross profit margin	25.2%	25.1%	25.6%
Operating, general and administrative expenses	1,072,364	1,042,378	1,042,905	2.9	(0.1)
O, G & A, percent of net sales	22.5%	22.2%	22.2%
Income from operations	131,715	137,186	157,052	(4.0)	(12.6)
Operating margin	2.8%	2.9%	3.3%
Investment income (loss) and interest expense	21,970	13,162	(82)	66.9	16151.2
Investment income (loss) and interest expense, percent of net sales	0.5%	0.3%	0.0%
Other income (expense)	(3,409)	(3,652)	3,807	6.7	(195.9)
Other income (expense), percent of net sales	(0.1)%	(0.1)%	0.1%
Income before provision for income taxes	150,275	146,696	160,777	2.4	(8.8)
Income before provision for income taxes, percent of net sales	3.1%	3.1%	3.4%
Provision for income taxes	40,334	42,868	35,581	(5.9)	20.5
Effective income tax rate	26.8%	29.2%	22.1%
Net income	$109,941	$103,828	$125,196	5.9%	(17.1)%
Net income, percent of net sales	2.3%	2.2%	2.7%
Basic and diluted earnings per share	$4.09	$3.86	$4.65	6.0%	(17.0)%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2024 vs.	2023 vs.
	2023	2022
Net sales, adjusted for an additional week in 2022, excluding fuel	1.8%	2.6%
Net sales, adjusted for an additional week in 2022	1.6	1.9
Net sales, excluding fuel	1.8	0.6
Net sales	1.6	0.0
Comparable store sales excluding fuel	1.9	0.3
Comparable store sales	1.7%	(0.2)%

The 2024 and 2023 years were comprised of 52 weeks, whereas the 2022 year was comprised of 53 weeks.

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

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales (continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Food-at-Home Price Index increased 1.8% in 2024, adjusted, 5.0% in 2023 and 11.4% in 2022. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the 52-week average price of gasoline in the Central Atlantic States decreased 5.1%, or $0.19 cents per gallon, in 2024 compared to the 52-week average in 2023. The 52-week average price of gasoline in the Central Atlantic States, according to the U.S. Department of Energy, decreased 10.1%, or $0.42 per gallon, in 2023 compared to the 53-week average in 2022.

Comparable store sales, excluding fuel and adjusted for the 53rd week in 2022, increased for all years presented. Comparable store sales, including fuel, increased in 2024 compared to 2023, which decreased when compared to 2022. On a comparable store sales basis pharmacy services increased in sales driven by the increased number of filled prescriptions. Comparable store sales increased 1.9% excluding fuel and 1.7% including fuel for 2024 compared to 2023. The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 190 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers in all 198 of its locations via multiple grocery delivery partners.

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

Gross profit rate was 25.2% in 2024, 25.1% in 2023, and 25.6% in 2022. The increase in gross profit rate is attributable to increased grocery sales, which have a higher gross profit margin than pharmacy and fuel sales.

The Company experienced unfavorable non-cash LIFO inventory valuation adjustments, decreasing gross profit by $608 thousand, $6.7 million and $29.2 million in 2024, 2023 and 2022, respectively.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 55.7% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased by 0.2% in 2024 compared to 2023 and increased 0.1% in 2023 compared to 2022. Direct store labor expenses increased in 2024 compared to 2023 due to increased wage expenses for hourly employees. Direct store labor increased slightly in 2023 compared to 2022 due to flat net sales results for the same period. Management continues to monitor store labor efficiencies and develop labor standards to reduce costs while maintaining the Company’s customer service expectations. During 2023, the Company completed a multi-year initiative to install or upgrade self-checkouts in its stores in response to customer preference and labor supply, including adding convertible dual-use checkout lanes.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $102.8 million, or 2.2% of net sales, for 2024 compared to $98.0 million, or 2.2% of net sales, for 2023 compared to $94.6 million, or 2.0% of net sales, for 2022. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2024 vs. 2023
(amounts in thousands)	Increase	Increase (Decrease)
December 28, 2024	(Decrease)	as a % of sales
Employee expense	$12,498	0.1%
Employee insurance benefits expense	4,684	0.1
Third party fees (information technology, consulting, and financial service fees)	9,769	0.2
Supplies expense	2,999	0.0
Other expenses (utilities, asset disposals, and deferred compensation plan liability)	36	(0.1)

The net increase in other expenses to 2024 from 2023 included a gain from the asset disposal on the sale of business assets and the change in the Company’s deferred compensation plan liability.

Employee insurance benefit expense increased in 2024 from 2023 due to more high dollar claims.

	2023 vs. 2022
(amounts in thousands)	Increase	Increase (Decrease)
December 30, 2023	(Decrease)	as a % of sales
Employee insurance benefits expense	$(6,338)	(0.1)%
Fixed expense (amortization, depreciation, insurance expenses, and occupancy costs)	3,999	0.1
Repairs and maintenance expense	3,563	0.1
Other expenses (employee expense, utilities, technology, asset disposals and insurance proceeds)	(1,751)	(0.1)

The majority of the decrease in other expenses to 2023 from 2022 were technology expenses due to more third-party information technology subscription and consulting services offset by less asset disposals and insurance proceeds.

Employee insurance benefits expense decreased to 2023 from 2022 due to a dependent audit which resulted in fewer claims.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Provision for Income Taxes

The effective income tax rate was 26.8%, 29.2% and 22.1% in 2024, 2023, and 2022, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes as well as nondeductible employee-related expenses. The Company reduced its provision for income taxes by $5.5 million in 2022 primarily due to the effects of Pennsylvania House Bill 1342 which was enacted on July 8, 2022. The bill made significant changes to the Commonwealth’s corporate income tax laws which included lowering the tax rate gradually from 9.99% in 2022 to 4.99% in 2031, offset by taxable income changes, inclusive of, updating market sourcing rules, and codifying the economic nexus standard.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 28, 2024, the availability under the revolving credit agreement was $14.5 million with $15.5 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

The Company’s investment portfolio consists of high-grade bonds with maturity dates between one and 30 years and four high yield, large capitalized public company equity securities. The portfolio totaled $192.0 million as of December 28, 2024. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed. See “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more details regarding the Company’s market risk.

The Company’s capital expenditure program includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. The Company completed the purchase of a store located in Newville, Pennsylvania in the first quarter of 2025. Management continues to reinvest in its long-term capital expenditure program including plans to complete multiple carryover projects from prior years that were delayed due to labor and supply chain disruptions. The Company anticipates to fund the long-term capital expenditure program, the acquisition of retail stores, the construction of additional distribution facilities, repurchases of common stock, and cash dividends on common stock through its cash and cash equivalents, marketable securities, cash flows from operating activities, and revolving credit agreement.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares.

Quarterly Cash Dividends

Total cash dividend payments on common stock, on a per share basis, amounted to $1.36 in 2024, $1.36 in 2023 and $1.30 in 2022. The Company increased its quarterly dividend from 32 cents per share to 34 cents per share in the fourth quarter of 2022. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the financial condition of the Company, results of operations and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Cash Flow Information

(amounts in thousands)
For the Fiscal Years Ended December 28, 2024,	2024	2023	2022	2024 vs.	2023 vs.
December 30, 2023 and December 31, 2022	(52 weeks)	(52 Weeks)	(53 weeks)	2023	2022
Net cash provided by (used in):
Operating activities	$187,467	$201,602	$218,024	$(14,135)	$(16,422)
Investing activities	(144,779)	(138,800)	(111,107)	(5,979)	(27,693)
Financing activities	(36,582)	(36,582)	(34,968)	—	(1,614)

Operating

Cash flows from operating activities decreased in 2024 as compared to 2023 and 2022. The decrease in 2024 from 2023 is due to increased value of inventory on hand due to timing of New Year’s selling period and in 2023 from 2022 is due to lower net income.

Investing

Property and equipment purchases totaled $168.5 million in 2024, $104.0 million in 2023 and $122.2 million in 2022. As a percentage of sales, capital expenditures totaled 3.5% in 2024, 2.2% in 2023 and 2.5% in 2022. The Company decreased its marketable securities holdings in 2024 by $34.0 million to fund the increase in capital expenditures and increased its marketable securities holdings in 2023 by approximately $39.5 million and in 2022 the Company maintained its marketable securities portfolio. In 2024, the Company purchased two previously leased store locations. The Company also completed a business acquisition in 2024, for which cash consideration totaled $16.2 million.

Financing

The Company paid dividends of $36.6 million in 2024, $36.6 million in 2023 and $35.0 million in 2022. The Company increased its quarterly dividend from 32 cents per share to 34 cents per share in the fourth quarter of 2022.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 28, 2024.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$202,996	$47,184	$76,339	$45,813	$33,660
Total	$202,996	$47,184	$76,339	$45,813	$33,660

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

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Policies and Estimates (continued)

Leases

The Company leases approximately 47% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment. The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and employee medical benefit claims. The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for individual annual claim occurrences exceeding a $600 thousand specific deductible. The Company is liable for workers’ compensation claims ranging from $1.0 million to $2.0 million per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250 thousand to $1.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

WEIS MARKETS, INC.

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 28, 2024	2025	2026	2027	2028	2029	Thereafter	Total	Dec. 28, 2024
Rate sensitive assets:
Fixed interest rate securities	$69,729	$26,000	$13,459	$13,995	$6,410	$55,135	$184,728	$186,041
Average interest rate	3.39%	2.37%	3.50%	2.80%	3.09%	2.63%	2.88%

Other Relevant Market Risks

The Company’s equity securities at December 28, 2024 had a fair value of $5.9 million. The dividend yield realized on these equity investments was 5.2% in 2024. By their nature, both the fixed interest rate securities and the equity investments inherently expose the holders to market risk. The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the Company believes that its exposure in this area is not material.

The Company’s revolving credit agreement is exposed to interest rate fluctuations to the extent of changes in the SOFR rate. The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility.

Item 8.   Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except shares)	December 28, 2024	December 30, 2023
Assets
Current:
Cash and cash equivalents	$190,323	$184,217
Marketable securities	191,971	225,991
SERP investment	31,123	26,651
Accounts receivable, net	81,567	65,092
Inventories	308,895	296,157
Prepaid expenses and other current assets	40,980	34,107
Total current assets	844,859	832,214
Property and equipment, net	1,011,498	961,353
Operating lease right-to-use	165,760	174,208
Goodwill	61,255	52,330
Intangible and other assets, net	24,066	19,527
Total assets	$2,107,438	$2,039,632

Liabilities
Current:
Accounts payable	$234,278	$226,164
Accrued expenses	34,196	42,676
Operating leases	39,336	40,658
Accrued self-insurance	19,729	18,353
Deferred revenue, net	13,040	12,416
Income taxes payable	2,723	516
Total current liabilities	343,304	340,782
Postretirement benefit obligations	31,123	29,032
Accrued self-insurance	25,662	25,174
Operating leases	134,127	142,345
Deferred income taxes	112,149	118,091
Other	15,044	9,871
Total liabilities	661,409	665,296
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,589,797	1,516,438
Accumulated other comprehensive income (loss) (Net of deferred taxes of $1,029 in 2024 and $430 in 2023)	(2,859)	(1,193)
	1,596,888	1,525,194
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,446,031	1,374,337
Total liabilities and shareholders’ equity	$2,107,438	$2,039,632

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except shares and per share amounts)
For the Fiscal Years Ended December 28, 2024,	2024	2023	2022
December 30, 2023 and December 31, 2022	(52 weeks)	(52 weeks)	(53 weeks)
Net sales	$4,773,880	$4,696,950	$4,695,943
Other revenue	17,850	17,623	18,043
Total revenue	4,791,730	4,714,573	4,713,986
Cost of sales, including advertising, warehousing and distribution expenses	3,587,651	3,535,009	3,514,029
Gross profit	1,204,079	1,179,564	1,199,957
Operating, general and administrative expenses	1,072,364	1,042,378	1,042,905
Income from operations	131,715	137,186	157,052
Investment income (loss) and interest expense	21,970	13,162	(82)
Other income (expense)	(3,409)	(3,652)	3,807
Income before provision for income taxes	150,275	146,696	160,777
Provision for income taxes	40,334	42,868	35,581
Net income	$109,941	$103,828	$125,196

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443	26,898,443
Cash dividends per share	$1.36	$1.36	$1.30
Basic and diluted earnings per share	$4.09	$3.86	$4.65

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)
For the Fiscal Years Ended December 28, 2024,	2024	2023	2022
December 30, 2023 and December 31, 2022	(52 weeks)	(52 weeks)	(53 weeks)
Net income	$109,941	$103,828	$125,196
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $599, $1,912 and $3,011, respectively)	(1,666)	5,255	(8,135)
Other comprehensive income (loss), net of tax	(1,666)	5,255	(8,135)
Comprehensive income, net of tax	$108,275	$109,083	$117,061

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 28, 2024,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 30, 2023 and December 31, 2022	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 25, 2021	33,047,807	$9,949	$1,358,963	$1,687	6,149,364	$(150,857)	$1,219,742
Net income	—	—	125,196	—	—	—	125,196
Other comprehensive income (loss), net of tax	—	—	—	(8,135)	—	—	(8,135)
Dividends paid	—	—	(34,968)	—	—	—	(34,968)
Balance at December 31, 2022	33,047,807	$9,949	$1,449,191	$(6,449)	6,149,364	$(150,857)	$1,301,834
Net income	—	—	103,828	—	—	—	103,828
Other comprehensive income (loss), net of tax	—	—	—	5,255	—	—	5,255
Dividends paid	—	—	(36,582)	—	—	—	(36,582)
Balance at December 30, 2023	33,047,807	$9,949	$1,516,438	$(1,193)	6,149,364	$(150,857)	$1,374,337
Net income	—	—	109,941	—	—	—	109,941
Other comprehensive income (loss), net of tax	—	—	—	(1,666)	—	—	(1,666)
Dividends paid	—	—	(36,582)	—	—	—	(36,582)
Balance at December 28, 2024	33,047,807	$9,949	$1,589,797	$(2,859)	6,149,364	$(150,857)	$1,446,030

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
(amounts in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Cash flows from operating activities:
Net income	$109,941	$103,828	$125,196
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	113,875	108,438	104,026
(Gain) loss on disposition of fixed assets	(4,447)	(46)	(2,407)
Unrealized (gain) loss in value of equity securities	(1,020)	275	1,325
Deferred income taxes	(5,344)	4,955	(852)
Unrealized (gain) loss in SERP	(2,987)	(2,834)	5,653
Changes in operating assets and liabilities:
Inventories	(12,637)	(2,883)	(23,687)
Accounts receivable and prepaid expenses	(23,347)	(18,564)	2,436
Accounts payable and other liabilities	11,364	13,095	7,695
Income taxes	2,208	(5,839)	(1,005)
Other	(139)	1,176	(356)
Net cash provided by operating activities	187,467	201,602	218,024
Cash flows from investing activities:
Purchase of property and equipment	(161,349)	(104,010)	(122,169)
Proceeds from the sale of property and equipment	6,507	867	6,691
Purchase of marketable securities	(163,638)	(112,979)	(355,757)
Proceeds from the sale and maturities of marketable securities	195,662	79,518	362,237
Acquisition of business	(16,225)	—	—
Purchase of intangible assets	(4,251)	(1,075)	(819)
Change in SERP investment	(1,485)	(1,120)	(1,290)
Net cash used in investing activities	(144,779)	(138,800)	(111,107)
Cash flows from financing activities:
Dividends paid	(36,582)	(36,582)	(34,968)
Net cash used in financing activities	(36,582)	(36,582)	(34,968)
Net increase (decrease) in cash and cash equivalents	6,106	26,220	71,949
Cash and cash equivalents at beginning of year	184,217	157,997	86,048
Cash and cash equivalents at end of period	$190,323	$184,217	$157,997

See accompanying notes to Consolidated Financial Statements. Cash paid for income taxes was $43.1 million, $43.8 million, $37.4 million in 2024, 2023 and 2022, respectively. Cash paid for interest related to long-term debt was $45 thousand, $41 thousand, $40 thousand in 2024, 2023 and 2022, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation founded in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. The Company’s operations are reported as a single reportable segment. There was no material change in the nature of the Company’s business during fiscal 2024.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. Fiscal 2024 was comprised of 52 weeks, ending on December 28, 2024. Fiscal 2023 was comprised of 52 weeks, ending on December 30, 2023. Fiscal 2022 was comprised of 53 weeks, ending on December 31, 2022. References to years in this Annual Report relate to fiscal years.

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

The Company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 28, 2024 and December 30, 2023 totaled $129.7 million and $118.4 million, respectively.

Consumer electronic payments accepted at the point of sale, including all credit card, debit card and electronic benefits transfer transactions that process in three days or less are classified as cash equivalents. Consumer electronic payment amounts classified as cash equivalents as of December 28, 2024 and December 30, 2023 totaled $31.6 million and $39.7 million, respectively.

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

Investment amounts classified as marketable securities as of December 28, 2024 and December 30, 2023 totaled $192.0 million and $226.0 million, respectively.

Equity securities are measured at fair value and the unrealized holding gains and losses are recorded in investment income (loss) and interest expense. The Company recognized a $1.0 million gain in 2024 and a $275 thousand loss in 2023.

(g)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $3.4 million and $2.0 million as of December 28, 2024 and December 30, 2023, respectively. The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants. The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions. Accounts receivable as of January 1, 2023 amounted to $50,863.

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

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(j)  Leases

The Company leases approximately 47% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment. The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

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

In 2024, the Company increased goodwill by $8.9 million from the acquisition of two Sunnyway Food stores, increasing goodwill to $61.3 million in 2024 from $52.3 million in 2023 and 2022.

The Company’s intangible assets and related accumulated amortization at December 28, 2024 and December 30, 2023 consisted of the following:

		December 28, 2024			December 30, 2023
		Accumulated			Accumulated
(amounts in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Liquor licenses	$16,394	$—	$16,394	$15,975	$—	$15,975
Software license	3,656	—	3,656	—	—	—
Asset acquisitions and other	2,683	1,259	1,424	3,612	1,734	1,878
Total	$22,733	$1,259	$21,474	$19,587	$1,734	$17,853

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 10 years for customer lists and 3 years for software. Estimated amortization expense for the next five fiscal years is approximately $1.5 million in 2025, $1.5 million in 2026, $1.1 million in 2027, $148 thousand in 2028 and $121 thousand in 2029. As of December 28, 2024, the Company’s intangible assets with indefinite lives consisted of goodwill and liquor licenses.

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

(m)  Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and employee medical benefit claims. The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for individual annual claim occurrences exceeding a $600 thousand specific deductible. The Company is liable for workers’ compensation claims ranging from $1.0 million to $2.0 million per claim. Property and casualty insurance coverage is maintained with outside carriers at deductible or retention levels ranging from $250 thousand to $1.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

(p)  Revenue Recognition

Revenue from the sale of products to the Company’s customers is recognized at the point of sale. Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold. Periodically, the Company will run a point-based sales incentive program that rewards customers with future sales discounts. The Company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software. Sales are reduced rationally and systematically by these estimates over the life of the program. Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts. The Company records “Deferred revenue” for the sale of gift cards and revenue is recognized in “Net sales” at the time of customer redemption for products. Gift card breakage income is recognized in “Operating, general and administrative expenses” based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is not material for either period presented. Sales tax is excluded from “Net sales.” The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction. Merchandise return activity is immaterial to revenues due to products being returned quickly and the relatively low unit cost. The Company provides a variety of services to its customers, including but not limited to lottery, money orders, third-party gift cards, and third-party bill pay services. Commission income earned from these services are recorded when earned as a component of “Other revenue.” The Company recorded commission income of $17.9 million in 2024, $17.6 million in 2023, $18.0 million in 2022.

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

Vendor allowances recorded as credits in cost of sales totaled $122.9 million in 2024, $106.9 million in 2023 and $120.0 million in 2022. Vendor paid cooperative advertising credits totaled $2.8 million in 2024, $3.1 million in 2023 and $2.9 million in 2022. These credits were netted against advertising costs within “Cost of Sales, including Advertising, Warehousing and Distribution expenses.” The Company had accounts receivable due from vendors of $318 thousand and $450 thousand for earned advertising credits and $10.1 million and $8.8 million for earned promotional discounts as of December 28, 2024 and December 30, 2023, respectively. The Company had $1.6 million and $2.4 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 28, 2024 and December 30, 2023, respectively.

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

(t)  Advertising Costs

The Company expenses advertising costs as incurred. The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $25.5 million in 2024, $24.2 million in 2023, $23.7 million in 2022 in “Cost of Sales, including Advertising, Warehousing and Distribution Expenses.”

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

(v)  Current Relevant Accounting Standards

The Company regularly monitors recently issued accounting standards and assesses their applicability and impact. The Company believes there are three accounting standard updates (ASU) that have or will have an impact on the Company’s disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which requires companies to enhance the disclosures about segment expenses. The new standard expands incremental line-item disclosures of significant segment expenses and how the expense information is applied in decision making and assessing performance of the reportable segment. The Company adopted ASU 2023-07 for the fiscal year ended December 28, 2024.

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(v)  Current Relevant Accounting Standards (continued)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of reconciliation of the expected tax at the applicable statutory federal income tax rate to the reported tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by nature and/or jurisdiction, disclosure of income taxes paid, net of refunds received, broken out between federal and state and local income taxes and payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed. The disclosures are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The disclosures in ASU 2023-09 should be applied on a prospective basis. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The new guidance is effective for annual reporting periods after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Dividends from the equity securities are recognized as received. Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $18.6 million, $9.5 million and $3.8 million which included unrealized gain in equity securities of $1.0 million, an unrealized loss in equity securities of $275 thousand, and an unrealized loss in equity securities of $1.3 million in the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

WEIS MARKETS, INC.

Note 2    Marketable Securities (continued)

Marketable securities, as of December 28, 2024 and December 30, 2023, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2024	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,930
Level 2
Corporate and municipal bonds	$171,258	$2,525	$(6,583)	167,201
Commercial Paper	18,671	169	—	18,840
Total	$189,930	$2,695	$(6,583)	$191,971

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 30, 2023	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$4,910
Level 2
Corporate and municipal bonds	$177,972	$3,853	$(6,553)	175,272
Commercial paper	44,732	1,076	—	45,808
Total	$222,704	$4,929	$(6,553)	$225,991

Maturities of marketable securities classified as available-for-sale at December 28, 2024, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$69,258	$69,564
Due after one year through five years	62,259	59,575
Due after five years through ten years	12,787	11,899
Due after ten years	45,626	45,004
Total	$189,930	$186,041

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan (SERP) for certain of its employees which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $3.4 million in the fiscal year ended December 28, 2024, investment income of $3.7 million in the fiscal year ended December 30, 2023 and investment loss of $3.8 million in the fiscal year ended December 31, 2022, respectively. The changes in the underlying liability to the employees are recorded in “Other income (expense).”

WEIS MARKETS, INC.

Note 3    Inventories

Inventories, as of December 28, 2024 and December 30, 2023, were valued as follows:

(amounts in thousands)	2024	2023
LIFO	$198,029	$201,683
Average cost	110,865	94,474
Total	$308,895	$296,157

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $110.9 million and $110.3 million higher than as reported on the above methods as of December 28, 2024, and December 30, 2023, respectively.

Note 4    Property and Equipment

Property and equipment, as of December 28, 2024 and December 30, 2023, consisted of:

	Useful Life
(amounts in thousands)	(in years)	2024	2023
Land		$160,282	$137,784
Buildings and improvements	10-60	876,022	839,202
Equipment	3-12	1,488,166	1,397,659
Leasehold improvements	5-20	242,295	234,287
Total, at cost		2,766,765	2,608,932
Less accumulated depreciation and amortization		1,755,267	1,647,579
Total		$1,011,498	$961,353

Note 5    Lease Commitments

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022.

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
(amounts in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Operating lease cost	$46,179	$47,187	$48,289
Variable lease cost	11,079	11,335	11,221
Lease or sublease income	(10,572)	(10,210)	(9,744)
Net lease cost	$46,686	$48,312	$49,766

The following is a schedule by year of the future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received as of December 28, 2024.

(amounts in thousands)	Leases	Subleases
2025	$47,184	$(5,655)
2026	41,863	(4,630)
2027	34,476	(3,658)
2028	27,053	(2,392)
2029	18,760	(1,456)
Thereafter	33,660	(2,037)
Total Lease Payments	$202,996	$(19,827)
Less: Interest	29,533	-
Present value of lease liabilities	173,463	(19,827)

WEIS MARKETS, INC.

Note 5    Lease Commitments (continued)

The following is a schedule of weighted-average remaining lease terms and weighted-average discount rates as of December 28, 2024, December 30, 2023, and December 31, 2022.

Lease Term and Discount Rate	December 28, 2024	December 30, 2023	December 31, 2022
Weighted-average remaining lease term	3.56	3.63	3.85
Weighted-average discount rate	4.08%	3.43%	2.81%

The following is a schedule of supplemental cash flow information related to leases as of December 28, 2024, December 30, 2023, and December 31, 2022.

(amounts in thousands)	December 28, 2024	December 30, 2023	December 31, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	47,203	48,476	48,744
Right of use assets obtained in exchange for operating lease liabilities	40,163	39,928	27,364

Note 6    Retirement Plans

The following is a schedule of the retirement plan costs for the fiscal years ended December 28, 2024, December 30, 2023 and December 31, 2022.

(amounts in thousands)	2024	2023	2022
Retirement savings plan	5,976	5,882	5,155
Profit Sharing	—	—	—
Deferred compensation plan	(2,381)	821	815
Supplemental executive retirement plan	793	875	709
Total	$4,388	$7,578	$6,679

The Company has a qualified retirement savings plan, the Weis Markets, Inc. Retirement Savings Plan, covering substantially all employees. Employer contributions are made at the sole discretion of the Company. In 2022, the plan was adjusted to benefit more employees by eliminating the noncontributory profit-sharing component and increasing the contributory component to $0.50 for every dollar that all eligible employeess contributed to the plan, up to 6% of their eligible pay.

The Company maintained a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate. As of December 28, 2024, there are no active participants in the plan. A benefit payment of approximately $1.0 million was made in 2024 and the $2.4 million remaining liability was reversed.

The Company also maintains a non-qualified supplemental executive retirement plan covering highly compensated employees. This plan is designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. This plan is unfunded and accounted for on an accrual basis. Plan participants are 100% vested in their accounts after three years of service with the Company. Benefits are distributed among participants upon termination or retirement. Substantial risk of benefit forfeiture does exist for participants in this plan. The present value of accumulated benefits amounted to $31.1 million and $26.7 million at December 28, 2024 and December 30, 2023, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

WEIS MARKETS, INC.

Note 7    Revenue Recognition

The following table represents net sales by product category and other revenue for years ending December 28, 2024, December 30, 2023 and December 31, 2022.

	52 Weeks Ended		52 Weeks Ended		53 Weeks Ending
(amounts in thousands)	December 28, 2024		December 30, 2023		December 31, 2022
Grocery	$3,927,461	82.3%	$3,921,041	83.5%	$3,978,397	84.7%
Pharmacy	603,216	12.6	527,010	11.2	441,840	9.4
Fuel	235,126	4.9	239,665	5.1	263,265	5.6
Manufacturing	8,077	0.2	9,233	0.2	12,441	0.3
Total net sales	$4,773,880	100.0%	$4,696,950	100.0%	$4,695,943	100.0%
Other revenue	17,850		17,623		18,043
Total revenue	$4,791,730		$4,714,573		$4,713,986

Note 8Segment Reporting

The Company manages the business activities on a consolidated basis and has one operating segment: retail. The Company derives all its revenue from sales within Pennsylvania and surrounding states. The Company’s retail segment derives revenues from customers through the retail sale of a range of products including grocery, pharmaceutical and fuel from company owned supermarkets. See Note 7 for the disaggregation of revenue by product category. The accounting policies of the Company’s single segment are the same as those described in the Company’s Significant Accounting Policies.

The Company’s chief operating decision maker is the Chief Operating Officer. The chief operating decision maker assesses performance for the segment and decides how to allocate resources based on operating income and net income that is also reported on the accompanying Consolidated Statements of Income. The measure of segment assets used to assess performance and allocate resources is reported on the Consolidated Balance Sheets as total assets. The chief operating decision maker uses operating income and net income to evaluate income generated from segment assets in deciding whether to reinvest profits into the segment, such as for acquisitions. Operating income and net income are used to monitor budget versus actual results. The chief operating decision maker also uses operating income and net income in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment.

WEIS MARKETS, INC.

Note 8Segment Reporting (continued)

The following table presents the retail segment’s revenue, significant segment expenses, and segment operating and net income for the years ended December 28, 2024, December 30, 2023, and December 31, 2022:

(amounts in thousands)	2024	2023	2022
Net sales	$4,773,880	$4,696,950	$4,695,943
Other revenue (1)	17,850	17,623	18,043
Total revenue	4,791,730	4,714,573	4,713,986
Less:
Cost of sales - stores	3,508,283	3,491,616	3,471,725
Labor - stores	425,333	410,681	408,149
Depreciation and amortization - stores (2)	90,890	88,508	85,389
Occupancy - stores	85,872	84,345	81,756
All other expense - stores (3)	312,690	276,197	270,536
Administration, manufacturing, and property management expense	125,785	118,412	145,790
Distribution and transportation	111,161	107,626	93,589
Income from operations	131,715	137,186	157,052
Other income (expense) (4)	(3,409)	(3,652)	3,807
Investment income (loss) and interest expense	21,970	13,162	(82)
Provision for income taxes	40,334	42,868	35,581
Net income	$109,941	$103,828	$125,196

(1)	Other revenue represents commission income as described in Note 1.
(2)	Segment depreciation and amortization expense, for stores and non-stores, for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $114 million, $108 million and $104 million respectively. Segment additions of long-lived assets for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 was $169 million, $104 million and $122 million respectively.
(3)	All other expense consists of all other store controllable and fixed expenses, such as financial services fees, utilities, and outside services.
(4)	Other income (expenses) consists of gains (losses) on SERP investments.

Note 9    Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 31, 2022	$(6,449)
Other comprehensive income (loss)	5,255
Net current period other comprehensive income (loss)	5,255
Accumulated other comprehensive income (loss) balance as of December 30, 2023	$(1,193)
Other comprehensive income (loss)	(1,666)
Net current period other comprehensive income (loss)	(1,666)
Accumulated other comprehensive income (loss) balance as of December 28, 2024	$(2,859)

WEIS MARKETS, INC.

Note 10    Income Taxes

(amounts in thousands)	2024	2023	2022
Current:
Federal	$33,979	$28,392	$28,536
State	11,699	9,521	7,896
Deferred:
Federal	(5,939)	955	3,191
State	595	4,000	(4,042)
Total	$40,334	$42,868	$35,581

The reconciliation of income taxes has been computed at the federal statutory rate of 21% in 2024, 2023 and 2022. Ending deferred tax liability has been computed at the federal statutory rate of 21%.

(amounts in thousands)	2024	2023	2022
Income taxes at federal statutory rate	$31,558	$30,806	$33,763
State income taxes, net of federal income tax benefit	8,900	9,800	4,700
Nondeductible employee-related expenses	2,137	2,709	2,235
State deferred rate change	—	—	(5,462)
Tax Credits	(1,450)	—	—
Other	(810)	(448)	345
Provision for income taxes	$40,334	$42,868	$35,581

The effective income tax rate was 26.8%, 29.2% and 22.1% in 2024, 2023, and 2022, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes, federal and state tax credits, and nondeductible employee-related expenses. The Company reduced its provision for income taxes by $5.5 million in 2022 primarily due to the effects of Pennsylvania House Bill 1342 which was enacted on July 8, 2022. The bill made significant changes to the Commonwealth’s corporate income tax laws which included lowering the tax rate gradually from 9.99% in 2022 to 4.99% in 2031, offset by taxable income changes, inclusive of, updating market sourcing rules, and codifying the economic nexus standard.

Cash paid for federal income taxes was $34.4 million, $23.0 million and $29.4 million in 2024, 2023 and 2022 respectively. Cash paid for state income taxes was $8.7 million, $20.8 million and $8.0 million in 2024, 2023 and 2022 respectively.

WEIS MARKETS, INC.

Note 10    Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 28, 2024 and December 30, 2023, are:

(amounts in thousands)	2024	2023
Deferred tax assets:
Accounts receivable	$794	$540
Employment incentives	4,300	4,855
Self-insurance liability	9,283	9,155
Postretirement benefit obligations	6,454	6,565
Net operating loss and credit carryforwards	1,533	2,153
Unrecognized tax benefits	549	1,341
174 R&D Capitalization	6,411	2,307
Other	116	683
Total deferred tax assets	29,440	27,599
Deferred tax liabilities:
Inventories	(11,811)	(12,225)
Unrealized gains on marketable securities	(223)	(554)
Prepaids	(9,895)	(6,290)
Nondeductible accruals and other	382	-
Depreciation	(120,042)	(126,621)
Total deferred tax liabilities	(141,589)	(145,690)
Net deferred tax liability	$(112,149)	$(118,091)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(amounts in thousands)	2024	2023
Unrecognized tax benefits at beginning of year	$6,384	$13,661
Reductions for tax positions of prior years	(1,042)	(948)
Settlements	(2,726)	(6,329)
Unrecognized tax benefits at end of year	$2,616	$6,384

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0 in 2024, $0 in 2023 and $3.6 million in 2022.

The Company or one of its subsidiaries files tax returns in the United States and various state jurisdictions. The tax years subject to examination in the United States and in Pennsylvania, where the majority of the Company’s revenues are generated, are 2022 to 2024.

WEIS MARKETS, INC.

Note 11    Acquisition of Business

Fiscal 2024 Acquisitions

On October 21, 2024, the Company purchased two Sunnyway Food stores located in South Central Pennsylvania. The Company acquired these locations and their operations in an effort to expand its presence in the region. The results of operations of the former Sunnyway Food stores acquisition are included in the accompanying Consolidated Financial Statements from the date of acquisition. The two former Sunnyway Food stores contributed $5.4 million to sales in 2024. The cash purchase price paid was $16.2 million for the property, equipment, inventories, and goodwill related to this purchase. The Company accounted for this transaction as a business combination in accordance with the acquisition method. The fair value of property and equipment were determined based on external appraisals. Goodwill of $8.9 million has been recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies. The $8.9 million of goodwill is deductible for tax purposes. The purchase price has been allocated to the acquired assets as follows:

2 Sunnyway
Food Stores
(dollars in thousands)	October 21, 2024
Inventories	$101
Property and equipment	7,200
Goodwill	8,924
Total fair value of assets acquired	$16,225

Note 12 Prior Year Revisions

As of December 28, 2024, the Company corrected the presentation of commission income which had previously been included in “Operating, general and administrative expenses” to be reflected as “Other revenue”.

The table below summarizes the effect of the correction of the previously reported Consolidated Financial Statements for the fiscal years ended December 30, 2023 and December 31, 2022.

	December 30, 2023			December 31, 2022
Consolidated Statements of Income	As Previously			As Previously
(dollars in thousands)	Reported	Revision	As Adjusted	Reported	Revision	As Adjusted
Other revenue	$-	$17,623	$17,623	$-	$18,043	$18,043
Total revenue	4,696,950	17,623	4,714,573	4,695,943	18,043	4,713,986
Gross profit	1,161,941	17,623	1,179,564	1,181,914	18,043	1,199,957
Operating, general and administrative expenses	1,024,755	17,623	1,042,378	1,024,862	18,043	1,042,905

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

WEIS MARKETS, INC.

Note 15    Long-Term Debt

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 28, 2024, the availability under the revolving credit agreement was $14.5 million with $15.5 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

Interest expense related to long-term debt was $45 thousand, $41 thousand and $40 thousand for 2024, 2023 and 2022, respectively.

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and its subsidiaries (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the 52 week period ended December 28, 2024, the 52 week period ended December 30, 2023 and the 53 week period ended December 31, 2022, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for the 52 week period ended December 28, 2024, the 52 week period ended December 30, 2023 and the 53 week period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2025, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

WEIS MARKETS, INC.

Our audit procedures related to the Company’s RIM inventory include the following, among others:

●	We obtained an understanding of the relevant controls, including IT application controls, surrounding the retail inventory valuation process and tested such controls for design and operating effectiveness, including automated processes and transactional data interfaces and management’s review controls over these data inputs and the Company’s RIM calculation outputs.

●	We tested the accuracy and completeness of the key inputs into the RIM calculation, including purchases, sales, discounts, shrink and price changes (markdowns) by comparing the key inputs back to source information such as point of sale information via retail pricing and tender/cash receipts, third-party vendor invoices and third-party inventory count information, including testing of a rollforward from the inventory count date to year-end inventory valuation.

●	We performed analytical procedures over cost of sales, disaggregated by cost category. Such analytical procedures included an analysis of cost of sales as a percentage of sales compared to historical periods.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Philadelphia, Pennsylvania

February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Internal Control Over Financial Reporting

WEIS MARKETS, INC.

We have audited Weis Markets, Inc.’s (the Company) internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for 52 week period ended December 28, 2024, the 52 week period ended December 30, 2023, and the 53 week period ended December 31, 2022, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index, and our report dated February 26, 2025, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2025

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

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on the Company’s evaluation, Management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2024.

RSM US LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 28, 2024. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

In the fourth quarter of 2023, Management implemented a new enterprise resource planning system (“ERP”) for human capital management and financial management. As a result, Management revised certain existing internal controls, processes, and procedures. There are inherent risks in implementing an ERP system and, accordingly, Management will continue to evaluate the design and operating effectiveness of these controls. Other than the ERP system implementation, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 28, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9b.   Other Information:

During the three months ended December 28, 2024, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None.

WEIS MARKETS, INC.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Information about our Executive Officers,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership” of the 2025 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

The Company has adopted an insider trading policy governing the purchase, sale, and/or disposition of its securities by its directors, officers, employees, and other covered persons. The Company believes this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the NYSE listing standards. A copy of this policy is filed as Exhibit 19 to this Annual Report. Additionally, the Company’s policy is to only engage in transactions of the Company securities in compliance with insider trading laws.

Item 11.   Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the 2025 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

The Company did not grant stock options or stock appreciation rights to its employees during Fiscal 2024 and does not anticipate that it will use stock options or stock appreciation rights as part of its compensation program going forward. The Company does not have any program, plan, or practice to time annual or ad hoc grants of equity-based awards in coordination with the release of material non-public information or otherwise, and does not grant stock options or stock appreciation rights during periods in which there is material nonpublic information about the Company, including at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the 2025 Weis Markets, Inc. definitive proxy statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the 2025 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the 2025 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules:

(a)(1)- The Company’s 2024 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2)- Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 50 of this Annual Report on Form 10-K

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

19	Weis Markets, Inc. Securities Trading Policy
21	Subsidiaries of the Registrant, filed with this Annual Report on Form 10-K
31.1	Rule 13a-14(a) Certification - CEO, filed with this Annual Report on Form 10-K
31.2	Rule 13a-14(a) Certification - CFO, filed with this Annual Report on Form 10-K
32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this Annual Report on Form 10-K
97	Policy Relating to Recovery of Erroneously Awarded Compensation, filed as Exhibit 97 in the Annual report on Form 10-K for the fiscal year ended December 30, 2023 and incorporated herein by reference.
*	Management contract or compensatory plan arrangement.

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

WEIS MARKETS, INC.

Item 15(c)(3).   Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(amounts in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe	Describe (1)	Period
Fiscal Year ended December 28, 2024:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,041	$2,231	$—	$883	$3,389

Fiscal Year ended December 30, 2023:
Deducted from asset accounts:
Allowance for uncollectible accounts	$4,577	$73	$—	$2,609	$2,041

Fiscal Year ended December 31, 2022:
Deducted from asset accounts:
Allowance for uncollectible accounts	$3,451	$2,489	$—	$1,363	$4,577
(1)	Deductions are uncollectible accounts written off, net of recoveries.

Item 16.   Form 10-K Summary:

None.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	2/26/2025	/S/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	2/26/2025	/S/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date	2/26/2025	/S/ Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Date	2/26/2025	/S/ Harold G. Graber
Harold G. Graber
Director

Date	2/26/2025	/S/ Dennis G. Hatchell
Dennis G. Hatchell
Director

Date	2/26/2025	/S/ Edward J. Lauth III
Edward J. Lauth III
Director

Date	2/26/2025	/S/ Gerrald B. Silverman
Gerrald B. Silverman
Director

Date	2/26/2025	/S/ Jeanette R. Rogers
Jeanette R. Rogers
Vice President, Corporate Controller
(Principal Accounting Officer)