Form 10-Q
period 2025-03-29
WEIS MARKETS INC
filed 2025-05-08
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

or

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

As of May 8, 2025, there were issued and outstanding 26,898,443 shares of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	March 29, 2025	December 28, 2024
Assets
Current:
Cash and cash equivalents	$167,931	$190,323
Marketable securities	169,937	191,971
SERP investment	29,767	31,123
Accounts receivable, net	81,862	81,567
Inventories	314,309	308,895
Prepaid expenses and other current assets	42,664	40,980
Total current assets	806,471	844,859
Property and equipment, net	1,023,695	1,011,498
Operating lease right-to-use	161,010	165,760
Goodwill	65,712	61,255
Intangible and other assets, net	24,446	24,066
Total assets	$2,081,333	$2,107,438

Liabilities
Current:
Accounts payable	$209,923	$234,278
Accrued expenses	37,695	34,196
Operating leases	40,015	39,336
Accrued self-insurance	19,273	19,729
Deferred revenue, net	9,992	13,040
Income taxes payable	8,951	2,723
Total current liabilities	325,850	343,304
Postretirement benefit obligations	29,772	31,123
Accrued self-insurance	25,654	25,662
Operating leases	128,382	134,127
Deferred income taxes	111,149	112,149
Other	3,570	15,044
Total liabilities	624,376	661,409
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 26,898,443 shares outstanding	9,949	9,949
Retained earnings	1,601,129	1,589,797
Accumulated other comprehensive income (loss) (Net of deferred taxes of $1,162 in 2025 and $1,029 in 2024)	(3,264)	(2,859)
	1,607,814	1,596,888
Treasury stock at cost, 6,149,364 shares	(150,857)	(150,857)
Total shareholders’ equity	1,456,957	1,446,031
Total liabilities and shareholders’ equity	$2,081,333	$2,107,438

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(amounts in thousands, except shares and per share amounts)	March 29, 2025	March 30, 2024
Net sales	$1,196,805	$1,178,168
Other revenue	3,971	4,037
Total revenue	1,200,776	1,182,205
Cost of sales, including advertising, warehousing and distribution expenses	901,274	887,194
Gross profit on sales	299,502	295,011
Operating, general and administrative expenses	276,466	267,647
Income from operations	23,036	27,364
Investment income (loss) and interest expense	4,411	5,552
Other income (expense)	357	(1,401)
Income before provision for income taxes	27,804	31,514
Provision for income taxes	7,326	8,349
Net income	$20,478	$23,165

Weighted-average shares outstanding, basic and diluted	26,898,443	26,898,443
Cash dividends per share	$0.34	$0.34
Basic and diluted earnings per share	$0.76	$0.86

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Net income	$20,478	$23,165
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $132 in 2025 and $163 in 2024)	(405)	(455)
Other comprehensive income gain (loss), net of tax	(405)	(455)
Comprehensive income, net of tax	$20,073	$22,710

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
March 29, 2025 and March 30, 2024	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 28, 2024	33,047,807	$9,949	$1,589,797	$(2,859)	6,149,364	$(150,857)	$1,446,030
Net income	—	—	20,478	—	—	—	20,478
Other comprehensive income (loss), net of tax	—	—	—	(405)	—	—	(405)
Dividends paid	—	—	(9,145)	—	—	—	(9,145)
Balance at March 29, 2025	33,047,807	$9,949	$1,601,129	$(3,264)	6,149,364	$(150,857)	$1,456,957

Balance at December 30, 2023	33,047,807	$9,949	$1,516,438	$(1,193)	6,149,364	$(150,857)	$1,374,337
Net income	—	—	23,165	—	—	—	23,165
Other comprehensive income (loss), net of tax	—	—	-	(455)	—	—	(455)
Dividends paid	—	—	(9,145)	—	—	—	(9,145)
Balance at March 30, 2024	33,047,807	$9,949	$1,530,458	$(1,648)	6,149,364	$(150,857)	$1,387,902

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Cash flows from operating activities:
Net income	$20,478	$23,166
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	29,623	27,447
(Gain) loss on disposition of fixed assets	264	220
Unrealized (gain) loss in value of equity securities	(1,066)	(234)
Deferred income taxes	(868)	(407)
Unrealized (gain) loss in SERP	1,199	(1,306)
Changes in operating assets and liabilities:
Inventories	(5,264)	395
Accounts receivable and prepaid expenses	(2,016)	(1,857)
Accounts payable and other liabilities	(43,074)	(20,175)
Income taxes	6,228	7,455
Other	(648)	(466)
Net cash provided by operating activities	4,856	34,239
Cash flows from investing activities:
Purchase of property and equipment	(33,180)	(35,530)
Proceeds from the sale of property and equipment	74	32
Purchase of marketable securities	(14,610)	(62,814)
Proceeds from the sale and maturities of marketable securities	36,924	26,798
Acquisition of business	(7,468)	—
Purchase of intangible assets	—	(419)
Change in SERP investment	157	(1,192)
Net cash used in investing activities	(18,103)	(73,125)
Cash flows from financing activities:
Dividends paid	(9,145)	(9,145)
Net cash used in financing activities	(9,145)	(9,145)
Net increase (decrease) in cash and cash equivalents	(22,392)	(48,031)
Cash and cash equivalents at beginning of year	190,323	184,217
Cash and cash equivalents at end of period	$167,931	$136,185

See accompanying notes to Condensed Consolidated Financial Statements. In the first thirteen weeks of 2025, there was $2.0 million cash paid for income taxes compared to $1.3 million in 2024 for the same period. Cash paid for interest related to long-term debt was $10 thousand and $16 thousand in the first thirteen weeks of 2025 and 2024, respectively.

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

(2) Current Relevant Accounting Standards

The Company regularly monitors recently issued accounting standards and assesses their applicability and future impact. The Company believes there are two accounting standard updates (ASU) that will have an impact on the Company’s disclosures.

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of reconciliation of the expected tax at the applicable statutory federal income tax rate to the reported tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by nature and/or jurisdiction, disclosure of income taxes paid, net of refunds received, broken out between federal and state and local income taxes and payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed. The disclosures are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The disclosures in ASU 2023-09 should be applied on a prospective basis. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

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

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Unrealized gains and losses on debt securities are recognized in “Accumulated other comprehensive income (loss)” on the Company’s Condensed Consolidated Balance Sheets. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment income of $4.8 million in the thirteen weeks ended March 29, 2025, which included an unrealized gain in equity securities of $1.1 million. In the thirteen weeks ended March 30, 2024, the Company recognized investment income of $4.1 million, which included an unrealized gain in equity securities of $234 thousand.

Marketable securities, as of March 29, 2025 and December 28, 2024, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
March 29, 2025	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$6,995
Level 2
Corporate and municipal bonds	$153,734	$2,657	$(7,165)	149,226
Commercial paper	13,634	82	—	13,716
Total	$167,368	$2,739	$(7,165)	$169,937

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2024	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,930
Level 2
Corporate and municipal bonds	$171,258	$2,525	$(6,583)	167,201
Commercial paper	18,671	169	—	18,840
Total	$189,930	$2,695	$(6,583)	$191,971

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of marketable securities classified as available-for-sale at March 29, 2025, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$42,941	$43,236
Due after one year through five years	62,834	60,574
Due after five years through ten years	11,959	11,220
Due after ten years	49,634	47,912
Total	$167,368	$162,942

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its employees which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Condensed Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized an investment loss of $357 thousand and investment income of $1.4 million in the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively. The changes in the underlying liability to the employees are recorded in “Other income (expense).”

(4) Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable debt securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 28, 2024	$(2,859)
Other comprehensive income (loss)	(405)
Net current period other comprehensive income (loss)	(405)
Accumulated other comprehensive income (loss) balance as of March 29, 2025	$(3,264)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was last amended on September 29, 2023, and matures on October 1, 2027. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of March 29, 2025, the availability under the Credit Agreement was $14.5 million, net of $15.5 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

Interest expense related to long-term debt was $10 thousand and $16 thousand in the thirteen weeks ended March 29, 2025, and March 30, 2024, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) Revenue Recognition

The following table represents net sales by product category and other revenue for the thirteen weeks ended March 29, 2025, and March 30, 2024:

	13 Weeks Ended
(amounts in thousands)	March 29, 2025		March 30, 2024
Grocery	$993,095	83.0%	$981,014	83.3%
Pharmacy	148,091	12.3	141,223	12.0
Fuel	53,495	4.5	53,398	4.5
Manufacturing	2,124	0.2	2,533	0.2
Total net sales	1,196,805	100.0%	1,178,168	100.0%
Other revenue	3,971		4,037
Total revenue	$1,200,776		$1,182,205

(7) Segment Reporting

The Company manages the business activities on a consolidated basis and has one operating segment: retail. The Company derives all its revenue from sales within Pennsylvania and surrounding states. The Company’s retail segment derives revenues from customers through the retail sale of a range of products including grocery, pharmaceutical and fuel from company owned supermarkets. See Note 6 for the disaggregation of revenue by product category. The accounting policies of the Company’s single segment are the same as those described in the Company’s Significant Accounting Policies.

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

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the retail segment’s revenue, significant segment expenses, and segment operating and net income for the thirteen weeks ended March 29, 2025 and March 30, 2024:

	13 Weeks Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Net sales	$1,196,805	$1,178,168
Other revenue (1)	3,971	4,037
Total revenue	1,200,776	1,182,205
Less:
Cost of sales - stores	880,601	867,556
Labor - stores	108,807	105,193
Depreciation and amortization - stores (2)	23,225	21,964
Occupancy - stores	22,388	21,654
All other expense - stores (3)	80,065	77,924
Administration, manufacturing, and property management expense	32,757	32,780
Distribution and transportation	29,897	27,769
Income from operations	23,036	27,364
Other income (expense) (4)	357	(1,401)
Investment income (loss) and interest expense	4,411	5,552
Provision for income taxes	7,326	8,349
Net income	$20,478	$23,165

(1)	Other revenue represents commission income earned from a variety of services such as lottery, money orders, third party gift cards, and third party bill pay services.
(2)	Segment depreciation and amortization expense, for stores and non-stores, for the thirteen weeks ended March 29, 2025 and March 30, 2024 was $29.6 million and $27.4 million, respectively. Segment additions of long-lived assets for the thirteen weeks ended March 29, 2025 and March 30, 2024 was $36.0 million and $35.5 million, respectively.
(3)	All other expense consists of all other store controllable and fixed expenses, such as financial services fees, utilities, and outside services.
(4)	Other income (expenses) consists of gains (losses) on SERP investments.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8) Leases

As of March 29, 2025, the Company leased approximately 47% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen weeks ended March 29, 2025 and March 30, 2024.

	13 Weeks Ended
(amounts in thousands)	March 29, 2025	March 30, 2024
Operating lease cost	$11,615	$11,652
Variable lease cost	2,686	2,759
Lease or sublease income	(2,779)	(2,620)
Net lease cost	$11,522	$11,792

(9) Acquisition of Business

In the first quarter of 2025, the Company acquired and opened the former Saylor’s Market store located in Newville, Pennsylvania. The completion of this acquisition expands the Company’s footprint in the Cumberland County region. The results of operations of the former Saylor’s Market store is included in the accompanying Consolidated Financial Statements from the date of acquisition. The former Saylor’s Market store contributed $2.9 million to sales in 2025. The cash purchase price paid was $7.5 million for the property, equipment, inventories, and goodwill related to this purchase. The Company accounted for this transaction as a business combination in accordance with the acquisition method. The fair value of property and equipment were determined based on external appraisals. Goodwill of $4.5 million was recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies. The $4.5 million of goodwill is deductible for tax purposes. The purchase price has been allocated to the acquired assets as follows:

Saylor's Markets Inc.
(dollars in thousands)	January 21, 2025
Inventories	$150
Property and equipment	2,861
Goodwill	4,457
Total fair value of assets acquired	$7,468

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(10) Prior Year Revisions

As of December 28, 2024, the Company corrected the presentation of commission income which had previously been included in “Operating, general and administrative expenses” to be reflected as “Other revenue”.

The table below summarizes the effect of the correction of the previously reported Condensed Consolidated Financial Statements for the thirteen weeks ended March 30, 2024.

	13 Weeks Ended
	March 30, 2024
Consolidated Statements of Income	As Previously
(dollars in thousands)	Reported	Revision	As Adjusted
Other revenue	$-	$4,037	$4,037
Total revenue	1,178,168	4,037	1,182,205
Gross profit	290,974	4,037	295,011
Operating, general and administrative expenses	263,610	4,037	267,647

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2024, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Company Summary

Weis Markets is a conventional supermarket chain that currently operates 198 retail stores with approximately 22 thousand employees located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. Approximately 94% of Weis Markets employees are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at certain locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; Weekly Hot Buys; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 51% of products with the remaining being supplied by direct store delivery vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, water, ice, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 191 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers at all 198 of its locations via multiple grocery delivery partners.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to fluctuations caused by declining government benefits, pharmacy sales growth, the impact of the Easter holiday in the first quarter of 2024, and inflationary trends in the food retail industry, management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended March 29, 2025, and March 30, 2024, as well as periods ended March 30, 2024, and April 1, 2023, respectively. Comparable store sales increased 0.9 percent on an individual year-over-year basis and increased 4.0 percent on a two-year stacked basis for the thirteen weeks ended March 29, 2025.

	Percentage Change
	13 Weeks Ended
	2025 vs. 2024	2024 vs. 2023
Comparable store sales, excluding fuel (individual year)	1.0%	3.3%
Comparable store sales, excluding fuel (two-year stacked)	4.3
Comparable store sales (individual year)	0.9	3.1%
Comparable store sales (two-year stacked)	4.0
Comparable store sales, adjusted for Easter shift (individual year)	2.1%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income

			Percentage Change
	13 Weeks Ended		13 Weeks Ended
(amounts in thousands, except per share amounts)	March 29, 2025	March 30, 2024	2025 vs. 2024
Net sales	$1,196,805	$1,178,168	1.6%
Other revenue	3,971	4,037	(1.6)
Total revenue	1,200,776	1,182,205	1.6
Cost of sales, including advertising, warehousing and distribution expenses	901,274	887,194	1.6
Gross profit on sales	299,502	295,011	1.5
Gross profit margin	25.0%	25.0%
Operating, general and administrative expenses	276,466	267,647	3.3
O, G & A, percent of net sales	23.1%	22.7%
Income from operations	23,036	27,364	(15.8)
Operating margin	1.9%	2.3%
Investment income (loss) and interest expense	4,411	5,552	(20.6)
Investment income (loss) and interest expense, percent of net sales	0.4%	0.5%
Other income (expense)	357	(1,401)	(125.5)
Other income (expense), percent of net sales	0.0%	(0.1)%
Income before provision for income taxes	27,804	31,514	(11.8)
Income before provision for income taxes, percent of net sales	2.3%	2.7%
Provision for income taxes	7,326	8,349	(12.3)
Effective income tax rate	26.3%	26.5%
Net income	$20,478	$23,165	(11.6)%
Net income, percent of net sales	1.7%	2.0%
Basic and diluted earnings per share	$0.76	$0.86	(11.6)%

Net Sales

Individual Year-Over-Year Analysis of Sales

Percentage Change
2025 vs. 2024
March 29, 2025	13 Weeks Ended
Net sales, excluding fuel	1.5%
Net sales	1.6
Net sales, adjusted for Easter shift	2.7
Comparable store sales, excluding fuel (individual year)	1.0
Comparable store sales (individual year)	0.9
Comparable store sales, adjusted for Easter shift (individual year)	2.1%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.0% and 1.6% for the thirteen week periods ended March 29, 2025 and March 30, 2024, respectively. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States decreased 3.7% or $0.13 per gallon in the thirteen weeks ended March 29, 2025, compared to the same period in 2024. Although the U.S. Bureau of Labor Statistics’ and the U.S. Department of Energy indices may be reflective of broader trends, they will not necessarily be indicative of the Company’s actual results.

Total net sales increased 1.6% to $1.2 billion for the thirteen weeks ended March 29, 2025, from $1.2 billion for the thirteen weeks ended March 30, 2024. The Company’s sales were impacted from the Easter holiday period which occurred in the first quarter in 2024 but falls in the second quarter in 2025. The increase in total net sales includes retail price inflation in grocery, pharmacy and fresh product categories. Comparable store sales adjusted for the Easter holiday shift for the thirteen weeks ended March 29, 2025, compared to the same period in 2024 increased 2.1%. Comparable store sales for the same period increased 0.9% including fuel and 1.0% excluding fuel.

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

Gross profit on sales increased 1.5% for the thirteen weeks ended March 29, 2025, compared to the same period in 2024. Gross profit margin remained the same for the thirteen weeks ended March 29, 2025 when compared to the same period in 2024.

Non-cash LIFO inventory valuation adjustments represent income of $77 thousand in the first thirteen weeks of 2025 compared to expense of $1.4 million in the same period in 2024. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary trends in the food retail industry.

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 58.4% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased 0.1% in the thirteen week period ended March 29, 2025 when compared to the same period in 2024.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $26.7 million, or 2.2% of net sales during the thirteen weeks ended March 29, 2025 compared to $24.8 million, or 2.1% of net sales during the thirteen weeks ended March 30, 2024. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
March 29, 2025	(Decrease)	as a % of sales
Employee expenses	$5,408	0.2%
Utilities expense	1,048	0.1
Fixed expense (property taxes, depreciation, asset retirement)	1,572	0.1
Other expenses	791	-

Overall, the operating, general and administrative expenses as a percent of sales presented for the thirteen weeks ended March 29, 2025 increased in comparison with the 2024 percent of sales. Depreciation and amortization expenses along with employee expenses, mainly wages and insurance benefits, have increased in dollars as well as a percent of sales for the thirteen weeks ended March 29, 2025.

Provision for Income Taxes

The effective income tax rate was 26.3% and 26.5% for the thirteen weeks ended March 29, 2025 and March 30, 2024, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and last amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of March 29, 2025, the availability under the Credit Agreement was $14.5 million, net of $15.5 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company. The Company has not had an obligation on the Credit Agreement since the second quarter of 2018.

The Company’s investment portfolio consists of high-grade bonds and commercial paper with maturity dates between one and 30 years and four high yield, large capitalized public company equity securities. The portfolio totaled $169.9 million as of March 29, 2025. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

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

The Company anticipates funding the long-term capital expenditure program, the acquisition of retail stores, the construction of additional distribution facilities, repurchases of common stock, and cash dividends on common stock through its cash and cash equivalents, marketable securities, cash flows from operating activities, and the Credit Agreement. The Company has no other commitment of capital resources as of March 29, 2025, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2038.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares, and no repurchases were made during the quarter ended March 29, 2025.

Quarterly Cash Dividends

At its regular meeting held in May, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on May 27, 2025, to shareholders of record on May 12, 2025. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Cash Flow Information

	13 Weeks Ended
(amounts in thousands)	March 29, 2025	March 30, 2024	2025 vs. 2024
Net cash provided by (used in):
Operating activities	$4,856	$34,239	$(29,383)
Investing activities	(18,103)	(73,125)	55,022
Financing activities	(9,145)	(9,145)	—

Operating

Cash flows from operating activities decreased $29.4 million in the first thirteen weeks of 2025 compared to the first thirteen weeks of 2024. The decrease in cash flow from operating activities is primarily due to less net income and settling working capital obligations in the thirteen weeks of 2025 when compared to the same period in 2024.

Investing

In the first thirteen weeks of 2025, when compared to the same period in 2024, the purchase of property and equipment, net of proceeds from sales, increased $469 thousand and the purchases of marketable securities, net of proceeds from sales and maturities, decreased $58.3 million. Additionally, as a percent of sales, capital expenditures were 3.0% in the first thirteen weeks of 2025 and 2.5% in the first thirteen weeks of 2024. The increase as a percent of sales in 2025 compared to 2024 is due to the acquisition of a store.

Financing

The Company paid dividends of $9.1 million in each of the first thirteen weeks of 2025 and 2024.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2024 Annual Report on Form 10-K. There have been no changes to the Significant Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 28, 2024.

Forward-Looking Statements

In addition to historical information, this Form 10-Q report may contain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; tariffs and trade policies; business conditions and trends in the retail industry; the regulatory environment; rapidly changing technology, including cybersecurity and data privacy risks, and competitive factors, including increased competition with regional and national retailers; and price pressures. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect Management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended March 29, 2025. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 28, 2024, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 28, 2024, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 29, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 29, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Since December 28, 2024, there have been no material changes to the Company’s Risk Factors, except as noted below:

The Company’s operations are exposed to risk from global economic events.

In the first quarter of 2025, the United States imposed tariffs on specific goods imported from certain trading partners and suggested the potential for additional widespread tariffs in the near term. Subsequently, new tariffs were announced and paused. The Company may face risks related to the uncertainty of future government actions or regulation such as tariffs, duties, interpretations, administrative orders or applications that may have an adverse impact on the Company’s business and operations and the operations of the Company’s suppliers. Such risks may include lower sales volume, increased material costs, declining profitability, operational supply-chain disruptions and potential retaliatory actions.

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended March 29, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits

Exhibit 31.1 Rule 13a-14(a) Certification - CEO
Exhibit 31.2 Rule 13a-14(a) Certification - CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	5/8/2025	/S/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	5/8/2025	/S/ Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)