Form 10-Q
period 2025-06-28
WEIS MARKETS INC
filed 2025-08-07
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

As of August 7, 2025, there were 24,744,597 shares outstanding of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	June 28, 2025	December 28, 2024
Assets
Current:
Cash and cash equivalents	$61,911	$190,323
Marketable securities	126,872	191,971
SERP investment	30,759	31,123
Accounts receivable, net	81,798	81,567
Inventories	316,609	308,895
Income taxes recoverable	83	—
Prepaid expenses and other current assets	41,000	40,980
Total current assets	659,032	844,859
Property and equipment, net	1,048,930	1,011,498
Operating lease right-to-use	162,354	165,760
Goodwill	65,691	61,255
Intangible and other assets, net	24,885	24,066
Total assets	$1,960,892	$2,107,438

Liabilities
Current:
Accounts payable	$224,396	$234,278
Accrued expenses	36,926	34,196
Operating leases	39,134	39,336
Accrued self-insurance	18,201	19,729
Deferred revenue, net	9,661	13,040
Income taxes payable	—	2,723
Total current liabilities	328,318	343,304
Postretirement benefit obligations	30,759	31,123
Accrued self-insurance	25,646	25,662
Operating leases	130,263	134,127
Deferred income taxes	109,953	112,149
Other	3,770	15,044
Total liabilities	628,709	661,409
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 24,744,597 shares outstanding	9,949	9,949
Retained earnings	1,618,510	1,589,797
Accumulated other comprehensive income (loss) (Net of deferred taxes of $1,431 in 2025 and $1,029 in 2024)	(4,020)	(2,859)
	1,624,439	1,596,888
Treasury stock at cost, 8,303,210 shares	(292,257)	(150,857)
Total shareholders’ equity	1,332,182	1,446,031
Total liabilities and shareholders’ equity	$1,960,892	$2,107,438

See accompanying notes to Condensed Consolidated Financial Statements. As of December 28, 2024, the number of shares outstanding was 26,898,443 and the number of shares of treasury stock was 6,149,364 prior to the stock purchase transaction referenced in Note 11.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands, except shares and per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$1,214,479	$1,181,456	$2,411,284	$2,360,370
Other revenue	4,317	4,263	8,288	8,300
Total revenue	1,218,796	1,185,719	2,419,572	2,368,670
Cost of sales, including advertising, warehousing and distribution expenses	910,431	886,695	1,811,706	1,774,636
Gross profit on sales	308,365	299,024	607,866	594,034
Operating, general and administrative expenses	276,428	266,535	552,894	534,182
Income from operations	31,937	32,489	54,972	59,852
Investment income (loss) and interest expense	5,294	4,062	9,705	9,613
Other income (expense)	(2,163)	(407)	(1,805)	(1,808)
Income before provision for income taxes	35,068	36,144	62,872	67,657
Provision for income taxes	8,541	9,885	15,868	18,233
Net income	$26,526	$26,259	$47,004	$49,424

Weighted-average shares outstanding, basic and diluted	26,354,064	26,898,443	26,626,254	26,898,443
Cash dividends per share	$0.34	$0.34	$0.68	$0.68
Basic and diluted earnings per share	$1.01	$0.98	$1.77	$1.84

See accompanying notes to Condensed Consolidated Financial Statements. The weighted average shares reflects the change in the number of shares outstanding after the purchase of 2,153,846 shares on June 6, 2025 referenced in Note 11.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net income	$26,526	$26,259	$47,004	$49,424
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $269 and $83 for the thirteen weeks and $401 and $81 for the twenty-six weeks in 2025 and 2024, respectively)	(756)	229	(1,161)	(225)
Other comprehensive income gain (loss), net of tax	(756)	229	(1,161)	(225)
Comprehensive income, net of tax	$25,771	$26,489	$45,843	$49,199

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
June 28, 2025 and June 29, 2024	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at March 29, 2025	33,047,807	$9,949	$1,601,129	$(3,264)	6,149,364	$(150,857)	$1,456,957
Net income	—	—	26,526	—	—	—	26,526
Other comprehensive income (loss), net of tax	—	—	—	(756)	—	—	(756)
Dividends paid	—	—	(9,146)	—	—	—	(9,146)
Share purchase	—	—	—	—	2,153,846	(141,400)	(141,400)
Balance at June 28, 2025	33,047,807	$9,949	$1,618,510	$(4,020)	8,303,210	$(292,257)	$1,332,182

Balance at March 30, 2024	33,047,807	$9,949	$1,530,458	$(1,648)	6,149,364	$(150,857)	$1,387,902
Net income	—	—	26,259	—	—	—	26,259
Other comprehensive income (loss), net of tax	—	—	-	229	—	—	229
Dividends paid	—	—	(9,146)	—	—	—	(9,146)
Balance at June 29, 2024	33,047,807	$9,949	$1,547,571	$(1,419)	6,149,364	$(150,857)	$1,405,244

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Twenty-Six Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
June 28, 2025 and June 29, 2024	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 28, 2024	33,047,807	$9,949	$1,589,797	$(2,859)	6,149,364	$(150,857)	$1,446,031
Net income	—	—	47,004	—	—	—	47,004
Other comprehensive income (loss), net of tax	—	—	—	(1,161)	—	—	(1,161)
Dividends paid	—	—	(18,291)	—	—	—	(18,291)
Share purchase	—	—	—	—	2,153,846	(141,400)	(141,400)
Balance at June 28, 2025	33,047,807	$9,949	$1,618,510	$(4,020)	8,303,210	$(292,257)	$1,332,182

Balance at December 30, 2023	33,047,807	$9,949	$1,516,438	$(1,193)	6,149,364	$(150,857)	$1,374,337
Net income	—	—	49,424	—	—	—	49,424
Other comprehensive income (loss), net of tax	—	—	—	(225)	—	—	(225)
Dividends paid	—	—	(18,291)	—	—	—	(18,291)
Balance at June 29, 2024	33,047,807	$9,949	$1,547,571	$(1,419)	6,149,364	$(150,857)	$1,405,244

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(amounts in thousands)	June 28, 2025	June 29, 2024
Cash flows from operating activities:
Net income	$47,004	$49,424
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	60,218	55,353
(Gain) loss on disposition of fixed assets	(400)	126
Unrealized (gain) loss in value of equity securities	(968)	(385)
Deferred income taxes	(1,795)	(963)
Unrealized (gain) loss in SERP	(867)	(1,670)
Changes in operating assets and liabilities:
Inventories	(7,564)	(363)
Accounts receivable and prepaid expenses	(251)	(12,166)
Accounts payable and other liabilities	(31,063)	(17,138)
Income taxes	(2,806)	2,311
Other	(91)	(32)
Net cash provided by operating activities	61,417	74,498
Cash flows from investing activities:
Purchase of property and equipment	(88,346)	(65,606)
Proceeds from the sale of property and equipment	111	63
Purchase of marketable securities	(16,610)	(83,675)
Proceeds from the sale and maturities of marketable securities	80,855	74,172
Acquisition of business	(7,447)	—
Purchase of intangible assets	(1,331)	(419)
Change in SERP investment	1,230	(1,456)
Net cash used in investing activities	(31,538)	(76,921)
Cash flows from financing activities:
Share purchase	(140,000)	—
Dividends paid	(18,291)	(18,291)
Net cash used in financing activities	(158,291)	(18,291)
Net increase (decrease) in cash and cash equivalents	(128,412)	(20,714)
Cash and cash equivalents at beginning of year	190,323	184,217
Cash and cash equivalents at end of period	$61,911	$163,502

See accompanying notes to Condensed Consolidated Financial Statements. In the first twenty-six weeks of 2025, there was $20.5 million cash paid for income taxes compared to $16.5 million in 2024 for the same period. Cash paid for interest related to long-term debt was $19 thousand and $28 thousand in the first twenty-six weeks of 2025 and 2024, respectively.

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

In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of reconciliation of the expected tax at the applicable statutory federal income tax rate to the reported tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by nature and/or jurisdiction, disclosure of income taxes paid, net of refunds received, broken out between federal and state and local income taxes and payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed. The disclosures are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The disclosures in ASU 2023-09 should be applied on a prospective basis. The Company is currently evaluating this ASU to determine its impact on the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The new guidance is effective for annual reporting periods after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Unrealized gains and losses on debt securities are recognized in “Accumulated other comprehensive income (loss)” on the Company’s Condensed Consolidated Balance Sheets. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. In the thirteen weeks ended June 28, 2025, the Company recognized investment income of $3.1 million, which included an unrealized loss in equity securities of $97 thousand. In the thirteen weeks ended June 29, 2024, the Company recognized investment income of $3.7 million, which included an unrealized gain in equity securities of $151 thousand. In the twenty-six weeks ended June 28, 2025, the Company recognized investment income of $7.9 million, which included an unrealized gain in equity securities of $968 thousand. In the twenty-six weeks ended June 29, 2024, the Company recognized investment income of $7.8 million, which included an unrealized gain in equity securities of $385 thousand.

Marketable securities, as of June 28, 2025 and December 28, 2024, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
June 28, 2025	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$6,898
Level 2
Corporate and municipal bonds	$125,425	$2,007	$(7,458)	119,974
Total	$125,425	$2,007	$(7,458)	$126,872

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2024	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,930
Level 2
Corporate and municipal bonds	$171,258	$2,525	$(6,583)	167,201
Commercial paper	18,671	169	—	18,840
Total	$189,930	$2,695	$(6,583)	$191,971

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of marketable securities classified as available-for-sale at June 28, 2025, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$11,642	$11,581
Due after one year through five years	51,372	49,622
Due after five years through ten years	11,153	10,488
Due after ten years	51,258	48,283
Total	$125,425	$119,974

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its employees which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Condensed Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment income of $2.2 million and investment income of $407 thousand in the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively. The Company recognized investment income of $1.8 million in the first twenty-six weeks of 2025 and 2024. The changes in the underlying liability to the employees are recorded in “Other income (expense).”

(4) Accumulated Other Comprehensive Income (Loss)

All balances in accumulated other comprehensive loss are related to available-for-sale marketable debt securities. The following table sets forth the balance of the Company’s accumulated other comprehensive loss, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Debt Securities
Accumulated other comprehensive income (loss) balance as of December 28, 2024	$(2,859)
Other comprehensive income (loss)	(1,161)
Net current period other comprehensive income (loss)	(1,161)
Accumulated other comprehensive income (loss) balance as of June 28, 2025	$(4,020)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was last amended on September 29, 2023, and matures on October 1, 2027. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of June 28, 2025, the availability under the Credit Agreement was $17.4 million, net of $12.6 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $10 thousand and $13 thousand in the thirteen weeks ended June 28, 2025, and June 29, 2024, respectively. Interest expense related to long-term debt was $19 thousand and $28 thousand in the twenty-six weeks ended June 28, 2025 and June 29, 2024, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) Revenue Recognition

The following table represents net sales by product category and other revenue for the thirteen and twenty-six weeks ended June 28, 2025, and June 29, 2024:

	13 Weeks Ended
(amounts in thousands)	June 28, 2025		June 29, 2024
Grocery	$992,345	81.7%	$967,437	81.9%
Pharmacy	158,567	13.1	148,592	12.6
Fuel	62,273	5.1	64,320	5.4
Manufacturing	1,294	0.1	1,107	0.1
Total net sales	$1,214,479	100.0%	$1,181,456	100.0%
Other revenue	4,317		4,263
Total revenue	$1,218,796		$1,185,719

	26 Weeks Ended
(amounts in thousands)	June 28, 2025		June 29, 2024
Grocery	$1,985,440	82.4%	$1,948,449	82.6%
Pharmacy	306,658	12.7	291,441	12.3
Fuel	115,768	4.8	117,718	5.0
Manufacturing	3,418	0.1	2,762	0.1
Total net sales	$2,411,284	100.0%	$2,360,370	100.0%
Other revenue	8,288		8,300
Total revenue	$2,419,572		$2,368,670

(7) Segment Reporting

The Company manages the business activities on a consolidated basis and has one operating segment: retail. The Company derives all its revenue from sales within Pennsylvania and six surrounding states. The Company’s retail segment derives revenues from customers through the retail sale of a range of products including grocery, pharmaceutical and fuel from company operated supermarkets. See Note 6 for the disaggregation of revenue by product category. The accounting policies of the Company’s single segment are the same as those described in the Company’s Significant Accounting Policies.

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

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the retail segment’s revenue, significant segment expenses, and segment operating and net income for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024:

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$1,214,479	$1,181,456	$2,411,284	$2,360,370
Other revenue (1)	4,317	4,263	8,288	8,300
Total revenue	1,218,796	1,185,719	2,419,572	2,368,670
Less:
Cost of sales - stores	890,344	865,741	1,770,945	1,734,044
Labor - stores	110,789	106,934	219,595	212,127
Depreciation and amortization - stores (2)	23,574	22,405	46,800	44,369
Occupancy - stores	21,893	21,155	44,281	42,808
All other expense - stores (3)	79,897	77,412	159,962	155,336
Administration, manufacturing, and property management expense	30,969	33,520	63,726	66,300
Distribution and transportation	29,393	26,063	59,291	53,834
Income from operations	31,937	32,489	54,972	59,852
Other income (expense) (4)	(2,163)	(407)	(1,805)	(1,808)
Investment income (loss) and interest expense	5,294	4,062	9,705	9,613
Provision for income taxes	8,541	9,885	15,868	18,233
Net income	$26,526	$26,259	$47,004	$49,424

(1)	Other revenue represents commission income earned from a variety of services such as lottery, money orders, third party gift cards, and third party bill pay services.
(2)	Segment depreciation and amortization expense, for stores and non-stores, was $30.6 million and $27.9 million for the thirteen weeks ended June 28, 2025 and June 29, 2024 and $60.2 million and $55.3 million for the twenty-six weeks ended June 28, 2025 and June 29, 2024, respectively. Segment additions of long-lived assets was $55.1 million and $30.0 million for the thirteen weeks ended June 28, 2025 and June 29, 2024, respectively. Segment additions of long-lived assets was $91.2 million and $65.6 million for the twenty-six weeks ended June 28, 2025 and June 29, 2024, respectively.
(3)	All other expense consists of all other store controllable and fixed expenses, such as financial services fees, utilities, and outside services.
(4)	Other income (expenses) consists of gains (losses) on SERP liability.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8) Leases

As of June 28, 2025, the Company leased approximately 47% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024.

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Operating lease cost	$11,557	$11,542	$23,172	$23,194
Variable lease cost	2,952	2,780	5,637	5,539
Lease or sublease income	(2,780)	(2,611)	(5,559)	(5,231)
Net lease cost	$11,729	$11,710	$23,250	$23,502

(9) Acquisition of Business

In the first quarter of 2025, the Company acquired and opened the former Saylor’s Market store located in Newville, Pennsylvania. The completion of this acquisition expands the Company’s footprint in the Cumberland County region. The results of operations of the former Saylor’s Market store is included in the accompanying Consolidated Financial Statements from the date of acquisition. The former Saylor’s Market store contributed $8.0 million to sales in 2025. The cash purchase price paid was $7.5 million for the property, equipment, inventories, and goodwill related to this purchase. The Company accounted for this transaction as a business combination in accordance with the acquisition method. The fair value of property and equipment were determined based on external appraisals. Goodwill of $4.4 million was recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies. The $4.4 million of goodwill is deductible for tax purposes. The purchase price has been allocated to the acquired assets as follows:

Saylor's Markets Inc.
(dollars in thousands)	January 21, 2025
Inventories	$150
Property and equipment	2,861
Goodwill	4,436
Total fair value of assets acquired	$7,447

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(10) Prior Year Revisions

As of December 28, 2024, the Company corrected the presentation of commission income which had previously been included in “Operating, general and administrative expenses” to be reflected as “Other revenue”.

The table below summarizes the effect of the correction of the previously reported Condensed Consolidated Financial Statements for the thirteen and twenty-six weeks ended June 29, 2024.

	13 Weeks Ended			26 Weeks Ended
	June 29, 2024			June 29, 2024
Consolidated Statements of Income	As Previously			As Previously
(dollars in thousands)	Reported	Revision	As Adjusted	Reported	Revision	As Adjusted
Other revenue	$-	$4,263	$4,263	$-	$8,300	$8,300
Total revenue	1,181,456	4,263	1,185,719	2,360,370	8,300	2,368,670
Gross profit	294,761	4,263	299,024	585,734	8,300	594,034
Operating, general and administrative expenses	262,272	4,263	266,535	525,882	8,300	534,182

(11) Related Party Share Purchase Agreement Transaction

On June 6, 2025, the Company purchased in a private transaction 2,153,846 shares of its common stock, no par value (the “Transaction”) for an aggregate purchase price of $140,000,000, or approximately $65.00 per share, pursuant to a Share Purchase Agreement (the “Purchase Agreement”) among the trustees of The Patricia R. Weis Marital Trust and The Patricia G. Ross Weis Revocable Trust (collectively, the “Sellers”) and the Company. The Sellers are affiliated with Jonathan H. Weis, the Chairman, President, and CEO of the Company, and other members of the Weis family (collectively, the “Weis Family”). The Sellers will use the proceeds from the sale principally to satisfy estate tax obligations of the estate of Patricia R. Weis. Following the sale, the Sellers continue to own 4,051,383 shares of Common Stock, and members of the Weis Family remain owners of approximately 61% of the outstanding Common Stock.

The approximate $65.00 per share purchase price represented a 12.3% discount to the closing price of the Common Stock as of June 5, 2025, a 15.6% discount to the 30-day volume weighted average trading price of the Common Stock as of June 5, 2025, a 12.8% discount to the 180-day volume weighted average trading price of the Common Stock as of June 5, 2025, and a 8.4% discount to the 1-year volume weighted average trading price of the Common Stock as of June 5, 2025. The Company funded the purchase by a combination of cash on hand and cash from the sale of marketable securities. The Purchase Agreement contained customary representations, warranties, and covenants of the parties.

The Purchase Agreement was approved by the Company’s Board of Directors (other than Jonathan H. Weis who recused himself from voting), after having been negotiated and recommended by a special committee of the Company’s Board of Directors (the “Special Committee”), consisting solely of disinterested, independent directors. Kroll, LLC (acting through its Duff & Phelps Opinion Practice) was independent financial advisor to the Special Committee and provided a customary fairness opinion. K&L Gates LLP acted as counsel to the Special Committee. Reed Smith LLP was counsel to the Company, and Paul, Weiss, Rifkind, Wharton & Garrison LLP represented the Sellers.

The above description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, a copy of which is filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 6, 2025.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The 2,153,846 shares in the Transaction represented 8% of the 26,898,443 shares outstanding of the Company’s Common Stock as of June 6, 2025. At the end of the second quarter of 2025, there are 24,744,597 shares outstanding. For per share disclosures, a weighted-average shares outstanding calculation is used for the applicable reporting period.

In connection with the Transaction, the Company recognized approximately $1.1 million in legal and financial expenses shown within “Operating, general and administrative expenses” and recognized $1.4 million in excise tax liability or 1% of the $140,000,000 aggregate purchase price shown within “Accounts payable and other liabilities”.

As a private transaction, the Transaction does not affect the Company’s 2004 existing share repurchase plan, which remains in effect with an authorized balance of 752,468 shares.

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

Company Summary

Weis Markets is a conventional supermarket chain that currently operates 199 retail stores with approximately 22 thousand employees located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. In June 2025, the Company opened a new store in Ijamsville, Maryland expanding its presence in Frederick County. Approximately 94% of Weis Markets employees are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at certain locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; Weekly Hot Buys; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

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

The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 192 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers at all 199 of its locations via multiple grocery delivery partners.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to fluctuations caused by declining government benefits, pharmacy sales growth, the impact of the Easter holiday in the second quarter of 2025, and inflationary trends in the food retail industry, management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended June 28, 2025, and June 29, 2024, as well as periods ended June 29, 2024, and July 1, 2023, respectively. Comparable store sales increased 1.8 percent on an individual year-over-year basis and increased 2.3 percent on a two-year stacked basis for the thirteen weeks ended June 28, 2025. Comparable store sales increased 1.4 percent on an individual year-over-year basis and increased 3.2 percent on a two-year stacked basis for the twenty-six weeks ended June 28, 2025.

	Percentage Change
	13 Weeks Ended
June 28, 2025	2025 vs. 2024	2024 vs. 2023
Comparable store sales (individual year)	1.8%	0.5%
Comparable store sales (two-year stacked)	2.3
Comparable store sales, excluding fuel (individual year)	2.3	0.3%
Comparable store sales, excluding fuel (two-year stacked)	2.6
Comparable store sales, adjusted for Easter shift (individual year)	0.6%

	Percentage Change
	26 Weeks Ended
June 28, 2025	2025 vs. 2024	2024 vs. 2023
Comparable store sales (individual year)	1.4%	1.8%
Comparable store sales (two-year stacked)	3.2
Comparable store sales, excluding fuel (individual year)	1.7	1.8%
Comparable store sales, excluding fuel (two-year stacked)	3.5

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Change
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended	26 Weeks Ended
(amounts in thousands, except per share amounts)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024	2025 vs. 2024	2025 vs. 2024
Net sales	$1,214,479	$1,181,456	$2,411,284	$2,360,370	2.8%	2.2%
Other revenue	4,317	4,263	8,288	8,300	1.3	(0.1)
Total revenue	1,218,796	1,185,719	2,419,572	2,368,670	2.8	2.1
Cost of sales, including advertising, warehousing and distribution expenses	910,431	886,695	1,811,706	1,774,636	2.7	2.1
Gross profit on sales	308,365	299,024	607,866	594,034	3.1	2.3
Gross profit margin	25.4%	25.3%	25.2%	25.2%
Operating, general and administrative expenses	276,428	266,535	552,894	534,182	3.7	3.5
O, G & A, percent of net sales	22.8%	22.6%	22.9%	22.6%
Income from operations	31,937	32,489	54,972	59,852	(1.7)	(8.2)
Operating margin	2.6%	2.7%	2.3%	2.5%
Investment income (loss) and interest expense	5,294	4,062	9,705	9,613	30.3	1.0
Investment income (loss) and interest expense, percent of net sales	0.4%	0.3%	0.4%	0.4%
Other income (expense)	(2,163)	(407)	(1,805)	(1,808)	(431.4)	0.2
Other income (expense), percent of net sales	(0.2)%	(0.0)%	(0.1)%	(0.1)%
Income before provision for income taxes	35,068	36,144	62,872	67,657	(3.0)	(7.1)
Income before provision for income taxes, percent of net sales	2.9%	3.1%	2.6%	2.9%
Provision for income taxes	8,541	9,885	15,868	18,233	(13.6)	(13.0)
Effective income tax rate	24.4%	27.3%	25.2%	26.9%
Net income	$26,526	$26,259	$47,004	$49,424	1.0%	(4.9)%
Net income, percent of net sales	2.2%	2.2%	1.9%	2.1%
Basic and diluted earnings per share	$1.01	$0.98	$1.77	$1.84	3.1%	(3.8)%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2025 vs. 2024
June 28, 2025	13 Weeks Ended	26 Weeks Ended
Net sales	2.8%	2.2%
Net sales, excluding fuel	3.2	2.3
Net sales, adjusted for Easter shift	1.6
Comparable store sales (individual year)	1.8	1.4
Comparable store sales, excluding fuel (individual year)	2.3	1.7
Comparable store sales, adjusted for Easter shift (individual year)	0.6

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.1% for each thirteen week periods ended June 28, 2025 and June 29, 2024. The Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.1% and 0.9% for the twenty-six week periods ended June 28, 2025 and June 29, 2024, respectively. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States decreased 11.7% or $0.44 per gallon in the thirteen weeks ended June 28, 2025, compared to the same period in 2024. The average price of gasoline in the Central Atlantic States decreased 7.9% or $0.28 per gallon in the first twenty-six weeks of 2025 when compared to the same period in 2024. Although the U.S. Bureau of Labor Statistics’ and the U.S. Department of Energy indices may be reflective of broader trends, they will not necessarily be indicative of the Company’s actual results.

Total net sales increased 2.8% to $1.2 billion for the thirteen weeks ended June 28, 2025, from $1.2 billion for the thirteen weeks ended June 29, 2024. In the twenty-six weeks ended June 28, 2025, total net sales increased 2.2% to $2.4 billion from $2.4 billion in 2024. The Company’s second quarter sales were favorably impacted from the Easter holiday period which occurred in the second quarter this year but fell in the first quarter last year. The increase in total net sales includes retail price inflation in grocery, pharmacy and fresh product categories. Comparable store sales adjusted for the Easter holiday shift for the thirteen weeks ended June 28, 2025, compared to the same period in 2024 increased 0.6%. Comparable store sales for the same period increased 1.8% including fuel and 2.3% excluding fuel. Comparable store sales for the twenty-six weeks ended June 28, 2025, compared to the same period in 2024 increased 1.4% including fuel and 1.7% excluding fuel.

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

Gross profit on sales increased 3.1% and 2.3% for the thirteen and twenty-six weeks ended June 28, 2025, respectively, compared to the same period in 2024. Gross profit margin increased 0.1% for the thirteen weeks and remained the same for the twenty-six weeks ended June 28, 2025 when compared to the same period in 2024.

Non-cash LIFO inventory valuation adjustments represent expense of $99 thousand in the first twenty-six weeks of 2025 compared to expense of $2.2 million in the same period in 2024. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary trends in the food retail industry.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 58.8% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased 0.1% in the thirteen and twenty-six week periods ended June 28, 2025 when compared to the same periods in 2024.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $27.7 million, or 2.3% of net sales during the thirteen weeks ended June 28, 2025 compared to $25.2 million, or 2.1% of net sales during the thirteen weeks ended June 29, 2024. During the first twenty-six weeks of 2025 and 2024, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $54.4 million, or 2.3% of net sales and $50.0 million, or 2.1% of net sales, respectively. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
June 28, 2025	(Decrease)	as a % of sales
Employee expenses	$5,004	0.0%
Outside services and repairs	3,001	0.1
Fixed expenses (property taxes, depreciation, asset retirement)	2,401	0.1
Other expenses	(513)	(0.1)

	26 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
June 28, 2025	(Decrease)	as a % of sales
Employee expenses	$10,412	0.1%
Outside services and repairs	2,794	0.0
Fixed expenses (property taxes, depreciation, asset retirement)	3,973	0.1
Other expenses	1,533	0.0

Overall, the operating, general and administrative expenses as a percent of sales presented for the thirteen and twenty-six weeks ended June 28, 2025 increased in comparison with the 2024 percent of sales. Outside services and repairs along with employee expenses, mainly wages and insurance benefits, have increased in dollars as well as a percent of sales for the thirteen and twenty-six weeks ended June 28, 2025. Fixed expenses increased due to increased spending towards the Company’s capital expenditure programs, which includes the construction of new superstores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. Outside services increase is partially due to $1.1 million in legal and financial services for the related party share purchase transaction referenced in Note 11. Other expenses include $2.7 million in payments received to settle and monetize our legal claims related to being overcharged as a merchant for prior year credit card interchange fees.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Provision for Income Taxes

The effective income tax rate was 25.2% and 26.9% for the twenty-six weeks ended June 28, 2025 and June 29, 2024, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law.  This legislation includes provisions that permanently extend the expiring elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation on qualifying property placed in service after January 19, 2025, and full expensing of domestic research and development expenditures. Accounting Standards Codification ASC 740, “Income Taxes” requires the Company to recognize any impacts of enacted legislation in the period enacted. As the OBBBA was enacted after the Company’s June 28, 2025 quarter end, the legislation will be evaluated to determine impact to the Company, and all changes required will be reflected on the Company’s Form 10-Q for the quarter ended September 27, 2025.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and last amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of June 28, 2025, the availability under the Credit Agreement was $17.4 million, net of $12.6 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio historically consists of high-grade bonds and commercial paper with maturity dates between one and 30 years and four high yield, large capitalized public company equity securities. In connection with the related party share purchase transaction in June 2025, the Company temporarily liquidated its commercial paper holdings. As of June 28, 2025, the investment portfolio totaled $126.9 million. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

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

The Company anticipates funding the long-term capital expenditure program, the acquisition of retail stores, the construction of additional distribution facilities, repurchase of common stock, and cash dividends on common stock through its cash and cash equivalents, marketable securities, cash flows from operating activities, and the Credit Agreement. The Company has no other commitment of capital resources as of June 28, 2025, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2038.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares, and no repurchases were made during the quarter ended June 28, 2025.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Quarterly Cash Dividends

At its regular meeting held in July, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on August 11, 2025, to shareholders of record on July 28, 2025. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Cash Flow Information

	26 Weeks Ended
(amounts in thousands)	June 28, 2025	June 29, 2024	2025 vs. 2024
Net cash provided by (used in):
Operating activities	$61,417	$74,498	$(13,081)
Investing activities	(31,538)	(76,921)	45,383
Financing activities	(158,291)	(18,291)	(140,000)

Operating

Cash flows from operating activities decreased $13.1 million in the first twenty-six weeks of 2025 compared to the first twenty-six weeks of 2024. The decrease in cash flow from operating activities is primarily due to increased inventory purchases when compared to the same period in 2024.

Investing

In the first twenty-six weeks of 2025, when compared to the same period in 2024, the purchase of property and equipment, net of proceeds from sales, increased $25.5 million. Additionally, as a percent of sales, capital expenditures were 3.8% in the first twenty-six weeks of 2025 compared to 2.8% in the first twenty-six weeks of 2024. The increase as a percent of sales in 2025 compared to 2024 is primarily due to two new stores, one which opened in Ijamsville, MD in June 2025 and another expected to open in the third quarter of 2025. Intangible assets increased in the first twenty-six weeks of 2025 compared to 2024 with the purchase of $1.3 million in prescription files from Rite-Aid related to its announced bankruptcy and subsequent store closures. The purchases of marketable securities, net of proceeds from sales and maturities, decreased $73.7 million in the first twenty-six weeks of 2025 when compared to the same period 2024. Proceeds from the sales of marketable securities were used to partially fund the share purchase transaction referenced in Note 11.

Financing

Net cash used in financing activities in the first twenty-six weeks of 2025 was $158.3 million compared to $18.3 million in 2024. The Company purchased 2,153,846 shares of common stock from the family of the late Patricia G. Ross Weis at $65.00 per share on June 6, 2025 for an aggregate purchase price of $140 million dollars. The Company paid dividends of $18.3 million in each of the first twenty-six weeks of 2025 and 2024.

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

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended June 28, 2025. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 28, 2024, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 28, 2024, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended June 28, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 28, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Since December 28, 2024, there have been no material changes to the Company’s Risk Factors, except as noted below:

The Company’s operations are exposed to risk from global economic events.

In 2025, the United States imposed tariffs on specific goods imported from certain trading partners and suggested the potential for additional widespread tariffs in the near term. Subsequently, new tariffs were announced and paused. The Company may face risks related to the uncertainty of future government actions or regulation such as tariffs, duties, interpretations, administrative orders or applications that may have an adverse impact on the Company’s business and operations and the operations of the Company’s suppliers. Such risks may include lower sales volume, increased material costs, declining profitability, operational supply-chain disruptions and potential retaliatory actions.

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended June 28, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits

Exhibit 10.1 Share Purchase Agreement, dated June 6, 2025, by and among Weis Markets, Inc., The Patricia R. Weis Marital Trust, and The Patricia G. Ross Weis Revocable Trust (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2025).

Exhibit 31.1 Rule 13a-14(a) Certification - CEO
Exhibit 31.2 Rule 13a-14(a) Certification - CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	8/7/2025	/S/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	8/7/2025	/S/ Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)