Form 10-Q
period 2025-09-27
WEIS MARKETS INC
filed 2025-11-06
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

or

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

As of November 6, 2025, there were 24,744,597 shares outstanding of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	September 27, 2025	December 28, 2024
Assets
Current:
Cash and cash equivalents	$54,650	$190,323
Marketable securities	122,944	191,971
SERP investment	32,230	31,123
Accounts receivable, net	89,974	81,567
Inventories	323,375	308,895
Income taxes recoverable	9,807	—
Prepaid expenses and other current assets	46,725	40,980
Total current assets	679,705	844,859
Property and equipment, net	1,076,185	1,011,498
Operating lease right-to-use	168,523	165,760
Goodwill	65,691	61,255
Intangible and other assets, net	27,709	24,066
Total assets	$2,017,813	$2,107,438

Liabilities
Current:
Accounts payable	$242,433	$234,278
Accrued expenses	39,711	34,196
Operating leases	39,618	39,336
Accrued self-insurance	19,400	19,729
Deferred revenue, net	9,545	13,040
Income taxes payable	—	2,723
Total current liabilities	350,707	343,304
Postretirement benefit obligations	32,234	31,123
Accrued self-insurance	25,638	25,662
Operating leases	135,598	134,127
Deferred income taxes	126,035	112,149
Other	4,173	15,044
Total liabilities	674,385	661,409
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 24,744,597 shares outstanding	9,949	9,949
Retained earnings	1,628,330	1,589,797
Accumulated other comprehensive income (loss) (Net of deferred taxes of $926 in 2025 and $1,029 in 2024)	(2,594)	(2,859)
	1,635,685	1,596,888
Treasury stock at cost, 8,303,210 shares	(292,257)	(150,857)
Total shareholders’ equity	1,343,428	1,446,031
Total liabilities and shareholders’ equity	$2,017,813	$2,107,438

See accompanying notes to Condensed Consolidated Financial Statements. As of December 28, 2024, the number of shares outstanding was 26,898,443 and the number of shares of treasury stock was 6,149,364 prior to the stock purchase transaction referenced in Note 11.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands, except shares and per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,238,208	$1,186,232	$3,649,492	$3,546,602
Other revenue	4,099	3,875	12,387	12,175
Total revenue	1,242,307	1,190,107	3,661,879	3,558,777
Cost of sales, including advertising, warehousing and distribution expenses	933,619	895,092	2,745,325	2,669,728
Gross profit on sales	308,688	295,015	916,554	889,049
Operating, general and administrative expenses	286,313	265,457	839,207	799,640
Income from operations	22,375	29,558	77,347	89,409
Investment income (loss) and interest expense	3,276	7,848	12,981	17,461
Other income (expense)	(1,565)	(1,621)	(3,370)	(3,429)
Income before provision for income taxes	24,086	35,785	86,958	103,441
Provision for income taxes	5,853	9,945	21,721	28,178
Net income	$18,233	$25,840	$65,237	$75,263

Weighted-average shares outstanding, basic and diluted	24,744,597	26,898,443	25,999,035	26,898,443
Cash dividends per share	$0.34	$0.34	$1.02	$1.02
Basic and diluted earnings per share	$0.74	$0.96	$2.51	$2.80

See accompanying notes to Condensed Consolidated Financial Statements. The weighted average shares reflects the change in the number of shares outstanding after the purchase of 2,153,846 shares on June 6, 2025 referenced in Note 11.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net income	$18,233	$25,840	$65,237	$75,263
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $504 and $285 for the thirteen weeks and $103 and $204 for the thirty-nine weeks in 2025 and 2024, respectively)	1,426	790	265	564
Other comprehensive income gain (loss), net of tax	1,426	790	265	564
Comprehensive income, net of tax	$19,659	$26,630	$65,502	$75,827

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 27, 2025 and September 28, 2024	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at June 28, 2025	33,047,807	$9,949	$1,618,510	$(4,020)	8,303,210	$(292,257)	$1,332,182
Net income	—	—	18,233	—	—	—	18,233
Other comprehensive income (loss), net of tax	—	—	—	1,426	—	—	1,426
Dividends paid	—	—	(8,413)	—	—	—	(8,413)
Balance at September 27, 2025	33,047,807	$9,949	$1,628,330	$(2,594)	8,303,210	$(292,257)	$1,343,428

Balance at June 29, 2024	33,047,807	$9,949	$1,547,571	$(1,419)	6,149,364	$(150,857)	$1,405,244
Net income	—	—	25,840	—	—	—	25,840
Other comprehensive income (loss), net of tax	—	—	—	790	—	—	790
Dividends paid	—	—	(9,145)	—	—	—	(9,145)
Balance at September 28, 2024	33,047,807	$9,949	$1,564,265	$(629)	6,149,364	$(150,857)	$1,422,728

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirty-nine Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 27, 2025 and September 28, 2024	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 28, 2024	33,047,807	$9,949	$1,589,797	$(2,859)	6,149,364	$(150,857)	$1,446,030
Net income	—	—	65,237	—	—	—	65,237
Other comprehensive income (loss), net of tax	—	—	—	265	—	—	265
Dividends paid	—	—	(26,704)	—	—	—	(26,704)
Share purchase	—	—	—	—	2,153,846	(141,400)	(141,400)
Balance at September 27, 2025	33,047,807	$9,949	$1,628,330	$(2,594)	8,303,210	$(292,257)	$1,343,428

Balance at December 30, 2023	33,047,807	$9,949	$1,516,438	$(1,193)	6,149,364	$(150,857)	$1,374,337
Net income	—	—	75,263	—	—	—	75,263
Other comprehensive income (loss), net of tax	—	—	—	564	—	—	564
Dividends paid	—	—	(27,436)	—	—	—	(27,436)
Balance at September 28, 2024	33,047,807	$9,949	$1,564,265	$(629)	6,149,364	$(150,857)	$1,422,728

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(amounts in thousands)	September 27, 2025	September 28, 2024
Cash flows from operating activities:
Net income	$65,237	$75,263
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	91,959	83,909
(Gain) loss on disposition of fixed assets	(404)	(4,466)
Unrealized (gain) loss in value of equity securities	(1,382)	(1,038)
Deferred income taxes	13,783	(6,740)
Unrealized (gain) loss in SERP	(2,359)	(3,201)
Changes in operating assets and liabilities:
Inventories	(14,330)	(8,171)
Accounts receivable and prepaid expenses	(14,152)	(31,304)
Accounts payable and other liabilities	(2,350)	(4,546)
Income taxes	(12,530)	244
Other	(2,860)	374
Net cash provided by operating activities	120,612	100,324
Cash flows from investing activities:
Purchase of property and equipment	(152,217)	(107,932)
Proceeds from the sale of property and equipment	111	6,329
Purchase of marketable securities	(18,610)	(135,197)
Proceeds from the sale and maturities of marketable securities	88,695	130,967
Acquisition of business	(7,447)	—
Purchase of intangible assets	(1,365)	(419)
Change in SERP investment	1,252	(1,094)
Net cash used in investing activities	(89,581)	(107,347)
Cash flows from financing activities:
Share purchase	(140,000)	—
Dividends paid	(26,704)	(27,436)
Net cash used in financing activities	(166,704)	(27,436)
Net increase (decrease) in cash and cash equivalents	(135,673)	(34,459)
Cash and cash equivalents at beginning of year	190,323	184,217
Cash and cash equivalents at end of period	$54,650	$149,757

See accompanying notes to Condensed Consolidated Financial Statements. In the first thirty-nine weeks of 2025, there was $20.5 million cash paid for income taxes compared to $34.6 million in 2024 for the same period. Cash paid for interest related to long-term debt was $31 thousand and $37 thousand in the first thirty-nine weeks of 2025 and 2024, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, compensation, depreciation, amortization and selling expenses. The new guidance is effective for annual reporting periods after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Unrealized gains and losses on debt securities are recognized in “Accumulated other comprehensive income (loss)” on the Company’s Condensed Consolidated Balance Sheets. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. In the thirteen weeks ended September 27, 2025, the Company recognized investment income of $1.7 million, which included an unrealized gain in equity securities of $414 thousand. In the thirteen weeks ended September 28, 2024, the Company recognized investment income of $6.2 million, which included an unrealized gain in equity securities of $653 thousand. In the thirty-nine weeks ended September 27, 2025, the Company recognized investment income of $9.6 million, which included an unrealized gain in equity securities of $1.4 million. In the thirty-nine weeks ended September 28, 2024, the Company recognized investment income of $14.1 million, which included an unrealized gain in equity securities of $1.0 million.

Marketable securities, as of September 27, 2025 and December 28, 2024, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
September 27, 2025	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$7,312
Level 2
Corporate and municipal bonds	$119,152	$2,313	$(5,833)	115,632
Total	$119,152	$2,313	$(5,833)	$122,944

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2024	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,930
Level 2
Corporate and municipal bonds	$171,258	$2,525	$(6,583)	167,201
Commercial paper	18,671	169	—	18,840
Total	$189,930	$2,695	$(6,583)	$191,971

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of marketable securities classified as available-for-sale at September 27, 2025, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$13,892	$13,837
Due after one year through five years	43,147	41,602
Due after five years through ten years	9,934	9,690
Due after ten years	52,180	50,503
Total	$119,152	$115,632

Subsequent to September 27, 2025, the Company divested a portion of its marketable securities portfolio to increase cash and cash equivalents liquidity to satisfy working capital obligations, selling $7.2 million in equity securities and $24.4 million in corporate and municipal bonds.

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan for certain of its employees which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Condensed Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment income of $1.6 million in each of the thirteen weeks ended September 27, 2025 and September 28, 2024. The Company recognized investment income of $3.4 million in each of the first thirty-nine weeks of 2025 and 2024. The changes in the underlying liability to the employees are recorded in “Other income (expense).”

(4) Accumulated Other Comprehensive Income (Loss)

All balances in accumulated other comprehensive loss are related to available-for-sale marketable debt securities. The following table sets forth the balance of the Company’s accumulated other comprehensive loss, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Debt Securities
Accumulated other comprehensive income (loss) balance as of December 28, 2024	$(2,859)
Other comprehensive income (loss)	265
Net current period other comprehensive income (loss)	265
Accumulated other comprehensive income (loss) balance as of September 27, 2025	$(2,594)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was last amended on September 29, 2023, and matures on October 1, 2027. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 27, 2025, the availability under the Credit Agreement was $17.4 million, net of $12.6 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $12 thousand and $8 thousand in the thirteen weeks ended September 27, 2025, and September 28, 2024, respectively. Interest expense related to long-term debt was $31 thousand and $37 thousand in the thirty-nine weeks ended September 27, 2025 and September 28, 2024, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) Revenue Recognition

The following table represents net sales by product category and other revenue for the thirteen and thirty-nine weeks ended September 27, 2025, and September 28, 2024:

	13 Weeks Ended
(amounts in thousands)	September 27, 2025		September 28, 2024
Grocery	$992,303	80.2%	$968,575	81.7%
Pharmacy	178,353	14.4	155,236	13.1
Fuel	66,137	5.3	60,859	5.1
Manufacturing	1,415	0.1	1,562	0.1
Total net sales	$1,238,208	100.0%	$1,186,232	100.0%
Other revenue	4,099		3,875
Total revenue	$1,242,307		$1,190,107

	39 Weeks Ended
(amounts in thousands)	September 27, 2025		September 28, 2024
Grocery	$2,977,742	81.6%	$2,917,024	82.3%
Pharmacy	485,011	13.3	446,677	12.6
Fuel	181,906	5.0	178,577	5.0
Manufacturing	4,833	0.1	4,324	0.1
Total net sales	$3,649,492	100.0%	$3,546,602	100.0%
Other revenue	12,387		12,175
Total revenue	$3,661,879		$3,558,777

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

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the retail segment’s revenue, significant segment expenses, and segment operating and net income for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024:

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$1,238,208	$1,186,232	$3,649,492	$3,546,602
Other revenue (1)	4,099	3,875	12,387	12,175
Total revenue	1,242,307	1,190,107	3,661,879	3,558,777
Less:
Cost of sales - stores	912,537	871,615	2,683,481	2,605,659
Labor - stores	111,789	106,086	331,384	318,213
Depreciation and amortization - stores (2)	24,539	22,875	71,339	67,244
Occupancy - stores	21,967	21,188	66,249	63,997
All other expense - stores (3)	84,417	78,893	244,379	234,229
Administration, manufacturing, and property management expense	33,008	31,586	96,734	97,886
Distribution and transportation	31,675	28,306	90,966	82,140
Income from operations	22,375	29,558	77,347	89,409
Other income (expense) (4)	(1,565)	(1,621)	(3,370)	(3,429)
Investment income (loss) and interest expense	3,276	7,848	12,981	17,461
Provision for income taxes	5,853	9,945	21,721	28,178
Net income	$18,233	$25,840	$65,237	$75,263

(1)	Other revenue represents commission income earned from a variety of services such as lottery, money orders, third party gift cards, and third party bill pay services.
(2)	Segment depreciation and amortization expense, for stores and non-stores, was $31.7 million and $28.6 million for the thirteen weeks ended September 27, 2025 and September 28, 2024 and $92.0 million and $83.9 million for the thirty-nine weeks ended September 27, 2025 and September 28, 2024, respectively. Segment additions of long-lived assets was $63.9 million and $42.3 million for the thirteen weeks ended September 27, 2025 and September 28, 2024, respectively. Segment additions of long-lived assets was $155.1 million and $107.9 million for the thirty-nine weeks ended September 27, 2025 and September 28, 2024, respectively.
(3)	All other expense consists of all other store controllable and fixed expenses, such as financial services fees, utilities, and outside services.
(4)	Other income (expenses) consists of gains (losses) on SERP liability.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8) Leases

As of September 27, 2025, the Company leased approximately 47% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024.

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Operating lease cost	$11,593	$11,470	$34,765	$34,664
Variable lease cost	3,040	2,724	8,677	8,263
Lease or sublease income	(2,714)	(2,754)	(8,273)	(7,985)
Net lease cost	$11,919	$11,440	$35,169	$34,942

(9) Acquisition of Business

In the first quarter of 2025, the Company acquired and opened the former Saylor’s Market store located in Newville, Pennsylvania. The completion of this acquisition expanded the Company’s footprint in the Cumberland County region. The results of operations of the former Saylor’s Market store is included in the accompanying Consolidated Financial Statements from the date of acquisition. The former Saylor’s Market store has contributed $12.6 million to sales in 2025. The cash purchase price paid was $7.5 million for the property, equipment, inventories, and goodwill related to this purchase. The Company accounted for this transaction as a business combination in accordance with the acquisition method. The fair value of property and equipment were determined based on external appraisals. Goodwill of $4.4 million was recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies. The $4.4 million of goodwill is deductible for tax purposes. The purchase price has been allocated to the acquired assets as follows:

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

The table below summarizes the effect of the correction of the previously reported Condensed Consolidated Financial Statements for the thirteen and thirty-nine weeks ended September 28, 2024.

	13 Weeks Ended			39 Weeks Ended
	September 28, 2024			September 28, 2024
Consolidated Statements of Income	As Previously			As Previously
(dollars in thousands)	Reported	Revision	As Adjusted	Reported	Revision	As Adjusted
Other revenue	$-	$3,875	$3,875	$-	$12,175	$12,175
Total revenue	1,186,232	3,875	1,190,107	3,546,602	12,175	3,558,777
Gross profit	291,140	3,875	295,015	876,874	12,175	889,049
Operating, general and administrative expenses	261,582	3,875	265,457	787,465	12,175	799,640

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

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The 2,153,846 shares in the Transaction represented 8% of the 26,898,443 shares outstanding of the Company’s Common Stock as of June 6, 2025. At the end of the third quarter of 2025, there are 24,744,597 shares outstanding. For per share disclosures, a weighted-average shares outstanding calculation is used for the applicable reporting period.

In connection with the Transaction, the Company recognized approximately $1.2 million in legal and financial expenses shown within “Operating, general and administrative expenses” and recognized $1.4 million in excise tax liability or 1% of the $140,000,000 aggregate purchase price shown within “Accounts payable and other liabilities”.

As a private transaction, the Transaction does not affect the Company’s 2004 existing share repurchase plan, which remains in effect with an authorized balance of 752,468 shares.

(12) Income Taxes

The Company reflected the effects of the One Big Beautiful Bill Act (“OBBBA”) in its 2025 financial statements.  The Company’s current tax expense was reduced for the period ended September 27, 2025 due to immediate expensing of qualifying property placed in service after January 19, 2025, and full expensing of domestic research and development expenditures.  In accordance with Accounting Standards Codification ASC 740, “Income Taxes”, the Company recognized the enacted legislation and all required changes are reflected on the Company’s Form 10-Q for the quarter ended September 27, 2025.  As a result of the Company’s elections, the 2025 cash taxes will decrease with no material impact to its effective tax rate.

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

Company Summary

Weis Markets is a conventional supermarket chain that currently operates 201 retail stores with over 22 thousand employees located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. The Company opened a new store in Charlotte Hall, Maryland in August 2025 followed by another store opening in Leonardtown, Maryland in October 2025. Approximately 94% of Weis Markets employees are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at certain locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; Weekly Hot Buys; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

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

The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 194 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers at all 201 of its locations via multiple grocery delivery partners.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to fluctuations caused by declining government benefits, pharmacy sales growth, and inflationary trends in the food retail industry, management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended September 27, 2025, and September 28, 2024, as well as periods ended September 28, 2024, and September 30, 2023, respectively. Comparable store sales increased 2.5 percent on an individual year-over-year basis and increased 5.0 percent on a two-year stacked basis for the thirteen weeks ended September 27, 2025. Comparable store sales increased 1.7 percent on an individual year-over-year basis and increased 3.7 percent on a two-year stacked basis for the thirty-nine weeks ended September 27, 2025.

	Percentage Change
	13 Weeks Ended
September 27, 2025	2025 vs. 2024	2024 vs. 2023
Comparable store sales (individual year)	2.5%	2.5%
Comparable store sales (two-year stacked)	5.0
Comparable store sales, excluding fuel (individual year)	2.5	3.0%
Comparable store sales, excluding fuel (two-year stacked)	5.5
	Percentage Change
	39 Weeks Ended
September 27, 2025	2025 vs. 2024	2024 vs. 2023
Comparable store sales (individual year)	1.7%	2.0%
Comparable store sales (two-year stacked)	3.7
Comparable store sales, excluding fuel (individual year)	1.9	2.2%
Comparable store sales, excluding fuel (two-year stacked)	4.1

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Change
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended	39 Weeks Ended
(amounts in thousands, except per share amounts)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024	2025 vs. 2024	2025 vs. 2024
Net sales	$1,238,208	$1,186,232	$3,649,492	$3,546,602	4.4%	2.9%
Other revenue	4,099	3,875	12,387	12,175	5.8	1.7
Total revenue	1,242,307	1,190,107	3,661,879	3,558,777	4.4	2.9
Cost of sales, including advertising, warehousing and distribution expenses	933,619	895,092	2,745,325	2,669,728	4.3	2.8
Gross profit on sales	308,688	295,015	916,554	889,049	4.6	3.1
Gross profit margin	24.9%	24.9%	25.1%	25.1%
Operating, general and administrative expenses	286,313	265,457	839,207	799,640	7.9	4.9
O, G & A, percent of net sales	23.1%	22.4%	23.0%	22.5%
Income from operations	22,375	29,558	77,347	89,409	(24.3)	(13.5)
Operating margin	1.8%	2.5%	2.1%	2.5%
Investment income (loss) and interest expense	3,276	7,848	12,981	17,461	(58.3)	(25.7)
Investment income (loss) and interest expense, percent of net sales	0.3%	0.7%	0.4%	0.5%
Other income (expense)	(1,565)	(1,621)	(3,370)	(3,429)	3.5	1.7
Other income (expense), percent of net sales	(0.1)%	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	24,086	35,785	86,958	103,441	(32.7)	(15.9)
Income before provision for income taxes, percent of net sales	1.9%	3.0%	2.4%	2.9%
Provision for income taxes	5,853	9,945	21,721	28,178	(41.1)	(22.9)
Effective income tax rate	24.3%	27.8%	25.0%	27.2%
Net income	$18,233	$25,840	$65,237	$75,263	(29.4)%	(13.3)%
Net income, percent of net sales	1.5%	2.2%	1.8%	2.1%
Basic and diluted earnings per share	$0.74	$0.96	$2.51	$2.80	(22.9)%	(10.4)%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2025 vs. 2024
September 27, 2025	13 Weeks Ended	39 Weeks Ended
Net sales	4.4%	2.9%
Net sales, excluding fuel	4.2	2.9
Comparable store sales (individual year)	2.5	1.7
Comparable store sales, excluding fuel (individual year)	2.5	1.9

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.8% and 0.7% for the thirteen week periods ended September 27, 2025 and September 28, 2024, respectively. The Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.9% and 1.6% for the thirty-nine week periods ended September 27, 2025 and September 28, 2024, respectively. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States decreased 8.7% or $0.31 per gallon in the thirteen weeks ended September 27, 2025, compared to the same period in 2024. The average price of gasoline in the Central Atlantic States decreased 8.2% or $0.29 per gallon in the first thirty-nine weeks of 2025 when compared to the same period in 2024. Although the U.S. Bureau of Labor Statistics’ and the U.S. Department of Energy indices may be reflective of broader trends, they will not necessarily be indicative of the Company’s actual results.

Total net sales increased 4.4% to $1.2 billion for the thirteen weeks ended September 27, 2025, from $1.2 billion for the thirteen weeks ended September 28, 2024. In the thirty-nine weeks ended September 27, 2025, total net sales increased 2.9% to $3.6 billion from $3.5 billion in 2024. The increase in total net sales includes retail price inflation in grocery, pharmacy and fresh product categories. Comparable store sales for the thirteen weeks ended September 27, 2025, compared to the same period in 2024 increased 2.5% including fuel and excluding fuel. Comparable store sales for the thirty-nine weeks ended September 27, 2025, compared to the same period in 2024 increased 1.7% including fuel and 1.9% excluding fuel.

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

Gross profit on sales increased 4.6% and 3.1% for the thirteen and thirty-nine weeks ended September 27, 2025, respectively, compared to the same period in 2024. Gross profit margin remained the same for the thirteen weeks and thirty-nine weeks ended September 27, 2025 when compared to the same period in 2024.

Non-cash LIFO inventory valuation adjustments represent expense of $329 thousand in the first thirty-nine weeks of 2025 compared to expense of $2.5 million in the same period in 2024. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary trends in the food retail industry.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 58.6% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased 0.1% in the thirteen and thirty-nine week periods ended September 27, 2025 when compared to the same periods in 2024.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $28.7 million, or 2.3% of net sales during the thirteen weeks ended September 27, 2025 compared to $25.8 million, or 2.2% of net sales during the thirteen weeks ended September 28, 2024. During the first thirty-nine weeks of 2025 and 2024, depreciation and amortization expense charged to “Operating, general and administrative expenses” was $83.1 million, or 2.3% of net sales and $75.7 million, or 2.1% of net sales, respectively. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 27, 2025	(Decrease)	as a % of sales
Employee expenses	$5,362	(0.1)%
Outside services and repairs	3,348	0.1
Fixed expenses (insurance and depreciation)	4,424	0.2
Gain on dispostion of fixed assets	4,573	0.4
Other expenses	2,372	0.1

	39 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 27, 2025	(Decrease)	as a % of sales
Employee expenses	$15,774	0.1%
Outside services and repairs	6,142	0.1
Fixed expenses (insurance and depreciation)	8,397	0.1
Gain on dispostion of fixed assets	4,050	0.1
Other expenses	3,063	0.1

Overall, the operating, general and administrative expenses as a percent of sales presented for the thirteen and thirty-nine weeks ended September 27, 2025, increased in comparison with the 2024 percent of sales. For the thirty-nine weeks ended September 27, 2025, the increases related to employee expenses (higher wages and health care insurance benefit costs), outside services and repairs (higher building and equipment maintenance costs), and fixed expenses (higher depreciation and amortization costs of three acquired stores, three newly constructed stores, and eleven acquired competitor pharmacy prescription files). Additional increases related to gain on disposition of fixed assets ($4.6 million gain on property sale in third quarter of 2024) and other expenses (higher electrical utilities costs and $1.2 million related party share purchase agreement transaction costs in second quarter of 2025).

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Provision for Income Taxes

The effective income tax rate was 25.0% and 27.2% for the thirty-nine weeks ended September 27, 2025 and September 28, 2024, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes, net of permanent differences.  On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law.  This legislation includes provisions that permanently extend the expiring elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation on qualifying property placed in service after January 19, 2025, and full expensing of domestic research and development expenditures.  In accordance with Accounting Standards Codification ASC 740, “Income Taxes”, the Company recognized the enacted legislation and all required changes are reflected on the Company’s Form 10-Q for the quarter ended September 27, 2025.  The legislation has multiple effective dates with some provisions taking effect in 2025 and others phased in through 2027.  As a result of the Company’s elections, the 2025 cash taxes will decrease with no material impact to its effective tax rate.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and last amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 27, 2025, the availability under the Credit Agreement was $17.4 million, net of $12.6 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

As of September 27, 2025, the Company's investment portfolio totaled $122.9 million consisting of high grade bonds with maturity dates between one and thirty years and four large capitalized public company equity securities.  In June 2025, the Company liquidated its commercial paper holdings in connection with the related party share purchase transaction referenced in Note 11. Subsequent to September 27, 2025, the Company divested a portion of its marketable securities portfolio to increase cash and cash equivalents liquidity to satisfy working capital obligations, selling $7.2 million in equity securities and $24.4 million in corporate and municipal bonds.

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

The Company anticipates funding the long-term capital expenditure program, the acquisition of retail stores, the construction of additional distribution facilities, repurchase of common stock, and cash dividends on common stock through its cash and cash equivalents, marketable securities, cash flows from operating activities, and the Credit Agreement. The Company has no other commitment of capital resources as of September 27, 2025, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2038.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares, and no repurchases were made during the quarter ended September 27, 2025.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Quarterly Cash Dividends

At its regular meeting held in October, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on November 24, 2025, to shareholders of record on November 10, 2025. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Cash Flow Information

	39 Weeks Ended
(amounts in thousands)	September 27, 2025	September 28, 2024	2025 vs. 2024
Net cash provided by (used in):
Operating activities	$120,612	$100,324	$20,288
Investing activities	(89,581)	(107,347)	17,766
Financing activities	(166,704)	(27,436)	(139,268)

Operating

Cash flows from operating activities increased $20.3 million in the first thirty-nine weeks of 2025 compared to the first thirty-nine weeks of 2024. The increase in cash flow from operating activities is primarily due to lower cash income taxes and decreased accounts receivable offset by an increase in prepaid expenses when compared to the same period in 2024.

Investing

In the first thirty-nine weeks of 2025, when compared to the same period in 2024, the purchase of property and equipment, net of proceeds from sales, increased $53.4 million. Additionally, as a percent of sales, capital expenditures were 4.2% in the first thirty-nine weeks of 2025 compared to 3.0% in the first thirty-nine weeks of 2024. The increase as a percent of sales in 2025 compared to 2024 is primarily due to three new stores, one of which opened in Charlotte Hall, Maryland in August 2025. Intangible assets increased in the thirty-nine weeks of 2025 compared to 2024 with the purchase of $1.4 million in prescription files from Rite-Aid related to its announced bankruptcy and subsequent store closures. The purchases of marketable securities, net of proceeds from sales and maturities, decreased $74.3 million in the first thirty-nine weeks of 2025 when compared to the same period 2024. Proceeds from the sales of marketable securities were used to partially fund the share purchase transaction referenced in Note 11.

Financing

Net cash used in financing activities in the first thirty-nine weeks of 2025 was $166.7 million compared to $27.4 million in 2024. The Company purchased 2,153,846 shares of common stock from the family of the late Patricia G. Ross Weis at $65.00 per share on June 6, 2025 for an aggregate purchase price of $140 million dollars. The Company paid dividends of $26.7 million and $27.4 million in each of the first thirty-nine weeks of 2025 and 2024, respectively.

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

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended September 27, 2025. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 28, 2024, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 28, 2024, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 27, 2025. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 27, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended September 27, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits

Exhibit 31.1 Rule 13a-14(a) Certification - CEO
Exhibit 31.2 Rule 13a-14(a) Certification - CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	11/6/2025	/S/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/6/2025	/S/ Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)