Form 10-K
period 2025-12-27
WEIS MARKETS INC
filed 2026-03-12
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2025

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its Management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. [X]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [X]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of Common Stock held by non-affiliates of the Registrant is approximately $682,000,000 as of June 28, 2025 the last business day of the most recently completed second fiscal quarter.

Shares of common stock outstanding as of March 12, 2026 - 24,744,597.

DOCUMENTS INCORPORATED BY REFERENCE: Selected portions of the 2026 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

EXPLANATORY NOTE

Restatement of Previously Issued Financial Statements

Weis Markets, Inc. (the “Company”) is filing this Annual Report on Form 10-K for the fiscal year ended December 27, 2025. The Company has restated the consolidated financial statements for the years ended December 28, 2024 and December 30, 2023, as well as the condensed consolidated interim financial statements for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, and the thirteen weeks ended March 29, 2025 and March 30, 2024.

As described in our Current Report on Form 8-K filed on February 20, 2026, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”), concluded that such previously issued financial statements for the years ended December 28, 2024 and December 30, 2023 and related previously reported unaudited consolidated financial statements for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, and the thirteen weeks ended March 29, 2025 and March 30, 2024 should no longer be relied upon.

As disclosed, the Company became aware of errors related to the overstatement of inventory and the understatement of cost of goods sold at a single meat product manufacturing plant. Following the Company’s investigation which is described in Part II, Item 7. “Restatement of Previously Issued Financial Statements” of this Form 10-K, the errors resulted from the misconduct of a single former non-executive employee and accumulated over multiple fiscal periods, impacting previously reported interim and annual periods through September 27, 2025.

The Company has determined the amount of the errors for the impacted periods, including the income tax provision effects, and has concluded the consolidated financial statements for the years ended December 28, 2024 and December 30, 2023, as well as the condensed consolidated interim financial statements for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, and the thirteen weeks ended March 29, 2025 and March 30, 2024, should be restated. Additionally, we have restated our retained earnings as of December 31, 2022 in the amount of $5.5 million net of taxes.

For additional information and a detailed discussion of the restatement, see Note 1 and Note 12 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

Controls and Procedures

In connection with the restatement of the financial statements and related disclosures for the year ended December 27, 2025, management re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of December 27, 2025, described in Part II, Item 9a. “Control and Procedures” of this Form 10-K.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I

Item 1.   Business:

Weis Markets, Inc. (Weis Markets or the Company) is a Pennsylvania business founded by Harry and Sigmund Weis in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. There was no material change in the nature of the Company’s business during fiscal 2025. The Company’s stock has been traded on the New York Stock Exchange since 1965 under the symbol “WMK.” The Weis family currently owns approximately 61% of the outstanding shares. Jonathan H. Weis serves as Chairman of the Board of Directors, President and Chief Executive Officer.

The Company’s retail food stores sell groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services, deli products, prepared foods, bakery products, beer and wine, fuel and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands including natural, gluten-free and organic varieties. The Company advertises its products and promotes its brand through digital and printed circulars; television ads; radio ads; e-mail blasts; and on-line via its web site, social media and mobile applications. The Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; Weekly Hot Buys; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at the Company’s fuel stations or at one of its third-party fuel station partners. The Company currently owns and operates 202 retail food stores many of which have on-line order customer service. The Company’s operations are reported as a single reportable segment. The majority of the Company’s revenues are generally not seasonal in nature. However, revenues tend to be higher during the major holidays throughout the year. Additionally, extreme weather systems, particularly winter storms, tend to affect sales trends.

The following table provides additional detail on the percentage of consolidated net sales contributed by product category for fiscal years 2025, 2024 and 2023, respectively:

	2025	2024	2023
Center store (1)	52.6%	53.7%	54.4%
Fresh (2)	28.7	28.6	29.1
Pharmacy services	13.6	12.5	11.2
Fuel	5.0	4.9	5.1
Other	0.1	0.3	0.2
Consolidated net sales	100.0%	100.0%	100.0%
(1)	Consists primarily of groceries, dairy products, frozen foods, beer and wine, and general merchandise items, such as health and beauty care and household products.
(2)	Consists primarily of meats, seafood, fresh produce, floral, deli products, prepared foods and bakery products.

As of December 27, 2025, Weis Markets, Inc. operated 4 stores in Delaware, 52 stores in Maryland, 6 stores in New Jersey, 8 stores in New York, 120 stores in Pennsylvania, 9 stores in Virginia and 3 stores in West Virginia, for a total of 202 retail food stores operating under the Weis Markets trade name. Since the end of 2025, the Company opened a new store location in Waldorf, Maryland in February 2026 and closed a store location in Doylestown, Pennsylvania in March 2026. As of March 12, 2026, the current total store count remains at 202. The Company plans to close a store location in Cumberland, Maryland at the end of March 2026.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

All retail food store locations operate as conventional supermarkets. The retail food stores range in size from 8,000 to 71,000 square feet, with an average size of approximately 49,000 square feet. The Company’s store fleet includes a variety of sizes. All stores are branded Weis Markets and provide the same basic offerings scaled to the size of each store. The following summarizes the number of stores by size categories as of year-end:

	2025	2025	2024	2024
Square feet	Number of stores	% of Total	Number of stores	% of Total
Over 55,000	67	33%	64	32%
45,000 to 54,999	70	35%	70	35%
35,000 to 44,999	49	24%	47	24%
25,000 to 34,999	11	5%	12	6%
Under 25,000	5	3%	5	3%
Total	202	100%	198	100%

The Company believes that opening new stores, fuel centers and remodeling current stores are vital for future Company growth. The location and appearance of its stores are important components of attracting new and retaining current customers. On an average basis, the Company has up to three new/relocated stores in the process of being developed and dedicates one third of its capital expenditure budget to new stores and fuel centers annually, excluding acquisitions. Generally, another fifteen to twenty percent of the capital expenditure budget is dedicated to store remodels while the remainder is attributable to supply chain, manufacturing facilities, technology, smaller in-store sales-driven projects, store maintenance, property management, and store support function expenditures.

The following schedule shows the changes in the number of retail food stores, total square footage and store additions/remodels as of year-end:

	2025	2024	2023	2022	2021
Beginning store count	198	197	197	196	196
New/relocated stores (1)	5	2	—	2	4
Closed/relocated stores	(1)	(1)	—	(1)	(4)
Ending store count	202	198	197	197	196
Total square feet (000’s), at year-end	9,993	9,757	9,710	9,710	9,617
Additions/major remodels	7	12	4	9	13
(1)	In 2025, the Company acquired a former Saylor’s Market food store located in Newville, Pennsylvania and opened four new store locations, three in Maryland and one in Delaware.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 52% of product supplied to stores with the remaining being supplied by direct store delivery vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, water, ice, ice cream and fresh meat products. The corporate offices are located in Sunbury, Pennsylvania where the Company was founded in 1912.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: natural resource conservation, green design, community impact, and food and agricultural impact. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on the environment, which also serves to increase the Company’s efficiency and benefit the communities in which it operates. The Company adheres to comprehensive refrigerant management (or strict refrigeration maintenance) standards to proactively reduce refrigerant gas leak rates and continues to refine its food donation and diversion practices. More information can be found in the Company’s most recently published sustainability report, linked below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company operates in a highly competitive marketplace. The number and the variety of competitors vary by market. The Company’s principal competition consists of international, national, regional and local food chains, as well as independent food stores. The Company also faces substantial competition from convenience stores, membership warehouse clubs, specialty retailers, supercenters and large-scale drug and pharmacy chains. This competition is augmented by the food retail industry’s expansion into the online market in recent years. The Company continues to effectively compete by offering a strong combination of value, quality and service. The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 195 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers at all 202 of its locations via multiple grocery delivery partners.

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

The Company currently employs over 22,000 full-time and part-time employees. Approximately 94% of Weis Markets employees are paid an hourly wage.

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

The Company maintains a corporate web site at www.weismarkets.com/investor-relations. The Company makes available, free of charge, on the “Investor Relations” page of its web site, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after the Company electronically files such material or furnishes it to the U.S. Securities and Exchange Commission (SEC) by clicking on the SEC information link.

WEIS MARKETS, INC.

Item 1.   Business: (continued)

The Company’s Corporate Governance materials can be found on the “Corporate Governance” page of its web site. These materials include the Corporate Governance Guidelines; the Charters of the Audit, Compensation and Disclosure Committees; both the Code of Business Conduct and Ethics and the Code of Ethics for the CEO and CFO; the Policy Relating to Recovery (Clawback) of Erroneously Awarded Compensation; and the Securities Trading Policy. A copy of the foregoing corporate governance materials is available upon written request to the Company’s principal executive offices.

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

The Company’s marketable securities consist of corporate and municipal bonds and commercial paper. These investments are subject to general credit, liquidity, market and interest rate risks. As a result, the Company may experience a reduction in value or loss of liquidity from investments, which may have a negative impact on the Company’s financial condition and results of operations.

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

The Company’s business is highly dependent on complex information technology systems that are vital to its continuing operations. If the Company was to experience difficulties maintaining existing systems or implementing new systems, significant losses could be incurred due to disruptions in its operations. Additionally, these systems contain valuable proprietary data as well as receipt and storage of personal information about its employees and customers, in particular electronic payment data and personal health information that, if breached, would have an adverse effect on the Company. Such an occurrence could adversely affect the Company’s reputation with its customers, employees, and vendors, as well as the Company’s financial condition, results of operations, and liquidity with potential litigation against the Company or the imposition of penalties. The techniques and sophistication used in breach information technology systems and the rapid evolution and increased adoption of artificial intelligence technologies may intensify the Company’s cybersecurity risks.

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

In 2025, the United States and foreign governments imposed tariffs on specific goods imported from certain trading partners. These current or proposed tariffs could result in an adverse and uncertain economic environment. The Company may face risks related to the uncertainty of future government actions, including government shutdowns, or regulations such as tariffs, duties, interpretations, administrative orders or applications that may have an adverse impact on the Company’s business and operations and the operations of the Company’s suppliers. Such risks may include lower sales volume, increased material costs, declining profitability, operational supply-chain disruptions and potential retaliatory actions.

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

The Weis family’s share ownership represents approximately 61% of the combined voting power of the Company’s common stock as of December 27, 2025. As a result, the Weis family has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the shareholders of the Company, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, one of the Company’s five directors is a member of the Weis family.

We have concluded that previously issued financial statements as detailed below should not be relied upon and have restated those previously issued financial statements, which has led to unanticipated costs for accounting and legal fees, and may result in certain other risks.

We have concluded that our previously issued financial statements as of December 28, 2024 and December 30, 2023, and our previously reported unaudited consolidated financial statements for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, and the thirteen weeks ended March 29, 2025 and March 30, 2024 should no longer be relied upon. The determination that the applicable financial statements should no longer be relied upon and that these financial statements would be restated was made following the identification of an overstatement of certain inventory amounts related to a single meat product manufacturing plant. Although the Company has restated these financial statements and remedial actions are currently being taken in our testing and evaluation of the design and operating effectiveness of these internal controls, as a result of these misstatements, we have become subject to a number of additional risks and uncertainties, including unanticipated costs for accounting and legal fees in connection with or related to the restatement, the potential for litigation and investigations, potential loss of investor confidence, and a negative impact on our stock price. Any litigation or investigation could result in substantial defense costs regardless of the outcome and the possibility of substantial damages or settlement costs.

We are remediating certain internal controls and procedures, which, if not successful, could result in additional misstatements in our financial statements negatively affecting our results of operations.

We are in the process of implementing certain remediation actions. See Item 9a. “Controls and Procedures” of this Form 10-K for a description of these remediation measures. To the extent these steps are not successful, not sufficient to correct our material weakness in internal control over financial reporting or are not completed in a timely manner, future financial statements may contain material misstatements and we could be required to restate our financial results. Any of these matters could adversely affect our business, reputation, revenues, results of operations, financial condition and stock price and limit our ability to access the capital markets through equity or debt issuances.

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

WEIS MARKETS, INC.

Item 2.   Properties:

As of December 27, 2025, the Company owned and operated 108 of its retail food stores and leased and operated 94 stores under operating leases that expire at various dates through 2038. The Company owns all trade fixtures and equipment in its stores and several parcels of vacant land, which are available as locations for possible future stores or other expansion.

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

Item 3.   Legal Proceedings:

The Company estimates any exposure to routine litigation to the business and establishes accruals for the estimated liabilities, where it is reasonably possible to estimate and where an adverse outcome is probable.

Kurt Schertle, the former Chief Operating Officer and Secretary of the Company, filed the claim, Kurt Schertle vs. Weis Markets Inc. and the Weis Markets Inc. Retirement Committee, on November 4, 2025 in the U.S. District Court for the Middle District of Pennsylvania. The case relates to certain benefit plan amounts that Mr. Schertle claims he is entitled to as a result of his former employment with the Company. The Company asserts that termination of Mr. Schertle’s employment on October 16, 2024 was for cause and that no obligation to Mr. Schertle remains. The Company does not believe the demand received on November 4, 2025 has any merit and will vigorously dispute any claim for payment.

Item 4. Mine Safety Disclosures:

Not Applicable.

WEIS MARKETS, INC.

Information about Our Executive Officers

The following sets forth the names and ages of the Company’s executive officers as of March 12, 2026, indicating all positions held during the past five years:

Name	Age	Current Title

Robert G. Gleeson (a)	60	Chief Operating Officer
David W. Gose II (b)	59	Senior Vice President of Operations
Michael T. Lockard (c)	56	Senior Vice President, Chief Financial Officer and Treasurer
James E. Marcil (d)	67	Senior Vice President of Human Resources
John F. O'Hara (e)	66	Senior Vice President of Legal Affairs & Real Estate, Secretary
Jeanette R. Rogers (f)	51	Vice President, Corporate Controller, Assistant Secretary
Jonathan H. Weis (g)	58	Chairman of the Board, President and Chief Executive Officer
R. Gregory Zeh Jr. (h)	53	Senior Vice President, Chief Information Officer

(a)	Robert G. Gleeson. Mr. Gleeson joined the Company in October 2018 and was promoted to Vice President of Fresh Merchandising in July 2019. In March 2021, Mr. Gleeson was promoted to Senior Vice President of Merchandising and Marketing. In January 2025, Mr. Gleeson was promoted to Chief Operating Officer. Prior to joining the Company, Mr. Gleeson held senior level merchandising positions, including Vice President of Center Store for Shoppers and Senior Vice President of Merchandising and Division President for Supervalu.
(b)	David W. Gose II. Mr. Gose joined the Company in May 2014 as Senior Vice President of Operations. Prior to joining the Company, Mr. Gose was Senior Director and Regional General Manager of Walmart Ohio, a retail store Supercenter, from February 2010 until May 2014. Walmart Ohio consisted of 92 stores that geographically included all stores south of Toledo, Cleveland, Akron and Youngstown.
(c)	Michael T. Lockard. Mr. Lockard joined the Company in January 2021 as Senior Vice President and also became Chief Financial Officer and Treasurer effective March 12, 2021. Prior to joining the Company, Mr. Lockard was Senior Vice President and Chief Financial Officer of K-VA-T Food Stores, Inc. from March 2012 until January 2021. K-VA-T Food Stores, Inc. is a self-distributing regional supermarket chain operating in Kentucky, Virginia, Tennessee, Georgia and Alabama. Prior to 2012, Mr. Lockard held various financial management positions with Walmart and UPS.
(d)	James E. Marcil. Mr. Marcil joined the Company in September 2002 as Vice President of Human Resources. In February 2010, Mr. Marcil was promoted to Senior Vice President of Human Resources. Prior to joining the Company, Mr. Marcil held senior level Human Resources positions with CVS and General Electric.
(e)	John F. O’Hara. Mr. O’Hara joined the Company in January 2006 as Real Estate Manager. In June 2012, Mr. O’Hara was promoted to Vice President of Legal Affairs and Real Estate. Mr. O’Hara was elected as Assistant Secretary of the Company in February 2014. In February 2024, Mr. O’Hara was promoted to Senior Vice President of Legal Affairs and Real Estate, Assistant Secretary. In February 2025, Mr. O’Hara was appointed Secretary.
(f)	Jeanette R. Rogers. Ms. Rogers joined the Company in November 2013 as Corporate Controller. Ms. Rogers was appointed as Assistant Treasurer of the Company in February 2014. In August 2016, Ms. Rogers was promoted to Vice President, Corporate Controller, Assistant Treasurer. In February 2025, Ms. Rogers was appointed Assistant Secretary. Prior to joining the Company, Ms. Rogers held various financial management positions with Foot Locker, Inc.

WEIS MARKETS, INC.

Information about Our Executive Officers: (continued)

(g)	Jonathan H. Weis. Mr. Weis joined the Company in 1989. Mr. Weis served the Company as Vice President of Property Management and Development from 1996 until April 2002, at which time he was appointed as Vice President and Secretary. In January of 2004, the Board appointed Mr. Weis as Vice Chairman and Secretary. Mr. Weis became the Company’s interim President and Chief Executive Officer in September 2013 and was appointed as President and Chief Executive Officer in February 2014. The Board elected Mr. Weis as Chairman of the Board in April 2015. Additionally, Mr. Weis assumed the duties of interim Chief Operating Officer from October 2024 to January 2025.
(h)	R. Gregory Zeh, Jr. Mr. Zeh joined the Company in September 2016 as Chief Information Officer. In February 2021, Mr. Zeh was promoted to Senior Vice President, Chief Information Officer. Prior to joining the Company, Mr. Zeh was Chief Financial Officer of Mazzone Management Group. During his career, Mr. Zeh has worked in senior finance and information technology positions in the food retail and service industries including as Vice President and Chief Information Officer at The Golub Corporation/Price Chopper Supermarkets.

WEIS MARKETS, INC.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities:

The Company’s stock is traded on the New York Stock Exchange (ticker symbol WMK). The approximate number of shareholders, including individual participants in security position listings on March 12, 2026 was 15,765.

The following line graph compares the yearly percentage change in the cumulative total shareholder return on the Company’s common stock against the cumulative total return of the S&P Composite-500 Stock Index and the cumulative total return of a Company-selected group index that the Company deems most properly represents its “Peer Group”, for the period of five years. The Updated Peer Group is made up of five retail grocers that the Company feels most closely relate to its size and business profile, including one national grocer the Company believes to be an industry market leader. The companies making up the Updated Peer Group, in no particular order, are, Ingles Markets, Inc.; Koninklijke Ahold Delhaize N.V.; Village Super Market, Inc.; Sprouts Farmers Market, Inc. and The Kroger Company. SpartanNash Co. has been removed from the Updated Peer Group due to the acquisition of the company by C&S Wholesale Grocers in September 2025. The graph depicts $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding year in Weis Markets, Inc. common stock, S&P 500, and the Updated and Prior Peer Groups. The cumulative total return assumes reinvestment of dividends.

Comparative Five-Year Total Returns

	2020	2021	2022	2023	2024	2025
Weis Markets, Inc.	100.00	138.51	179.06	141.98	157.14	150.22
S&P 500	100.00	125.82	102.22	126.99	158.97	184.50
Updated Peer Group	100.00	132.02	129.89	140.35	207.85	225.16
Prior Peer Group	100.00	132.22	130.59	140.44	206.85	224.88

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

Restatement of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Company’s previously reported consolidated financial statements for the years ended December 28, 2024 and December 30, 2023.  As described in our Current Report on Form 8-K filed on February 20, 2026, the Audit Committee concluded that such previously issued financial statements and related previously reported unaudited consolidated financial statements for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, and the thirteen weeks ended March 29, 2025 and March 30, 2024 should no longer be relied upon.  This restatement related to the Company’s overstatement of certain inventory amounts related to a single meat product manufacturing plant.  The Audit Committee oversaw an investigation of this matter with the assistance of outside counsel and forensic accountants.  Following the investigation, the Company determined that the overstatement resulted from the actions of a single former non-executive employee who intentionally altered inventory amounts.  Company management also re-evaluated the effectiveness of the Company’s internal control over financial reporting and identified material weaknesses in the Company’s internal control over financial reporting as of December 27, 2025, described in Part II, Item 9a. “Control and Procedures” of this Form 10-K.

For additional information and a detailed discussion of the restatement, see Note 1 and Note 12 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K. Restatement adjustments have also been made to the previously reported unaudited consolidated financial statements for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, and the thirteen weeks ended March 29, 2025 and March 30, 2024. For additional information related to the interim period restatements, see Note 1 and Note 12 in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview

General

Weis Markets is a conventional supermarket chain that currently operates 202 retail stores with over 22 thousand employees located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia, and West Virginia. Approximately 94% of Weis Markets employees are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at certain locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes competitive pricing by using Everyday Lower Price; Low Price Guarantee; Low, Low Price; Weekly Hot Buys; senior and military discounts; and Loyalty programs. The Loyalty program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 52% of product supplied to stores with the remaining being supplied by direct store delivery vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, water, ice, ice cream and fresh meat products. The corporate offices are located in Sunbury, Pennsylvania where the Company was founded in 1912.

The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 195 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers at all 202 of its locations via multiple grocery delivery partners.

Strategic Imperatives

The following strategic imperatives continue to be focused upon by the Company to attempt to ensure the success of the Company in the coming years:

●	Establish a Sales Driven Culture – The Company continues to focus on sales and profits growth, improved operating practices, increased productivity and positive cash flow. The Company believes disciplined growth will increase its market share and operating profits, resulting in enhanced shareholder value. The Company’s method of driving sales includes focused preparation and execution of sales programs, investing in new stores and remodels, and strategic acquisitions. Communicating clear executable standards and aligning performance measures across the organization will help to instill a sales-driven operating environment.
●	Build and Support Human Capital – The Company believes that talent is a business differentiator and is committed to creating a sustainable competitive advantage through the selection, development and promotion of talented, highly motivated people. The Company believes that establishing a learning culture supports its commitment to be an employer of choice and helps drive customer engagement with its employees. Improvements in the Company’s talent management and development will help drive business impact while providing internal career opportunities. The Company continues to grow leaders at every level throughout the organization by creating a culture of mentoring, coaching and leveraging on-the-job assignments for continued development. The Company believes that a strong employment brand is necessary to attract and retain top talent and affects its ability to compete and execute strategic plans. The Company will continue to assess and upgrade underlying technologies to support human capital development as a strategic imperative for future growth.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Company Overview (continued)

●	Become More Relevant to Consumers – Understanding the consumer is crucial to the Company’s strategic plan. The Company will develop and cultivate a culture where it is continually “on trend” with its consumers at the current time and where they are going next. The Company researches and studies the wants and needs of core consumers and casual consumers. It measures customer satisfaction and shares insights across the organization to improve communication between Management and its consumers. The Company uses consumer data to measure the value of programs offered and support consumer attraction and retention. The Company believes that its private brand products exceed consumer expectations and will continue to focus on the value and attribute messaging to drive organic growth.
●	Create Meaningful Differentiation – The Company recognizes the need to offer a compelling reason for customers to choose them over other channels. The Company has identified product pricing and promotion, customer shopping experience, and merchandising strategies as critical components of future success. The Company recognizes that the core of the strategy will focus on alignment of merchandising programs that foster customer engagement supported by a shopping experience that surpasses customers’ expectations. As part of this strategy, Management is committed to offering its customers a strong combination of quality, service and value.
●	Develop and Align Organizational Capabilities – The Company will elevate organizational capacity to support decision effectiveness and deliver consistent execution. To support this strategy the Company will assess organizational capacity to support the Company’s strategic direction. The Company will align business functions and processes to enhance key capabilities and to support scalability of operations. Continued investments in information technology systems to improve employee engagement, increase productivity, and provide valuable insight into customer behavior/shopping trends will remain a focus of the Company. The Company believes these systems will continue to play a key role in the measurement of the Company’s strategic decisions and financial returns.
●	Focus on Sustainability Strategies and Community Stewardship – The Company strives to be good stewards of the environment and makes this an important part of its overall mission. Its sustainability strategy operates under four key pillars: natural resource conservation, green design, community impact, and food and agricultural impact. The goal of the sustainability strategy is to reduce the Company’s overall carbon footprint by reducing greenhouse gas emissions and reducing the impact on the environment. In November 2025, the Company established the Weis Markets Charitable Foundation, Inc. (the “Foundation”), a federal income tax-exempt nonprofit corporation organized under Internal Revenue Code Section 501(c)(3) as a public charity. The Foundation’s mission is to continue to support and assist the local nonprofit organizations in communities where the Company operates. The Company’s most recently published sustainability report is located at: https://www.weismarkets.com/sustainability.

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

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to significant fluctuations caused by retail inflation and deflation in various commodities and changes in government benefits such as SNAP/EBT, Management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following table provides the two-year stacked comparable store sales, including and excluding fuel, for the fiscal years ended December 27, 2025, and December 28, 2024, as well as fiscal years ended December 28, 2024, and December 30, 2023, respectively.

	Percentage Change
	Year Ended
December 27, 2025	2025 vs. 2024	2024 vs. 2023
Comparable store sales, excluding fuel (individual year)	2.1	1.9
Comparable store sales, excluding fuel (two-year stacked)	4.0
Comparable store sales (individual year)	2.0	1.7%
Comparable store sales (two-year stacked)	3.7%

When calculating the percentage change in comparable store sales, the Company defines a new store to be comparable after it has been in operation for five full fiscal quarters. Relocated stores and stores with expanded square footage are included in comparable store sales since these units are located in existing markets and are open during construction.

Planned store dispositions are excluded from the calculation. The Company only includes retail food stores in the calculation.

Analysis of Consolidated Statements of Income

		2024	2023	Percentage Change
(amounts in thousands except per share amounts)	2025	(As restated)	(As restated)	2025 vs.	2024 vs.
For the Fiscal Years Ended December 27, 2025, December 28, 2024 and December 30, 2023	(52 Weeks)	(52 Weeks)	(52 Weeks)	2024	2023
Net sales	$4,939,373	$4,773,880	$4,696,950	3.5%	1.6%
Other revenue	18,336	17,850	17,623	2.7	1.3
Total revenue	4,957,709	4,791,730	4,714,573	3.5	1.6
Cost of sales, including advertising, warehousing and distribution expenses	3,717,846	3,592,980	3,539,054	3.5	1.5
Gross profit	1,239,863	1,198,750	1,175,519	3.4	2.0
Gross profit margin	25.1%	25.1%	25.0%
Operating, general and administrative expenses	1,126,210	1,072,364	1,042,378	5.0	2.9
O, G & A, percent of net sales	22.8%	22.5%	22.2%
Income from operations	113,653	126,386	133,141	(10.1)	(5.1)
Operating margin	2.3%	2.6%	2.8%
Investment income (loss) and interest expense	14,697	21,970	13,162	(33.1)	66.9
Investment income (loss) and interest expense, percent of net sales	0.3%	0.5%	0.3%
Other income (expense)	(4,403)	(3,409)	(3,652)	29.2	(6.7)
Other income (expense), percent of net sales	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	123,947	144,947	142,651	(14.5)	1.6
Income before provision for income taxes, percent of net sales	2.5%	3.0%	3.0%
Provision for income taxes	30,256	38,923	41,797	(22.3)	(6.9)
Effective income tax rate	24.4%	26.9%	29.3%
Net income	$93,691	$106,024	$100,854	(11.6)%	5.1%
Net income, percent of net sales	1.9%	2.2%	2.1%
Basic and diluted earnings per share	$3.65	$3.94	$3.75	(7.4)%	5.0%

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2025 vs.	2024 vs.
	2024	2023
Net sales, excluding fuel	3.4%	1.8%
Net sales	3.5	1.6
Comparable store sales, excluding fuel	2.1	1.9
Comparable store sales	2.0%	1.7%

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

According to the latest U.S. Bureau of Labor Statistics’ report, the annual Food-at-Home Price Index increased 2.4% in 2025, 1.8% in 2024, and 5.0% in 2023. Even though the U.S. Bureau of Labor Statistics’ index rates may be reflective of a trend, it will not necessarily be indicative of the Company’s actual results. According to the U.S. Department of Energy, the 52-week average price of gasoline in the Central Atlantic States decreased 7.1%, or $0.25 cents per gallon, in 2025 compared to the 52-week average in 2024. The 52-week average price of gasoline in the Central Atlantic States, according to the U.S. Department of Energy, decreased 5.1%, or $0.19 cents per gallon, in 2024 compared to the 52-week average in 2023.

Comparable store sales, excluding fuel, and comparable stores sales, including fuel, both increased for all years presented. Comparable store sales, excluding fuel, increased 2.1% and comparable store sales, including fuel, increased 2.0% for 2025 compared to 2024. On a comparable store sales basis, pharmacy services increased in sales driven by the increased number of filled prescriptions. The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 195 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers in all 202 of its locations via multiple grocery delivery partners.

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

Gross profit rate was 25.1% in 2025 and 2024, and 25.0% in 2023. The increase is attributable to initiatives to improve merchandise category gross profit performance.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Cost of Sales and Gross Profit (continued)

The Company experienced unfavorable non-cash LIFO inventory valuation adjustments, decreasing gross profit by $302 thousand, $608 thousand and $6.7 million in 2025, 2024 and 2023, respectively.

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

Employee-related costs such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 58.8% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased by 0.1% in 2025 compared to 2024 and increased by 0.2% in 2024 compared to 2023 due to increased wage expenses for hourly employees. Management continues to monitor store labor efficiencies and develop labor standards to reduce costs while maintaining the Company’s customer service expectations.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $112.8 million, or 2.3% of net sales, for 2025 compared to $102.8 million, or 2.2% of net sales, for 2024 compared to $98.0 million, or 2.2% of net sales, for 2023. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	2025 vs. 2024
(amounts in thousands)	Increase	Increase (Decrease)
December 27, 2025	(Decrease)	as a % of sales
Employee expense	$19,732	0.0%
Fixed expense (depreciation and amortization expense)	13,046	0.1
Employee insurance benefits expense	11,786	0.2
Outside services and repairs expense	8,185	0.0
Utilities expense	4,332	0.1
Gain on disposition of fixed assets (real estate property sales)	(3,386)	(0.1)
Other expenses (supplies and travel expense)	151	0.0

Operating, general, and administrative expenses as a percent of sales increased by 0.3% for the fiscal year ended December 27, 2025, compared with 2024. The increase was driven primarily by higher employee-related expenses, including increased base pay and one-time deferred compensation plan liability credit in 2024, partially offset by lower employee incentive compensation costs. Additional increases resulted from higher employee insurance benefits expense; higher outside services and repairs expense, including asset maintenance costs, technology contract costs, and share purchase transaction costs; higher fixed expenses due to increased depreciation and amortization costs associated with five new or relocated stores and twelve acquired competitor pharmacy prescription files; and higher utilities expense. These increases were partially offset by a net gain on the disposition of fixed assets related to real estate property sales, which reduced operating, general, and administrative expenses in 2025 compared with 2024.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

	2024 vs. 2023
(amounts in thousands)	Increase	Increase (Decrease)
December 28, 2024	(Decrease)	as a % of sales
Employee expense	$12,498	0.1%
Employee insurance benefits expense	4,684	0.1
Third party expense (technology, consulting, and financial service fees)	9,769	0.2
Supplies expense	2,999	0.0
Other expenses (utilities, asset disposals, and deferred compensation plan liability)	36	(0.1)

Operating, general, and administrative expenses as a percent of sales increased by 0.3% for the fiscal year ended December 28, 2024, compared with 2023. The increase was driven primarily by higher employee-related expense; higher employee insurance benefits expense; higher third party expense, including technology, consulting, and financial services costs; and higher supplies expense. These increases were partially offset by a net gain on the disposition of fixed assets related to real estate property sales and a one-time deferred compensation plan liability credit in 2024 in comparison to 2023.

Provision for Income Taxes

The effective income tax rate was 24.4%, 26.9% and 29.3% in 2025, 2024, and 2023, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes, federal and state tax credits, and nondeductible employee-related expenses. Pennsylvania House Bill 1342 made significant changes to the Commonwealth’s corporate income tax laws which included lowering the tax rate gradually from 9.99% in 2022 to 4.99% in 2031, offset by taxable income changes, inclusive of, updating market sourcing rules, and codifying the economic nexus standard. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law.  This legislation includes provisions that permanently extend the expiring elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation on qualifying property placed in service after January 19, 2025, and full expensing of domestic research and development expenditures.  In accordance with Accounting Standards Codification ASC 740, “Income Taxes”, the Company recognized the enacted legislation effective September 27, 2025. The legislation has multiple effective dates with some provisions taking effect in 2025 and others phased in through 2027. As a result of the Company’s elections, the 2025 cash taxes decreased with no material impact to its effective tax rate.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 27, 2025, the availability under the revolving credit agreement was $19.9 million with $10.1 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

On October 1, 2025, the Company divested a portion of its marketable securities portfolio to increase cash and cash equivalents liquidity to satisfy working capital obligations, selling $7.2 million in equity securities and $24.4 million in corporate and municipal bonds. As of December 27, 2025, the Company’s marketable securities portfolio totaled $97.1 million consisting of high-grade corporate and municipal bonds with maturity dates between one and 30 years, commercial paper, and no equity securities. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed. See “Item 7a. Quantitative and Qualitative Disclosures about Market Risk” for more details regarding the Company’s market risk.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

The Company’s capital expenditure program includes the construction of new stores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. In 2025, the Company acquired one store in Pennsylvania and opened three new stores in Maryland and one new store in Delaware. The Company continues to reinvest and anticipates to fund the long-term capital expenditure program, the acquisition of retail stores, the construction of additional distribution facilities, repurchases of common stock, and cash dividends on common stock through its cash and cash equivalents, marketable securities, cash flows from operating activities, and the revolving Credit Agreement. The Company has no other commitment of capital resources as of December 27, 2025, other than the lease commitments on its store facilities and transportation equipment under operating leases that expire at various dates through 2038.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares, and no repurchases were made during the year ended December 27, 2025.

Quarterly Cash Dividends

Total cash dividend payments on common stock, on a per share basis, amounted to $1.36 in 2025, 2024 and 2023. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the financial condition of the Company, results of operations and other factors which the Board of Directors deems relevant.

Cash Flow Information

(amounts in thousands)
For the Fiscal Years Ended December 27, 2025,	2025	2024	2023	2025 vs.	2024 vs.
December 28, 2024 and December 30, 2023	(52 weeks)	(52 Weeks)	(52 weeks)	2024	2023
Net cash provided by (used in):
Operating activities	$207,206	$187,467	$201,602	$19,739	$(14,135)
Investing activities	(105,321)	(144,779)	(138,800)	39,458	(5,979)
Financing activities	(175,117)	(36,582)	(36,582)	(138,535)	—

Operating

Cash flows from operating activities increased in 2025 as compared to 2024 and 2023. The increase in 2025 from 2024 is due to a decrease in current income taxes as a result of the impacts of the OBBBA and the decrease in 2024 from 2023 is due to increased value of inventory on hand due to timing of New Year’s selling period.

Investing

Property and equipment purchases totaled $205.2 million in 2025, $168.5 million in 2024 and $104.0 million in 2023. As a percentage of sales, capital expenditures totaled 4.2% in 2025, 3.5% in 2024 and 2.2% in 2023. In 2025, the Company purchased one new location and opened four new stores. The Company also completed a business acquisition in 2024, for which cash consideration totaled $16.2 million. The Company decreased its marketable securities holdings in 2025 by $94.9 million to partially fund the share purchase transaction referenced in Note 13 and decreased its marketable securities holdings in 2024 by $34.0 million to fund the increase in capital expenditures and increased its marketable securities holdings in 2023 by approximately $39.5 million.

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Results of Operations (continued)

Financing

Net cash used in financing activities in 2025 was $175.1 million compared to $36.6 million in 2024. The Company purchased 2,153,846 shares of common stock from the trustees of The Patricia R. Weis Marital Trust and The Patricia G. Ross Weis Revocable Trust at $65.00 per share on June 6, 2025 for an aggregate purchase price of $140.0 million dollars, as further described in Note 13.

The Company paid dividends of $35.1 million in 2025, $36.6 million in 2024 and $36.6 million in 2023.

Contractual Obligations

The following table represents scheduled maturities of the Company’s long-term contractual obligations as of December 27, 2025.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating leases	$203,005	$47,882	$78,095	$42,755	$34,273
Total	$203,005	$47,882	$78,095	$42,755	$34,273

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

Leases

The Company leases approximately 47% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 2 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment. The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

WEIS MARKETS, INC.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations: (continued)

Critical Accounting Policies and Estimates (continued)

Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and employee medical benefit claims. The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for individual annual claim occurrences exceeding a $600 thousand deductible with a specific aggregating deductible of $700 thousand. The Company administers a self-insured commercial general liability program with a retention of $1.0 million per claim. The Company also manages self-insured workers’ compensation programs in Pennsylvania and Maryland, each with a $2.0 million retention per claim. In all other jurisdictions, including Delaware, New Jersey, New York, Virginia, and West Virginia, workers’ compensation coverage is maintained with a $1.0 million deductible per claim. Property and casualty insurance is placed with multiple carriers on either a per claim or per occurrence basis, with deductibles and retention levels varying by coverage, ranging from $0 to $2.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

Forward-Looking Statements

In addition to historical information, this Annual Report may contain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; tariffs and trade policies; business conditions and trends in the retail industry; the regulatory environment; rapidly changing technology, including cybersecurity and data privacy risks, and competitive factors, including increased competition with regional and national retailers; price pressures; further expenditures related to restatement of our financial statement; and the results of any shareholder actions associated with the restatements. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect Management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

WEIS MARKETS, INC.

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk:

(dollars in thousands)	Expected Maturity Dates							Fair Value
December 27, 2025	2026	2027	2028	2029	2030	Thereafter	Total	Dec. 27, 2025
Rate sensitive assets:
Fixed interest rate securities	$8,620	$9,785	$8,270	$4,775	$6,345	$57,460	$95,255	$97,091
Average interest rate	1.91%	1.97%	2.18%	2.60%	2.18%	4.31%	3.39%

Other Relevant Market Risks

On October 1, 2025, the Company divested a portion of its marketable securities portfolio to increase cash and cash equivalents liquidity to satisfy working capital obligations, selling $7.2 million in equity securities and $24.4 million in corporate and municipal bonds. As of December 27, 2025, the Company held no equity securities and the marketable securities portfolio consisting of high-grade corporate and municipal bonds and commercial paper totaled $97.1 million. Prior to the sale, the dividend yield realized on the equity investments was 3.2% in 2025. By their nature, both the fixed interest rate securities and the equity investments inherently expose the holders to market risk. The extent of the Company’s interest rate and other market risk is not quantifiable or predictable with precision due to the variability of future interest rates and other changes in market conditions. However, the Company believes that its exposure in this area is not material.

The Company’s revolving credit agreement is exposed to interest rate fluctuations to the extent of changes in the SOFR rate. The Company believes this exposure is not material due to availability of liquid assets to eliminate the outstanding credit facility.

Item 8.   Financial Statements and Supplementary Data:

WEIS MARKETS, INC.

CONSOLIDATED BALANCE SHEETS

		December 28, 2024
(amounts in thousands, except shares)	December 27, 2025	(As restated)
Assets
Current:
Cash and cash equivalents	$117,091	$190,323
Marketable securities	97,091	191,971
SERP investment	33,391	31,123
Accounts receivable, net	95,416	81,567
Inventories	287,532	292,037
Income taxes recoverable	6,624	—
Prepaid expenses and other current assets	44,090	40,980
Total current assets	681,235	828,002
Property and equipment, net	1,089,945	1,011,498
Operating lease right-to-use	165,070	165,760
Goodwill	65,691	61,255
Intangible and other assets, net	25,418	24,066
Total assets	$2,027,359	$2,090,582

Liabilities
Current:
Accounts payable	$237,371	$234,278
Accrued expenses	41,458	34,196
Operating leases	39,640	39,336
Accrued self-insurance	20,186	19,729
Deferred revenue, net	14,072	13,040
Income taxes payable	—	2,724
Total current liabilities	352,727	343,304
Postretirement benefit obligations	33,391	31,123
Accrued self-insurance	25,147	25,662
Operating leases	132,454	134,127
Deferred income taxes	126,850	107,686
Other	4,880	15,044
Total liabilities	675,449	656,946
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 24,744,597 shares outstanding as of December 27, 2025	9,949	9,949
Retained earnings	1,635,974	1,577,402
Accumulated other comprehensive income (loss) (Net of deferred taxes of $626 in 2025 and $1,029 in 2024)	(1,756)	(2,859)
	1,644,167	1,584,492
Treasury stock at cost, 8,303,210 shares as of December 27, 2025	(292,257)	(150,857)
Total shareholders’ equity	1,351,910	1,433,635
Total liabilities and shareholders’ equity	$2,027,359	$2,090,582

See accompanying notes to Consolidated Financial Statements. As of December 28, 2024, the number of shares outstanding was 26,898,443 and the number of shares of treasury stock was 6,149,364.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(amounts in thousands, except shares and per share amounts)		2024	2023
For the Fiscal Years Ended December 27, 2025,	2025	(As restated)	(As restated)
December 28, 2024 and December 30, 2023	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$4,939,373	$4,773,880	$4,696,950
Other revenue	18,336	17,850	17,623
Total revenue	4,957,709	4,791,730	4,714,573
Cost of sales, including advertising, warehousing and distribution expenses	3,717,846	3,592,980	3,539,054
Gross profit	1,239,863	1,198,750	1,175,519
Operating, general and administrative expenses	1,126,210	1,072,364	1,042,378
Income from operations	113,653	126,386	133,141
Investment income (loss) and interest expense	14,697	21,970	13,162
Other income (expense)	(4,403)	(3,409)	(3,652)
Income before provision for income taxes	123,947	144,947	142,651
Provision for income taxes	30,256	38,923	41,797
Net income	$93,691	$106,024	$100,854

Weighted-average shares outstanding, basic and diluted	25,685,425	26,898,443	26,898,443
Cash dividends per share	$1.36	$1.36	$1.36
Basic and diluted earnings per share	$3.65	$3.94	$3.75

See accompanying notes to Consolidated Financial Statements. The weighted average shares reflects the change in the number of shares outstanding after the purchase of 2,153,846 shares on June 6, 2025 referenced in Note 13.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(amounts in thousands)		2024	2023
For the Fiscal Years Ended December 27, 2025,	2025	(As restated)	(As restated)
December 28, 2024 and December 30, 2023	(52 weeks)	(52 weeks)	(52 weeks)
Net income	$93,691	$106,024	$100,854
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $403, $599 and $1,912, respectively)	1,103	(1,666)	5,255
Other comprehensive income (loss), net of tax	1,103	(1,666)	5,255
Comprehensive income, net of tax	$94,794	$104,358	$106,109

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Fiscal Years Ended December 27, 2025,	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
December 28, 2024 and December 30, 2023	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 31, 2022 (As restated)	33,047,807	$9,949	$1,443,689	$(6,449)	6,149,364	$(150,857)	$1,296,332
Net income (As restated)	—	—	100,854	—	—	—	100,854
Other comprehensive income (loss), net of tax	—	—	—	5,255	—	—	5,255
Dividends paid	—	—	(36,582)	—	—	—	(36,582)
Balance at December 30, 2023 (As restated)	33,047,807	$9,949	$1,507,962	$(1,193)	6,149,364	$(150,857)	$1,365,861
Net income (As restated)	—	—	106,024	—	—	—	106,024
Other comprehensive income (loss), net of tax	—	—	—	(1,666)	—	—	(1,666)
Dividends paid	—	—	(36,582)	—	—	—	(36,582)
Balance at December 28, 2024 (As restated)	33,047,807	$9,949	$1,577,402	$(2,859)	6,149,364	$(150,857)	$1,433,635
Net income	—	—	93,691	—	—	—	93,691
Other comprehensive income (loss), net of tax	—	—	—	1,103	—	—	1,103
Dividends paid	—	—	(35,117)	—	—	—	(35,117)
Share purchase	—	—	—	—	2,153,846	(141,400)	(141,400)
Balance at December 27, 2025	33,047,807	$9,949	$1,635,974	$(1,756)	8,303,210	$(292,257)	$1,351,910

See accompanying notes to Consolidated Financial Statements.

WEIS MARKETS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

		52 Weeks Ended	52 Weeks Ended
	52 Weeks Ended	December 28, 2024	December 30, 2023
(amounts in thousands)	December 27, 2025	(As restated)	(As restated)
Cash flows from operating activities:
Net income	$93,691	$106,024	$100,854
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	124,789	113,875	108,438
(Gain) loss on disposition of fixed assets	(7,840)	(4,447)	(46)
(Gain) loss on equity securities	(1,313)	(1,020)	275
Deferred income taxes	18,761	(6,755)	3,884
Unrealized (gain) loss in SERP	(2,144)	(2,987)	(2,834)
Changes in operating assets and liabilities:
Inventories	4,655	(7,308)	1,162
Accounts receivable and prepaid expenses	(16,959)	(23,347)	(18,564)
Accounts payable and other liabilities	2,558	11,364	13,095
Income taxes	(9,347)	2,208	(5,839)
Other	355	(139)	1,176
Net cash provided by operating activities	207,206	187,467	201,602
Cash flows from investing activities:
Purchase of property and equipment	(202,381)	(161,349)	(104,010)
Proceeds from the sale of property and equipment	10,109	6,507	867
Purchase of marketable securities	(25,056)	(163,638)	(112,979)
Proceeds from the sale and maturities of marketable securities	121,101	195,662	79,518
Acquisition of business	(7,447)	(16,225)	—
Purchase of intangible assets	(1,523)	(4,251)	(1,075)
Change in SERP investment	(124)	(1,485)	(1,120)
Net cash used in investing activities	(105,321)	(144,779)	(138,800)
Cash flows from financing activities:
Share purchase	(140,000)	—	—
Dividends paid	(35,117)	(36,582)	(36,582)
Net cash used in financing activities	(175,117)	(36,582)	(36,582)
Net increase (decrease) in cash and cash equivalents	(73,232)	6,106	26,220
Cash and cash equivalents at beginning of year	190,323	184,217	157,997
Cash and cash equivalents at end of period	$117,091	$190,323	$184,217

See accompanying notes to Consolidated Financial Statements. Cash paid for income taxes was $20.8 million, $43.1 million, $43.8 million in 2025, 2024 and 2023, respectively. Cash paid for interest related to long-term debt was $43 thousand, $45 thousand, $41 thousand in 2025, 2024 and 2023, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Summary of Significant Accounting Policies

The following is a summary of the significant accounting policies utilized in preparing the Company’s Consolidated Financial Statements:

(a)  Description of Business

Weis Markets, Inc. is a Pennsylvania business corporation founded in 1912 and incorporated in 1924. The Company is engaged principally in the retail sale of food in Pennsylvania and surrounding states. The Company’s operations are reported as a single reportable segment. There was no material change in the nature of the Company’s business during fiscal 2025.

(b)  Definition of Fiscal Year

The Company’s fiscal year ends on the last Saturday in December. Fiscal 2025 was comprised of 52 weeks, ending on December 27, 2025. Fiscal 2024 was comprised of 52 weeks, ending on December 28, 2024. Fiscal 2023 was comprised of 52 weeks, ending on December 30, 2023. References to years in this Annual Report relate to fiscal years.

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

The Company considers investments with an original maturity of three months or less to be cash equivalents. Investment amounts classified as cash equivalents as of December 27, 2025, and December 28, 2024, totaled $49.0 million and $129.7 million, respectively.

Consumer electronic payments accepted at the point of sale, including all credit card, debit card and electronic benefits transfer transactions that process in three days or less are classified as cash equivalents. Consumer electronic payment amounts classified as cash equivalents as of December 27, 2025, and December 28, 2024, totaled $41.5 million and $31.6 million, respectively.

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

Investment amounts classified as marketable securities as of December 27, 2025, and December 28, 2024, totaled $97.1 million and $192.0 million, respectively.

Equity securities are measured at fair value and the unrealized holding gains and losses are recorded in investment income (loss) and interest expense. The Company recognized a $1.3 million gain in 2025 and a $1.0 million gain in 2024.

See additional disclosures regarding marketable securities in Note 2 and Note 14.

(g)  Accounts Receivable

Accounts receivable are stated net of an allowance for uncollectible accounts of $3.2 million and $3.4 million as of December 27, 2025, and December 28, 2024, respectively. The reserve balance relates to amounts due from pharmacy third party providers, retail customer returned checks, manufacturing customers, vendors and tenants. The Company maintains an allowance for the amount of receivables deemed to be uncollectible and calculates this amount based upon historical collection activity adjusted for current conditions. Accounts receivable as of December 31, 2023 amounted to $65.1 million.

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

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(j)  Leases

The Company leases approximately 47% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 2 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment. The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

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

In 2025, the Company increased goodwill by $4.4 million from the acquisition of a Saylor’s Market store, increasing goodwill to $65.7 million in 2025 from $61.3 million in 2024. In 2024, the Company increased goodwill by $8.9 million from the acquisition of two Sunnyway Food stores, increasing goodwill to $61.3 million from $52.3 million in 2023.

The Company’s intangible assets and related accumulated amortization at December 27, 2025, and December 28, 2024, consisted of the following:

		December 27, 2025			December 28, 2024
		Accumulated			Accumulated
(amounts in thousands)	Gross	Amortization	Net	Gross	Amortization	Net
Liquor licenses	$16,410	$—	$16,410	$16,394	$—	$16,394
Software license	3,656	1,373	2,283	3,656	—	3,656
Asset acquisitions and other	4,341	1,553	2,788	2,683	1,259	1,424
Total	$24,407	$2,926	$21,481	$22,733	$1,259	$21,474

Intangible assets with a definite useful life are generally amortized on a straight-line basis over periods up to 10 years for customer lists and 3 years for software. Estimated amortization expense for the next five fiscal years is approximately $1.6 million in 2026, $1.5 million in 2027, $327 thousand in 2028, $289 thousand in 2029 and $289 thousand in 2030. As of December 27, 2025, the Company’s intangible assets with indefinite lives consisted of goodwill and liquor licenses.

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

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

(m)  Self-Insurance

The Company is self-insured for a majority of its workers’ compensation, general liability, vehicle accident and employee medical benefit claims. The self-insurance liability for most of the medical benefit claims is determined based on historical data and an estimate of claims incurred but not reported. The other self-insurance liabilities including workers’ compensation are determined actuarially, based on claims filed and an estimate of claims incurred but not yet reported. The Company is self-insured for certain healthcare claims and stop-loss coverage is maintained for individual annual claim occurrences exceeding a $600 thousand deductible with a specific aggregating deductible of $700 thousand. The Company administers a self-insured commercial general liability program with a retention of $1.0 million per claim. The Company also manages self-insured workers’ compensation programs in Pennsylvania and Maryland, each with a $2.0 million retention per claim. In all other jurisdictions, including Delaware, New Jersey, New York, Virginia, and West Virginia workers’ compensation coverage is maintained with a $1.0 million deductible per claim. Property and casualty insurance is placed with multiple carriers on either a per claim or per occurrence basis, with deductibles and retention levels varying by coverage, ranging from $0 to $2.0 million. Significant assumptions used in the development of the actuarial estimates include reliance on the Company’s historical claims data including average monthly claims and average lag time between incurrence and reporting of the claim.

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

(p)  Revenue Recognition

Revenue from the sale of products to the Company’s customers is recognized at the point of sale. Discounts provided to customers at the point of sale through the Weis Club Preferred Shopper loyalty program are recognized as a reduction in sales as products are sold. Periodically, the Company will run a point-based sales incentive program that rewards customers with future sales discounts. The Company makes reasonable and reliable estimates of the amount of future discounts based upon historical experience and its customer data tracking software. Sales are reduced rationally and systematically by these estimates over the life of the program. Discounts to customers at the point of sale provided by vendors, usually in the form of paper coupons, are not recognized as a reduction in sales provided the discounts are redeemable at any retailer that accepts those discounts. The Company records “Deferred revenue” for the sale of gift cards and revenue is recognized in “Net sales” at the time of customer redemption for products. Gift card breakage income is recognized in “Operating, general and administrative expenses” based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. Gift card breakage income is not material for the periods presented. Sales tax is excluded from “Net sales.” The Company charges sales tax on all taxable customer purchases and remits these taxes monthly to the appropriate taxing jurisdiction. Merchandise return activity is immaterial to revenues due to products being returned quickly and the relatively low unit cost. The Company provides a variety of services to its customers, including but not limited to lottery, money orders, third-party gift cards, and third-party bill pay services. Commission income earned from these services are recorded when earned as a component of “Other revenue.” The Company recorded commission income of $18.3 million in 2025, $17.9 million in 2024, $17.6 million in 2023.

WEIS MARKETS, INC.

Note 1    Summary of Significant Accounting Policies (continued)

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

Vendor allowances recorded as credits in cost of sales totaled $124.9 million in 2025, $122.9 million in 2024 and $106.9 million in 2023. Vendor paid cooperative advertising credits totaled $2.3 million in 2025, $2.8 million in 2024 and $3.1 million in 2023. These credits were netted against advertising costs within “Cost of Sales, including Advertising, Warehousing and Distribution expenses.” The Company had accounts receivable due from vendors of $431 thousand and $318 thousand for earned advertising credits and $11.0 million and $10.1 million for earned promotional discounts as of December 27, 2025, and December 28, 2024, respectively. The Company had $1.5 million and $1.6 million in unearned income included in accrued liabilities for unearned vendor programs under long-term contracts for display and shelf space allocation as of December 27, 2025, and December 28, 2024, respectively.

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

(t)  Advertising Costs

The Company expenses advertising costs as incurred. The Company recorded advertising expense, before vendor paid cooperative advertising credits, of $26.4 million in 2025, $25.5 million in 2024, $24.2 million in 2023 in “Cost of Sales, including Advertising, Warehousing and Distribution Expenses.”

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), that is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires disclosures of reconciliation of the expected tax at the applicable statutory federal income tax rate to the reported tax in a tabular format, using both percentages and amounts, broken out into specific categories with certain reconciling items of five percent or greater of the expected tax further broken out by nature and/or jurisdiction, disclosure of income taxes paid, net of refunds received, broken out between federal and state and local income taxes and payments to individual jurisdictions representing five percent or more of the total income tax payments must also be separately disclosed. The disclosures are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2023-09 prospectively for the fiscal year ended December 27, 2025.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and disclosures.

(w) Restatement

The prior period consolidated financial statements have been restated to correct errors. See Note 12 for further details.

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

The Company’s marketable securities are valued using Level 1 inputs for the periods presented and included four public company equity securities, for which quoted market prices are available. The Company’s bond and commercial paper portfolio is valued using Level 2 inputs. The Company’s corporate and municipal bonds and commercial paper are valued using a combination of pricing for similar securities, recently executed transactions, cash flow models with yield curves and other pricing models utilizing observable inputs, which are considered Level 2 inputs.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Dividends from the equity securities are recognized as received. Both interest and dividends are recognized in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $10.3 million, $18.6 million and $9.5 million which included an unrealized gain in equity securities of $1.3 million, an unrealized gain in equity securities of $1.0 million, and an unrealized loss in equity securities of $275 thousand in the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023, respectively. As noted above, the Company divested a portion of its marketable securities portfolio selling $7.2 million in equity securities and $24.4 million in corporate and municipal bonds. Consequently, the Company realized capital gains of $6.0 million from these transactions. As of December 27, 2025, the Company held no equity securities and the marketable securities portfolio consisting of high grade corporate and municipal bonds and commercial paper totaled $97.1 million.

Marketable securities, as of December 27, 2025, and December 28, 2024, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 27, 2025	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 2
Corporate and municipal bonds	$94,527	$2,105	$(4,519)	92,113
Commercial paper	4,946	32	—	4,978
Total	$99,473	$2,137	$(4,519)	$97,091

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 28, 2024	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 1
Equity securities				$5,930
Level 2
Corporate and municipal bonds	$171,258	$2,525	$(6,583)	167,201
Commercial paper	18,671	169	—	18,840
Total	$189,930	$2,695	$(6,583)	$191,971

WEIS MARKETS, INC.

Note 2    Marketable Securities (continued)

Maturities of marketable securities classified as available-for-sale at December 27, 2025, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$8,598	$8,590
Due after one year through five years	30,573	29,550
Due after five years through ten years	7,761	7,612
Due after ten years	52,541	51,339
Total	$99,473	$97,091

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan (SERP) for certain of its employees which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income and interest expense” on the Company’s Consolidated Statements of Income. The Company recognized investment income of $4.4 million in the fiscal year ended December 27, 2025, investment income of $3.4 million in the fiscal year ended December 28, 2024, and investment income of $3.7 million in the fiscal year ended December 30, 2023, respectively. The changes in the underlying liability to the employees are recorded in “Other income (expense).”

Note 3    Inventories

Inventories, as of December 27, 2025, and December 28, 2024, were valued as follows:

		2024
(amounts in thousands)	2025	(As restated)
LIFO	$196,597	$198,029
Average cost	90,935	94,008
Total	$287,532	$292,037

Management believes the use of the LIFO method for valuing certain inventories represents the most appropriate matching of costs and revenues in the Company’s circumstances. If all inventories were valued on the average cost method, which approximates current cost, total inventories would have been $90.9 million and $94.0 million higher than as reported on the above methods as of December 27, 2025, and December 28, 2024, respectively.

Note 4    Property and Equipment

Property and equipment, as of December 27, 2025, and December 28, 2024, consisted of:

	Useful Life
(amounts in thousands)	(in years)	2025	2024
Land		$166,130	$160,282
Buildings and improvements	10-60	971,529	876,022
Equipment	3-12	1,576,633	1,488,166
Leasehold improvements	2-20	251,816	242,295
Total, at cost		2,966,108	2,766,765
Less accumulated depreciation and amortization		1,876,163	1,755,267
Total		$1,089,945	$1,011,498

WEIS MARKETS, INC.

Note 5    Lease Commitments

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023.

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
(amounts in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Operating lease cost	$46,548	$46,179	$47,187
Variable lease cost	11,680	11,079	11,335
Lease or sublease income	(11,311)	(10,572)	(10,210)
Net lease cost	$46,917	$46,686	$48,312

The following is a schedule by year of the future minimum rental payments required under operating leases and total minimum sublease and lease rental income to be received as of December 27, 2025.

(amounts in thousands)	Leases	Subleases
2026	$47,882	$(5,792)
2027	42,921	(5,012)
2028	35,174	(3,653)
2029	26,296	(2,725)
2030	16,459	(2,085)
Thereafter	34,273	(1,973)
Total lease payments	$203,005	$(21,240)
Less: interest	30,911	-
Present value of lease liabilities	172,094	(21,240)

The following is a schedule of weighted-average remaining lease terms and weighted-average discount rates as of December 27, 2025, December 28, 2024, and December 30, 2023.

Lease Term and Discount Rate	December 27, 2025	December 28, 2024	December 30, 2023
Weighted-average remaining lease term	3.68	3.56	3.63
Weighted-average discount rate	4.14%	4.08%	3.43%

The following is a schedule of supplemental cash flow information related to leases as of December 27, 2025, December 28, 2024, and December 30, 2023.

(amounts in thousands)	December 27, 2025	December 28, 2024	December 30, 2023
Cash paid for amounts included in the measurement of operating lease liabilities	47,726	47,203	48,476
Right of use assets obtained in exchange for operating lease liabilities	45,241	40,163	39,928

WEIS MARKETS, INC.

Note 6    Retirement Plans

The following is a schedule of the retirement plan costs for the fiscal years ended December 27, 2025, December 28, 2024, and December 30, 2023.

(amounts in thousands)	2025	2024	2023
Retirement savings plan	6,526	5,976	5,882
Deferred compensation plan	—	(2,381)	821
Supplemental executive retirement plan	747	793	875
Total	$7,273	$4,388	$7,578

The Company has a qualified retirement savings plan, the Weis Markets, Inc. Retirement Savings Plan, covering substantially all employees. Employer contributions are made at the sole discretion of the Company.

The Company maintained a non-qualified deferred compensation plan for the payment of specific amounts of annual retirement benefits to certain officers or their beneficiaries over an actuarially computed normal life expectancy. The expected payments under the plan provisions were determined through actuarial calculations dependent on the age of the recipient, using an assumed discount rate. As of December 27, 2025, there were no active participants or recorded liabilities for this plan. In 2024, a benefit payment of approximately $1.0 million was made and the $2.4 million remaining liability was reversed.

The Company also maintains a non-qualified supplemental executive retirement plan covering highly compensated employees. This plan is designed to provide retirement benefits and salary deferral opportunities because of limitations imposed by the Internal Revenue Code and the Regulations implemented by the Internal Revenue Service. This plan is unfunded and accounted for on an accrual basis. Plan participants are 100% vested in their accounts after three years of service with the Company. Benefits are distributed among participants upon termination or retirement. Substantial risk of benefit forfeiture does exist for participants in this plan. The present value of accumulated benefits amounted to $33.4 million and $31.1 million at December 27, 2025, and December 28, 2024, respectively, and is included in “Postretirement benefit obligations” in the Consolidated Balance Sheets.

Note 7    Revenue Recognition

The following table represents net sales by product category and other revenue for years ending December 27, 2025, December 28, 2024, and December 30, 2023.

	52 Weeks Ended		52 Weeks Ended		52 Weeks Ending
(amounts in thousands)	December 27, 2025		December 28, 2024		December 30, 2023
Grocery	$4,012,189	81.3%	$3,927,461	82.3%	$3,921,041	83.5%
Pharmacy	671,749	13.6	603,216	12.6	527,010	11.2
Fuel	248,425	5.0	235,126	4.9	239,665	5.1
Manufacturing	7,010	0.1	8,077	0.2	9,233	0.2
Total net sales	$4,939,373	100.0%	$4,773,880	100.0%	$4,696,950	100.0%
Other revenue	18,336		17,850		17,623
Total revenue	$4,957,709		$4,791,730		$4,714,573

Note 8Segment Reporting

The Company manages the business activities on a consolidated basis and has one operating segment: retail. The Company derives all its revenue from sales within Pennsylvania and surrounding states. The Company’s retail segment derives revenues from customers through the retail sale of a range of products including grocery, pharmacy and fuel from company owned supermarkets. See Note 7 for the disaggregation of revenue by product category. The accounting policies of the Company’s single segment are the same as those described in the Company’s Significant Accounting Policies.

WEIS MARKETS, INC.

Note 8Segment Reporting (continued)

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

The following table presents the retail segment’s revenue, significant segment expenses, and segment operating and net income for the years ended December 27, 2025, December 28, 2024, and December 30, 2023:

		2024	2023
(amounts in thousands)	2025	(As restated)	(As restated)
Net sales	$4,939,373	$4,773,880	$4,696,950
Other revenue (1)	18,336	17,850	17,623
Total revenue	4,957,709	4,791,730	4,714,573
Less:
Cost of sales - stores	3,629,431	3,508,283	3,491,616
Labor - stores	445,036	425,333	410,681
Depreciation and amortization - stores (2)	97,012	90,890	88,508
Occupancy - stores	88,094	85,872	84,345
All other expense - stores (3)	328,644	312,690	276,197
Administration, manufacturing, and property management expense	135,522	131,114	122,458
Distribution and transportation	120,317	111,161	107,626
Income from operations	113,653	126,386	133,141
Other income (expense) (4)	(4,403)	(3,409)	(3,652)
Investment income (loss) and interest expense	14,697	21,970	13,162
Provision for income taxes	30,256	38,923	41,797
Net income	$93,691	$106,024	$100,854

(1)	Other revenue represents commission income as described in Note 1.
(2)	Segment depreciation and amortization expense, for stores and non-stores, for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, was $125 million, $114 million and $108 million, respectively. Segment additions of long-lived assets for the years ended December 27, 2025, December 28, 2024, and December 30, 2023, was $205 million, $169 million and $104 million, respectively.
(3)	All other expense consists of all other store controllable and fixed expenses, such as financial services fees, utilities, and outside services.
(4)	Other income (expenses) consists of gains (losses) on SERP investments.

WEIS MARKETS, INC.

Note 9    Accumulated Other Comprehensive Income

All balances in accumulated other comprehensive income are related to available-for-sale marketable securities. The following table sets forth the balance of the Company’s accumulated other comprehensive income, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 30, 2023	$(1,193)
Other comprehensive income (loss)	(1,666)
Net current period other comprehensive income (loss)	(1,666)
Accumulated other comprehensive income (loss) balance as of December 28, 2024	$(2,859)
Other comprehensive income (loss)	1,103
Net current period other comprehensive income (loss)	1,103
Accumulated other comprehensive income (loss) balance as of December 27, 2025	$(1,756)

Note 10    Income Taxes

		2024	2023
(amounts in thousands)	2025	(As restated)	(As restated)
Current:
Federal	$6,414	$33,979	$28,392
State	5,083	11,699	9,521
Deferred:
Federal	16,966	(7,058)	106
State	1,794	303	3,778
Total	$30,256	$38,923	$41,797

The following table presents the effective income tax rate reconciliation for the year ended December 27, 2025:

(amounts in thousands)	2025
US federal statutory tax rate	$26,029	21.0%
State and local income tax, net of federal income tax effect (1)	5,252	4.2
Nontaxable or nondeductible items
Limitations on executive compensation	1,246	1.0
Other	(1,217)	(1.0)
Tax credits	(1,682)	(1.4)
Changes in unrecognized tax benefits	(58)	-
Other	687	0.6
Effective tax rate	$30,256	24.4%

(1)	The state that contributes to the majority (greater than 50%) of the tax effect in this category is Pennsylvania for 2025.

WEIS MARKETS, INC.

Note 10    Income Taxes (continued)

The reconciliation of income taxes has been computed at the federal statutory rate of 21% in 2025, 2024 and 2023.

The following table presents the effective income tax reconciliation for the years ended December 28, 2024, and December 30, 2023:

	2024	2023
(amounts in thousands)	(As restated)	(As restated)
Income taxes at federal statutory rate	$30,452	$29,957
State income taxes, net of federal income tax benefit	8,594	9,579
Nondeductible employee-related expenses	2,137	2,709
Tax credits	(1,450)	-
Other	(810)	(448)
Provision for income taxes	$38,923	$41,797

The effective income tax rate was 24.4%, 26.9% and 29.3% in 2025, 2024, and 2023, respectively. The effective income tax rate differs from the federal statutory rate of 21% primarily due to state taxes, federal and state tax credits, and nondeductible employee-related expenses. Pennsylvania House Bill 1342 made significant changes to the Commonwealth’s corporate income tax laws which included lowering the tax rate gradually from 9.99% in 2022 to 4.99% in 2031, offset by taxable income changes, inclusive of, updating market sourcing rules, and codifying the economic nexus standard. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law.  This legislation includes provisions that permanently extend the expiring elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation on qualifying property placed in service after January 19, 2025, and full expensing of domestic research and development expenditures.  As a result, the 2025 cash taxes decreased with no material impact to its effective tax rate.

Cash paid for federal income taxes was $13.8 million, $34.4 million and $23.0 million in 2025, 2024 and 2023, respectively. Cash paid for state income taxes was $7.0 million, $8.7 million and $20.8 million in 2025, 2024 and 2023, respectively.

The following table presents the income taxes paid by jurisdiction for the year ended December 27, 2025:

(amounts in thousands)
Jurisdiction	Cash Payments (Refunds)	Percentage of Total
Federal	$13,800	66.2%
Pennsylvania	4,016	19.3
Maryland	2,224	10.7
All other states	805	3.8
Total taxes paid	$20,845	100.0%

WEIS MARKETS, INC.

Note 10    Income Taxes (continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 27, 2025, and December 28, 2024, are:

		2024
(amounts in thousands)	2025	(As restated)
Deferred tax assets:
Accounts receivable	$869	$794
Employment incentives	3,412	4,300
Self-insurance liability	9,107	9,283
Postretirement benefit obligations	7,000	6,454
Net operating loss and credit carryforwards	1,849	1,533
Unrecognized tax benefits	-	549
174 R&D capitalization	1,422	6,411
Unrealized (gains) or losses on marketable securities	626	-
Other	-	116
Total deferred tax assets	24,285	29,440
Deferred tax liabilities:
Inventories	(13,451)	(7,348)
Unrealized (gains) or losses on marketable securities	-	(223)
Prepaids	(10,765)	(9,895)
Nondeductible accruals and other	(380)	382
Depreciation	(126,539)	(120,042)
Total deferred tax liabilities	(151,135)	(137,126)
Net deferred tax liability	$(126,850)	$(107,686)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

(amounts in thousands)	2025	2024
Unrecognized tax benefits at beginning of year	$2,616	$6,384
Reductions for tax positions of prior years	(74)	(1,042)
Settlements	(2,542)	(2,726)
Unrecognized tax benefits at end of year	$—	$2,616

The Company or one of its subsidiaries files tax returns in the United States and various state jurisdictions. The tax years subject to examination in the United States and in Pennsylvania, where the majority of the Company’s revenues are generated, are 2022 to 2024.

WEIS MARKETS, INC.

Note 11    Acquisition of Business

Fiscal 2025 Acquisition

On January 21, 2025, the Company acquired and opened the former Saylor’s Market store located in Newville, Pennsylvania. The completion of this acquisition expands the Company’s footprint in the Cumberland County region. The results of operations of the former Saylor’s Market store is included in the accompanying Consolidated Financial Statements from the date of acquisition. The former Saylor’s Market store contributed $17.0 million to sales in 2025. The cash purchase price paid was $7.5 million for the property, equipment, inventories, and goodwill related to this purchase. The Company accounted for this transaction as a business combination in accordance with the acquisition method. The fair value of property and equipment were determined based on external appraisals. Goodwill of $4.4 million was recorded, based upon the expected benefits to be derived from new management business strategy and cost synergies. The $4.4 million of goodwill is deductible for tax purposes. The purchase price has been allocated to the acquired assets as follows:

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

Note 12 Restatements

The Company became aware of errors related to the overstatement of inventory and the understatement of cost of goods sold at a single meat product manufacturing plant. The errors resulted from the misconduct of a single former non-executive employee and accumulated over multiple fiscal periods, impacting previously reported interim and annual periods through September 27, 2025.

The Company has determined the amount of the errors for the impacted periods, including the income tax provision effects, and has concluded the consolidated financial statements for the years ended December 28, 2024 and December 30, 2023, as well as the condensed consolidated interim financial statements for the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, and the thirteen weeks ended March 29, 2025 and March 30, 2024, should be restated. Additionally, we have restated our retained earnings as of December 31, 2022 in the amount of $5.5 million net of taxes.

WEIS MARKETS, INC.

Note 12 Restatements (continued)

The tables below summarize the effect of the restatement of previously reported consolidated financial statements for the fiscal years ending December 28, 2024 and December 30, 2023, the thirteen and thirty-nine weeks ended September 27, 2025 and September 28, 2024, the thirteen and twenty-six weeks ended June 28, 2025 and June 29, 2024, and the thirteen weeks ended March 29, 2025 and March 30, 2024.

Consolidated Balance Sheets	As of September 27, 2025
(unaudited)	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Inventories	$323,375	$(21,628)	$301,747
Income taxes recoverable	9,807	1,263	11,070
Total current assets	679,705	(20,365)	659,340
Total assets	2,017,813	(20,365)	1,997,448

Deferred income taxes	126,035	(4,462)	121,573
Total liabilities	674,385	(4,462)	669,923

Retained earnings	1,628,330	(15,903)	1,612,427
Total shareholders' equity	1,343,428	(15,903)	1,327,525
Total liabilities and shareholders' equity	$2,017,813	$(20,365)	$1,997,448

Consolidated Balance Sheets	As of June 28, 2025
(unaudited)	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Inventories	$316,609	$(19,819)	$296,790
Income taxes recoverable	83	784	867
Total current assets	659,032	(19,035)	639,997
Total assets	1,960,892	(19,035)	1,941,857

Deferred income taxes	109,953	(4,462)	105,491
Total liabilities	628,709	(4,462)	624,247

Retained earnings	1,618,510	(14,573)	1,603,937
Total shareholders' equity	1,332,182	(14,573)	1,317,609
Total liabilities and shareholders' equity	$1,960,892	$(19,035)	$1,941,857

Consolidated Balance Sheets	As of March 29, 2025
(unaudited)	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Inventories	$314,309	$(18,121)	$296,188
Total current assets	806,471	(18,121)	788,350
Total assets	2,081,333	(18,121)	2,063,212

Income taxes payable	8,951	(335)	8,616
Total current liabilities	325,850	(335)	325,515
Deferred income taxes	111,149	(4,462)	106,687
Total liabilities	624,376	(4,797)	619,579

Retained earnings	1,601,129	(13,324)	1,587,805
Total shareholders' equity	1,456,957	(13,324)	1,443,633
Total liabilities and shareholders' equity	$2,081,333	$(18,121)	$2,063,212

WEIS MARKETS, INC.

Note 12 Restatements (continued)

	As of December 28, 2024
Consolidated Balance Sheets	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Inventories	$308,895	$(16,857)	$292,037
Total current assets	844,859	(16,857)	828,002
Total assets	2,107,438	(16,857)	2,090,582

Deferred income taxes	112,149	(4,462)	107,686
Total liabilities	661,409	(4,462)	656,946

Retained earnings	1,589,797	(12,395)	1,577,402
Total shareholders' equity	1,446,031	(12,395)	1,433,635
Total liabilities and shareholders' equity	$2,107,438	$(16,857)	$2,090,582

	As of December 30, 2023
Consolidated Balance Sheets	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Inventories	$296,157	$(11,527)	$284,630
Total current assets	832,214	(11,527)	820,687
Total assets	2,039,632	(11,527)	2,028,105

Deferred income taxes	118,091	(3,051)	115,040
Total liabilities	665,296	(3,051)	662,245

Retained earnings	1,516,438	(8,476)	1,507,962
Total shareholders' equity	1,374,337	(8,476)	1,365,861
Total liabilities and shareholders' equity	$2,039,632	$(11,527)	$2,028,105

	As of December 31, 2022
Consolidated Balance Sheets	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Inventories	$293,274	$(7,482)	$285,792
Total current assets	741,170	(7,482)	733,688
Total assets	1,959,150	(7,482)	1,951,668

Deferred income taxes	111,225	(1,980)	109,245
Total liabilities	657,316	(1,980)	655,336

Retained earnings	1,449,191	(5,502)	1,443,689
Total shareholders' equity	1,301,834	(5,502)	1,296,332
Total liabilities and shareholders' equity	$1,959,150	$(7,482)	$1,951,668

WEIS MARKETS, INC.

Note 12 Restatements (continued)

Consolidated Statements of Income	13 Weeks Ended
(unaudited)	September 27, 2025			September 28, 2024
(amounts in thousands,	As Previously			As Previously
except per share amounts)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Cost of sales including advertising, warehousing, distribution	$933,619	$1,809	$935,428	$895,092	$1,806	$896,898
Gross profit on sales	308,688	(1,809)	306,879	295,015	(1,806)	293,209
Income from operations	22,375	(1,809)	20,566	29,558	(1,806)	27,752
Income before provision for income taxes	24,086	(1,809)	22,277	35,785	(1,806)	33,979
Provision for income taxes	5,853	(479)	5,374	9,945	(478)	9,467
Net income	$18,233	$(1,330)	$16,903	$25,840	$(1,328)	$24,512
Basic and diluted earnings per share	$0.74	$(0.05)	$0.69	$0.96	$(0.05)	$0.91

Consolidated Statements of Income	39 Weeks Ended
(unaudited)	September 27, 2025			September 28, 2024
(amounts in thousands,	As Previously			As Previously
except per share amounts)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Cost of sales including advertising, warehousing, distribution	$2,745,325	$4,771	$2,750,096	$2,669,728	$3,991	$2,673,719
Gross profit on sales	916,554	(4,771)	911,783	889,049	(3,991)	885,058
Income from operations	77,347	(4,771)	72,576	89,409	(3,991)	85,418
Income before provision for income taxes	86,958	(4,771)	82,187	103,441	(3,991)	99,450
Provision for income taxes	21,721	(1,263)	20,458	28,178	(1,056)	27,122
Net income	$65,237	$(3,508)	$61,729	$75,263	$(2,935)	$72,328
Basic and diluted earnings per share	$2.51	$(0.13)	$2.38	$2.80	$(0.11)	$2.69

Consolidated Statements of Income	13 Weeks Ended
(unaudited)	June 28, 2025			June 29, 2024
(amounts in thousands,	As Previously			As Previously
except per share amounts)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Cost of sales including advertising, warehousing, distribution	$910,431	$1,698	$912,129	$886,695	$1,161	$887,856
Gross profit on sales	308,365	(1,698)	306,667	299,024	(1,161)	297,863
Income from operations	31,937	(1,698)	30,239	32,489	(1,161)	31,328
Income before provision for income taxes	35,068	(1,698)	33,370	36,144	(1,161)	34,983
Provision for income taxes	8,541	(449)	8,092	9,885	(307)	9,578
Net income	$26,526	$(1,249)	$25,277	$26,259	$(854)	$25,405
Basic and diluted earnings per share	$1.01	$(0.05)	$0.96	$0.98	$(0.03)	$0.95

Consolidated Statements of Income	26 Weeks Ended
(unaudited)	June 28, 2025			June 29, 2024
(amounts in thousands,	As Previously			As Previously
except per share amounts)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Cost of sales including advertising, warehousing, distribution	$1,811,706	$2,962	$1,814,668	$1,774,636	$2,185	$1,776,821
Gross profit on sales	607,866	(2,962)	604,904	594,034	(2,185)	591,849
Income from operations	54,972	(2,962)	52,010	59,852	(2,185)	57,667
Income before provision for income taxes	62,872	(2,962)	59,910	67,657	(2,185)	65,472
Provision for income taxes	15,868	(784)	15,084	18,233	(578)	17,655
Net income	$47,004	$(2,178)	$44,826	$49,424	$(1,607)	$47,817
Basic and diluted earnings per share	$1.77	$(0.08)	$1.69	$1.84	$(0.06)	$1.78

WEIS MARKETS, INC.

Note 12 Restatements (continued)

Consolidated Statements of Income	13 Weeks Ended
(unaudited)	March 29, 2025			March 30, 2024
(amounts in thousands,	As Previously			As Previously
except per share amounts)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Cost of sales including advertising, warehousing, distribution	$901,274	$1,264	$902,538	$887,194	$1,024	$888,218
Gross profit on sales	299,502	(1,264)	298,238	295,011	(1,024)	293,987
Income from operations	23,036	(1,264)	21,772	27,364	(1,024)	26,340
Income before provision for income taxes	27,804	(1,264)	26,540	31,514	(1,024)	30,490
Provision for income taxes	7,326	(335)	6,991	8,349	(271)	8,078
Net income	$20,478	$(929)	$19,549	$23,165	$(753)	$22,412
Basic and diluted earnings per share	$0.76	$(0.03)	$0.73	$0.86	$(0.03)	$0.83

	For the year ended December 28, 2024
Consolidated Statements of Income	As Previously
(amounts in thousands, except per share amounts)	Reported	Adjustment	As Restated
Cost of sales including advertising, warehousing, distribution	$3,587,651	$5,329	$3,592,980
Gross profit on sales	1,204,079	(5,329)	1,198,750
Income from operations	131,715	(5,329)	126,386
Income before provision for income taxes	150,275	(5,329)	144,946
Provision for income taxes	40,334	(1,411)	38,923
Net income	$109,941	$(3,918)	$106,024
Basic and diluted earnings per share	$4.09	$(0.15)	$3.94

	For the year ended December 30, 2023
Consolidated Statements of Income	As Previously
(amounts in thousands, except per share amounts)	Reported	Adjustment	As Restated
Cost of sales including advertising, warehousing, distribution	$3,535,009	$4,045	$3,539,054
Gross profit on sales	1,179,564	(4,045)	1,175,519
Income from operations	137,186	(4,045)	133,141
Income before provision for income taxes	146,696	(4,045)	142,651
Provision for income taxes	42,868	(1,071)	41,797
Net income	$103,828	$(2,974)	$100,854
Basic and diluted earnings per share	$3.86	$(0.11)	$3.75

	13 Weeks Ended
Consolidated Statements of Comprehensive Income	September 27, 2025			September 28, 2024
(unaudited)	As Previously			As Previously
(amounts in thousands)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$18,233	$(1,330)	$16,903	$25,840	$(1,328)	$24,512
Comprehensive income, net of tax	$19,659	$(1,330)	$18,329	$26,630	$(1,328)	$25,302

	39 Weeks Ended
Consolidated Statements of Comprehensive Income	September 27, 2025			September 28, 2024
(unaudited)	As Previously			As Previously
(amounts in thousands)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$65,237	$(3,508)	$61,729	$75,263	$(2,935)	$72,328
Comprehensive income, net of tax	$65,502	$(3,508)	$61,994	$75,827	$(2,935)	$72,892

WEIS MARKETS, INC.

Note 12 Restatements (continued)

	13 Weeks Ended
Consolidated Statements of Comprehensive Income	June 28, 2025			June 29, 2024
(unaudited)	As Previously			As Previously
(amounts in thousands)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$26,526	$(1,249)	$25,277	$26,259	$(854)	$25,405
Comprehensive income, net of tax	$25,771	$(1,249)	$24,522	$26,489	$(854)	$25,635

	26 Weeks Ended
Consolidated Statements of Comprehensive Income	June 28, 2025			June 29, 2024
(unaudited)	As Previously			As Previously
(amounts in thousands)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$47,004	$(2,178)	$44,826	$49,424	$(1,607)	$47,817
Comprehensive income, net of tax	$45,843	$(2,178)	$43,665	$49,199	$(1,607)	$47,592

	13 Weeks Ended
Consolidated Statements of Comprehensive Income	March 29, 2025			March 30, 2024
(unaudited)	As Previously			As Previously
(amounts in thousands)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$20,478	$(929)	$19,549	$23,165	$(753)	$22,412
Comprehensive income, net of tax	$20,073	$(929)	$19,144	$22,710	$(753)	$21,957

	For the year ended December 28, 2024
Consolidated Statement of Comprehensive Income	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Net income	$109,941	$(3,918)	$106,024
Comprehensive income, net of tax	$108,275	$(3,918)	$104,357

	For the year ended December 30, 2023
Consolidated Statement of Comprehensive Income	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Net income	$103,828	$(2,974)	$100,854
Comprehensive income, net of tax	$109,083	$(2,974)	$106,109

	39 Weeks Ended
Consolidated Statement of Cash Flows	September 27, 2025			September 28, 2024
(unaudited)	As Previously			As Previously
(amounts in thousands)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$65,237	$(3,508)	$61,729	$75,263	$(2,935)	$72,328
Deferred income taxes	13,783	-	13,783	(6,740)	(1,056)	(7,796)
Inventories	(14,330)	4,771	(9,559)	(8,171)	3,991	(4,180)
Income taxes	(12,530)	(1,263)	(13,793)	244	-	244
Net cash provided by operating activities	$120,612	$-	$120,612	$100,324	$-	$100,324

WEIS MARKETS, INC.

Note 12 Restatements (continued)

	26 Weeks Ended
Consolidated Statement of Cash Flows	June 28, 2025			June 29, 2024
(unaudited)	As Previously			As Previously
(amounts in thousands)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$47,004	$(2,178)	$44,826	$49,424	$(1,607)	$47,817
Deferred income taxes	(1,795)	-	(1,795)	(963)	(578)	(1,541)
Inventories	(7,564)	2,962	(4,602)	(363)	2,185	1,822
Income taxes	(2,806)	(784)	(3,590)	2,311	-	2,311
Net cash provided by operating activities	$61,417	$-	$61,417	$74,498	$-	$74,498

	13 Weeks Ended
Consolidated Statement of Cash Flows	March 29, 2025			March 30, 2024
(unaudited)	As Previously			As Previously
(amounts in thousands)	Reported	Adjustment	As Restated	Reported	Adjustment	As Restated
Net income	$20,478	$(929)	$19,549	$23,166	$(753)	$22,413
Deferred income taxes	(868)	-	(868)	(407)	(271)	(678)
Inventories	(5,264)	1,264	(4,000)	395	1,024	1,419
Income taxes	6,228	(335)	5,893	7,455	-	7,455
Net cash provided by operating activities	$4,856	$-	$4,856	$34,239	$-	$34,239

	For the year ended December 28, 2024
Consolidated Statement of Cash Flows	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Net income	$109,941	$(3,918)	$106,024
Deferred income taxes	(5,344)	(1,411)	(6,755)
Inventories	(12,637)	5,329	(7,308)
Net cash provided by operating activities	$187,467	$-	$187,467

	For the year ended December 30, 2023
Consolidated Statement of Cash Flows	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Net income	$103,828	$(2,974)	$100,854
Deferred income taxes	4,955	(1,071)	3,884
Inventories	(2,883)	4,045	1,162
Net cash provided by operating activities	$201,602	$-	$201,602

	For the year ended December 31, 2022
Consolidated Statement of Cash Flows	As Previously
(amounts in thousands)	Reported	Adjustment	As Restated
Net income	$125,196	$(5,502)	$119,694
Deferred income taxes	(852)	(1,980)	(2,832)
Inventories	(23,687)	7,482	(16,205)
Net cash provided by operating activities	$218,024	$-	$218,024

WEIS MARKETS, INC.

Note 13    Related Party Share Purchase Agreement Transaction

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

The 2,153,846 shares in the Transaction represented 8% of the 26,898,443 shares outstanding of the Company’s Common Stock as of June 6, 2025. As of December 27, 2025, there are 24,744,597 shares outstanding. For per share disclosures, a weighted-average shares outstanding calculation is used for the applicable reporting period.

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

Note 14    Fair Value Information

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

Note 15    Commitments and Contingencies

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

WEIS MARKETS, INC.

Note 16    Long-Term Debt

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of December 27, 2025, the availability under the revolving credit agreement was $19.9 million with $10.1 million of letters of credit outstanding. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $43 thousand, $45 thousand and $41 thousand for 2025, 2024 and 2023, respectively.

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Weis Markets, Inc. and its subsidiaries (the Company) as of December 27, 2025 and December 28, 2024, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the 52 week period ended December 27, 2025, the 52 week period ended December 28, 2024 and the 52 week period ended December 30, 2023, and the related notes to the consolidated financial statements and schedule (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 27, 2025 and December 28, 2024, and the results of its operations and its cash flows for the 52 week period ended December 27, 2025, the 52 week period ended December 28, 2024 and the 52 week period ended December 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 12, 2026 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Emphasis of Matter

As discussed in Note 12 to the consolidated financial statements, the 2024 and 2023 consolidated financial statements have been restated to correct a misstatement.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

WEIS MARKETS, INC.

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

Restatement of previously issued financial statements

As described in Note 12 to the consolidated financial statements, the Company became aware of errors related to the overstatement of inventory and the understatement of cost of goods sold at a single meat product manufacturing plant. The errors accumulated over multiple fiscal periods, impacting previously reported interim and annual periods. As a result, the Company restated its previously issued financial statements.

We identified the restatement of the prior period financial statements as a critical audit matter because of the significant audit effort necessary to evaluate the sufficiency of the Company’s analysis and to evaluate the multi-period impact of the misstatements on the historical financial information of the Company. The audit effort involved the use of professionals with specialized skills and knowledge to assist in the evaluation of the restatement process.

Our audit procedures related to the Company’s restatement of previously issued financial statements include the following, among others:

●	We obtained an understanding of the circumstances that led to the inventory quantity errors at the meat product manufacturing plant, inclusive of the Company’s evaluation of the matter.

●	We observed a full physical inventory count conducted by management at the meat product manufacturing plant and performed independent counts on a test basis.

●	We tested management’s rollback of inventory activity from the full physical inventory count to the fiscal reporting periods presented by selecting a sample of inventory receipts and shipments and agreeing dates and quantities to supporting documentation.

●	We tested management’s computation for restating historical reporting periods, inclusive of the adjustments to inventory, cost of goods sold and income taxes.

/s/ RSM US LLP

We have served as the Company's auditor since 2016.

Philadelphia, Pennsylvania

March 12, 2026

WEIS MARKETS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Weis Markets, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Weis Markets, Inc.'s (the Company) internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 27, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 27, 2025 and December 28, 2024, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the 52 week period ended December 27, 2025, December 28, 2024, December 30, 2023, and the related notes to the consolidated financial statements and the financial statement schedule listed in the accompanying index, and our report dated March 12, 2026 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. There were deficiencies in the design and operation of controls for certain inventory amounts that resulted in an overstatement of inventory as of December 27, 2025 and in the Company’s previously issued financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 financial statements, and this report does not affect our report dated March 12, 2026 on those financial statements.

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

WEIS MARKETS, INC.

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

March 12, 2026

WEIS MARKETS, INC.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure:

None.

Item 9a.   Controls and Procedures:

Management’s Report on Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures were not effective. This conclusion results from the identification of a material weakness in internal control over financial reporting, which indicates that the Company’s controls did not operate effectively to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized, and reported within the time periods specified by SEC rules and forms, or that such information was appropriately accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to support timely decisions regarding required disclosures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that there was a material weakness in internal controls due to the incorrect recording of certain overstated inventory amounts and that our internal controls over financial reporting were not designed to prevent or detect a material error as of December 27, 2025. The material weakness resulted in an overstatement of inventory in our previously issued financial statements. The impact of those errors has been corrected and presented in Note 12. Subsequent to the year ended December 27, 2025, the Company engaged outside legal counsel to conduct a separate investigation and report findings to the Audit Committee. A detailed analysis was completed by management to determine the impact of the overstated inventory.  The Company also implemented management review controls over the completeness, accuracy and reasonableness of the inventory results and remedial actions are currently being taken in our testing and evaluation of the design and operating effectiveness of these internal controls. Planned actions include strengthened documentation and record retention controls, enhanced supervisory and accounting review procedures, revised inventory count and reconciliation protocols, improved monitoring and exception reporting mechanisms, and reinforced segregation of duties.

RSM US LLP, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on the Company’s internal control over financial reporting as of December 27, 2025. The report can be found in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Except as noted in the preceding paragraphs, there were no changes in the Company’s internal control over financial reporting during the fiscal year ended December 27, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

Item 9b.   Other Information:

During the three months ended December 27, 2025, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections:

None.

WEIS MARKETS, INC.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance:

In addition to the information reported in Part I of this Form 10-K under the caption “Information about our Executive Officers,” “Election of Directors,” “Board Committees and Meeting Attendance, Audit Committee,” “Corporate Governance Matters,” “Compensation Tables” and “Stock Ownership” of the 2026 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

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

Item 11.   Executive Compensation:

“Board Committees and Meeting Attendance, Compensation Committee,” “Executive Compensation, Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables” and “Other Information Concerning the Board of Directors, Compensation Committee Interlocks and Insider Participation” of the 2026 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

The Company did not grant stock options or stock appreciation rights to its employees during Fiscal 2025 and does not anticipate that it will use stock options or stock appreciation rights as part of its compensation program going forward. The Company does not have any program, plan, or practice to time annual or ad hoc grants of equity-based awards in coordination with the release of material non-public information or otherwise, and does not grant stock options or stock appreciation rights during periods in which there is material nonpublic information about the Company, including at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters:

“Stock Ownership” of the 2026 Weis Markets, Inc. definitive proxy statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence:

“Other Information Concerning the Board of Directors, Review and Approval of Related Party Transactions” and “Independence of Directors” of the 2026 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services:

“Ratification Of Appointment Of Independent Registered Public Accounting Firm” of the 2026 Weis Markets, Inc. definitive proxy statement are incorporated herein by reference.

WEIS MARKETS, INC.

PART IV

Item 15.   Exhibits, Financial Statement Schedules:

(a)(1)- The Company’s 2025 Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are included in Item 8 of Part II.

(a)(2)- Financial statement schedules required to be filed by Item 8 of this form, and by Item 15(c)(3) below:

Schedule II - Valuation and Qualifying Accounts, page 63 of this Annual Report on Form 10-K

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

Executive Employment Agreement between the Company and Jonathan H Weis, Chairman, President and Chief Executive Officer, signed on March 22, 2023 effective January 1, 2023 and continuing thereafter through December 31, 2025, filed as Exhibit 10.1 to Form 8-K March 24, 2023 and incorporated herein by reference. *

10-K

Share Purchase Agreement, dated June 6, 2025, by and among Weis Markets, Inc., The Patricia R. Weis Marital Trust, and The Patricia G. Ross Weis Revocable Trust (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2025).

10-L	Weis Markets, Inc. Chief Executive Officer Incentive Award Plan effective January 1, 2023 filed as Exhibit 10.2 to Form 8-K March 24, 2023 and incorporated herein by reference.*
10-M

Executive Employment Agreement between the Company and Jonathan H Weis, Chairman, President and Chief Executive Officer, signed on February 5, 2026 effective January 1, 2026 and continuing thereafter through December 31, 2028, filed as Exhibit 10.1 to Form 8-K February 10, 2026 and incorporated herein by reference.*

10-N	Weis Markets, Inc. Chief Executive Officer Incentive Award Plan effective January 1, 2026 filed as Exhibit 10.2 to Form 8-K February 10, 2026 and incorporated herein by reference.*
19	Weis Markets, Inc. Securities Trading Policy, filed as Exhibit 19 in the Annual Report on Form 10-K for the fiscal year ended December 28, 2024 and incorporated herein by reference.
21	Subsidiaries of the Registrant, filed with this Annual Report on Form 10-K
31.1	Rule 13a-14(a) Certification - CEO, filed with this Annual Report on Form 10-K
31.2	Rule 13a-14(a) Certification - CFO, filed with this Annual Report on Form 10-K
32	Certification Pursuant to 18 U.S.C. Section 1350, filed with this Annual Report on Form 10-K
97	Policy Relating to Recovery of Erroneously Awarded Compensation, filed as Exhibit 97 in the Annual report on Form 10-K for the fiscal year ended December 30, 2023 and incorporated herein by reference.
101

The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Management contract or compensatory plan arrangement.

WEIS MARKETS, INC.

Item 15.   Exhibits, Financial Statement Schedules: (continued)

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

WEIS MARKETS, INC.

Item 15(c)(3).   Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts:

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

WEIS MARKETS, INC.

(amounts in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Accounts	Deductions	End of
Description	of Period	Expenses	Describe	Describe (1)	Period
Fiscal Year ended December 27, 2025:
Deducted from asset accounts:
Allowance for uncollectible accounts	$3,389	$2,598	$—	$2,798	$3,189

Fiscal Year ended December 28, 2024:
Deducted from asset accounts:
Allowance for uncollectible accounts	$2,041	$2,231	$—	$883	$3,389

Fiscal Year ended December 30, 2023:
Deducted from asset accounts:
Allowance for uncollectible accounts	$4,577	$73	$—	$2,609	$2,041
(1)	Deductions are uncollectible accounts written off, net of recoveries.

Item 16.   Form 10-K Summary:

None.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	3/12/2026	/S/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date	3/12/2026	/S/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
and Director
(Principal Executive Officer)

Date	3/12/2026	/S/ Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)

Date	3/12/2026	/S/ Harold G. Graber
Harold G. Graber
Director

Date	3/12/2026	/S/ Dennis G. Hatchell
Dennis G. Hatchell
Director

Date	3/12/2026	/S/ Edward J. Lauth III
Edward J. Lauth III
Director

Date	3/12/2026	/S/ Gerrald B. Silverman
Gerrald B. Silverman
Director

Date	3/12/2026	/S/ Jeanette R. Rogers
Jeanette R. Rogers
Vice President, Corporate Controller
(Principal Accounting Officer)