Form 10-Q
period 2026-03-28
WEIS MARKETS INC
filed 2026-05-07
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

or

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

As of May 7, 2026, there were 24,744,597 shares outstanding of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	March 28, 2026	December 27, 2025
Assets
Current:
Cash and cash equivalents	$97,718	$117,091
Marketable securities	101,123	97,091
SERP investment	32,058	33,391
Accounts receivable, net	98,183	95,416
Inventories	298,680	287,532
Federal income taxes recoverable	1,250	6,094
State income taxes recoverable	—	530
Prepaid expenses and other current assets	45,566	44,090
Total current assets	674,578	681,235
Property and equipment, net	1,095,146	1,089,945
Operating lease right-to-use	166,712	165,070
Goodwill	65,691	65,691
Intangible and other assets, net	24,741	25,418
Total assets	$2,026,868	$2,027,359

Liabilities
Current:
Accounts payable	$237,467	$237,371
Accrued expenses	25,661	41,458
Operating leases	39,673	39,640
Accrued self-insurance	16,307	20,186
Deferred revenue, net	10,761	14,072
State income taxes payable	688	—
Total current liabilities	330,557	352,727
Postretirement benefit obligations	32,278	33,391
Accrued self-insurance	25,138	25,147
Operating leases	134,100	132,454
Deferred income taxes	129,583	126,850
Other	4,628	4,880
Total liabilities	656,284	675,449
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 24,744,597 shares outstanding	9,949	9,949
Retained earnings	1,655,414	1,635,974
Accumulated other comprehensive income (loss) (Net of deferred taxes of $893 in 2026 and $626 in 2025)	(2,522)	(1,756)
	1,662,841	1,644,167
Treasury stock at cost, 8,303,210 shares	(292,257)	(292,257)
Total shareholders’ equity	1,370,584	1,351,910
Total liabilities and shareholders’ equity	$2,026,868	$2,027,359

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended
(amounts in thousands, except shares and per share amounts)	March 28, 2026	March 29, 2025
Net sales	$1,251,718	$1,196,805
Other revenue	4,194	3,971
Total revenue	1,255,912	1,200,776
Cost of sales, including advertising, warehousing and distribution expenses	925,665	902,538
Gross profit on sales	330,247	298,238
Operating, general and administrative expenses	294,545	276,466
Income from operations	35,702	21,772
Investment income (loss) and interest expense	462	4,411
Other income (expense)	1,212	357
Income before provision for income taxes	37,376	26,540
Provision for income taxes	9,523	6,991
Net income	$27,853	$19,549

Weighted-average shares outstanding, basic and diluted	24,744,597	26,898,443
Cash dividends per share	$0.34	$0.34
Basic and diluted earnings per share	$1.13	$0.73

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Net income	$27,853	$19,549
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $267 in 2026 and $132 in 2025)	(766)	(405)
Other comprehensive income gain (loss), net of tax	(766)	(405)
Comprehensive income, net of tax	$27,087	$19,144

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
March 28, 2026 and March 29, 2025	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 27, 2025	33,047,807	$9,949	$1,635,974	$(1,756)	8,303,210	$(292,257)	$1,351,910
Net income	—	—	27,853	—	—	—	27,853
Other comprehensive income (loss), net of tax	—	—	—	(766)	—	—	(766)
Dividends paid	—	—	(8,413)	—	—	—	(8,413)
Balance at March 28, 2026	33,047,807	$9,949	$1,655,414	$(2,522)	8,303,210	$(292,257)	$1,370,584

Balance at December 28, 2024	33,047,807	$9,949	$1,577,402	$(2,859)	6,149,364	$(150,857)	$1,433,635
Net income	—	—	19,549	—	—	—	19,549
Other comprehensive income (loss), net of tax	—	—	—	(405)	—	—	(405)
Dividends paid	—	—	(9,145)	—	—	—	(9,145)
Balance at March 29, 2025	33,047,807	$9,949	$1,587,805	$(3,264)	6,149,364	$(150,857)	$1,443,633

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	13 Weeks Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Cash flows from operating activities:
Net income	$27,853	$19,549
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	31,456	29,623
(Gain) loss on disposition of fixed assets	82	264
Unrealized (gain) loss in value of equity securities	—	(1,066)
Deferred income taxes	3,000	(868)
Unrealized (gain) loss in SERP	1,284	1,199
Changes in operating assets and liabilities:
Inventories	(11,148)	(4,000)
Accounts receivable and prepaid expenses	(4,243)	(2,016)
Accounts payable and other liabilities	(24,229)	(43,074)
Income taxes	6,062	5,893
Other	131	(648)
Net cash provided by operating activities	30,248	4,856
Cash flows from investing activities:
Purchase of property and equipment	(39,323)	(33,180)
Proceeds from the sale of property and equipment	3,247	74
Purchase of marketable securities	(11,087)	(14,610)
Proceeds from the sale and maturities of marketable securities	5,906	36,924
Acquisition of business	—	(7,468)
Change in SERP investment	49	157
Net cash used in investing activities	(41,208)	(18,103)
Cash flows from financing activities:
Dividends paid	(8,413)	(9,145)
Net cash used in financing activities	(8,413)	(9,145)
Net increase (decrease) in cash and cash equivalents	(19,373)	(22,392)
Cash and cash equivalents at beginning of year	117,091	190,323
Cash and cash equivalents at end of period	$97,718	$167,931

See accompanying notes to Condensed Consolidated Financial Statements. In the first thirteen weeks of 2026, there was $461 thousand cash paid for income taxes compared to $2.0 million in 2025 for the same period. Cash paid for interest related to long-term debt was $13 thousand and $10 thousand in the first thirteen weeks of 2026 and 2025, respectively.

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

(2) Current Relevant Accounting Standards

The Company regularly monitors recently issued accounting standards and assesses their applicability and future impact. The Company believes there are three accounting standard updates (ASU) that will have an impact on the Company’s disclosures.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The new guidance is effective for annual reporting periods after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides guidance on the form and content of interim financial statements, adds a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for interim reporting periods in fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s consolidated financial statements and disclosures.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

For Level 2 investment valuation, the Company utilizes standard pricing procedures of its investment advisory firm(s) which include various third-party pricing services. These procedures also require specific price monitoring practices as well as pricing review reports, valuation oversight and pricing challenge procedures to maintain the most accurate representation of investment fair market value.

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Unrealized gains and losses on debt securities are recognized in “Accumulated other comprehensive income (loss)” on the Company’s Condensed Consolidated Balance Sheets. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. In the thirteen weeks ended March 28, 2026, the Company recognized investment income of $1.7 million. In the thirteen weeks ended March 29, 2025, the Company recognized investment income of $4.8 million, which included an unrealized gain in equity securities of $1.1 million. As of March 28, 2026, the Company held no equity securities and the marketable securities portfolio consisting of high grade corporate and municipal bonds and commercial paper totaled $101.1 million.

Marketable securities, as of March 28, 2026 and December 27, 2025, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
March 28, 2026	Cost Basis	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 2
Corporate and municipal bonds	$94,651	$1,855	$(5,328)	$91,178
Commercial paper	9,887	58	—	9,945
Total	$104,538	$1,913	$(5,328)	$101,123

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 27, 2025	Cost Basis	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 2
Corporate and municipal bonds	$94,527	$2,105	$(4,519)	92,113
Commercial paper	4,946	32	—	4,978
Total	$99,473	$2,137	$(4,519)	$97,091

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Maturities of marketable securities classified as available-for-sale at March 28, 2026, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost Basis	Value
Available-for-sale:
Due within one year	$14,045	$14,071
Due after one year through five years	30,007	28,870
Due after five years through ten years	8,454	8,234
Due after ten years	52,032	49,948
Total	$104,538	$101,123

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan (SERP) for certain of its employees which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments are reported on the Company’s Condensed Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment losses of $1.2 million and $357 thousand in the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively. The changes in the underlying liability to the employees are recorded in “Other income (expense).”

(4) Accumulated Other Comprehensive Income (Loss)

All balances in accumulated other comprehensive loss are related to available-for-sale marketable debt securities. The following table sets forth the balance of the Company’s accumulated other comprehensive loss, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Securities
Accumulated other comprehensive income (loss) balance as of December 27, 2025	$(1,756)
Other comprehensive income (loss)	(766)
Net current period other comprehensive income (loss)	(766)
Accumulated other comprehensive income (loss) balance as of March 28, 2026	$(2,522)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was last amended on September 29, 2023, and matures on October 1, 2027. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of March 28, 2026, the availability under the Credit Agreement was $23.1 million, net of $6.9 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $13 thousand and $10 thousand in the thirteen weeks ended March 28, 2026, and March 29, 2025, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(6) Revenue Recognition

The following table represents net sales by product category and other revenue for the thirteen weeks ended March 28, 2026, and March 29, 2025:

	13 Weeks Ended
(amounts in thousands)	March 28, 2026		March 29, 2025
Grocery	$1,016,599	81.2%	$993,095	83.0%
Pharmacy	165,039	13.2	148,091	12.3
Fuel	67,832	5.4	53,495	4.5
Manufacturing	2,248	0.2	2,124	0.2
Total net sales	1,251,718	100.0%	1,196,805	100.0%
Other revenue	4,194		3,971
Total revenue	$1,255,912		$1,200,776

(7) Segment Reporting

The Company manages the business activities on a consolidated basis and has one operating segment: retail. The Company derives all its revenue from sales within Pennsylvania and six surrounding states. The Company’s retail segment derives revenues from customers through the retail sale of a range of products including grocery, pharmacy and fuel from company operated supermarkets. See Note 6 for the disaggregation of revenue by product category. The accounting policies of the Company’s single segment are the same as those described in the Company’s Significant Accounting Policies.

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

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the retail segment’s revenue, significant segment expenses, and segment operating and net income for the thirteen weeks ended March 28, 2026 and March 29, 2025:

	13 Weeks Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Net sales	$1,251,718	$1,196,805
Other revenue (1)	4,194	3,971
Total revenue	1,255,912	1,200,776
Less:
Cost of sales - stores	902,749	880,601
Labor - stores	115,712	108,807
Depreciation and amortization - stores (2)	24,665	23,225
Occupancy - stores	22,107	22,388
All other expense - stores (3)	87,559	80,065
Administration, manufacturing, and property management expense	38,804	34,021
Distribution and transportation	28,614	29,897
Income from operations	35,702	21,772
Other income (expense) (4)	1,212	357
Investment income (loss) and interest expense	462	4,411
Provision for income taxes	9,523	6,991
Net income	$27,853	$19,549
(1)	Other revenue represents commission income earned from a variety of services such as lottery, money orders, third party gift cards, and third party bill pay services.
(2)	Segment depreciation and amortization expense, for stores and non-stores, was $31.5 million and $29.6 million for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively. Segment additions of long-lived assets was $39.3 million and $36.0 million (includes $2.8 million in assets from acquisition of business) for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively.
(3)	All other expense consists of all other store controllable and fixed expenses, such as financial services fees, utilities, and outside services.
(4)	Other income (expenses) consists of gains (losses) on SERP liability.

(8) Leases

As of March 28, 2026, the Company leased approximately 46% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen weeks ended March 28, 2026 and March 29, 2025.

	13 Weeks Ended
(amounts in thousands)	March 28, 2026	March 29, 2025
Operating lease cost	$11,663	$11,615
Variable lease cost	2,749	2,686
Lease or sublease income	(3,025)	(2,779)
Net lease cost	$11,387	$11,522

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of Weis Markets, Inc.’s (the “Company”) financial condition and results of operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and related notes included in Item 1 of this Quarterly Report on Form 10-Q, the Company’s audited Consolidated Financial Statements and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2025, filed with the U.S. Securities and Exchange Commission, as well as the cautionary statement captioned "Forward-Looking Statements" immediately following this analysis.

Company Summary

Weis Markets is a conventional supermarket chain that currently operates 201 retail stores with over 22 thousand employees located in Pennsylvania and six surrounding states: Delaware, Maryland, New Jersey, New York, Virginia and West Virginia. Approximately 94% of Weis Markets employees are paid an hourly wage. Its products sold include groceries, dairy products, frozen foods, meats, seafood, fresh produce, floral, pharmacy services at certain locations, deli products, prepared foods, bakery products, beer and wine, fuel, and general merchandise items, such as health and beauty care and household products. The store product selection includes national, local and private brands and the Company promotes competitive pricing by using Low, Low Prices; Price Locks; Weekly Hot Buys; senior and military discounts; and Loyalty Rewards program. The Loyalty Rewards program includes reward points that may be redeemed for discounts on items in store, at one of the Company’s fuel stations or one of its third-party fuel station partners.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to fluctuations caused by declining government benefits, pharmacy sales growth, and inflationary trends in the food retail industry, management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended March 28, 2026, and March 29, 2025, as well as periods ended March 29, 2025, and March 30, 2024, respectively. Comparable store sales increased 2.1 percent on an individual year-over-year basis and increased 3.0 percent on a two-year stacked basis for the thirteen weeks ended March 28, 2026.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Percentage Change
	13 Weeks Ended
March 28, 2026	2026 vs. 2025	2025 vs. 2024
Comparable store sales, excluding fuel (individual year)	1.2%	1.0%
Comparable store sales, excluding fuel (two-year stacked)	2.2
Comparable store sales (individual year)	2.1	0.9%
Comparable store sales (two-year stacked)	3.0

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

Results of Operations

Analysis of Consolidated Statements of Income

			Percentage Change
	13 Weeks Ended		13 Weeks Ended
(amounts in thousands, except per share amounts)	March 28, 2026	March 29, 2025	2026 vs. 2025
Net sales	$1,251,718	$1,196,805	4.6%
Other revenue	4,194	3,971	5.6
Total revenue	1,255,912	1,200,776	4.6
Cost of sales, including advertising, warehousing and distribution expenses	925,665	902,538	2.6
Gross profit on sales	330,247	298,238	10.7
Gross profit margin	26.4%	24.9%
Operating, general and administrative expenses	294,545	276,466	6.5
O, G & A, percent of net sales	23.5%	23.1%
Income from operations	35,702	21,772	64.0
Operating margin	2.9%	1.8%
Investment income (loss) and interest expense	462	4,411	(89.5)
Investment income (loss) and interest expense, percent of net sales	0.0%	0.4%
Other income (expense)	1,212	357	239.5
Other income (expense), percent of net sales	0.1%	0.0%
Income before provision for income taxes	37,376	26,540	40.8
Income before provision for income taxes, percent of net sales	3.0%	2.2%
Provision for income taxes	9,523	6,991	36.2
Effective income tax rate	25.5%	26.3%
Net income	$27,853	$19,549	42.5%
Net income, percent of net sales	2.2%	1.6%
Basic and diluted earnings per share	$1.13	$0.73	54.8%

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Net Sales

Individual Year-Over-Year Analysis of Sales

Percentage Change
2026 vs. 2025
March 28, 2026	13 Weeks Ended
Net sales, excluding fuel	3.5%
Net sales	4.6
Comparable store sales, excluding fuel (individual year)	1.2
Comparable store sales (individual year)	2.1%

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

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.5% and 1.0% for the thirteen week periods ended March 28, 2026 and March 29, 2025, respectively. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States decreased 2.0% or $0.07 per gallon in the thirteen weeks ended March 28, 2026, compared to the same period in 2025. Although the U.S. Bureau of Labor Statistics’ and the U.S. Department of Energy indices may be reflective of broader trends, they will not necessarily be indicative of the Company’s actual results.

Total net sales increased 4.6% to $1.3 billion for the thirteen weeks ended March 28, 2026, from $1.2 billion for the thirteen weeks ended March 29, 2025. The increase in total net sales includes retail price inflation in grocery, pharmacy and fresh product categories. Comparable store sales for the thirteen weeks ended March 28, 2026, compared to the same period in 2025 increased 2.1% including fuel and 1.2% excluding fuel.

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

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of vendor discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations.

Gross profit on sales increased 10.7% for the thirteen weeks ended March 28, 2026, compared to the same period in 2025. Gross profit margin increased 1.5% for the thirteen weeks ended March 28, 2026 when compared to the same period in 2025.

Non-cash LIFO inventory valuation adjustments represent expense of $282 thousand in the first thirteen weeks of 2026 compared to income of $77 thousand in the same period in 2025. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary trends in the food retail industry.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 58.3% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased 0.1% in the thirteen week period ended March 28, 2026 when compared to the same period in 2025.

Depreciation and amortization expense charged to “Operating, general and administrative expenses” was $28.5 million, or 2.3% of net sales during the thirteen weeks ended March 28, 2026 compared to $26.7 million, or 2.2% of net sales during the thirteen weeks ended March 29, 2025. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
March 28, 2026	(Decrease)	as a % of sales
Employee expenses	$10,219	0.2%
Outside services and repairs	4,087	0.1
Utilities expense	3,265	0.2
Other expenses	508	(0.1)

Overall, the operating, general and administrative expenses as a percent of sales presented for the thirteen weeks ended March 28, 2026, increased in comparison with the 2025 percent of sales. For the thirteen weeks ended March 28, 2026, the increases related to employee expenses (higher wages), outside services and repairs (higher IT expenses, third party services and professional fees related to the restatements referenced in Note 12 on the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 27, 2025), and utilities expense (higher electricity costs).

Provision for Income Taxes

The effective income tax rate was 25.5% and 26.3% for the thirteen weeks ended March 28, 2026 and March 29, 2025, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes and limitation on executive compensation.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and last amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of March 28, 2026, the availability under the Credit Agreement was $23.1 million, net of $6.9 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade corporate and municipal bonds with maturity dates between one and thirty years and commercial paper. The portfolio totaled $101.1 million as of March 28, 2026. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

The Company’s capital expenditure program includes the construction of new stores, the expansion and remodeling of existing units, the acquisition of sites for future expansion, new technology purchases and the continued upgrade of the Company’s distribution facilities and transportation fleet. The Company continues to reinvest and anticipates funding the long-term capital expenditure program, the acquisition of retail stores, the construction of additional distribution facilities, repurchases of common stock, and cash dividends on common stock through its cash and cash equivalents, marketable securities, cash flows from operating activities, and the revolving Credit Agreement.

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares, and no repurchases were made during the quarter ended March 28, 2026.

Quarterly Cash Dividends

At its regular meeting held in April, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on May 26, 2026, to shareholders of record on May 11, 2026. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Cash Flow Information

	13 Weeks Ended
(amounts in thousands)	March 28, 2026	March 29, 2025	2026 vs. 2025
Net cash provided by (used in):
Operating activities	$30,248	$4,856	$25,392
Investing activities	(41,208)	(18,103)	(23,105)
Financing activities	(8,413)	(9,145)	732

Operating

Cash flows from operating activities increased $25.4 million in the first thirteen weeks of 2026 compared to the first thirteen weeks of 2025. The increase in cash flow from operating activities is primarily due to increased net income and decreased liabilities, net of increased inventories due to the Easter holiday occurring earlier in April this year when compared to the same period in 2025.

Investing

The decrease in cash flow from investing activities is primarily due to decreased sales of marketable securities in the first thirteen weeks of 2026, when compared to the same period in 2025.

Financing

The Company paid dividends of $8.4 million and $9.1 million in the first thirteen weeks of 2026 and 2025, respectively.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Accounting Policies and Estimates

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its operating results and financial position, and the Company applies those accounting policies in a consistent manner. The Significant Accounting Policies are summarized in Note 1 to the Consolidated Financial Statements included in the 2025 Annual Report on Form 10-K. There have been no changes to the Significant Accounting Policies since the Company filed its Annual Report on Form 10-K for the fiscal year ended December 27, 2025.

Forward-Looking Statements

In addition to historical information, this Form 10-Q report may contain forward-looking statements, which are included pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. For example, risks and uncertainties can arise with changes in: general economic conditions, including their impact on capital expenditures; tariffs and trade policies; business conditions and trends in the retail industry; the regulatory environment; rapidly changing technology, including cybersecurity and data privacy risks, and competitive factors, including increased competition with regional and national retailers; and price pressures; further expenditures related to restatement of our financial statements; and the results of any shareholder actions associated with the restatements referenced in Note 12 on the Company’s Annual Report on Form 10-K filed for the fiscal year ended December 27, 2025. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect Management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the risk factors described in other documents the Company files periodically with the Securities and Exchange Commission.

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended March 28, 2026. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 27, 2025, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 27, 2025, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended March 28, 2026. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the periods covered through March 28, 2026 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025, the Chief Executive Officer and Chief Financial Officer made the same conclusion that the Company’s disclosure controls and procedures were not effective for the periods covered through December 27, 2025.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9a Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025, management concluded that there was a material weakness in internal controls due to the incorrect recording of certain overstated inventory amounts and that our internal controls over financial reporting were not designed to prevent or detect a material error as of December 27, 2025. The material weakness resulted in an overstatement of inventory in our previously issued financial statements. The impact of those errors has been corrected and presented in Note 12 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. Subsequent to the year ended December 27, 2025, the Company engaged outside legal counsel to conduct a separate investigation and report findings to the Audit Committee. A detailed analysis was completed by management to determine the impact of the overstated inventory.  The Company is currently executing its remediation plan and has implemented management review controls over the completeness, accuracy and reasonableness of the inventory results and remedial actions are currently being taken in our testing and evaluation of the design and operating effectiveness of these internal controls. Planned actions include strengthened documentation and record retention controls, enhanced supervisory and accounting review procedures, revised inventory count and reconciliation protocols, improved monitoring and exception reporting mechanisms, and reinforced segregation of duties.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

ITEM 4. CONTROLS AND PROCEDURES

(continued)

Except as noted in the preceding paragraphs, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 28, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended March 28, 2026, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits

Exhibit 10.1 Executive Employment Agreement between the Company and Jonathan H Weis, Chairman, President and Chief Executive Officer, signed on February 5, 2026 effective January 1, 2026 and continuing thereafter through December 31, 2028, filed as Exhibit 10.1 to Form 8-K February 10, 2026 and incorporated herein by reference.*

Exhibit 10.2 Weis Markets, Inc. Chief Executive Officer Incentive Award Plan effective January 1, 2026 filed as Exhibit 10.2 to Form 8-K February 10, 2026 and incorporated herein by reference.*
Exhibit 31.1 Rule 13a-14(a) Certification - CEO
Exhibit 31.2 Rule 13a-14(a) Certification - CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan arrangement.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	5/7/2026	/S/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	5/7/2026	/S/ Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)