Form 10-Q
period 2026-06-27
WEIS MARKETS INC
filed 2026-08-06
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

or

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

As of August 6, 2026, there were 24,744,597 shares outstanding of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	June 27, 2026	December 27, 2025
Assets
Current:
Cash and cash equivalents	$103,529	$117,091
Marketable securities	104,528	97,091
SERP investment	35,584	33,391
Accounts receivable, net	91,962	95,416
Inventories	296,899	287,532
Income taxes recoverable	1,548	6,624
Prepaid expenses and other current assets	43,737	44,090
Total current assets	677,787	681,235
Property and equipment, net	1,111,821	1,089,945
Operating lease right-to-use	163,733	165,070
Goodwill	65,691	65,691
Intangible and other assets, net	25,355	25,418
Total assets	$2,044,387	$2,027,359

Liabilities
Current:
Accounts payable	$237,433	$237,371
Accrued expenses	30,091	41,458
Operating leases	39,946	39,640
Accrued self-insurance	15,785	20,186
Deferred revenue, net	10,279	14,072
Total current liabilities	333,534	352,727
Postretirement benefit obligations	35,583	33,391
Accrued self-insurance	25,131	25,147
Operating leases	130,442	132,454
Deferred income taxes	126,618	126,850
Other	6,876	4,880
Total liabilities	658,184	675,449
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 24,744,597 shares outstanding	9,949	9,949
Retained earnings	1,669,857	1,635,974
Accumulated other comprehensive income (loss) (Net of deferred taxes of $475 in 2026 and $626 in 2025)	(1,346)	(1,756)
	1,678,460	1,644,167
Treasury stock at cost, 8,303,210 shares	(292,257)	(292,257)
Total shareholders’ equity	1,386,203	1,351,910
Total liabilities and shareholders’ equity	$2,044,387	$2,027,359

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands, except shares and per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$1,270,858	$1,214,479	$2,522,576	$2,411,284
Other revenue	4,450	4,317	8,644	8,288
Total revenue	1,275,308	1,218,796	2,531,220	2,419,572
Cost of sales, including advertising, warehousing and distribution expenses	946,907	912,129	1,872,572	1,814,668
Gross profit on sales	328,401	306,667	658,648	604,904
Operating, general and administrative expenses	299,294	276,428	593,839	552,894
Income from operations	29,107	30,239	64,809	52,010
Investment income (loss) and interest expense	4,830	5,294	5,292	9,705
Other income (expense)	(3,280)	(2,163)	(2,068)	(1,805)
Income before provision for income taxes	30,657	33,370	68,033	59,910
Provision for income taxes	7,801	8,092	17,324	15,084
Net income	$22,856	$25,277	$50,709	$44,826

Weighted-average shares outstanding, basic and diluted	24,744,597	26,354,064	24,744,597	26,626,254
Cash dividends per share	$0.34	$0.34	$0.68	$0.68
Basic and diluted earnings per share	$0.92	$0.96	$2.05	$1.69

See accompanying notes to Condensed Consolidated Financial Statements. The weighted average shares reflects the change in the number of shares outstanding after the purchase of 2,153,846 shares on June 6, 2025 referenced in Note 13 of the 2025 Annual Report filed on Form 10-K.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net income	$22,856	$25,277	$50,709	$44,826
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $418 and $269 for the thirteen weeks and $151 and $401 for the twenty-six weeks in 2026 and 2025, respectively)	1,176	(756)	410	(1,161)
Other comprehensive income gain (loss), net of tax	1,176	(756)	410	(1,161)
Comprehensive income, net of tax	$24,032	$24,522	$51,119	$43,665

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
June 27, 2026 and June 28, 2025	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at March 28, 2026	33,047,807	$9,949	$1,655,414	$(2,522)	8,303,210	$(292,257)	$1,370,584
Net income	—	—	22,856	—	—	—	22,856
Other comprehensive income (loss), net of tax	—	—	—	1,176	—	—	1,176
Dividends paid	—	—	(8,413)	—	—	—	(8,413)
Balance at June 27, 2026	33,047,807	$9,949	$1,669,857	$(1,346)	8,303,210	$(292,257)	$1,386,203

Balance at March 29, 2025	33,047,807	$9,949	$1,587,805	$(3,264)	6,149,364	$(150,857)	$1,443,633
Net income	—	—	25,277	—	—	—	25,277
Other comprehensive income (loss), net of tax	—	—	-	(756)	—	—	(756)
Dividends paid	—	—	(9,146)	—	—	—	(9,146)
Share purchase	—	—	—	—	2,153,846	(141,400)	(141,400)
Balance at June 28, 2025	33,047,807	$9,949	$1,603,937	$(4,020)	8,303,210	$(292,257)	$1,317,609

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Twenty-Six Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
June 27, 2026 and June 28, 2025	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 27, 2025	33,047,807	$9,949	$1,635,974	$(1,756)	8,303,210	$(292,257)	$1,351,910
Net income	—	—	50,709	—	—	—	50,709
Other comprehensive income (loss), net of tax	—	—	—	410	—	—	410
Dividends paid	—	—	(16,826)	—	—	—	(16,826)
Balance at June 27, 2026	33,047,807	$9,949	$1,669,857	$(1,346)	8,303,210	$(292,257)	$1,386,203

Balance at December 28, 2024	33,047,807	$9,949	$1,577,402	$(2,859)	6,149,364	$(150,857)	$1,433,635
Net income	—	—	44,826	—	—	—	44,826
Other comprehensive income (loss), net of tax	—	—	—	(1,161)	—	—	(1,161)
Dividends paid	—	—	(18,291)	—	—	—	(18,291)
Share purchase	—	—	—	—	2,153,846	(141,400)	(141,400)
Balance at June 28, 2025	33,047,807	$9,949	$1,603,937	$(4,020)	8,303,210	$(292,257)	$1,317,609

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	26 Weeks Ended
(amounts in thousands)	June 27, 2026	June 28, 2025
Cash flows from operating activities:
Net income	$50,709	$44,826
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	63,509	60,218
(Gain) loss on disposition of fixed assets	380	(400)
Unrealized (gain) loss in value of equity securities	—	(968)
Deferred income taxes	(383)	(1,795)
Unrealized (gain) loss in SERP	(1,946)	(867)
Changes in operating assets and liabilities:
Inventories	(9,367)	(4,602)
Accounts receivable and prepaid expenses	3,807	(251)
Accounts payable and other liabilities	(15,697)	(31,063)
Income taxes	5,076	(3,590)
Other	(790)	(91)
Net cash provided by operating activities	95,298	61,417
Cash flows from investing activities:
Purchase of property and equipment	(87,951)	(88,346)
Proceeds from the sale of property and equipment	3,203	111
Purchase of marketable securities	(22,728)	(16,610)
Proceeds from the sale and maturities of marketable securities	15,793	80,855
Acquisition of business	—	(7,447)
Purchase of intangible assets	(149)	(1,331)
Proceeds from sale of intangible assets	45	—
Change in SERP investment	(247)	1,230
Net cash used in investing activities	(92,034)	(31,538)
Cash flows from financing activities:
Share purchase	—	(140,000)
Dividends paid	(16,826)	(18,291)
Net cash used in financing activities	(16,826)	(158,291)
Net increase (decrease) in cash and cash equivalents	(13,562)	(128,412)
Cash and cash equivalents at beginning of year	117,091	190,323
Cash and cash equivalents at end of period	$103,529	$61,911

See accompanying notes to Condensed Consolidated Financial Statements. In the first twenty-six weeks of 2026, there was $12.6 million cash paid for income taxes compared to $20.5 million in 2025 for the same period. Cash paid for interest related to long-term debt was $28 thousand and $19 thousand in the first twenty-six weeks of 2026 and 2025, respectively.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Unrealized gains and losses on debt securities are recognized in “Accumulated other comprehensive income (loss)” on the Company’s Condensed Consolidated Balance Sheets. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. In the thirteen weeks ended June 27, 2026, the Company recognized investment income of $1.6 million. In the thirteen weeks ended June 28, 2025, the Company recognized investment income of $3.1 million, which included an unrealized loss in equity securities of $97 thousand. In the twenty-six weeks ended June 27, 2026, the Company recognized investment income of $3.3 million. In the twenty-six weeks ended June 28, 2025, the Company recognized investment income of $7.9 million, which included an unrealized gain in equity securities of $968 thousand. As of June 27, 2026, the Company held no equity securities and the marketable securities portfolio consisting of high grade corporate and municipal bonds and commercial paper totaled $104.5 million.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketable securities, as of June 27, 2026 and December 27, 2025, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
June 27, 2026	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 2
Corporate and municipal bonds	$96,458	$2,287	$(4,169)	94,576
Commercial Paper	9,891	61	—	9,952
Total	$106,349	$2,348	$(4,169)	$104,528

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 27, 2025	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 2
Corporate and municipal bonds	$94,527	$2,105	$(4,519)	92,113
Commercial paper	4,946	32	—	4,978
Total	$99,473	$2,137	$(4,519)	$97,091

Maturities of marketable securities classified as available-for-sale at June 27, 2026, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$16,625	$16,625
Due after one year through five years	28,783	27,806
Due after five years through ten years	8,090	7,946
Due after ten years	52,851	52,151
Total	$106,349	$104,528

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan (SERP) for certain of its employees which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments which are reported on the Company’s Condensed Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment income of $3.3 million and $2.2 million in the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively. The Company recognized investment income of $2.1 million and $1.8 million in the first twenty-six weeks of 2026 and 2025, respectively. The changes in the underlying liability to the employees are recorded in “Other income (expense).”

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income (Loss)

All balances in accumulated other comprehensive loss are related to available-for-sale marketable debt securities. The following table sets forth the balance of the Company’s accumulated other comprehensive loss, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Debt Securities
Accumulated other comprehensive income (loss) balance as of December 27, 2025	$(1,756)
Other comprehensive income (loss)	410
Net current period other comprehensive income (loss)	410
Accumulated other comprehensive income (loss) balance as of June 27, 2026	$(1,346)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was last amended on September 29, 2023, and matures on October 1, 2027. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of June 27, 2026, the availability under the Credit Agreement was $23.3 million, net of $6.7 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $14 thousand and $10 thousand in the thirteen weeks ended June 27, 2026, and June 28, 2025, respectively. Interest expense related to long-term debt was $28 thousand and $19 thousand in the twenty-six weeks ended June 27, 2026 and June 28, 2025, respectively.

(6) Revenue Recognition

The following table represents net sales by product category and other revenue for the thirteen weeks and twenty-six weeks ended June 27, 2026, and June 28, 2025:

	13 Weeks Ended
(amounts in thousands)	June 27, 2026		June 28, 2025
Grocery	$1,003,154	78.9%	$992,345	81.7%
Pharmacy	167,193	13.2	158,567	13.1
Fuel	98,172	7.7	62,273	5.1
Manufacturing	2,339	0.2	1,294	0.1
Total net sales	$1,270,858	100.0%	$1,214,479	100.0%
Other revenue	4,450		4,317
Total revenue	$1,275,308		$1,218,796

	26 Weeks Ended
(amounts in thousands)	June 27, 2026		June 28, 2025
Grocery	$2,019,753	80.0%	$1,985,440	82.4%
Pharmacy	332,232	13.2	306,658	12.7
Fuel	166,004	6.6	115,768	4.8
Manufacturing	4,587	0.2	3,418	0.1
Total net sales	$2,522,576	100.0%	$2,411,284	100.0%
Other revenue	8,644		8,288
Total revenue	$2,531,220		$2,419,572

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

The following table presents the retail segment’s revenue, significant segment expenses, and segment operating and net income for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025:

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$1,270,858	$1,214,479	$2,522,576	$2,411,284
Other revenue (1)	4,450	4,317	8,644	8,288
Total revenue	1,275,308	1,218,796	2,531,220	2,419,572
Less:
Cost of sales - stores	925,457	890,344	1,828,207	1,770,945
Labor - stores	116,173	110,789	231,885	219,595
Depreciation and amortization - stores (2)	24,802	23,574	49,467	46,800
Occupancy - stores	22,313	21,893	44,420	44,281
All other expense - stores (3)	86,949	79,897	174,507	159,962
Administration, manufacturing, and property management expense	42,181	32,667	80,985	66,688
Distribution and transportation	28,326	29,393	56,940	59,291
Income from operations	29,107	30,239	64,809	52,010
Other income (expense) (4)	(3,280)	(2,163)	(2,068)	(1,805)
Investment income (loss) and interest expense	4,830	5,294	5,292	9,705
Provision for income taxes	7,801	8,092	17,324	15,084
Net income	$22,856	$25,277	$50,709	$44,826
(1)	Other revenue represents commission income earned from a variety of services such as lottery, money orders, third party gift cards, and third party bill pay services.
(2)	Segment depreciation and amortization expense, for stores and non-stores, was $32.1 million and $30.6 million for the thirteen weeks ended June 27, 2026 and June 28, 2025 and $63.5 million and $60.2 million for the twenty-six weeks ended June 27, 2026 and June 28, 2025, respectively. Segment additions of long-lived assets was $48.6 million and $55.1 million for the thirteen weeks ended June 27, 2026 and June 28, 2025, respectively. Segment additions of long-lived assets was $88.0 million and $91.2 million (includes $2.8 million in assets from acquisition of business) for the twenty-six weeks ended June 27, 2026 and June 28, 2025, respectively.
(3)	All other expense consists of all other store controllable and fixed expenses, such as financial services fees, utilities, and outside services.
(4)	Other income (expenses) consists of gains (losses) on SERP liability.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8) Leases

As of June 27, 2026, the Company leased approximately 46% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and twenty-six weeks ended June 27, 2026 and June 28, 2025.

	13 Weeks Ended		26 Weeks Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Operating lease cost	$11,712	$11,557	$23,375	$23,172
Variable lease cost	2,854	2,952	5,602	5,637
Lease or sublease income	(3,034)	(2,780)	(6,060)	(5,559)
Net lease cost	$11,532	$11,729	$22,917	$23,250

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

Utilizing its own strategically located distribution center and transportation fleet, Weis Markets self distributes approximately 50% of products with the remaining being supplied by direct store delivery vendors and regional wholesalers. In addition, the Company has three manufacturing facilities which process milk, water, ice, ice cream and fresh meat products. The corporate offices are located in Sunbury, PA where the Company was founded in 1912.

The Company has provided additional product offerings and customer conveniences such as “Weis 2 Go Online,” currently offered at 196 store locations. “Weis 2 Go Online” allows the customer to order on-line and have their order delivered or picked up at an expedient store drive-thru. The Company also currently offers home delivery to customers at all 202 of its locations via multiple grocery delivery partners.

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to fluctuations caused by declining government benefits, pharmacy sales growth, and inflationary trends in the food retail industry, management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended June 27, 2026, and June 28, 2025, as well as periods ended June 28, 2025, and June 29, 2024, respectively. Comparable store sales increased 2.3 percent on an individual year-over-year basis and increased 4.1 percent on a two-year stacked basis for the thirteen weeks ended June 27, 2026. Comparable store sales increased 2.2 percent on an individual year-over-year basis and increased 3.6 percent on a two-year stacked basis for the twenty-six weeks ended June 27, 2026.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Percentage Change
	13 Weeks Ended
June 27, 2026	2026 vs. 2025	2025 vs. 2024
Comparable store sales (individual year)	2.3%	1.8%
Comparable store sales (two-year stacked)	4.1
Comparable store sales, excluding fuel (individual year)	(0.4)	2.3%
Comparable store sales, excluding fuel (two-year stacked)	1.9%

	Percentage Change
	26 Weeks Ended
June 27, 2026	2026 vs. 2025	2025 vs. 2024
Comparable store sales (individual year)	2.2%	1.4%
Comparable store sales (two-year stacked)	3.6
Comparable store sales, excluding fuel (individual year)	0.4	1.7%
Comparable store sales, excluding fuel (two-year stacked)	2.1%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Change
	13 Weeks Ended		26 Weeks Ended		13 Weeks Ended	26 Weeks Ended
(amounts in thousands, except per share amounts)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025	2026 vs. 2025	2026 vs. 2025
Net sales	$1,270,858	$1,214,479	$2,522,576	$2,411,284	4.6%	4.6%
Other revenue	4,450	4,317	8,644	8,288	3.1	4.3
Total revenue	1,275,308	1,218,796	2,531,220	2,419,572	4.6	4.6
Cost of sales, including advertising, warehousing and distribution expenses	946,907	912,129	1,872,572	1,814,668	3.8	3.2
Gross profit on sales	328,401	306,667	658,648	604,904	7.1	8.9
Gross profit margin	25.8%	25.3%	26.1%	25.1%
Operating, general and administrative expenses	299,294	276,428	593,839	552,894	8.3	7.4
O, G & A, percent of net sales	23.6%	22.8%	23.5%	22.9%
Income from operations	29,107	30,239	64,809	52,010	(3.7)	24.6
Operating margin	2.3%	2.5%	2.6%	2.2%
Investment income (loss) and interest expense	4,830	5,294	5,292	9,705	(8.8)	(45.5)
Investment income (loss) and interest expense, percent of net sales	0.4%	0.4%	0.2%	0.4%
Other income (expense)	(3,280)	(2,163)	(2,068)	(1,805)	(51.6)	(14.6)
Other income (expense), percent of net sales	(0.3)%	(0.2)%	(0.1)%	(0.1)%
Income before provision for income taxes	30,657	33,370	68,033	59,910	(8.1)	13.6
Income before provision for income taxes, percent of net sales	2.4%	2.7%	2.7%	2.5%
Provision for income taxes	7,801	8,092	17,324	15,084	(3.6)	14.9
Effective income tax rate	25.4%	24.2%	25.5%	25.2%
Net income	$22,856	$25,277	$50,709	$44,826	(9.6)%	13.1%
Net income, percent of net sales	1.8%	2.1%	2.0%	1.9%
Basic and diluted earnings per share	$0.92	$0.96	$2.05	$1.69	(4.2)%	21.3%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2026 vs. 2025
June 27, 2026	13 Weeks Ended	26 Weeks Ended
Net sales	4.6%	4.6%
Net sales, excluding fuel	1.7	2.6
Comparable store sales (individual year)	2.3	2.2
Comparable store sales, excluding fuel (individual year)	(0.4)%	0.4%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index increased 0.9% and 0.1% for the thirteen week periods ended June 27, 2026 and June 28, 2025, respectively. The Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.4% and 1.1% for the twenty-six week periods ended June 27, 2026 and June 28, 2025, respectively. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States increased 31.9% or $1.06 per gallon in the thirteen weeks ended June 27, 2026, compared to the same period in 2025. The average price of gasoline in the Central Atlantic States increased 14.9% or $0.50 per gallon in the first twenty-six weeks of 2026 when compared to the same period in 2025. Although the U.S. Bureau of Labor Statistics’ and the U.S. Department of Energy indices may be reflective of broader trends, they will not necessarily be indicative of the Company’s actual results.

Total net sales increased 4.6% to $1.3 billion for the thirteen weeks ended June 27, 2026, from $1.2 billion for the thirteen weeks ended June 28, 2025. In the twenty-six weeks ended June 27, 2026, total net sales increased 4.6% to $2.5 billion from $2.4 billion in 2025.The increase in total net sales includes retail price inflation in grocery, pharmacy, fresh product categories and fuel. Comparable store sales for the thirteen weeks ended June 27, 2026, compared to the same period in 2025 increased 2.3% including fuel and decreased 0.4% excluding fuel. Comparable store sales for the twenty-six weeks ended June 27, 2026, compared to the same period in 2025 increased 2.2% including fuel and 0.4% excluding fuel.

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

Gross profit on sales increased 7.1% and 8.9% for the thirteen and twenty-six weeks ended June 27, 2026, respectively, compared to the same period in 2025. Gross profit margin increased 0.5% and 1.0% for the thirteen and twenty-six weeks ended June 27, 2026, respectively, when compared to the same period in 2025.

Non-cash LIFO inventory valuation adjustments represent expense of $770 thousand in the first twenty-six weeks of 2026 compared to expense of $99 thousand in the same period in 2025. Although the Company experienced cost inflation and deflation in various commodities for the periods presented, the Company anticipates overall product costs to increase given the recent inflationary trends in the food retail industry.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 58.4% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor remained unchanged for the thirteen weeks and increased 0.1% for the twenty-six weeks ended June 27, 2026 when compared to the same period in 2025.

Depreciation and amortization expense included in “Operating, general and administrative expenses” totaled $28.9 million, or 2.3% of net sales, for the thirteen weeks ended June 27, 2026, compared to $27.7 million, or 2.3% of net sales, for the thirteen weeks ended June 28, 2025. For the twenty-six weeks ended June 27, 2026, depreciation and amortization expense was $57.4 million, or 2.3% of net sales, compared to $54.4 million, or 2.3% of net sales, for the twenty-six weeks ended June 28, 2025. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
June 27, 2026	(Decrease)	as a % of sales
Employee expenses	$11,262	0.3%
Interchange fee legal settlement	2,759	0.2
Utility expense	2,512	0.2
Outside services and repairs	2,482	0.0
Fixed expenses (property taxes, depreciation, asset retirement)	2,492	0.0
Other expenses	1,360	0.1

	26 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
June 27, 2026	(Decrease)	as a % of sales
Employee expenses	$21,481	0.3%
Outside services and repairs	6,568	0.1
Utility expense	5,777	0.2
Fixed expenses (property taxes, depreciation, asset retirement)	3,924	(0.0)
Interchange fee legal settlement	2,759	0.1
Other expenses	436	0.0

Operating, general and administrative expenses, as a percent of sales, increased for both the thirteen and twenty-six weeks ended June 27, 2026, compared to the same periods in 2025. The increase was primarily attributable to higher employee costs, including wages and incentive compensation, increased outside services and repair expenses, driven by higher IT expenses and financial service fees, higher fixed expenses due to depreciation associated with new stores opened in 2025, and increased utility costs due to higher electricity rates. In 2025, the Company received and recognized an offset to operating expenses for $2.7 million in payments to settle and monetize legal claims related to being overcharged as a merchant for prior years of credit card interchange fees.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Provision for Income Taxes

The effective income tax rate was 25.5% and 25.2% for the twenty-six weeks ended June 27, 2026 and June 28, 2025, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes and limitation on the deductibility of executive compensation.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and last amended on September 29, 2023, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2027, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of June 27, 2026, the availability under the Credit Agreement was $23.3 million, net of $6.7 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade corporate and municipal bonds with maturity dates between one and thirty years and commercial paper. The portfolio totaled $104.5 million as of June 27, 2026. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

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

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares, and no repurchases were made during the quarter ended June 27, 2026.

Quarterly Cash Dividends

At its regular meeting held in July, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on August 10, 2026, to shareholders of record on July 27, 2026. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Cash Flow Information

	26 Weeks Ended
(amounts in thousands)	June 27, 2026	June 28, 2025	2026 vs. 2025
Net cash provided by (used in):
Operating activities	$95,298	$61,417	$33,881
Investing activities	(92,034)	(31,538)	(60,496)
Financing activities	(16,826)	(158,291)	141,465

Operating

Cash flows from operating activities increased $33.9 million in the first twenty-six weeks of 2026 compared to the same period in 2025. This increase was primarily driven by higher net income and lower liabilities, including incentive accruals and income taxes, and by higher inventories.

Investing

The $60.5 million decrease in cash flow from investing activities in the first twenty-six weeks of 2026, compared to the same period in 2025, was primarily due to lower sales of marketable securities in 2026 following the $140.0 million share purchase in June 2025.

Financing

Cash flows from financing activities increased $141.5 million in the first twenty-six weeks of 2026 compared to the same period in 2025 primarily due to the $140.0 million share purchase in June 2025. The Company paid dividends of $16.8 million and $18.3 million in the first twenty-six weeks of 2026 and 2025, respectively.

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

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended June 27, 2026. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 27, 2025, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 27, 2025, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended June 27, 2026. The Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective for the periods covered March 29, 2026 through June 27, 2026 to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2025 and Quarterly Report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective for the periods covered through December 27, 2025 and March 28, 2026, respectively.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in Item 9a Controls and Procedures of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025, management concluded that there was a material weakness in internal controls due to the incorrect recording of certain overstated inventory amounts and that our internal controls over financial reporting were not designed to prevent or detect a material error as of December 27, 2025. The material weakness resulted in an overstatement of inventory in our previously issued financial statements. The impact of those errors has been corrected and presented in Note 12 of our Annual Report on Form 10-K for the fiscal year ended December 27, 2025. Subsequent to the year ended December 27, 2025, the Company engaged outside legal counsel to conduct a separate investigation and report findings to the Audit Committee. A detailed analysis was completed by management to determine the impact of the overstated inventory.  As part of the remediation efforts, the Company enhanced its inventory management processes and strengthened controls related to the completeness, accuracy, and valuation of inventory, which remediated controls have operated for a sufficient period of time. These actions included improved documentation and record-retention practices, enhanced supervisory and accounting review procedures, revised inventory count and reconciliation protocols, expanded monitoring and exception-reporting processes, and strengthened segregation-of-duties controls. The Company also implemented additional management review controls to further enhance its overall internal control environment.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

ITEM 4. CONTROLS AND PROCEDURES

(continued)

Based on management’s design and implementation and operating effectiveness testing of the redesigned and enhanced controls, discussed above, management concluded that the controls are operating effectively as of June 27, 2026. Accordingly, management has concluded that the previously identified material weakness has been remediated. The remediation efforts have been subject to ongoing oversight by senior management and the Audit Committee of the Board of Directors.

Except as noted in the preceding paragraphs, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 27, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended June 27, 2026, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Exhibit 31.2 Rule 13a-14(a) Certification - CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan arrangement.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	8/6/2026	/S/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	8/6/2026	/S/ Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)