Form 10-Q
period 2026-09-26
WEIS MARKETS INC
filed 2026-11-05
CIK 105418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2026

or

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

As of November 5, 2026, there were 24,744,597 shares outstanding of the registrant’s common stock.

WEIS MARKETS, INC.

WEIS MARKETS, INC.

PART I – FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(amounts in thousands, except shares)	September 26, 2026	December 27, 2025
Assets
Current:
Cash and cash equivalents	$126,308	$117,091
Marketable securities	101,022	97,091
SERP investment	36,073	33,391
Accounts receivable, net	95,030	95,416
Inventories	296,973	287,532
Income taxes recoverable	2,248	6,624
Prepaid expenses and other current assets	44,064	44,090
Total current assets	701,718	681,235
Property and equipment, net	1,107,007	1,089,945
Operating lease right-to-use	161,392	165,070
Goodwill	65,691	65,691
Intangible and other assets, net	24,762	25,418
Total assets	$2,060,570	$2,027,359

Liabilities
Current:
Accounts payable	$244,319	$237,371
Accrued expenses	33,718	41,458
Operating leases	40,066	39,640
Accrued self-insurance	15,450	20,186
Deferred revenue, net	10,144	14,072
Total current liabilities	343,697	352,727
Postretirement benefit obligations	36,074	33,391
Accrued self-insurance	25,123	25,147
Operating leases	127,610	132,454
Deferred income taxes	123,381	126,850
Other	8,550	4,880
Total liabilities	664,435	675,449
Shareholders’ Equity
Common stock, no par value, 100,800,000 shares authorized, 33,047,807 shares issued, 24,744,597 shares outstanding	9,949	9,949
Retained earnings	1,683,654	1,635,974
Accumulated other comprehensive income (loss) (Net of deferred taxes of $1,838 in 2026 and $626 in 2025)	(5,211)	(1,756)
	1,688,392	1,644,167
Treasury stock at cost, 8,303,210 shares	(292,257)	(292,257)
Total shareholders’ equity	1,396,135	1,351,910
Total liabilities and shareholders’ equity	$2,060,570	$2,027,359

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands, except shares and per share amounts)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$1,274,817	$1,238,208	$3,797,393	$3,649,492
Other revenue	4,269	4,099	12,913	12,387
Total revenue	1,279,086	1,242,307	3,810,306	3,661,879
Cost of sales, including advertising, warehousing and distribution expenses	954,472	935,428	2,827,044	2,750,096
Gross profit on sales	324,614	306,879	983,262	911,783
Operating, general and administrative expenses	296,109	286,313	889,948	839,207
Income from operations	28,505	20,566	93,314	72,576
Investment income (loss) and interest expense	2,087	3,276	7,379	12,981
Other income (expense)	(460)	(1,565)	(2,528)	(3,370)
Income before provision for income taxes	30,132	22,277	98,165	82,187
Provision for income taxes	7,922	5,374	25,246	20,458
Net income	$22,210	$16,903	$72,919	$61,729

Weighted-average shares outstanding, basic and diluted	24,744,597	24,744,597	24,744,597	25,999,035
Cash dividends per share	$0.34	$0.34	$1.02	$1.02
Basic and diluted earnings per share	$0.90	$0.69	$2.95	$2.38

See accompanying notes to Condensed Consolidated Financial Statements. The weighted average shares reflects the change in the number of shares outstanding after the purchase of 2,153,846 shares on June 6, 2025 referenced in Note 13 of the 2025 Annual Report filed on Form 10-K.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net income	$22,210	$16,903	$72,919	$61,729
Other comprehensive income (loss) by component, net of tax:
Available-for-sale marketable securities
Unrealized holding gains (losses) arising during period (Net of deferred taxes of $1,364 and $504 for the thirteen weeks and $1,213 and $103 for the thirty-nine weeks in 2026 and 2025, respectively)	(3,865)	1,426	(3,455)	265
Other comprehensive income gain (loss), net of tax	(3,865)	1,426	(3,455)	265
Comprehensive income, net of tax	$18,345	$18,329	$69,464	$61,994

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(unaudited)

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirteen Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 26, 2026 and September 27, 2025	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at June 27, 2026	33,047,807	$9,949	$1,669,857	$(1,346)	8,303,210	$(292,257)	$1,386,203
Net income	—	—	22,210	—	—	—	22,210
Other comprehensive income (loss), net of tax	—	—	—	(3,865)	—	—	(3,865)
Dividends paid	—	—	(8,413)	—	—	—	(8,413)
Balance at September 26, 2026	33,047,807	$9,949	$1,683,654	$(5,211)	8,303,210	$(292,257)	$1,396,135

Balance at June 28, 2025	33,047,807	$9,949	$1,603,937	$(4,020)	8,303,210	$(292,257)	$1,317,609
Net income	—	—	16,903	—	—	—	16,903
Other comprehensive income (loss), net of tax	—	—	-	1,426	—	—	1,426
Dividends paid	—	—	(8,413)	—	—	—	(8,413)
Balance at September 27, 2025	33,047,807	$9,949	$1,612,427	$(2,594)	8,303,210	$(292,257)	$1,327,525

				Accumulated
(amounts in thousands, except shares)				Other			Total
For the Thirty-Nine Weeks Ended	Common Stock		Retained	Comprehensive	Treasury Stock		Shareholders’
September 26, 2026 and September 27, 2025	Shares	Amount	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at December 27, 2025	33,047,807	$9,949	$1,635,974	$(1,756)	8,303,210	$(292,257)	$1,351,910
Net income	—	—	72,919	—	—	—	72,919
Other comprehensive income (loss), net of tax	—	—	—	(3,455)	—	—	(3,455)
Dividends paid	—	—	(25,239)	—	—	—	(25,239)
Balance at September 26, 2026	33,047,807	$9,949	$1,683,654	$(5,211)	8,303,210	$(292,257)	$1,396,135

Balance at December 28, 2024	33,047,807	$9,949	$1,577,402	$(2,859)	6,149,364	$(150,857)	$1,433,635
Net income	—	—	61,729	—	—	—	61,729
Other comprehensive income (loss), net of tax	—	—	—	265	—	—	265
Dividends paid	—	—	(26,704)	—	—	—	(26,704)
Share purchase	—	—	—	—	2,153,846	(141,400)	(141,400)
Balance at September 27, 2025	33,047,807	$9,949	$1,612,427	$(2,594)	8,303,210	$(292,257)	$1,327,525

See accompanying notes to Condensed Consolidated Financial Statements.

WEIS MARKETS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	39 Weeks Ended
(amounts in thousands)	September 26, 2026	September 27, 2025
Cash flows from operating activities:
Net income	$72,919	$61,729
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	94,971	91,959
(Gain) loss on disposition of fixed assets	399	(404)
Unrealized (gain) loss in value of equity securities	—	(1,382)
Deferred income taxes	(2,256)	13,783
Unrealized (gain) loss in SERP	(2,342)	(2,359)
Changes in operating assets and liabilities:
Inventories	(9,441)	(9,559)
Accounts receivable and prepaid expenses	411	(14,152)
Accounts payable and other liabilities	(6,090)	(2,350)
Income taxes	4,376	(13,793)
Other	(474)	(2,860)
Net cash provided by operating activities	152,473	120,612
Cash flows from investing activities:
Purchase of property and equipment	(111,990)	(152,217)
Proceeds from the sale of property and equipment	3,224	111
Purchase of marketable securities	(36,147)	(18,610)
Proceeds from the sale and maturities of marketable securities	27,339	88,695
Acquisition of business	—	(7,447)
Purchase of intangible assets	(149)	(1,365)
Proceeds from sale of intangible assets	45	—
Change in SERP investment	(339)	1,252
Net cash used in investing activities	(118,017)	(89,581)
Cash flows from financing activities:
Share purchase	—	(140,000)
Dividends paid	(25,239)	(26,704)
Net cash used in financing activities	(25,239)	(166,704)
Net increase (decrease) in cash and cash equivalents	9,217	(135,673)
Cash and cash equivalents at beginning of year	117,091	190,323
Cash and cash equivalents at end of period	$126,308	$54,650

See accompanying notes to Condensed Consolidated Financial Statements. In the first thirty-nine weeks of 2026, there was $23.1 million cash paid for income taxes compared to $20.5 million in 2025 for the same period. Cash paid for interest related to long-term debt was $43 thousand and $31 thousand in the first thirty-nine weeks of 2026 and 2025, respectively.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(1) Significant Accounting Policies

Basis of Presentation: The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring deferrals and accruals) considered necessary for a fair presentation have been included. The operating results for the periods presented are not necessarily indicative of the results to be expected for the full year. The Company has evaluated subsequent events for disclosure through the date of issuance of the accompanying unaudited Condensed Consolidated Financial Statements. On October 29, 2026, the Company entered into an amendment to its Revolving Credit Agreement that extended the maturity date of the revolving credit facility to October 1, 2030. No other material provisions of the agreement were modified. Other than the matter described above, there were no material subsequent events requiring additional disclosure. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s latest Annual Report on Form 10-K.

(2) Current Relevant Accounting Standards

The Company regularly monitors recently issued accounting standards and assesses their applicability and future impact. The Company believes there are three accounting standard updates (ASU) that will have an impact on the Company’s disclosures.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The new guidance is effective for annual reporting periods after December 15, 2026, and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company expects the adoption of ASU 2024-03 to have a significant impact on its financial statement disclosures and is currently evaluating the changes necessary to implement the new disclosure requirements.

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"), which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impact of adoption of the ASU and does not expect the adoption to have a material impact on the Company’s consolidated financial statements and disclosures.

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

The Company accrues interest on its bond and commercial paper portfolio throughout the life of each bond and commercial paper held. Unrealized gains and losses on debt securities are recognized in “Accumulated other comprehensive income (loss)” on the Company’s Condensed Consolidated Balance Sheets. Dividends from the equity securities are recognized as received. Interest, dividends and unrealized gains and losses on equity securities are recognized in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. In the thirteen weeks ended September 26, 2026, the Company recognized investment income of $1.6 million. In the thirteen weeks ended September 27, 2025, the Company recognized investment income of $1.7 million, which included an unrealized gain in equity securities of $414 thousand. In the thirty-nine weeks ended September 26, 2026, the Company recognized investment income of $4.9 million. In the thirty-nine weeks ended September 27, 2025, the Company recognized investment income of $9.6 million, which included an unrealized gain in equity securities of $1.4 million. As of September 26, 2026, the Company held no equity securities and the marketable securities portfolio consisting of high grade corporate and municipal bonds and commercial paper totaled $101.0 million.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Marketable securities, as of September 26, 2026 and December 27, 2025, consisted of:

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
September 26, 2026	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 2
Corporate and municipal bonds	$96,152	$1,216	$(8,363)	89,005
Commercial Paper	11,919	98	—	12,017
Total	$108,071	$1,314	$(8,363)	$101,022

		Gross	Gross
(amounts in thousands)	Amortized	Unrealized	Unrealized	Fair
December 27, 2025	Cost	Holding Gains	Holding Losses	Value
Available-for-sale:
Level 2
Corporate and municipal bonds	$94,527	$2,105	$(4,519)	92,113
Commercial paper	4,946	32	—	4,978
Total	$99,473	$2,137	$(4,519)	$97,091

Maturities of marketable securities classified as available-for-sale at September 26, 2026, were as follows:

	Amortized	Fair
(amounts in thousands)	Cost	Value
Available-for-sale:
Due within one year	$21,348	$21,296
Due after one year through five years	24,284	22,949
Due after five years through ten years	8,068	7,629
Due after ten years	54,371	49,148
Total	$108,071	$101,022

SERP Investments

The Company also maintains a non-qualified supplemental executive retirement plan (SERP) for certain of its employees which allows them to defer income to future periods. Participants in the plans earn a return on their deferrals based on mutual fund investments. The Company chooses to invest in the underlying mutual fund investments to offset the liability associated with the non-qualified deferred compensation plans. Such investments which are reported on the Company’s Condensed Consolidated Balance Sheets as “SERP investment,” are classified as trading securities and are measured at fair value using Level 1 inputs with gains and losses included in “Investment income (loss) and interest expense” on the Company’s Condensed Consolidated Statements of Income. The Company recognized investment income of $459 thousand and $1.6 million in the thirteen weeks ended September 26, 2026 and September 27, 2025, respectively. The Company recognized investment income of $2.5 million and $3.4 million in the first thirty-nine weeks of 2026 and 2025, respectively. The changes in the underlying liability to the employees are recorded in “Other income (expense).”

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(4) Accumulated Other Comprehensive Income (Loss)

All balances in accumulated other comprehensive loss are related to available-for-sale marketable debt securities. The following table sets forth the balance of the Company’s accumulated other comprehensive loss, net of tax.

Unrealized Gains (Losses)
on Available-for-Sale
(amounts in thousands)	Marketable Debt Securities
Accumulated other comprehensive income (loss) balance as of December 27, 2025	$(1,756)
Other comprehensive income (loss)	(3,455)
Net current period other comprehensive income (loss)	(3,455)
Accumulated other comprehensive income (loss) balance as of September 26, 2026	$(5,211)

(5) Long-Term Debt

On September 1, 2016, Weis Markets entered into a revolving credit agreement with Wells Fargo Bank, N.A. (the “Credit Agreement”), which was last amended on October 29, 2026, and matures on October 1, 2030. The Credit Agreement provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 26, 2026, the availability under the Credit Agreement was $23.9 million, net of $6.1 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

Interest expense related to long-term debt was $15 thousand and $12 thousand in the thirteen weeks ended September 26, 2026, and September 27, 2025, respectively. Interest expense related to long-term debt was $43 thousand and $31 thousand in the thirty-nine weeks ended September 26, 2026 and September 27, 2025, respectively.

(6) Revenue Recognition

The following table represents net sales by product category and other revenue for the thirteen and thirty-nine weeks ended September 26, 2026, and September 27, 2025:

	13 Weeks Ended
(amounts in thousands)	September 26, 2026		September 27, 2025
Grocery	$996,471	78.2%	$992,303	80.2%
Pharmacy	176,145	13.8	178,353	14.4
Fuel	99,739	7.8	66,137	5.3
Manufacturing	2,462	0.2	1,415	0.1
Total net sales	$1,274,817	100.0%	$1,238,208	100.0%
Other revenue	4,269		4,099
Total revenue	$1,279,086		$1,242,307

	39 Weeks Ended
(amounts in thousands)	September 26, 2026		September 27, 2025
Grocery	$3,016,225	79.4%	$2,977,742	81.6%
Pharmacy	508,377	13.4	485,011	13.3
Fuel	265,743	7.0	181,906	5.0
Manufacturing	7,048	0.2	4,833	0.1
Total net sales	$3,797,393	100.0%	$3,649,492	100.0%
Other revenue	12,913		12,387
Total revenue	$3,810,306		$3,661,879

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

The following table presents the retail segment’s revenue, significant segment expenses, and segment operating and net income for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025:

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$1,274,817	$1,238,208	$3,797,393	$3,649,492
Other revenue (1)	4,269	4,099	12,913	12,387
Total revenue	1,279,086	1,242,307	3,810,306	3,661,879
Less:
Cost of sales - stores	933,413	912,537	2,761,620	2,683,481
Labor - stores	116,680	111,789	348,564	331,384
Depreciation and amortization-stores (2)	25,365	24,539	74,831	71,339
Occupancy - stores	21,581	21,967	66,001	66,249
All other expense - stores (3)	90,147	84,417	264,655	244,379
Administration, manufacturing, and property management expense	34,843	34,817	115,828	101,505
Distribution and transportation	28,552	31,675	85,493	90,966
Income from operations	28,505	20,566	93,314	72,576
Other income (expense) (4)	(460)	(1,565)	(2,528)	(3,370)
Investment income (loss) and interest expense	2,087	3,276	7,379	12,981
Provision for income taxes	7,922	5,374	25,246	20,458
Net income	$22,210	$16,903	$72,919	$61,729
(1)	Other revenue represents commission income earned from a variety of services such as lottery, money orders, third party gift cards, and third party bill pay services.
(2)	Segment depreciation and amortization expense, for stores and non-stores, was $31.5 million and $31.7 million for the thirteen weeks ended September 26, 2026 and September 27, 2025 and $95.0 million and $92.0 million for the thirty-nine weeks ended September 26, 2026 and September 27, 2025, respectively. Segment additions of long-lived assets was $24.0 million and $63.9 million for the thirteen weeks ended September 26, 2026 and September 27, 2025, respectively. Segment additions of long-lived assets was $112.0 million and $155.1 million (includes $2.8 million in assets from acquisition of business) for the thirty-nine weeks ended September 26, 2026 and September 27, 2025, respectively.
(3)	All other expense consists of all other store controllable and fixed expenses, such as financial services fees, utilities, and outside services.
(4)	Other income (expenses) consists of gains (losses) on SERP liability.

WEIS MARKETS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(8) Leases

As of September 26, 2026, the Company leased approximately 46% of its open store facilities under operating leases that expire at various dates through 2038, with the remaining store facilities being owned. These leases generally provide for fixed annual rentals; however, several provide for minimum annual rentals plus variable lease costs related to real estate taxes and insurance as well as contingent rentals based on a percentage of annual sales or increases periodically based on inflation. These variable lease costs are not included in the measurement of the operating lease right-to-use assets or lease liabilities and are charged to the related expense category included in “Operating, general and administrative expenses.” Most of the leases contain multiple renewal options, under which the Company may extend the lease terms from 5 to 20 years. Additionally, the Company has operating leases for certain transportation and other equipment.

The Company leases or subleases space to tenants in owned, vacated and open store facilities. Rental income is recorded when earned as a component of “Operating, general and administrative expenses.”

The following is a schedule of the lease costs included in “Operating, general and administrative expenses” for the thirteen and thirty-nine weeks ended September 26, 2026 and September 27, 2025.

	13 Weeks Ended		39 Weeks Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Operating lease cost	$11,835	$11,593	$35,210	$34,765
Variable lease cost	2,852	3,040	8,455	8,677
Lease or sublease income	(3,238)	(2,714)	(9,297)	(8,273)
Net lease cost	$11,449	$11,919	$34,368	$35,169

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

Year-over-year and sequential comparisons are the primary calculations used to analyze operating results, however, due to fluctuations caused by declining government benefits, pharmacy sales growth, and inflationary trends in the food retail industry, management believes it is necessary to provide a Two-Year Stacked Comparable Store Sales analysis. The following tables provide the two-year stacked comparable store sales, including and excluding fuel, for the periods ended September 26, 2026 and September 27, 2025, as well as periods ended September 27, 2025 and September 28, 2024, respectively. Comparable store sales increased 1.3 percent on an individual year-over-year basis and increased 3.8 percent on a two-year stacked basis for the thirteen weeks ended September 26, 2026. Comparable store sales increased 1.9 percent on an individual year-over-year basis and increased 3.6 percent on a two-year stacked basis for the thirty-nine weeks ended September 26, 2026.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

	Percentage Change
	13 Weeks Ended
September 26, 2026	2026 vs. 2025	2025 vs. 2024
Comparable store sales (individual year)	1.3%	2.5%
Comparable store sales (two-year stacked)	3.8
Comparable store sales, excluding fuel (individual year)	(1.2)	2.5%
Comparable store sales, excluding fuel (two-year stacked)	1.3%

	Percentage Change
	39 Weeks Ended
September 26, 2026	2026 vs. 2025	2025 vs. 2024
Comparable store sales (individual year)	1.9%	1.7%
Comparable store sales (two-year stacked)	3.6
Comparable store sales, excluding fuel (individual year)	(0.1)	1.9%
Comparable store sales, excluding fuel (two-year stacked)	1.8%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Results of Operations

Analysis of Consolidated Statements of Income

					Percentage Change
	13 Weeks Ended		39 Weeks Ended		13 Weeks Ended	39 Weeks Ended
(amounts in thousands, except per share amounts)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025	2026 vs. 2025	2026 vs. 2025
Net sales	$1,274,817	$1,238,208	$3,797,393	$3,649,492	3.0%	4.1%
Other revenue	4,269	4,099	12,913	12,387	4.1	4.2
Total revenue	1,279,086	1,242,307	3,810,306	3,661,879	3.0	4.1
Cost of sales, including advertising, warehousing and distribution expenses	954,472	935,428	2,827,044	2,750,096	2.0	2.8
Gross profit on sales	324,614	306,879	983,262	911,783	5.8	7.8
Gross profit margin	25.5%	24.8%	25.9%	25.0%
Operating, general and administrative expenses	296,109	286,313	889,948	839,207	3.4	6.0
O, G & A, percent of net sales	23.2%	23.1%	23.4%	23.0%
Income from operations	28,505	20,566	93,314	72,576	38.6	28.6
Operating margin	2.2%	1.7%	2.5%	2.0%
Investment income (loss) and interest expense	2,087	3,276	7,379	12,981	(36.3)	(43.2)
Investment income (loss) and interest expense, percent of net sales	0.2%	0.3%	0.2%	0.4%
Other income (expense)	(460)	(1,565)	(2,528)	(3,370)	(70.6)	(25.0)
Other income (expense), percent of net sales	(0.0)%	(0.1)%	(0.1)%	(0.1)%
Income before provision for income taxes	30,132	22,277	98,165	82,187	35.3	19.4
Income before provision for income taxes, percent of net sales	2.4%	1.8%	2.6%	2.3%
Provision for income taxes	7,922	5,374	25,246	20,458	47.4	23.4
Effective income tax rate	26.3%	24.1%	25.7%	24.9%
Net income	$22,210	$16,903	$72,919	$61,729	31.4%	18.1%
Net income, percent of net sales	1.7%	1.4%	1.9%	1.7%
Basic and diluted earnings per share	$0.90	$0.69	$2.95	$2.38	30.4%	23.9%

Net Sales

Individual Year-Over-Year Analysis of Sales

	Percentage Change
	2026 vs. 2025
September 26, 2026	13 Weeks Ended	39 Weeks Ended
Net sales	3.0%	4.1%
Net sales, excluding fuel	0.2	1.8
Comparable store sales (individual year)	1.3	1.9
Comparable store sales, excluding fuel (individual year)	(1.2)%	(0.1)%

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

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

According to the latest U.S. Bureau of Labor Statistics’ report, the Seasonally Adjusted Food-at-Home Consumer Price Index decreased 0.1% and increased 0.8% for the thirteen week periods ended September 26, 2026 and September 27, 2025, respectively. The Seasonally Adjusted Food-at-Home Consumer Price Index increased 1.3% and 1.9% for the thirty-nine week periods ended September 26, 2026 and September 27, 2025, respectively. According to the U.S. Department of Energy, the average price of gasoline in the Central Atlantic States increased 29.3% or $0.97 per gallon in the thirteen weeks ended September 26, 2026, compared to the same period in 2025. The average price of gasoline in the Central Atlantic States increased 19.7% or $0.65 per gallon in the first thirty-nine weeks of 2026 when compared to the same period in 2025. Although the U.S. Bureau of Labor Statistics’ and the U.S. Department of Energy indices may be reflective of broader trends, they will not necessarily be indicative of the Company’s actual results.

Total net sales increased 3.0% to $1.3 billion for the thirteen weeks ended September 26, 2026, from $1.2 billion for the thirteen weeks ended September 27, 2025. For the thirty-nine weeks ended September 26, 2026, total net sales increased 4.1% to $3.8 billion from $3.6 billion in 2025. The increase in total net sales includes retail price inflation in grocery, fresh product categories and fuel. Comparable store sales for the thirteen weeks ended September 26, 2026, compared to the same period in 2025 increased 1.3% including fuel and decreased 1.2% excluding fuel. Comparable store sales for the thirty-nine weeks ended September 26, 2026, compared to the same period in 2025 increased 1.9% including fuel and decreased 0.1% excluding fuel. Sales growth was driven primarily by higher fuel sales, partially offset by lower pharmacy, dairy, and produce sales. Pharmacy sales were adversely affected by the Inflation Reduction Act’s Medicare maximum fair price provisions, while dairy sales declined due to egg price deflation compared with the same period in 2025. Produce sales were negatively impacted by lower customer demand during the Cyclospora outbreak in the third quarter of 2026.

Although the Company experienced retail inflation and deflation across various commodities during the periods presented, the Company expects these trends to continue to vary by category. Inflationary pressures in certain food categories may be partially offset by anticipated pharmacy deflation resulting from the Inflation Reduction Act’s Medicare maximum fair price provisions and moderating fuel prices. Management cannot accurately measure the full impact of inflation or deflation on retail pricing due to changes in the types of merchandise sold between periods, shifts in customer buying patterns and the fluctuation of competitive factors. Management remains confident in its ability to generate long-term sales growth in a highly competitive environment, but also understands some competitors have greater financial resources and could use these resources to take measures which could adversely affect the Company’s competitive position.

Cost of Sales and Gross Profit

Cost of sales consists of direct product costs (net of vendor discounts and allowances), net advertising costs, distribution center and transportation costs, as well as manufacturing facility operations.

Gross profit on sales increased 5.8% and 7.8% for the thirteen and thirty-nine weeks ended September 26, 2026, respectively, compared to the same period in 2025. Gross profit margin increased 0.7% and 0.9% for the thirteen and thirty-nine weeks ended September 26, 2026, respectively, when compared to the same period in 2025.

Non-cash LIFO inventory valuation adjustments represent expense of $926 thousand in the first thirty-nine weeks of 2026 compared to expense of $329 thousand in the same period in 2025. Although the Company experienced cost inflation and deflation across various commodities during the periods presented, the Company expects these trends to continue to vary by category. Inflationary pressures in certain food categories may be partially offset by anticipated pharmacy deflation resulting from the Inflation Reduction Act’s Medicare maximum fair price provisions and moderating fuel costs.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Operating, General and Administrative Expenses

The majority of the operating, general and administrative expenses are driven by sales volume.

Employee expenses such as wages, employer paid taxes, health care benefits and retirement plans, comprise approximately 58.5% of the total “Operating, general and administrative expenses.” As a percent of sales, direct store labor increased 0.1% for the thirteen and thirty-nine week periods ended September 26, 2026 when compared to the same period in 2025.

Depreciation and amortization expense included in “Operating, general and administrative expenses” totaled $28.5 million, or 2.2% of net sales, for the thirteen weeks ended September 26, 2026, compared to $28.7 million, or 2.3% of net sales, for the thirteen weeks ended September 27, 2025. For the thirty-nine weeks ended September 26, 2026, depreciation and amortization expense was $85.9 million, or 2.3% of net sales, compared to $83.1 million, or 2.3% of net sales, for the thirty-nine weeks ended September 27, 2025. See the Liquidity and Capital Resources section for further information regarding the Company’s capital expenditure program.

A breakdown of the material increases (decreases) as a percent of sales in "Operating, general and administrative expenses" is as follows:

	13 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 26, 2026	(Decrease)	as a % of sales
Employee expenses	$7,389	0.2%
Outside services and repairs	2,169	0.1
Utility expense	1,531	0.1
Fixed expenses (property taxes, depreciation, insurance)	(2,024)	(0.3)
Other expenses	732	0.1

	39 Weeks Ended
(amounts in thousands)	Increase	Increase (Decrease)
September 26, 2026	(Decrease)	as a % of sales
Employee expenses	$28,869	0.2%
Outside services and repairs	8,737	0.1
Utility expense	7,308	0.1
Interchange fee legal settlement	2,759	0.1
Fixed expenses (property taxes, depreciation, insurance)	1,900	(0.1)
Other expenses	1,168	0.0

Operating, general and administrative expenses, as a percent of sales, increased for both the thirteen and thirty-nine weeks ended September 26, 2026, compared to the same periods in 2025. The increases were primarily attributable to higher employee costs, including wages and incentive compensation, higher outside services and repair expenses, including IT expenses and financial service fees, and increased utility costs due to higher electricity rates. Fixed expenses for the thirteen-week period decreased primarily due to lower workers’ compensation reserves and depreciation expense, partially offset by higher depreciation associated with new stores opened in 2025. For the thirty-nine-week period, fixed expenses increased primarily due to higher depreciation associated with new stores opened in 2025. In 2025, the Company recognized a $2.7 million reduction to operating expenses from the settlement and monetization of legal claims related to credit card interchange fees overcharged by payment card networks in prior years.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Provision for Income Taxes

The effective income tax rate was 25.7% and 24.9% for the thirty-nine weeks ended September 26, 2026 and September 27, 2025, respectively. The effective income tax rate differed from the federal statutory rate, primarily due to the effect of state taxes and limitation on the deductibility of executive compensation.

Liquidity and Capital Resources

The primary source of cash is cash flows generated from operations. In addition, the Company has access to a revolving credit agreement entered into on September 1, 2016, and last amended on October 29, 2026, with Wells Fargo Bank, N.A. (the “Credit Agreement”). The Credit Agreement matures on October 1, 2030, and provides for an unsecured revolving credit facility with an aggregate principal amount not to exceed $30.0 million with an additional discretionary amount available of $70.0 million. As of September 26, 2026, the availability under the Credit Agreement was $23.9 million, net of $6.1 million letters of credit. The letters of credit are maintained primarily to support performance, payment, deposit or surety obligations of the Company.

The Company’s investment portfolio consists of high-grade corporate and municipal bonds with maturity dates between one and thirty years and commercial paper. The portfolio totaled $101.0 million as of September 26, 2026. Management anticipates maintaining the investment portfolio but has the ability to liquidate if needed.

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

The Board of Directors’ 2004 resolution authorizing the repurchase of up to one million shares of the Company’s common stock has a remaining balance of 752,468 shares, and no repurchases were made during the quarter ended September 26, 2026.

Quarterly Cash Dividends

At its regular meeting held in October, the Board of Directors declared a quarterly dividend of $0.34 per share, payable on November 23, 2026, to shareholders of record on November 9, 2026. The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors reconsiders the declaration of dividends quarterly. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments and the amount of the dividends depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

WEIS MARKETS, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(continued)

Cash Flow Information

	39 Weeks Ended
(amounts in thousands)	September 26, 2026	September 27, 2025	2026 vs. 2025
Net cash provided by (used in):
Operating activities	$152,473	$120,612	$31,861
Investing activities	(118,017)	(89,581)	(28,436)
Financing activities	(25,239)	(166,704)	141,465

Operating

Cash flows from operating activities increased $31.9 million in the first thirty-nine weeks of 2026 compared to the same period in 2025. This increase was primarily driven by higher net income and decreased accounts receivable and prepaid expenses.

Investing

The $28.4 million decrease in cash flow from investing activities in the first thirty-nine weeks of 2026, compared to the same period in 2025, was primarily due to lower sales of marketable securities in 2026 following the sale of marketable securities used to partially fund the $140.0 million share purchase in June 2025.

Financing

Cash flows from financing activities increased $141.5 million in the first thirty-nine weeks of 2026 compared to the same period in 2025 primarily due to the $140.0 million share purchase in June 2025. The Company paid dividends of $25.2 million and $26.7 million in the first thirty-nine weeks of 2026 and 2025, respectively.

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

WEIS MARKETS, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company’s market risk during the fiscal quarter ended September 26, 2026. Quantitative information is set forth in Item 7a on the Company’s Annual Report on Form 10-K under the caption “Quantitative and Qualitative Disclosures About Market Risk,” which was filed for the fiscal year ended December 27, 2025, and is incorporated herein by reference.

Qualitative Disclosure - This information is set forth in the Company’s Annual Report on Form 10-K under the caption “Liquidity and Capital Resources,” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which was filed for the fiscal year ended December 27, 2025, and is incorporated herein by reference.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer, together with the Company’s Disclosure Committee, evaluated the Company’s disclosure controls and procedures as of the fiscal quarter ended September 26, 2026. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports was accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, there was no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 26, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

WEIS MARKETS, INC.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the thirteen weeks ended September 26, 2026, no director or officer of the Company, nor the Company itself, adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibits

Exhibit 31.1 Rule 13a-14(a) Certification - CEO
Exhibit 31.2 Rule 13a-14(a) Certification - CFO
Exhibit 32 Certification Pursuant to 18 U.S.C. Section 1350

Exhibit 101 The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Shareholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan arrangement.

WEIS MARKETS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEIS MARKETS, INC.
(Registrant)

Date:	11/5/2026	/S/ Jonathan H. Weis
Jonathan H. Weis
Chairman,
President and Chief Executive Officer
(Principal Executive Officer)

Date:	11/5/2026	/S/ Michael T. Lockard
Michael T. Lockard
Senior Vice President, Chief Financial Officer
and Treasurer
(Principal Financial Officer)